Form 10-Q
period 2012-03-31
Verastem, Inc.
filed 2012-05-14
CIK 1526119

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35409

Verastem, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3269467 (I.R.S. Employer Identification Number)
215 First Street, Suite 440 Cambridge, MA (Address of principal executive offices)	02142 (Zip Code)

(617) 252-9300
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of May 4, 2012 there were 21,059,116 shares of Common Stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

        The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

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

        We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the "Risk Factors" section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

        You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to the Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

Verastem, Inc.

(A development stage company)

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$25,470	$20,954
Short-term investments	15,597	26,857
Prepaid expenses and other current assets	490	130

Total current assets	41,557	47,941
Property and equipment, net	793	709
Long-term investments	68,269	8,994
Other assets	—	1,307
Restricted cash	86	86

Total assets	$110,705	$59,037

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,936	$2,273
Accrued expenses	1,001	873

Total current liabilities	2,937	3,146
Deferred rent	66	74
Liability for shares subject to repurchase	27	36
Obligation to issue warrant	—	406
Series A redeemable convertible preferred stock, $0.0001 par value; no shares and 16,000 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	15,939
Series B redeemable convertible preferred stock, $0.0001 par value; no shares and 16,025 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	31,948
Series C redeemable convertible preferred stock, $0.0001 par value; no shares and 9,068 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	20,254
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 100,000 and 53,093, shares authorized at March 31, 2012 and December 31, 2011, respectively, 19,791 and 1,559 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2	1
Additional paid-in capital	129,056	1,702
Accumulated other comprehensive loss	(45)	(2)
Deficit accumulated during the development stage	(21,338)	(14,467)

Total stockholders' equity (deficit)	107,675	(12,766)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$110,705	$59,037

See accompanying notes.

Verastem, Inc.

(A development stage company)

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

			Period from August 4, 2010 (inception) to March 31, 2012
	Three months ended, March 31,
	2012	2011
Operating expenses:
Research and development	$4,803	$675	$15,086
General and administrative	2,125	471	6,324

Total operating expenses	6,928	1,146	21,410

Loss from operations	(6,928)	(1,146)	(21,410)
Interest income	57	—	72

Net loss	(6,871)	(1,146)	(21,338)

Accretion of preferred stock	(6)	(4)	(40)

Net loss applicable to common stockholders	$(6,877)	$(1,150)	$(21,378)

Net loss per share applicable to common stockholders—basic and diluted	$(0.47)	$(1.06)	$(6.62)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	14,693	1,089	3,228

Comprehensive loss	$(6,914)	$(1,146)	$(21,383)

See accompanying notes.

Verastem, Inc.

(A development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			Period from August 4, 2010 (inception) to March 31, 2012
	Three months ended March 31,
	2012	2011
Operating activities
Net loss	$(6,871)	$(1,146)	$(21,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	—	129
Stock-based compensation expense	1,529	54	3,216
Common stock issued in exchange for license	—	—	46
Obligation to issue a warrant in exchange for license	—	—	439
Change in fair value of obligation to issue warrant	431	—	398
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(360)	(8)	(490)
Accounts payable	(337)	134	1,936
Accrued expenses and deferred rent	667	99	1,067

Net cash used in operating activities	(4,895)	(867)	(14,597)
Investing activities
Purchases of property and equipment	(130)	—	(923)
Purchases of investments	(72,758)	—	(108,609)
Maturities of investments	24,700	—	24,700
Increase in restricted cash	—	—	(86)

Net cash used in investing activities	(48,188)	—	(84,918)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	—	68,107
Net proceeds from the issuance of common stock and restricted common stock	57,599	—	56,878

Net cash provided by financing activities	57,599	—	124,985

Increase (decrease) in cash and cash equivalents	4,516	(867)	25,470
Cash and cash equivalents at beginning of period	20,954	3,584	—

Cash and cash equivalents at end of period	$25,470	$2,717	$25,470

Supplemental disclosure of non-cash financing activity
Accretion of redeemable convertible preferred stock to redemption value	$6	$4	$40

Conversion of redeemable convertible preferred stock upon initial public offering	$68,148	$—	$68,148

Reclassification of obligation to issue warrant from liabilities to equity	$837	$—	$837

See accompanying notes.

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

        The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission ("SEC") on March 30, 2012.

Subsequent Events

        In preparing the financial statements included in this Form 10-Q, the Company has evaluated all subsequent events that occurred after March 31, 2012 through the date of the filing of this Form 10-Q. On May 11, 2012, the Company acquired from S*Bio Pte Ltd, or S*Bio, compounds identified as dual inhibitors of PI3K and mTOR, including related patent rights. PI3K and mTOR are members of a network of proteins, or signaling pathway, that promotes cancer cell proliferation and survival. Under the agreement, the Company paid S*Bio an upfront fee of $350,000 and has agreed to pay S*Bio milestone payments of up to an aggregate of approximately $21.0 million upon the achievement of specified development and regulatory milestones. In addition, the Company agreed to pay to S*Bio tiered, low to mid single digit royalties as a percentage of annual net sales of each product containing an acquired compound as an ingredient. The obligation to pay royalties continues on a product by product and country by country basis until the expiration of all acquired patent rights covering the product in such country. If the Company obtains a license from a third party in order to commercialize an acquired compound contained in a product in a particular country, then the Company may deduct up to 50% of the amount paid to such third party from the royalty payments that Company owes to S*Bio for such product. The deduction is subject to specified limitations, including that in no event will any such deduction reduce a royalty payment owed to S*Bio by more than 50% as a result of all such deductions in the aggregate. The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

Recent Accounting Pronouncements

        In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement." This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of stockholders' deficit. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The Company adopted the ASU on January 1, 2012. The adoption did not have a significant impact on the financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income." This ASU enhances comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholder's equity (deficit). The Company adopted this ASU on January 1, 2012. The adoption of this standard did not have a significant impact on the financial statements, but it did impact the presentation of comprehensive loss in the financial statements.

2. Fair value of financial instruments

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

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities
Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
Level 3 inputs	Unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability

        The following table presents information about the Company's financial assets that have been measured at fair value at March 31, 2012 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$9,037	$9,037	$—	$—
Short-term investments	15,597	—	15,597	—
Long-term investments	68,269	—	68,269	—

Total financial assets	$92,903	$9,037	$83,866	$—

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

2. Fair value of financial instruments (Continued)

        The following table presents information about the Company's financial assets that have been measured at fair value at December 31, 2011 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$4,102	$3,102	$1,000	$—
Short-term investments	26,857	—	26,857	—
Long-term investments	8,994	—	8,994	—

Total financial assets	$39,953	$3,102	$36,851	$—

Financial liabilities
Obligation to issue warrant	$406	$—	$—	$406

Total financial liabilities	$406	$—	$—	$406

        The Company's cash equivalents and investments are comprised of money market accounts, government-sponsored enterprise securities and commercial paper of publicly traded companies secured by the U.S. government. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2012.

        In connection with the license with Poniard Pharmaceuticals Inc., the Company is obligated to issue a warrant to Poniard for the purchase of the Company's common stock upon the first patient dosing using a product licensed under the agreement with Poniard; such warrant will have a three year term from the date of issuance. Prior to an initial public offering, the exercise price of the warrant is equal to the fair value of the common stock on the date of the most recent preferred stock financing prior to the issuance of the warrant. Upon the completion of the Company's initial public offering in January 2012, the exercise price of the warrant is equal to the average closing price of the Company's common stock during the five trading days preceding the issuance of the warrant.

        Prior to January 2012, the obligation to issue the warrant is a level 3 liability because its value measurement is based, in part, on significant inputs not observed in the market and reflects the Company's assumptions as to the expected warrant exercise price and the expected volatility of the Company's common stock. The obligation to issue the warrant was initially recorded at fair value and,

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

2. Fair value of financial instruments (Continued)

prior to the Company's initial public offering, was revalued at the end of each reporting period, with the change in the fair value reported in research and development expense within the statement of operations. Upon the completion of the Company's initial public offering, the obligation to issue the warrant met the definition of an equity-classified derivative instrument since the remaining variable inputs were consistent with those in a fixed for fixed forward option agreement, and was therefore revalued as of January 26, 2012 with the change in fair value reported in research and development expense within the statement of operations. The fair value of the obligation to issue the warrant was then reclassified from liabilities to additional paid-in-capital on the Company's balance sheet. The Company will reassess the equity classification of the obligation to issue the warrant upon a change in facts and circumstances in future reporting periods.

        As of December 31, 2011, the most recent issuance of the Company's Preferred Stock had been the issuance of the Series C Preferred Stock in November 2011. The Company estimated the value of the obligation to issue the warrant using a probability-weighted scenario analysis that incorporated the probability of the completion of an initial public offering. The analysis included estimating the stock price on each measurement date assuming that achievement of the milestone would be 100% probable. The estimated stock price contingent upon milestone achievement was determined by analyzing the post-announcement returns for public companies that progressed to Phase 1 clinical trials. The following inputs were used to determine the fair value of the obligation to issue the warrant:

		December 31, 2011
	January 26, 2012
		Non-IPO	IPO
Exercise price	$11.09	$6.86	$10.00
Estimated stock price contingent upon milestone achievement	$12.60	$3.22	$8.54
Expected term	4.0 years	4.1 years	4.1 years
Volatility	75%	70%	70%
Dividend yield	0.00%	0.00%	0.00%
Risk-free rate	0.54%	0.60%	0.60%
Probability of achieving milestone	80%	80%	80%
Probability of scenario	100%	20%	80%

        As of December 31, 2011, the fair value of the obligation to issue the warrant was recorded at $406,000. As a result of the change in inputs to the valuation model, the fair value of the obligation to issue the warrant increased by $431,000 to $837,000 at January 26, 2012. Reasonable changes in the assumptions used to calculate the fair value of the obligation to issue the warrant would not result in significant changes in the fair value.

3. Investments

        The Company's investments are classified as available-for-sale pursuant to Accounting Standards Codification (ASC) 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheets. Investments are classified as long-term assets on the balance sheets if (i) the Company has the intent and ability to hold the

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

        Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three months ended March 31, 2012 and 2011. Realized gains and losses are included in interest income in the statement of operations. There were no realized gains or losses recognized during the three months ended March 31, 2012 or 2011. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

        The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment's amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company's investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of March 31, 2012, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

        Cash, cash equivalents and investments at March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Cash and cash equivalents:
Cash and money market accounts	$25,470	$—	$—	$25,470

Investments:
Government-sponsored enterprise securities (due within 1 year)	$2,500	$—	$—	$2,500
Government-sponsored enterprise securities (due within 1 – 2 years)	68,315	8	(54)	68,269
Commercial paper secured by the U.S. government (due within 1 year)	13,097	—	—	13,097

Total investments	$83,912	$8	$(54)	$83,866

Total cash, cash equivalents, and investments	$109,382	$8	$(54)	$109,336

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Cash and cash equivalents:
Cash and money market accounts	$19,954	$—	$—	$19,954
Government-sponsored enterprise securities	1,000	—	—	1,000

Total cash and cash equivalents	$20,954	$—	$—	$20,954
Investments:
Government-sponsored enterprise securities (due within 1 year)	$10,900	$2	$(1)	$10,901
Government-sponsored enterprise securities (due within 1 – 2 years)	8,998	1	(5)	8,994
Commercial paper secured by the U.S. government (due within 1 year)	15,954	3	(1)	15,956

Total investments	$35,852	$6	$(7)	$35,851

Total cash, cash equivalents, and investments	$56,806	$6	$(7)	$56,805

4. Prepaid expenses and other current assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Prepaid insurance	$311	$—
Prepaid other expense	80	77
Interest receivable	99	53

	$490	$130

5. Accrued expenses

        Accrued expenses consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Compensation and related benefits	$367	$86
Contract research organizations	349	217
Professional fees	180	520
Other expenses	76	23
Deferred rent	29	27

	$1,001	$873

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

6. Net loss per share

        Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company's potentially dilutive shares, which include redeemable convertible preferred stock, outstanding stock options and unvested restricted stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following table reconciles net loss to net loss applicable to common shareholders (in thousands, except per share data):

			Period from August 4, 2010 (inception) to March 31, 2012
	Three Months ended
	March 31, 2012	March 31, 2011
Net loss	$(6,871)	$(1,146)	$(21,338)
Accretion of redeemable convertible preferred stock	(6)	(4)	(40)

Net loss applicable to common stockholders	$(6,877)	$(1,150)	$(21,378)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	14,693	1,089	3,228
Net loss per share applicable to common stockholders—basic and diluted	$(0.47)	$(1.06)	$(6.62)

        The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

			Period from August 4, 2010 (inception) to March 31, 2012
	Three Months ended
	March 31, 2012	March 31, 2011
Preferred stock	—	1,143	—
Outstanding stock options	486	199	486
Unvested restricted stock	1,268	1,709	1,268
Unvested restricted stock units	600	—	600

7. Redeemable convertible preferred stock

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

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

7. Redeemable convertible preferred stock (Continued)

        In July 2011, the Company sold approximately 16 million shares of series B redeemable convertible preferred stock (Series B Preferred Stock) at a price of $2.00 per share for gross proceeds of approximately $32 million. The Company incurred approximately $113,000 of issuance costs as part of the closing of the Series B Preferred Stock.

        In November 2011, the Company sold approximately 9.1 million shares of Series C redeemable convertible preferred stock (Series C Preferred Stock) at a price of $2.25 per share for gross proceeds of $20.4 million. The Company incurred approximately $153,000 of issuance costs as part of the closing of the Series C Preferred Stock. The issuance costs associated with the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (collectively, the Preferred Stock) were accreted through the earliest redemption date.

        In connection with the Company's initial public offering, as discussed below, all shares of the Company's Preferred Stock were converted into 11,740,794 shares of common stock.

8. Common stock

Reverse Stock Split

        In January 2012, the Company's board of directors and stockholders approved a one-for-3.5 reverse stock split of the Company's common stock. The reverse stock split became effective on January 10, 2012. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Initital Public Offering

        In February 2012, the Company closed the initial public offering (IPO) of its common stock pursuant to a registration statement on Form S-1, as amended. An aggregate of 6,325,000 shares of common stock registered under the registration statement were sold at a public offering price of $10.00 per share, including the over-allotment option. Net proceeds of the IPO were $56.8 million.

9. Stock-based compensation

        In December 2011, the Company adopted the 2012 Incentive Plan (the 2012 Plan). The 2012 Plan became effective upon the closing of the Company's IPO in February 2012. The 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based and cash awards. Upon effectiveness, the number of shares of common stock that are reserved under the 2012 Plan is the sum of 3,428,571 shares plus the number of shares available under the 2010 Plan. The number of shares reserved under the 2012 Plan is increased by the number of shares of common stock (up to a maximum of 571,242 shares) subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased. The 2012 Plan includes an "evergreen provision" that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase will be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 1,285,714

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

9. Stock-based compensation (Continued)

shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors.

Restricted stock

        A summary of the Company's nonvested restricted stock as of March 31, 2012 and changes during the three months ended March 31, 2012 is as follows (in thousands, except per share data):

	Shares	Weighted- average purchase price per share
Nonvested at December 31, 2011	1,435	$0.025
Vested	(167)	0.054

Nonvested at March 31, 2012	1,268	$0.021

        As of March 31, 2012, there was $9.6 million of total unrecognized stock-based compensation expense related to non-vested restricted stock. The expense is expected to be recognized over a weighted average period 2.5 years.

        A summary of the Company's nonvested restricted stock units (RSUs) as of March 31, 2012 and changes during the three months ended March 31, 2012 is as follows (in thousands, except per share data):

	Shares	Weighted- average grant date fair value
Nonvested at December 31, 2011	—	$—
Granted	600	11.10

Nonvested at March 31, 2012	600	$11.10

        As of March 31, 2012, there was $6.3 million of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the 2012 Plan. The expense is expected to be recognized over a weighted-average period of 3.8 years.

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

9. Stock-based compensation (Continued)

Stock options

        A summary of the Company's stock option activity and related information follows (in thousands, except per share data):

	Shares	Weighted- average price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	405	$0.75	9.9	$176
Granted	81	11.10

Outstanding at March 31, 2012	486	$2.47	9.2	$4,125

Exercisable at March 31, 2012	63	$0.28	8.7	$669

Vested and expected to vest at March 31, 2012	486	$2.47	9.2	$4,125

        The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three Months ended March 31,
	2012	2011
Risk-free interest rate	0.9-2.7%	2.0-2.7%
Dividend yield	—	—
Volatility	69-72%	67-69%
Expected term (years)	5.3-6.1	6.1

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this quarterly report or in our annual report on Form 10-K.

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

        We commenced active operations in the second half of 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies of our most advanced product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering. In February 2012, we completed an initial public offering of 6,325,000 shares of our common stock at a public offering price of $10.00 per share and received net proceeds of approximately $56.8 million, after deducting underwriting discounts and commissions and offering expenses.

        As of March 31, 2012, we had a deficit accumulated during the development stage of $21.3 million. We had net losses of $6.9 million, $1.2 million and $21.3 million for the three months ended March 31, 2012 and 2011 and for the period from August 4, 2010 (inception) to March 31, 2012. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and later initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

        We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as "critical" because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

        The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2011 related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the quarter ended March 31, 2012. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2012.

        The Company has elected to follow the extended transition period guidance provided for in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. The Company will disclose the date on which adoption of such standards is required for non-emerging growth companies and the date on which the Company will adopt the recently issued accounting standards.

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2012 and March 31, 2011

        Research and development expense.    Research and development expense for the three months ended March 31, 2012 (2012 Quarter) was $4.8 million compared to $675,000 for the three months ended March 31, 2011 (2011 Quarter). The $4.1 million increase from the 2011 Quarter to the 2012 Quarter is primarily related to an increase of $1.4 million in contract research organization expense for outsourced biology, chemistry and development services, an increase of $1.4 million for personnel costs, including stock-based compensation of $856,000, primarily due to increased headcount and higher fair value of our common stock, an increase of $482,000 in license fee expense primarily related to the revaluation of the obligation to issue the warrant to Poniard Pharmaceuticals and an increase of $315,000 for laboratory supplies.

        General and administrative expense.    General and administrative expense for the 2012 Quarter was $2.1 million compared to $471,000 for the 2011 Quarter. The $1.7 million increase from the 2011 Quarter to the 2012 Quarter principally resulted from an increase of $973,000 for personnel costs, including stock-based compensation of $620,000, primarily due to higher fair value of our common stock, an increase of $274,000 in professional fees primarily related to additional legal and accounting fees for being a publicly traded company, an increase of $157,000 in consulting fees and an increase of $96,000 in insurance costs primarily related to being a publicly traded company.

        Interest income.    Interest income increased to $57,000 for the 2012 Quarter from none for the 2011 Quarter. During the 2011 Quarter, our cash was deposited in non-interest bearing accounts.

        Accretion of preferred stock.    We recorded $6,000 of accretion in the 2012 Quarter reflecting the periodic accretion of issuance costs associated with our series A, series B and series C preferred stock compared to $4,000 in the 2011 Quarter reflecting the periodic accretion of issuance costs associated with our series A preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

        To date, we have not generated any revenues. Since our inception in August 2010, we have financed our operations principally through private placements and public offerings of our equity securities, including our initial public offering, which we completed in February 2012. As of March 31, 2012, we had $109.3 million in cash and cash equivalents, short-term investments and long-term investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, government-sponsored enterprise securities and commercial paper.

Cash flows

        Operating activities.    The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and favorable changes in the components of working capital. The significant increase in cash used in operating activities for the 2012 Quarter compared to the 2011 Quarter is due to an increase in research and development expenses as we increased our research and development headcount and increased spending on external research and development costs.

        Investing activities.    The cash used in investing activities for the 2012 Quarter reflects the net purchases of investments of $48.1 million and the purchase of $130,000 of property and equipment. There were no investing activities in the 2011 Quarter.

        Financing activities.    The cash provided by financing activities in the 2012 Quarter reflects the $56.8 million of net proceeds from our initial public offering less issuance costs paid in prior periods. There were no financing activities in the 2011 Quarter.

Funding requirements

        We expect our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements into 2016.

OFF-BALANCE SHEET ARRANGEMENTS

        We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Recent Accounting Pronouncements

        In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement." This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of stockholders' deficit. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. We adopted the ASU on January 1, 2012. The adoption did not have a significant impact on the financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income." This ASU enhances comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholder's equity (deficit). We adopted this ASU on January 1, 2012. The adoption of this standard did not have a significant impact on the financial statements, but it did impact the presentation of comprehensive loss in the financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $109.3 million as of March 31, 2012, consisting of cash, U.S. Treasury money market fund, government-sponsored enterprise securities and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

        We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2012, approximately $8,000 of our total liabilities were denominated in currencies other than the functional currency.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        None.

Item 1A.    Risk Factors.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

        Since inception, we have incurred significant operating losses. As of March 31, 2012, we had a deficit accumulated during the development stage of $21.3 million. To date, we have not generated any revenues and have financed our operations through private placements of our preferred stock and our initial public offering completed in February 2012. We have devoted substantially all of our efforts to research and development. We have not initiated clinical development of any product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

        To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are currently only in the preclinical testing stages for our most advanced product candidates and have not yet completed preclinical development of any of our lead product candidates, VS-507, VS-4718 and VS-5095. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

        We expect our existing cash, cash equivalents and investments, will enable us to fund our current operating plan and capital expenditure requirements into 2016. Our future capital requirements will depend on many factors, including:

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

        For example, although the Broad Institute has granted us a right of first negotiation for specified compounds and other intellectual property owned by the Broad Institute, we may be unable to negotiate a license within the specified time frame. If we are unable to do so, the Broad Institute may offer the intellectual property to other parties. In addition, the Whitehead Institute and affiliated parties have retained the right to use the EMT technology that we license from it for research, teaching and educational purposes and could seek to license to third parties any intellectual property rights that it discovers using the EMT technology while pursuing these purposes. Pursuant to our drug discovery platform license agreement with the Whitehead Institute, we will have an opportunity, subject to the Whitehead Institute's obligations under any third-party research funding agreements, to negotiate a license to any such intellectual property under the drug discovery platform license agreement that is developed or conceived on or prior to a specified date in Robert Weinberg's laboratory at the Whitehead Institute. Our failure to reach an agreement with either the Broad Institute or the Whitehead Institute for any applicable intellectual property could result in a third party acquiring the related rights.

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

        We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the U.S. Food and Drug Administration, or FDA, or similar regulatory authorities outside the United States. In addition, many of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates.

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

        There are also a number of products in clinical development by third parties to treat cancer by targeting CSCs. These companies include divisions of large pharmaceutical companies, including Astellas Pharma US, Inc., Sanofi-Aventis US LLC, GlaxoSmithKline plc, Boehringer Ingelheim GmbH, Pfizer Inc. and others. There are also biotechnology companies of various sizes that are developing therapies against CSCs, including OncoMed Pharmaceuticals, Inc., Boston Biomedical, Inc. and Stemline Therapeutics, Inc. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure CSCs than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

        Although we maintain workers' compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

        We may seek third-party collaborators for the development and commercialization of our product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators' abilities to successfully perform the functions assigned to them in these arrangements.

        Collaborations involving our product candidates would pose the following risks to us:

  •
  collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

  •
  collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator's strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

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

        We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under existing license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

        Our success depends in large part on our and our licensors' ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We and our licensors seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and products that are important to our business. To date, one U.S. patent has issued that covers an aspect of our proprietary technology, with claims covering certain methods of predicting the likelihood that a tumor will metastasize. However, no patents have issued that cover our proprietary EMT technology or our product candidates, and we cannot be certain that any patents will issue with claims that cover our proprietary EMT technology or product candidates.

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

        The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors' patent rights are highly uncertain. Our and our licensors' pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

        Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom-to-operate searches to determine whether our use of certain of the patent rights owned by or licensed to us would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

        Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee's former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

        Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate's safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

        Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers' communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing.

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

  •
  the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

  •
  analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

        More recently, in March 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of "average manufacturer price" for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

        Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

RISKS RELATED TO EMPLOYEE MATTERS AND MANAGING GROWTH

Our future success depends on our ability to retain our president and chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

        We are highly dependent on Christoph Westphal, our President and Chief Executive Officer, Robert Forrester, our Chief Operating Officer, and Jonathan Pachter, our Vice President, Head of Research, as well as the other principal members of our management and scientific teams, including our scientific co-founders, Robert Weinberg, Eric Lander and Piyush Gupta. Although we have formal employment agreements with Robert Forrester and Jonathan Pachter, these agreements do not prevent them from terminating their employment with us at any time. We do not have an employment agreement with Christoph Westphal. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

        In addition to his role as Chairman of the board of directors and President and Chief Executive Officer of our company, Dr. Westphal also serves as a general partner of Longwood Fund, LP, a venture capital investment fund and one of our principal stockholders. We and Dr. Westphal anticipate that he will transition to an executive Chairman role at our company in the future based on our having meaningfully advanced our discovery, research and development efforts, the overall growth of our company and our identifying and hiring a suitable successor. In connection with Dr. Westphal's transition to this role, we will need to recruit and hire a new principal executive officer. Our inability to hire a suitable executive to assume this position in a timely fashion could delay the execution of our business plans or disrupt our operations.

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

        As of April 30, 2012, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 53% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

  •
  authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

  •
  require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

  •
  general economic, industry and market conditions; and

  •
  the other factors described in this "Risk factors" section.

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

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2012, we had outstanding 21,059,116 shares of common stock, of which 6,325,000 may be resold in the public market immediately without restriction, unless purchased by our affiliates or existing stockholders. The remaining 14,734,116 shares are currently restricted as a result of securities laws or lock-up agreements that extend until either July 24, 2012 or January 20, 2013. Moreover, holders of an aggregate of 11,740,794 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or, along with holders of an additional 2,826,708 shares of our common stock, to include their shares in registration statements that we may file for ourselves or other stockholders. All shares of common stock that we may issue under our equity compensation plans can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and lock-up agreements that extend until either July 24, 2012 or January 20, 2013.

We are an "emerging growth company," and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may remain an emerging growth company for up to five years, until December 31, 2017, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

        Among other provisions, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies.

        We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

        Set forth below is information regarding securities sold by us during the three months ended March 31, 2012, that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Issuances of securities

        None.

Stock option and other equity awards

        During the three months ended March 31, 2012, we issued to certain employees, directors and consultants options to purchase an aggregate of 80,714 shares of common stock at a weighted-average exercise price of $11.10 per share, no shares of restricted stock, and restricted stock units for an aggregate of 600,000 shares of our common stock.

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

PURCHASE OF EQUITY SECURITIES

        We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

USE OF PROCEEDS FROM REGISTERED SECURITIES

        In February 2012, we completed an initial public offering of 6,325,000 shares of our common stock at a public offering price of $10.00 per share for an aggregate offering price of $63.3 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-177677), which was declared effective by the SEC on January 26, 2012, and a registration statement on Form S-1 (File No. 333-179910) filed pursuant to Rule 462(b) of the Securities Act. UBS Securities LLC and Leerink Swann LLC acted as joint book-running managers of the offering and as representatives of the underwriters. Lazard Capital Markets LLC, Oppenheimer & Co. Inc. and Rodman & Renshaw, LLC acted as co-managers for the offering. The offering commenced on January 27, 2012 and did not terminate until the sale of all of the shares offered.

        We received net proceeds from the offering of approximately $56.8 million, after deducting approximately $4.4 million in underwriting discounts and commissions and approximately $2.0 million in estimated offering expenses. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours.

        As of March 31, 2012, we have used approximately $4.7 million of the net proceeds primarily to fund the preclinical development of VS-507, VS-4718 and VS-5095, to advance and expand the research and preclinical development of additional product candidates and companion diagnostics and for working capital, capital expenditures and other general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

        On May 11, 2012, we acquired from S*Bio Pte Ltd, or S*Bio, compounds identified as dual inhibitors of PI3K and mTOR, including related patent rights. PI3K and mTOR are members of a network of proteins, or signaling pathway, that promotes cancer cell proliferation and survival. Published third-party research has reported that the PI3K/mTOR signaling pathway is up-regulated in a number of cancers, including breast cancer. In addition, we believe that the PI3K/mTOR signaling pathway plays an important role in cancer stem cell survival. Under the agreement, we paid S*Bio an upfront fee of $350,000 and have agreed to pay S*Bio milestone payments of up to an aggregate of approximately $21.0 million upon the achievement of specified development and regulatory milestones. In addition, we agreed to pay to S*Bio tiered, low to mid single digit royalties as a percentage of annual net sales of each product containing an acquired compound as an ingredient. The obligation to pay royalties continues on a product by product and country by country basis until the expiration of all acquired patent rights covering the product in such country. If we obtain a license from a third party in order to commercialize an acquired compound contained in a product in a particular country, then we may deduct up to 50% of the amount paid to such third party from the royalty payments that we owe to S*Bio for such product. This deduction is subject to specified limitations, including that in no event will any such deduction reduce a royalty payment that we owe to S*Bio by more than 50% as a result of all such deductions in the aggregate.

Item 6.    Exhibits.

        The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: May 14, 2012	By:	/s/ CHRISTOPH WESTPHAL, M.D., PH.D. Christoph Westphal, M.D., Ph.D. President and Chief Executive Officer (Principal executive officer)

Date: May 14, 2012	By:	/s/ ROBERT FORRESTER Robert Forrester Chief Operating Officer (Principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

†
Submitted electronically herewith.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.