Form 10-Q
period 2012-09-30
Verastem, Inc.
filed 2012-11-13
CIK 1526119

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

        As of November 9, 2012 there were 21,255,058 shares of Common Stock, $0.0001 par value per share, outstanding.

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

        Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities and the fact that the preclinical testing of our compounds may not be predictive of the success of later clinical trials, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in the Company's Annual Report on Form 10-K and other filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

Verastem, Inc.

(A development stage company)

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$11,126	$20,954
Short-term investments	35,726	26,857
Prepaid expenses and other current assets	429	130

Total current assets	47,281	47,941
Property and equipment, net	884	709
Investments, net of current portion	50,579	8,994
Other assets	—	1,307
Restricted cash	86	86

Total assets	$98,830	$59,037

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,737	$2,273
Accrued expenses	1,412	873

Total current liabilities	3,149	3,146
Deferred rent, net of current portion	47	74
Liability for shares subject to repurchase	22	36
Obligation to issue warrant	—	406
Series A redeemable convertible preferred stock, $0.0001 par value; no shares and 16,000 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	15,939
Series B redeemable convertible preferred stock, $0.0001 par value; no shares and 16,025 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	31,948
Series C redeemable convertible preferred stock, $0.0001 par value; no shares and 9,068 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	20,254
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 100,000 and 53,093 shares authorized at September 30, 2012 and December 31, 2011, respectively, 21,255 and 1,559 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2	1
Additional paid-in capital	134,118	1,702
Accumulated other comprehensive income (loss)	22	(2)
Deficit accumulated during the development stage	(38,530)	(14,467)

Total stockholders' equity (deficit)	95,612	(12,766)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$98,830	$59,037

See accompanying notes.

Verastem, Inc.

(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended, September 30,		Nine Months ended September 30,		Period from August 4, 2010 (inception) to September 30, 2012
	2012	2011	2012	2011
Operating expenses:
Research and development	$8,132	$3,082	$17,618	$5,483	$27,901
General and administrative	2,298	965	6,636	2,195	10,835

Total operating expenses	10,430	4,047	24,254	7,678	38,736

Loss from operations	(10,430)	(4,047)	(24,254)	(7,678)	(38,736)
Interest income	63	—	191	—	206

Net loss	(10,367)	(4,047)	(24,063)	(7,678)	(38,530)

Accretion of preferred stock	—	(10)	(6)	(18)	(40)

Net loss applicable to common stockholders	$(10,367)	$(4,057)	$(24,069)	$(7,696)	$(38,570)

Net loss per share applicable to common stockholders—basic and diluted	$(0.51)	$(2.98)	$(1.32)	$(6.27)	$(5.39)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	20,160	1,361	18,246	1,226	7,161

Comprehensive loss	$(10,335)	$(4,047)	$(24,039)	$(7,678)	$(38,508)

See accompanying notes.

Verastem, Inc.

(A development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,		Period from August 4, 2010 (inception) to September 30, 2012
	2012	2011
Operating activities
Net loss	$(24,063)	$(7,678)	$(38,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146	43	229
Stock-based compensation expense	4,627	742	6,314
Common stock issued in exchange for license	1,957	—	2,003
Obligation to issue a warrant in exchange for license	—	—	439
Change in fair value of obligation to issue warrant	431	—	398
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(298)	6	(428)
Other assets	—	(132)	—
Accounts payable	(536)	967	1,737
Accrued expenses and deferred rent	1,059	754	1,459

Net cash used in operating activities	(16,677)	(5,298)	(26,379)
Investing activities
Purchases of property and equipment	(321)	(754)	(1,114)
Purchases of investments	(145,910)	—	(181,761)
Maturities of investments	95,479	—	95,479
Increase in restricted cash	—	(86)	(86)

Net cash used in investing activities	(50,752)	(840)	(87,482)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	43,937	68,107
Proceeds from the exercise of stock options	2	—	2
Net proceeds from the issuance of common stock and restricted common stock	57,599	38	56,878

Net cash provided by financing activities	57,601	43,975	124,987

(Decrease) increase in cash and cash equivalents	(9,828)	37,837	11,126
Cash and cash equivalents at beginning of period	20,954	3,584	—

Cash and cash equivalents at end of period	$11,126	$41,421	$11,126

Supplemental disclosure of non-cash financing activity
Accretion of redeemable convertible preferred stock to redemption value	$6	$18	$40

Conversion of redeemable convertible preferred stock upon initial public offering	$68,148	$—	$68,148

Reclassification of obligation to issue warrant from liabilities to equity	$837	$—	$837

See accompanying notes.

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

        The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission ("SEC") on March 30, 2012.

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

        The following table presents information about the Company's financial assets that have been measured at fair value at September 30, 2012 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$6,720	$6,720	$—	$—
Investments	86,305	—	86,305	—

Total financial assets	$93,025	$6,720	$86,305	$—

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

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$4,102	$3,102	$1,000	$—
Investments	35,851	—	35,851	—

Total financial assets	$39,953	$3,102	$36,851	$—

Financial liabilities
Obligation to issue warrant	$406	$—	$—	$406

Total financial liabilities	$406	$—	$—	$406

        The Company's cash equivalents and investments are comprised of money market accounts, government-sponsored enterprise securities and commercial paper of publicly traded companies secured by the U.S. government. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2012 or December 31, 2011.

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

        Prior to January 2012, the obligation to issue the warrant is a level 3 liability because its value measurement is based, in part, on significant inputs not observed in the market and reflects the Company's assumptions as to the expected warrant exercise price and the expected volatility of the Company's common stock. The obligation to issue the warrant was initially recorded at fair value and,

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

2. Fair value of financial instruments (Continued)

prior to the Company's initial public offering, was revalued at the end of each reporting period, with the change in the fair value reported in research and development expense within the statement of operations. Upon the completion of the Company's initial public offering, the obligation to issue the warrant met the definition of an equity-classified derivative instrument since the remaining variable inputs were consistent with those in a fixed forward option agreement, and was therefore revalued as of January 26, 2012 with the change in fair value reported in research and development expense within the statement of operations. The fair value of the obligation to issue the warrant was then reclassified from liabilities to additional paid-in-capital on the Company's balance sheet. The Company will reassess the equity classification of the obligation to issue the warrant upon a change in facts and circumstances in future reporting periods. Since the Company's initial public offering in the first quarter of 2012, there have been no changes in facts or circumstances which would impact the equity classification of the obligation to issue the warrant.

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

        Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of investments during the three and nine months ended September 30, 2012 and 2011. Realized gains and losses are included in interest income in the statement of operations. There were no realized gains or losses recognized during the three and nine months ended September 30, 2012 or 2011. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

        The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment's amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company's investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of September 30, 2012, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

        Cash, cash equivalents and investments at September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Cash and cash equivalents:
Cash and money market accounts	$11,126	$—	$—	$11,126

Investments:
Government-sponsored enterprise securities (due within 1 - 2 years)	$80,273	$32	$(10)	$80,295
Commercial paper secured by the U.S. government (due within 1 year)	6,011	—	—	6,011

Total investments	$86,284	$32	$(10)	$86,306

Total cash, cash equivalents, and investments	$97,410	$32	$(10)	$97,432

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Cash and cash equivalents:
Cash and money market accounts	$19,954	$—	$—	$19,954
Government-sponsored enterprise securities	1,000	—	—	1,000

Total cash and cash equivalents	$20,954	$—	$—	$20,954
Investments:
Government-sponsored enterprise securities (due within 1 year)	$10,900	$2	$(1)	$10,901
Government-sponsored enterprise securities (due within 1 - 2 years)	8,998	1	(5)	8,994
Commercial paper secured by the U.S. government (due within 1 year)	15,954	3	(1)	15,956

Total investments	$35,852	$6	$(7)	$35,851

Total cash, cash equivalents, and investments	$56,806	$6	$(7)	$56,805

4. Prepaid expenses and other current assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Prepaid contract research organizations	$154	$—
Interest receivable	125	53
Prepaid insurance	102	—
Prepaid other expense	48	77

	$429	$130

5. Accrued expenses

        Accrued expenses consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Compensation and related benefits	$766	$86
Contract research organizations	314	217
Professional fees	252	520
Other expenses	46	23
Deferred rent	34	27

	$1,412	$873

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

	Three Months ended September 30,		Nine Months ended September 30,		Period from August 4, 2010 (inception) to September 30, 2012
	2012	2011	2012	2011
Net loss	$(10,367)	$(4,047)	$(24,063)	$(7,678)	$(38,530)
Accretion of redeemable convertible preferred stock	—	(10)	(6)	(18)	(40)

Net loss applicable to common stockholders	$(10,367)	$(4,057)	$(24,069)	$(7,696)	$(38,570)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	20,160	1,361	18,246	1,226	7,161
Net loss per share applicable to common stockholders—basic and diluted	$(0.51)	$(2.98)	$(1.32)	$(6.27)	$(5.39)

        The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months ended		Nine Months ended		Period from August 4, 2010 (inception) to September 30, 2012
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Preferred stock	—	9,150	—	9,150	—
Outstanding stock options	1,152	405	1,152	405	1,152
Unvested restricted stock	1,018	1,569	1,018	1,569	1,018
Unvested restricted stock units	899	—	899	—	899

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

9. Stock-based compensation

        In December 2011, the Company adopted the 2012 Incentive Plan (the 2012 Plan). The 2012 Plan became effective upon the closing of the Company's IPO in February 2012. The 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs) and other stock-based and cash awards. Upon effectiveness, the number of shares of common stock that are reserved under the 2012 Plan is the sum of 3,428,571 shares plus the number of shares that remained available under the 2010 Equity Incentive Plan (the 2010 Plan). The number of shares reserved under the 2012 Plan is increased by the number of shares of common stock (up to a maximum of 571,242 shares) subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased. The 2012 Plan includes an "evergreen provision" that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase will be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

9. Stock-based compensation (Continued)

2012 Plan, equal to the lowest of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors.

Restricted stock

        A summary of the Company's unvested restricted stock as of September 30, 2012 and changes during the nine months ended September 30, 2012 is as follows (in thousands, except per share data):

	Shares	Weighted- average purchase price per share
Unvested at December 31, 2011	1,435	$0.025
Vested	(417)	0.039

Unvested at September 30, 2012	1,018	$0.022

        As of September 30, 2012, there was $6.5 million of total unrecognized stock-based compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period 2.0 years.

        A summary of the Company's unvested RSUs as of September 30, 2012 and changes during the nine months ended September 30, 2012 is as follows (in thousands, except per share data):

	Shares	Weighted- average grant date fair value per share
Unvested at December 31, 2011	—	$—
Granted	910	10.61
Cancelled	(11)	11.10

Unvested at September 30, 2012	899	$10.61

        As of September 30, 2012, there was $7.4 million of total unrecognized stock-based compensation expense related to unvested RSUs granted under the 2012 Plan. The expense is expected to be recognized over a weighted-average period of 3.3 years.

        During the three and nine months ended September 30, 2012, the Company issued 103,306 RSUs that vest upon the achievement of certain performance based milestones through 2015. The Company has determined that achievement of these milestones is not probable and therefore has not recorded any stock-based compensation expense. The Company will access if achievement of these milestones becomes probable on an ongoing basis.

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

9. Stock-based compensation (Continued)

Stock options

        A summary of the Company's stock option activity and related information follows (in thousands, except per share data and years):

	Shares	Weighted- average price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	405	$0.75	9.9	$176
Granted	758	9.80
Exercised	(4)	0.43
Cancelled	(7)	0.95

Outstanding at September 30, 2012	1,152	$6.71	9.4	$3,411

Exercisable at September 30, 2012	178	$2.84	8.6	$1,232

Vested and expected to vest at September 30, 2012	1,152	$6.71	9.4	$3,411

        The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Nine Months ended September 30,
	2012	2011
Risk-free interest rate	0.8 - 2.7%	1.1 - 2.7%
Dividend yield	—	—
Volatility	69 - 77%	69%
Expected term (years)	5.3 - 6.1	6.1

10. Significant Transactions

        On May 11, 2012, the Company acquired from S*Bio Pte Ltd, or S*Bio, compounds identified as dual inhibitors of PI3K and mTOR (each an "Acquired Compound"), including related patent rights. PI3K and mTOR are members of a network of proteins, or signaling pathway, that promotes cancer cell proliferation and survival. Under the agreement, the Company paid S*Bio an upfront fee of $350,000 and has agreed to pay S*Bio milestone payments of up to an aggregate of approximately $21.0 million upon the achievement of specified development and regulatory milestones. In addition, the Company agreed to pay to S*Bio tiered, low to mid single digit royalties as a percentage of annual net sales of each product containing an Acquired Compound as an ingredient. The obligation to pay royalties continues on a product by product and country by country basis until the expiration of all acquired patent rights covering the product in such country. If the Company obtains a license from a third party in order to commercialize a product containing an Acquired Compound in a particular country, then the Company may deduct up to 50% of the amount paid to such third party from the royalty payments that Company owes to S*Bio for such product. The deduction is subject to specified limitations, including that in no event will any such deduction reduce a royalty payment owed to S*Bio

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

10. Significant Transactions (Continued)

by more than 50% as a result of all such deductions in the aggregate. There were no ongoing clinical trials at the time of the acquisition of the compounds, and the compounds acquired do not have alternative future uses, nor have they reached a stage of technological feasibility. As no process or activities were acquired, the transaction was accounted for as an asset acquisition by recording the $350,000 payment made to S*Bio to research and development expense in the nine months ended September 30, 2012.

        On July 11, 2012, the Company entered into a license agreement with Pfizer Inc., or Pfizer, under which Pfizer granted the Company worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer's inhibitors of focal adhesion kinase (the "Products") for all therapeutic, diagnostic and prophylactic uses in humans. The Company is solely responsible, at its own expense, for the clinical development of the Products, which is to be conducted in accordance with an agreed-upon development plan. The Company is also responsible for all manufacturing and commercialization activities at its own expense. Pfizer is required to provide the Company with an initial quantity of clinical supply of one of the Products for an agreed upon price. Under the agreement, the Company made a one-time cash payment to Pfizer in the amount of $1.5 million and issued to Pfizer 192,012 shares of the Company's common stock which were valued at $2.0 million on the date of issuance. Pfizer is also eligible to receive up to $2 million in developmental milestones and up to an additional $125 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid double digit royalties on future net sales of Products. The Company's royalty obligations with respect to each Product in each country begin on the date of first commercial sale of the Product in that country, and end on the later of 10 years after the date of first commercial sale of the Product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to the Company that covers the Product in that country.

        The Company accounted for the license agreement as the licensing of in-process research and development with no alternative future use. Accordingly, the Company recorded research and development expense of $3.5 million in the three and nine months ended September 30, 2012 associated with the cash payment and the issuance of shares of common stock to Pfizer.

11. Subsequent Events

        In preparing the financial statements included in this Form 10-Q, the Company has evaluated all subsequent events that occurred after September 30, 2012 through the date of the filing of this Form 10-Q. The Company did not have any material recognizable or unrecognizable subsequent events during this period.

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

        As of September 30, 2012, we had a deficit accumulated during the development stage of $38.5 million. We had net losses of $24.1 million, $7.7 million and $38.5 million for the nine months ended September 30, 2012 and 2011 and for the period from August 4, 2010 (inception) to September 30, 2012. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and later initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We expect our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements into late 2015 or early 2016. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

        The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2011 related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the three or nine months ended September 30, 2012. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2012.

        The Company has elected to follow the extended transition period guidance provided for in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. The Company will disclose the date on which adoption of such standards is required for non-emerging growth companies and the date on which the Company will adopt the recently issued accounting standards.

RESULTS OF OPERATIONS

Comparison of the Three Months ended September 30, 2012 and 2011

        Research and development expense.    Research and development expense for the three months ended September 30, 2012 (2012 Quarter) was $8.1 million compared to $3.1 million for the three months ended September 30, 2011 (2011 Quarter). The $5.0 million increase from the 2011 Quarter to the 2012 Quarter is primarily related to an increase of $3.4 million in license fees due to our agreement with Pfizer, Inc., including the issuance of 192,012 shares of common stock, an increase of $1.3 million in contract research organization expense and an increase of $528,000 for personnel costs, including stock-based compensation of $325,000, primarily due to increased headcount and a higher fair value of our common stock. These expenses are partially offset by decreases in consulting expense of $146,000 and lab supplies of $114,000.

        General and administrative expense.    General and administrative expense for the 2012 Quarter was $2.3 million compared to $965,000 for the 2011 Quarter. The $1.3 million increase from the 2011 Quarter to the 2012 Quarter principally resulted from an increase of $821,000 for personnel costs, including stock-based compensation of $640,000, primarily due to a higher fair value of our common stock, an increase of $385,000 in professional fees primarily related to additional legal and accounting fees for being a publicly traded company and an increase of $100,000 in insurance costs primarily related to being a publicly traded company.

        Interest income.    Interest income increased to $63,000 for the 2012 Quarter from none for the 2011 Quarter. During the 2011 Quarter, our cash was deposited in non-interest bearing accounts.

        Accretion of preferred stock.    We did not record accretion in the 2012 Quarter due to our initial public offering and the related conversion of all preferred stock into common stock in February 2012 compared to $10,000 in the 2011 Quarter reflecting the periodic accretion of issuance costs associated with our series A and B preferred stock.

Comparison of the Nine Months ended September 30, 2012 and September 30, 2011

        Research and development expense.    Research and development expense for the nine months ended September 30, 2012 (2012 Period) was $17.6 million compared to $5.5 million for the nine months ended September 30, 2011 (2011 Period). The $12.1 million increase from the 2011 Period to the 2012 Period is primarily related to an increase of $4.3 million in license fees due to our agreement with Pfizer, Inc., including the issuance of 192,012 shares of common stock, our Asset Purchase Agreement with S*Bio Pte Ltd and the revaluation of the obligation to issue the warrant to Poniard

Pharmaceuticals, an increase of $3.8 million in contract research organization expense, an increase of $3.1 million for personnel costs, including stock-based compensation of $1.9 million, primarily due to increased headcount and a higher fair value of our common stock, an increase of $402,000 for laboratory supplies and an increase of $180,000 in occupancy and depreciation due to costs of a new facility in May 2011.

        General and administrative expense.    General and administrative expense for the 2012 Period was $6.6 million compared to $2.2 million for the 2011 Period. The $4.4 million increase from the 2011 Period to the 2012 Period principally resulted from an increase of $2.7 million for personnel costs, including stock-based compensation of $2.0 million, primarily due to higher fair value of our common stock, an increase of $976,000 in professional fees primarily related to additional legal and accounting fees for being a publicly traded company, an increase of $293,000 in insurance costs primarily related to being a publicly traded company and an increase of $266,000 in consulting fees.

        Interest income.    Interest income increased to $191,000 for the 2012 Period from none for the 2011 Period. During the 2011 Period, our cash was deposited in non-interest bearing accounts.

        Accretion of preferred stock.    We recorded $6,000 of accretion in the 2012 Period reflecting the periodic accretion of issuance costs associated with our series A, series B and series C preferred stock from December 31, 2011 through the date of our initial public offering and conversion of all outstanding shares of preferred stock into common stock upon consummation of our initial public offering compared to $18,000 in the 2011 Period reflecting the periodic accretion of issuance costs associated with our series A and B preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

        To date, we have not generated any revenues. Since our inception in August 2010, we have financed our operations principally through private placements and through our initial public offering, which we completed in February 2012. As of September 30, 2012, we had $97.4 million in cash, cash equivalents, and investments. We primarily invest our cash equivalents and investments in a U.S. Treasury money market fund, government-sponsored enterprise securities and commercial paper.

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

        Investing activities.    The cash used in investing activities for the 2012 Period reflects the net purchases of investments of $50.8 million and the purchase of $321,000 of property and equipment. For the 2011 Period, cash used in investing activities reflects the purchase of $754,000 of property and equipment.

        Financing activities.    The cash provided by financing activities in the 2012 Period reflects the $56.8 million of net proceeds from our initial public offering less issuance costs paid in prior periods. The cash provided in the 2011 Period reflects $43.9 million of net proceeds from the sale and issuance of shares of our series A and B preferred stock in April and July 2011, respectively.

Funding requirements

        We expect our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements into late 2015 or early 2016.

Contractual obligations

        There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except for potential milestones and royalties under new agreements with Pfizer and S*Bio. We may be obligated to pay Pfizer up to $2 million in developmental milestones and up to $125 million based on the successful attainment of regulatory and commercial milestones. We may also be obligated to pay Pfizer a high single to mid double digit royalty on future net sales of products containing Pfizer's inhibitors of focal adhesion kinase. We may be obligated to pay S*Bio up to $21 million based on the successful attainment of development and regulatory milestones. We may also be obligated to pay S*Bio a low to mid single digit royalty on future net sales of products containing any S*Bio compounds.

OFF-BALANCE SHEET ARRANGEMENTS

        We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $97.4 million as of September 30, 2012, consisting of cash, U.S. Treasury money market fund, government-sponsored enterprise securities and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are in securities guaranteed by the U.S. government. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

        We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2012, approximately $6,000 of our total liabilities were denominated in currencies other than the functional currency.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        None.

Item 1A.    Risk Factors.

        There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

        Set forth below is information regarding securities sold by us during the nine months ended September 30, 2012, that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Issuances of securities

        On July 11, 2012, in connection with a license agreement we entered into with Pfizer, we issued 192,012 shares of our common stock to Pfizer. The issuance of common stock to Pfizer was made pursuant to the exemption from registration requirements of the Securities Act of 1933, as amended, contained in Section 4(a)(2) on the basis that the issuance does not involve a public offering.

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

        As of September 30, 2012, we have used approximately $16.6 million of the net proceeds primarily to fund the preclinical development of VS-507, VS-4718 and VS-5095, to advance and expand the research and preclinical development of additional product candidates and companion diagnostics and for working capital, capital expenditures and other general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 5.    Other Information.

        The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 "Results of Operations and Financial Condition" of Form 8-K:

        On November 13, 2012, Verastem, Inc. announced its financial results for the quarter ended September 30, 2012 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

        The information furnished in Item 5 (including Exhibit 99.1) shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6.    Exhibits.

        The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: November 13, 2012	By:	/s/ CHRISTOPH WESTPHAL, M.D., PH.D. Christoph Westphal, M.D., Ph.D. On behalf of the Registrant as President and Chief Executive Officer (Principal executive officer)
Date: November 13, 2012	By:	/s/ ROBERT FORRESTER Robert Forrester Chief Operating Officer (Principal financial and accounting officer)

EXHIBIT INDEX

10.1	†	Offer Letter, dated as of September 18, 2012, by and between the Company and Christoph Westphal, M.D., Ph.D.
10.2	†	Restricted Stock Unit Agreement, dated as of September 18, 2012, by and between the Company and Christoph Westphal, M.D., Ph.D.
10.3	†	Restricted Stock Unit Agreement, dated as of September 18, 2012, by and between the Company and Christoph Westphal, M.D., Ph.D.
10.4	†	Employment Agreement, dated as of October 23, 2012, by and between the Company and Joanna Horobin.
31.1	†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	†	Press Release issued by Verastem, Inc. on November 13, 2012.
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema Document
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

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