Form 10-K
period 2012-12-31
Verastem, Inc.
filed 2013-03-26
CIK 1526119

Use these links to rapidly review the document

Consolidated Financial Statements Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35403

Verastem, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3269467 (I.R.S. Employer Identification No.)
215 First Street, Suite 440 Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)

Registrant's telephone number, including area code: (617) 252-9300

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	NASDAQ Global Market

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

          Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2012 was $89,675,000.

          The number of shares outstanding of the registrant's common stock as of February 28, 2013 was 21,152,465.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of our definitive proxy statement to be delivered to stockholders in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of later clinical trials, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC.

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

PART I

Item 1.    Business

OVERVIEW

        We are a clinical biopharmaceutical company focused on discovering and developing drugs to treat cancer by the targeted killing of cancer stem cells. We also develop proprietary companion diagnostics. A cancer stem cell is a particularly aggressive type of tumor cell, resistant to conventional cancer therapy, that we believe is an underlying cause of tumors, their recurrence and metastasis. We have proprietary technology to create a stable population of cancer stem cells that we use to screen for and identify small molecule compounds that target cancer stem cells. Our most advanced programs target the Focal Adhesion Kinase, or FAK, and the PI3K/mTOR signaling pathways. Our lead FAK inhibitor, VS-6063, is currently in Phase 1/1b testing in ovarian cancer and we expect to initiate a potentially pivotal trial of VS-6063 in mesothelioma midyear 2013 for which we have applied for orphan drug designation in both the United States and the European Union. In addition to VS-6063, our FAK inhibitor VS-4718 and PI3K/mTOR inhibitor VS-5584 are expected to enter Phase 1 clinical trials in patients with advanced cancers in the first and second half of 2013, respectively.

        Cancer is a group of diseases characterized by uncontrolled growth and spread of abnormal cells. The American Cancer Society estimated that in the United States in 2011, approximately 1.6 million new cases of cancer would be diagnosed and nearly 600,000 people would die from the disease. Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormone therapy and targeted therapy. According to estimates by the National Institutes of Health, in the United States in 2010, the direct medical costs of cancer of all types exceeded $100 billion. IMS Health estimates that in the United States in 2010, approximately $22 billion was spent on drugs to treat cancer, representing the largest class of drug spending in the United States. Despite years of intensive research and clinical use, current treatments often fail to cure cancer.

        We believe that a key reason for the ultimate failure of many current therapies to achieve a durable clinical response is the presence of cancer stem cells, or CSCs, which are also sometimes referred to as tumor-initiating cells, within tumors. CSCs have been identified in many types of cancer, including mesothelioma, ovarian, breast, pancreatic, colon, brain, lung and leukemia. Following many cancer treatments, the tumor can remain with a high percentage of CSCs and become more aggressive and resistant to further treatment. In addition, patients who relapse often develop metastatic disease in which the cancer spreads to other sites in the body. Tumor metastasis to critical organs is the cause of more than 90% of cancer deaths. We believe that it is the drug resistance and ability of CSCs to spread to other sites in the body that may be the root causes of these therapies failing. Accordingly, our mission is to develop drugs targeting CSCs that either in combination with other cancer treatments or alone can target all of the cells comprising a tumor and, thus, create a durable clinical response.

        Our most advanced product candidates are VS-6063, VS-4718 and VS-5584. We are currently evaluating these compounds in preclinical and, in the case of VS-6063, clinical studies as potential therapies for certain cancers, including mesothelioma, ovarian and breast. We believe that these compounds may be especially beneficial as therapeutics in aggressive cancers driven by CSCs that have a poorer prognosis and lower overall survival rate than other types of cancer.

        An important element of our business strategy is the development and use of proprietary, companion diagnostics in connection with the development of our therapeutic drug candidates. We plan to use these diagnostics as part of a personalized medicine approach to identify patients that we believe will benefit most from our therapies. We also believe that our diagnostics may be used to monitor patients' progress on therapy and aid physicians' ongoing treatment decisions.

OUR MANAGEMENT TEAM AND SCIENTIFIC CO-FOUNDERS AND ADVISORS

        Our experienced management team includes our Chairman, Chief Executive Officer and co-founder Christoph Westphal, M.D., Ph.D., our President and Chief Operating Officer, Robert Forrester, our Chief Medical Officer, Joanna Horobin, M.B., Ch.B., our Vice President, Head of Research, Jonathan Pachter, Ph.D., and our Vice President, Head of Corporate Development and Diagnostics, Daniel Paterson.

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

        Dr. Horobin has 30 years of pharmaceutical drug development experience in senior development and executive roles in both public and private companies. Dr. Pachter has over 20 years of experience in leading the discovery and translational research of small molecule and monoclonal antibody therapeutics for the treatment of cancer, most recently as the Senior Director of Cancer Biology at OSI Pharmaceuticals Inc., which was acquired by Astellas Pharma Inc. in 2010. Mr. Paterson has over 20 years of experience in management roles at healthcare and biotechnology companies, including as Chief Executive Officer and Chief Operating Officer, and specific expertise in oncology drug and diagnostic product development.

        Our scientific co-founders are recognized leaders in the field of cancer biology. Robert Weinberg, Ph.D., Founding Member of the Whitehead Institute and Professor of Biology at MIT, has played a key role in identifying the genetic basis of cancer. Dr. Weinberg discovered the first tumor oncogene, the first tumor suppressor gene, the role of a protein related to the cell surface receptor HER2 in preclinical studies and the mechanisms underlying the formation of CSCs. Eric Lander, Ph.D., Founding Director of the Broad Institute, Professor of Biology at MIT and Professor of Systems Biology at Harvard Medical School, played a central role in the Human Genome Project. Collaborative research in the labs of Dr. Lander and Dr. Weinberg developed our proprietary technology for use in the identification of drugs targeting CSCs and a genetic expression signature, useful as a biomarker, to monitor the effect of treatment.

        Our management team is supported by our scientific advisory board comprised of leading academic and industry scientists. Our scientific advisory board consists of:

Scientific advisory board
Robert Weinberg, Ph.D. Scientific co-founder and chair	Founding Member of the Whitehead Institute for Biomedical Research, Professor of Biology at the Massachusetts Institute of Technology and recipient of the 1997 National Medal of Science
Eric Lander, Ph.D. Scientific co-founder	Founding Director of the Broad Institute, Professor of Biology at the Massachusetts Institute of Technology and Professor of Systems Biology at Harvard Medical School
José Baselga, M.D., Ph.D.	Physician in Chief at Memorial Sloan Kettering Cancer Center

Scientific advisory board
George Daley, M.D., Ph.D.	Professor of Hematology and Oncology and Director of the Stem Cell Transplantation Program at Children's Hospital and Professor of Biological Chemistry and Molecular Pharmacology at Harvard Medical School
Peter Elliott, Ph.D.
Former Senior Vice President and Head of Research and Development of Sirtris Pharmaceuticals, Inc., former Vice President of Pharmacology and Drug Development of Millennium Pharmaceuticals, Inc. and co-developer of Velcade
Daniel Haber, M.D., Ph.D.	Director of the Massachusetts General Hospital Cancer Center and Professor of Medicine at Harvard Medical School
Richard Sackler, M.D.	Co-chairman, Purdue Pharma and Adjunct Professor of Genetics at Rockefeller University
Joseph (Yossi) Schlessinger, Ph.D.	Chairman and Professor in the Department of Pharmacology at Yale School of Medicine
Phillip A. Sharp, Ph.D.	Institute Professor at the David H. Koch Institute for Integrative Cancer Research at the Massachusetts Institute of Technology and recipient of the 1993 Nobel Prize in Medicine and Physiology
Roger Tung, Ph.D.	President and Chief Executive Officer of Concert Pharmaceuticals, Inc., former Vice President of Drug Discovery of Vertex Pharmaceuticals, Inc. and co-inventor of Lexiva and Agenerase
Christopher Walsh, Ph.D.	Hamilton Kuhn Professor in the Department of Biological Chemistry and Molecular Pharmacology at Harvard Medical School
Max Wicha, M.D.	Director, University of Michigan Comprehensive Cancer Center and Distinguished Professor of Oncology at the University of Michigan
Eric Winer, M.D.	Director of the Breast Oncology Center at the Dana Farber Cancer Institute and Professor of Medicine at Harvard Medical School

THE PROBLEM

        The cancer death rate in the United States has only decreased modestly since the early 1990s. Cancer remains one of the world's most serious health problems and is the second most common cause of death in the United States after heart disease. The American Cancer Society estimated that in the United States in 2011, approximately 1.6 million new cases of cancer would be diagnosed and nearly 600,000 people would die from the disease. According to estimates by the National Institutes of Health, in the United States in 2010, the direct medical cost of cancer of all types exceeded $100 billion and the cancer type responsible for the highest individual disease costs was breast cancer at $16.5 billion.

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

        For tumors that have not yet metastasized and remain localized to the site of original tumor formation, current treatments for cancer can be effective in initially reducing tumor burden. However, for many forms of cancer, current treatments lack sufficient efficacy to achieve a durable clinical response. Following initial treatment, the tumor may recur at the same site or metastasize and spread to other sites in the body. The vast majority of patients who succumb to cancer are killed by tumors that have metastasized. This is illustrated by the information in the following table, which shows, according to the National Cancer Institute's SEER Cancer Statistics Review, 2001-2007, the reduction in five-year survival rate for breast cancer patients based on the stage of the disease at the time at which the disease is diagnosed. The percentage of patients diagnosed at each stage of disease, referred to as stage distribution, is included below for comparative purposes.

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

Cancer stem cells

        We believe that CSCs, which are sometimes referred to as tumor-initiating cells, are responsible for the initiation, metastasis and recurrence of many cancers. CSCs have the ability to:

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

        The need to target CSCs may apply across the treatment of a broad range of cancers. CSCs have been isolated and characterized from many types of cancer, including mesothelioma, ovarian, breast, pancreatic, colon, brain, lung and leukemia. The CSCs isolated from each of these tumor types have been found to confer greater tumor-forming capability when transplanted into mice than other types of cancer cells from the same tumor.

        Several specific signaling pathways have been implicated in CSC biology. FAK is a central signaling node in the development of CSCs and critical for the establishment of metastases. In 2012, research conducted in Dr. Weinberg's laboratory and published in Cancer Discovery elucidated the role of FAK in breast cancer disease progression. This work found that increased FAK activity leads to increases in the metastatic capability of cancer cells following the process of epithelial to mesenchymal transition, an underlying mechanism in CSC development. Similarly, the role of PI3K/mTOR signaling has also been linked to disease progression and the survival of CSCs in multiple types of solid tumors and leukemia.

        An increase in the proportion of CSCs in response to chemotherapy has been observed in clinical studies. For example, at the Baylor College of Medicine, breast cancer biopsies were taken from patients at the time of initial diagnosis and again following 12 weeks of treatment with docetaxel, a standard cancer chemotherapy widely used to treat breast cancer. The biopsies taken after 12 weeks of treatment showed increased expression of biomarkers for CSCs and an increased number of chemoresistant cells as compared to biopsies taken at the time of initial diagnosis. This result indicates that the CSC component of the tumor was relatively resistant to the chemotherapy. Moreover, it supports our belief that either a combination of treatments or a single therapy that can effectively target both CSCs and other types of cancer cells is critical to create a durable clinical response.

OUR SOLUTION

        Our solution is to discover and develop a next generation of oncology therapeutics targeting CSCs along with companion diagnostics. We believe that by developing therapeutics that target CSCs we can address the problem of cancer recurrence and metastasis. To achieve a durable clinical response, we believe that it may be necessary to kill both CSCs and other types of cancer cells in a tumor, as illustrated in the figure below, either with a combination of current cancer treatments and CSC-targeted drugs or a single therapeutic found to target both cancer cell populations.

Our proprietary technology

        A persistent problem in the discovery of drugs targeting CSCs is the difficulty of isolating large numbers of CSCs. Without such large numbers, the discovery of drugs targeting CSCs using high-throughput screening is extremely difficult. Moreover, when CSCs are isolated, they typically do not remain stable in culture. Instead, over a short period of time, CSCs convert into other types of cancer cells. To address this problem, our scientific co-founders developed proprietary technology to create a stable population of CSCs that are suitable for use in high-throughput screening of small molecule compounds. These stable CSCs are similar to natural CSCs in that they are drug resistant and capable of initiating new tumors. We and scientists at the Whitehead Institute and the Broad Institute have used our technology and high-throughput screening methods to evaluate the ability of over 300,000 compounds to kill CSCs.

Biomarkers and diagnostics

        Because of the high level of toxicity of traditional chemotherapies and the variability in response of tumors to these treatments, it is critically important to get the right cancer drug to the right patient. As a result, the oncology field has been at the forefront of developing diagnostics to select patients who may benefit from specific therapies, which is sometimes referred to as personalized medicine. We are developing diagnostics designed to enhance our ability to deliver the right drug to the right patient.

        We believe that our diagnostics will enable us to identify patients that are the most likely to benefit from our drug candidates. By screening to identify these patients, we expect to be able to select appropriate patients for enrollment in our clinical trials and ultimately, if we obtain marketing approval, patients who are likely to respond to our therapies. We also plan to use these diagnostics to measure the selective killing of CSCs by our drug candidates as one of the ways of determining their efficacy.

        We expect that our use of proprietary diagnostics may accelerate the clinical development process. We believe that use of these diagnostics may provide early, objective signals of drug activity to guide us to optimal dosing and the sequencing of agents more quickly. We also believe that this approach may ultimately enable physicians to identify patients who are likely to benefit most from these therapies and make better clinical decisions during therapy.

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

OUR STRATEGY

        We believe that a key reason for the failure of many current cancer treatments is that they fail to kill CSCs, which we believe are responsible for the initiation, metastasis and recurrence of many cancers. Our goal is to build a leading biopharmaceutical company focused on the discovery, development and, ultimately, commercialization of novel drugs and companion diagnostics targeting CSCs. Key elements of our strategy to achieve this goal are:

  •
  Execute on the potentially pivotal trial of VS-6063 in mesothelioma. We have met with the regulatory agencies in the United States and the United Kingdom and, based on these discussions, we believe that positive results from this trial will enable us to seek regulatory approval for VS-6063 in mesothelioma.

  •
  Rapidly advance our product candidates through clinical development. We have initiated a clinical trial combining VS-6063 with the standard chemotherapy paclitaxel in patients with ovarian cancer. We are planning additional clinical trials with VS-6063, VS-4718 and VS-5584 in 2013 and we expect to initiate further clinical trials over the next several years.

  •
  Expand the indications in which our product candidates may be used. In parallel to the mesothelioma and ovarian trials, we plan to pursue additional disease indications as we believe CSCs are implicated in many types of tumors, including ovarian, breast, pancreatic, colon, brain, lung and leukemia.

  •
  Develop diagnostics for therapeutic products targeting CSCs. We plan to develop companion diagnostic products to support our therapeutic product candidates. We believe that use of these diagnostics may aid in the selection of patients for enrollment in our clinical trials and, if we obtain marketing approval, patients who are most likely to benefit from therapy with our drugs. We also believe that these diagnostics may be used to monitor patients' progress on therapy and aid physicians' ongoing treatment decisions.

  •
  Collaborate selectively to augment and accelerate translational research, development and commercialization. We may seek third-party collaborators for the development and eventual commercialization of our product candidates. In particular, we may enter into third-party arrangements for target oncology indications in which our potential collaborator has particular expertise or for which we need access to additional research, development or commercialization resources.

  •
  Consider in-licensing rights to additional compounds. We may pursue the acquisition or in-license from third parties of rights to additional compounds that target CSCs. We believe that our approach of identifying CSC targeting drug candidates from external sources at various stages of development to supplement our internal programs may allow us to initiate clinical development of a diverse pipeline of compounds more quickly than if we were to focus solely on internally developed candidates.

  •
  Maintain scientific leadership in the CSC field. We plan to continue to conduct research in the CSC field to further our understanding of the underlying biology of cancer progression and metastasis. We also plan to continue fostering relationships with top scientific advisors, researchers and physicians. We believe that investing in the recruitment of exceptional advisors, employees and management is critical to leadership in the CSC field.

OUR PRODUCT CANDIDATES

Overview

        Using our proprietary technology and high-throughput screening methods, we are evaluating compounds for their activity against CSCs in a way that we believe has not been previously possible. We are focused on the discovery and development of small molecules to allow flexibility in the design of molecules for optimized efficacy and safety primarily as orally available drug candidates.

        We intend to incorporate patient selection markers and CSC-specific biomarkers into companion diagnostics for our product candidates for use in identifying patients who are likely to benefit from treatment. We may use this information to aid in the selection of patients for late stage clinical trials. For example, we may use a clinical test for the expression status of the protein merlin in our potentially pivotal mesothelioma trial. We also plan to utilize these diagnostics to measure the effect that our product candidates have on CSCs in a tumor.

        Conventional chemotherapy works by stopping the function of cancer cells through a variety of mechanisms. Chemotherapies are usually not targeted at any specific differences between cancer cells and normal cells. Rather, they kill cancer cells because cancer cells generally grow more rapidly than normal cells and, as a result, are relatively more affected by the chemotherapy than normal cells. Because CSCs exhibit mechanisms of resistance, including a slower rate of growth than other cancer cells, they are often not susceptible to conventional chemotherapy. As a result, the treatments may succeed at initially decreasing tumor burden but ultimately fail to kill the CSCs.

        To enhance therapeutic benefit, we may use our product candidates in combination with existing therapies in an effort to target both CSCs and other types of cancer cells. This approach is being utilized in our ongoing ovarian cancer trial of VS-6063 in combination with paclitaxel. A second approach to using CSC-targeting drugs in combination with chemotherapy is based upon the timing (or sequencing) of drug treatment. We believe that using our CSC-targeting drugs immediately following chemotherapeutic treatments (known as maintenance therapy) may complement the overall effect of treatment by eliminating the residual CSCs following chemotherapeutic treatment. We intend to use this approach in our planned potentially pivotal study of VS-6063 in mesothelioma.

        We are developing our product candidates for the treatment of multiple cancer types, initially mesothelioma, ovarian and breast cancer, and in the future, other cancers driven by CSCs. We believe that our product candidates target CSCs that have been implicated in aggressive cancers, metastasis and chemotherapeutic resistance.

MESOTHELIOMA

Overview

        Malignant mesothelioma is a malignant tumor of mesothelial cells which make up the pleura, or tissue lining, of many internal organs. Mesothelioma most commonly occurs in the pleura surrounding the lung, but occasionally involving the peritoneum surrounding internal organs of the digestive tract, the lining of the heart or the lining of the testis.

        Asbestos fibers are the cause of most cases of mesothelioma. The proportion of men with mesothelioma directly attributable to occupational asbestos exposure is approximately 85%. However, mesothelioma can also result from para-occupational exposures (for example, people who have laundered contaminated clothing) and non-industrial environmental exposures. The latency period between first exposure to asbestos and death from mesothelioma is typically very long (20 to more than 40 years).

        Mesothelioma is a relatively rare disease; best estimates are that the prevalence within the United States is approximately 2,500-3,000 cases per year and in the European Union it is approximately 3,500-4,000 cases per year.

        A large majority of mesothelioma patients present with the pleural form around the lungs. Typically, symptoms are chest pain, shortness of breath, or both. The pain is usually dull, diffuse and characteristically worsens during the course of the illness. The pain may be described as heaviness or aching in the shoulder, arm, chest wall and upper abdomen.

        A 2011 study published in Oncogene reported that 90% of mesothelioma patient samples contained CSCs and implicated these cells in the development of drug resistance. In addition, the treatment of mesothelioma cells with Alimta led to an increase in the tumor-initiating capability of the drug resistant cells, as compared to those treated with placebo control.

Biomarkers

        Neurofibromatosis 2 (NF2) is a tumor suppressor gene that encodes the protein merlin. Inactivation of NF2 by mutation and/or deletion, leading to a reduction in the merlin protein, occurs in approximately 50% of malignant mesotheliomas. Merlin has been demonstrated to play roles in cell adhesion, invasion and cell motility in tumor cell lines partially through regulation of FAK. In turn, FAK mediates signal transduction by integrins and growth factor receptors. Increased activation of FAK has been demonstrated in merlin-low mesothelioma cells, indicating that FAK may represent an important therapeutic target for malignant mesothelioma. We are developing a diagnostic for merlin to aid the use of VS-6063 in mesothelioma. We believe the patients with tumors that are merlin-low may respond better to treatment with VS-6063.

Current Treatment

        Malignant mesothelioma carries a poor prognosis with a median survival of approximately 12 months from diagnosis. Mesothelioma is currently treated with a combination of surgery, radiotherapy and chemotherapy. The only approved drug treatment regimen for mesothelioma is Alimta in combination with carboplatinum or cisplatinum, referred to here collectively as cisplatin. A study by Vogelzang in 2003 reported that the median survival of patients treated with the combination of Alimta and cisplatin was 12.1 months as compared to the median survival of patients treated with cisplatin alone, which was 9.3 months. Following this first-line treatment, the duration of which is often limited by toxicity patients are monitored but do not receive further therapy until disease progression. As reported at ASCO 2011 by Baas et al., the median time to disease progression (progression free survival, or PFS) is approximately 4 months. Once progression occurs, there is no approved standard of care. As reported by Krug et al., in 2011 in an evaluation of 332 patients, this second-line setting has a median PFS of 6 weeks.

OVARIAN CANCER

Overview

        Ovarian cancer forms in tissues of the ovary, one of a pair of female reproductive glands in which the ova, or eggs, are formed. Most ovarian cancers are either ovarian epithelial carcinoma, cancer that begins in the cells on the surface of the ovary, or malignant germ cell tumors that begin in egg cells. According to the National Cancer Institute, epithelial carcinoma of the ovary is one of the most common gynecologic malignancies and the fifth most frequent cause of cancer death in women, with 50% of all cases occurring in women older than 65 years.

        The National Cancer Institute estimated that in January 2009 there were approximately 182,000 women in the United States with a history of ovarian cancer and in 2013 approximately 22,000 new cases of ovarian cancer will be diagnosed and approximately 14,000 women will die from the disease.

Prognosis

        For patients with ovarian cancer the most important prognostic factor is stage of the disease. Unfortunately, most patients with ovarian cancer have widespread disease at diagnosis. This may be partly explained by relatively early spread to the rest of the abdominal cavity. General symptoms such as abdominal pain and swelling, gastrointestinal symptoms, and pelvic pain often go unrecognized, leading to delays in diagnosis. This is illustrated by the information in the following table, which shows, according to the National Cancer Institute's SEER Cancer Statistics Review, 2002-2008, the reduction in five-year survival rate for ovarian cancer patients based on the stage of the disease at the time at which the disease is diagnosed. The percentage of patients diagnosed at each stage of disease, referred to as stage distribution, is included below for comparative purposes.

Stage at Diagnosis	Stage Distribution (%)	5-year Relative Survival (%)
Localized (confined to primary site)	15	91.5
Regional (spread to regional lymph nodes)	17	71.9
Distant (cancer has metastasized)	61	26.9
Unknown (unstaged)	7	22.0

Current Treatment

        Most patients are treated with a combination of surgery, chemotherapy and radiation therapy. Surgery is often comprehensive to remove as much of the tumor as possible and may include removal of the ovaries or a total hysterectomy where the uterus is also removed.

        Unfortunately, chemotherapy is rarely curative in the treatment of ovarian cancer and many tumors become resistant to platinum-based chemotherapy, which is the primary treatment regimen. Further therapy with conventional chemotherapy is generally palliative, not curative, as the tumor is able to metastasize and spread to other sites in the body. We believe it is the presence of CSCs that lead to this resistance and eventual disease progression.

BREAST CANCER

Overview

        The National Cancer Institute estimated that in January 2008 there were approximately 2.6 million women in the United States with a history of breast cancer. Breast cancer is currently the second most frequently diagnosed and the second most deadly cancer among women in the United States. The American Cancer Society estimated that in the United States in 2011, approximately 230,500 new cases of invasive breast cancer would be diagnosed in women and approximately 39,500 women would die from the disease.

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

  •
  The site of recurrence is often at another place in the body as compared to the original tumor because the CSCs which are not killed are able to metastasize.

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

        The choice of cancer drugs used to treat breast cancer is guided by clinical classification of the tumor as ER positive or negative, PR positive or negative and HER2 positive or negative. The presence, absence or combination of these biomarkers in patient tumors informs the selection of prescribed drugs, which include the anti-estrogen therapies Tamoxifen and aromatase inhibitors, as well as agents that directly target HER2, such as Herceptin, Tykerb and Kadcyla. These treatments may slow or stop cancer growth and are currently considered the most successful treatments for breast cancer. However, because TNBC patients are negative for ER, PR and HER2, the treatment options for these patients are limited. In particular, the targeted therapies, including Herceptin, Tykerb and anti-estrogen treatments, are not effective for these patients. For example, in a study conducted at Baylor College of Medicine, in which biopsies were taken from breast cancer patients both before and after conventional chemotherapy treatment, the percentage of CSCs increased over the 12-week treatment period, indicating the survival of these cells.

        If tumors recur, which happens more often in TNBC than other breast cancers, further therapy with conventional chemotherapy is generally palliative, not curative, as the CSCs are able to metastasize and spread to other sites in the body.

FAK Inhibition Program

Overview

        FAK expression is greater in many tumor types compared to normal tissue, particularly in cancers that have a high invasive and metastatic capability. The contact between cancer cells and connective tissue stimulates FAK signaling. However, CSCs acquire the ability to survive in the absence of contact with connective tissue. We believe that FAK signaling in CSCs may be maintained through alternative mechanisms, thus providing CSCs the ability to survive in the absence of cell contact. Accordingly, we believe that FAK signaling may be a central component of CSC biology that allows CSCs to survive after exiting from a tumor mass and enable metastatic growth at other sites in the body.

        In 2012, our scientific co-founder Robert Weinberg reported in Cancer Discovery that FAK is a critical regulator of CSCs and inhibition of this signaling pathway prevented disease progression and initiation of new metastatic lesions. An additional study by Dr. Weinberg reported in PNAS in 2009, demonstrated that in a mouse model of breast cancer FAK signaling was required to enable lung metastasis. Non-CSCs, which lack the ability to increase their FAK signaling activity through alternative mechanisms, remained non-metastatic in this model and did not survive dissemination to the lungs.

Researchers at McGill University reported in PNAS that in a genetically modified mouse model the specific deletion of FAK from the mammary cells prevented primary tumor formation and metastasis. Similarly, researchers at the University of Michigan demonstrated that specific deletion of FAK from mammary tumors prevented tumor initiating capacity in recipient mice.

        Scientific research suggests that increased FAK expression and activity is associated with metastatic progression and poor prognosis in multiple cancer types. For example, a 2009 retrospective study published in the Journal of Clinical Investigation identified the amplification, or increase in number, of the gene encoding FAK in breast cancers. This gene amplification, and resulting high FAK expression, significantly correlated with the progression of early stage, primary breast cancer to advanced metastatic disease. In an analysis of 295 breast cancer patients that was part of this study, elevated FAK expression was a marker of poor survival. The correlation of elevated FAK expression with poor survival was more significant than, and independent of, other commonly used clinical parameters such as hormone receptor status. A similar finding was described in the Journal of Clinical Investigation in 2010 where it was reported that in women with ovarian cancer elevated FAK expression is correlated with advanced disease, metastases and poor prognosis. A comparison of FAK activity in biopsies from patients revealed that high FAK activity correlated with a decrease in overall survival, from 3.2 to 1.7 years.

VS-6063

Overview

        We are currently evaluating VS-6063 as a potential therapy for mesothelioma, ovarian cancer and other solid tumors driven by CSCs. We believe VS-6063 targets CSCs through inhibition of FAK signaling. We have initiated a Phase 1/1b clinical trial of VS-6063 in combination with paclitaxel for patients with ovarian cancer and expect to initiate a potentially pivotal clinical trial of VS-6063 in mesothelioma midyear 2013. We have applied for orphan drug designation for VS-6063 in mesothelioma in both the United States and the European Union.

Development status of VS-6063

        Phase 1 clinical trial in advanced solid tumors.    VS-6063 demonstrated a good safety profile and initial signs of clinical activity in a Phase 1 trial in 46 patients with advanced solid tumors. Patients were selected on the basis of a confirmed diagnosis of a non-hematologic malignancy that was unresponsive to currently available therapies or for which no standard therapy existed. VS-6063 was administered on a twice daily (BID) schedule and dose cohorts initially included a minimum of 3 patients. Dosing was based on flat milligram increments without adjustment for body size, the starting dose being 12.5 mg BID in the initial cohort. Safety, activity and pharmacokinetics, the process by which a drug is adsorbed, distributed and metabolized in the body, were measured.

        16/37 (43%) subjects enrolled at doses ≥100 mg BID (predicted active dose) experienced stable disease as their best response to treatment. The recommended Phase 2 dose based on safety, pharmacokinetics and activity was determined to be 400-425 mg/BID.

VS-6063 development plan

        Potentially pivotal study in mesothelioma.    We are planning a randomized, double-blind, multi-center, multi-national study of VS-6063 in patients with controlled mesothelioma post first-line therapy. We have met with the regulatory agencies in the US and the UK and, based on these discussions, we believe that positive results from this trial will enable us to seek regulatory approval for VS-6063 in mesothelioma.

        Even when front line therapy of Alimta plus cisplatin produces an objective response or stable disease, patients are noted to have progression of disease within approximately four months of completing therapy. The ability to maintain the responses seen with first line therapy and delay further progression is therefore a critical goal in this disease. We believe it is the presence of chemotherapy-resistant CSCs in the residual tumor that lead to progression and it is our goal to extend the amount of disease control time for patients through treatment with VS-6063.

        Researchers hypothesized in 2010 in the International Journal of Oncology that early relapse of mesothelioma and further progression following Alimta plus cisplatin results from the presence of a relatively small number of CSCs which exhibit resistance to standard therapy. This hypothesis is supported by our experiments with human mesothelioma cell lines which show that chemotherapeutic agents such as Alimta and cisplatin enrich for CSCs. As shown below, in contrast to Alimta, inhibition of FAK by VS-6063 effectively reduces the proportion of CSCs, as determined by the biomarker Aldefluor. This suggests that targeting FAK might be expected to reduce the CSC population and overcome the resistance that develops to Alimta and cisplatin in mesothelioma.

        In a report at the NCI-AACR-EORTC conference in 2012, in a Phase 1 study of the orally available FAK inhibitor GSK2256098 by GlaxoSmithKline (GSK), a median PFS of 17.7 weeks was observed in 29 patients with recurrent mesothelioma in comparison to the previously reported median PFS of just 6.1 weeks in 332 similar patients receiving placebo. In addition, GSK evaluated the response to treatment based upon the status of the biomarker merlin. Patients who were deemed to be merlin-low had a median PFS of 24.1 weeks compared with 11.4 weeks for those patients whose tumors were deemed to be merlin-high. These observations generally suggest that FAK inhibition in mesothelioma may be helpful to slow disease progression and indicate that use of a diagnostic to identify patients with low levels of the biomarker merlin may predict for those most likely to have the greatest response to treatment with a FAK inhibitor.

        Our potentially pivotal trial is designed to treat patients who have not progressed on at least 4 cycles of Alimta plus cisplatin as their most recent therapy. Immediately following completion of the front-line chemotherapy, patients would begin to take VS-6063 or placebo by mouth, twice a day. This treatment strategy is known as a maintenance setting therapy and there is no current standard of care recommended for patients with mesothelioma in this setting. Within both the VS-6063 and placebo treatment groups, the patients will be stratified by their merlin expression, as described more below. The endpoints of the study are overall survival, PFS and quality of life. Based on discussions with the regulatory agencies in the United States and United Kingdom, we believe that if VS-6063 significantly increases PFS, it may lead to an accelerated regulatory approval.

        Mesothelioma is a rare disease making it important to derive as much information as possible, with as great a certainty as possible, from each clinical trial. It is hypothesized that the treatment effect in the subjects with merlin low tumors is likely to be greater than that in the merlin high group. Therefore, our design incorporates a sample size reassessment at a pre-planned, interim analysis. The goals of the adaptive design approach are:

  •
  To identify if the overall population is benefitting or if the merlin low sub population is responding better to treatment.

  •
  To modify patient enrollment and only continue enrolling patients with merlin low tumors if those patients are responding better to treatment.

        This study design enables an analysis that could support approval in either the full treatable mesothelioma population or the approximately half of the patients with merlin low tumors. We believe the use of a companion diagnostic test to select the merlin low patients who may respond better to FAK treatment in mesothelioma may increase our ability to properly treat this patient population.

        We believe the sequential dosing of chemotherapy (eg. Alimta plus cisplatin) and a CSC-targeted agent (VS-6063) in the maintenance setting will allow us to treat both the non-CSCs and CSCs.

        Phase 1/1b combination study in ovarian cancer.    Ovarian cancer rapidly develops resistance to chemotherapy. Following development of resistance to front-line platinum therapy, there is not an approved standard of care although treatment with the chemotherapeutic paclitaxel is often used. We are currently conducting a clinical trial to evaluate the safety and efficacy of VS-6063 administered in combination with paclitaxel in patients with advanced ovarian cancer.

        This clinical study is comprised of 2 parts. Phase 1 is a dose escalation of oral VS-6063 twice daily in addition to the standard dose of weekly paclitaxel. The purpose of Phase 1 is to assess the safety, evaluate pharmacokinetic parameters and determine the recommended Phase 1b dose in combination with paclitaxel. Phase 1b will include patients who will be treated with the recommended Phase 1b dose of VS-6063 in combination with paclitaxel. The purpose of Phase 1b is to evaluate the pharmacodynamic effect, the biochemical and physiological effect of a drug on the body, of VS-6063 through measurement of biomarkers from tumor biopsies pre- and post-treatment and assess the anti-cancer activity of VS-6063 when administered in combination with paclitaxel according to Response Evaluation criteria in Solid Tumors (RECIST) guidelines.

        We believe this approach will allow us to treat both the non-CSCs and CSCs simultaneously by the combination of chemotherapy (eg. paclitaxel) and a CSC-targeted agent (VS-6063) to hopefully enable a more durable clinical response.

VS-4718

Overview

        We identified the CSC-targeted activity and are currently evaluating VS-4718 as a potential therapy for cancers driven by CSCs. We believe VS-4718 targets CSCs through inhibition of FAK signaling similar to VS-6063. We expect to initiate a clinical trial with VS-4718 during the first half of 2013.

Preclinical development

        We are conducting a comprehensive program to study VS-4718 as a potential treatment for cancers associated with CSCs and increased FAK activity. Key results to date from preclinical studies of VS-4718 are summarized below.

        Biochemical and cellular tests.    In biochemical testing, VS-4718 inhibited purified FAK and demonstrated in vitro selectivity against a panel of 107 different protein kinases. In addition, in various in vitro assessments of drug effects on CSCs, VS-4718 exhibited potent activity and a preferential effect, or selectivity, for CSCs as compared to other types of cancer cells.

        Pharmacokinetics, pharmacokinetics and tolerability in mice.    VS-4718 was well tolerated in mice after both acute and chronic dosing. VS-4718 also exhibited acceptable pharmacokinetics in mice. In mouse models assessing pharmacodynamics, a single dose of VS-4718 inhibited FAK activity in tumors over a 12-hour period indicating that twice daily dosing may maintain constant FAK inhibition.

        Effect of FAK inhibition in merlin low cell lines and mouse tumor models of mesothelioma.    VS-4718 has exhibited in vitro cytotoxic effects on mesothelioma cell lines and tumor growth inhibition in mouse models of mesothelioma. Merlin low cells lines derived from mesothelioma tumors were observed to be particularly sensitive to FAK inhibition. VS-4718 was also tested in models in which merlin low mesothelioma cells were implanted into a mouse and the tumor was allowed to develop. Upon tumor formation, the mice were treated with VS-4718 by oral administration at concentrations of 25 or 50 mg/kg of body weight or a placebo control through the end of the experiment. As shown in the figure below, single agent VS-4718 treatment caused tumor regression in a dose-dependent fashion in contrast to placebo control.

        Mouse models of breast cancer.    VS-4718 has exhibited tumor growth inhibition and reduction of metastatic burden in several mouse models of breast cancer. In one experiment, VS-4718 was tested in a model in which breast cancer cells were implanted into a mouse and the tumor was allowed to develop. Upon tumor formation, the mice were treated with VS-4718 in drinking water at a concentration of 0.5 mg/ml or a placebo control beginning at day 12 through the end of the experiment. As shown in the figure below, the tumor volume in the VS-4718 treatment group was significantly smaller than in the placebo group from day 27 through the end of the experiment. In addition, at day 70 the weight of the primary tumor and the number of lung metastases in the VS-4718 treatment group were both significantly less than in the placebo group.

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

VS-4718 development plan

        We expect to file the Investigational New Drug (IND) submission, that includes preclinical efficacy and toxicology studies, and to initiate a Phase 1 clinical trial with VS-4718 during the first half of 2013. In the Phase 1 clinical trial, we plan to enroll patients with advanced solid tumors where CSCs are implicated in disease progression. The dose escalation portion of the Phase 1 clinical trial would be designed to determine the biologically active dose and maximum tolerated dose. Additional patients will be enrolled to assess safety, tolerability and to evaluate initial signs of activity.

PI3K/mTOR Inhibition Program

Overview

        The PI3 kinase/mTOR pathway plays a central role in cancer cell proliferation and survival. Depending on the mode of pathway activation, different PI3K isoforms and mTOR complexes have been shown to play essential roles in oncogenesis and survival of CSCs. There are four Class 1 PI3K enzymes, known as alpha, beta, gamma and delta, and two mTOR complexes known as mTORC1 and mTORC2.

        Studies published in Nature in 2006 reported that genetic activation of the PI3K/mTOR pathway in adult blood cells led to generation of leukemia CSCs. In addition, multiple studies have shown that PI3K pathway activity contributes to the maintenance of CSCs in breast, lung, and prostate cancers.

VS-5584

Overview

        VS-5584 is an orally available small molecule that potently and selectively inhibits PI3K/mTOR signaling. VS-5584 is currently in IND-enabling toxicology studies and is expected to enter Phase 1 clinical trials in patients with advanced cancers in the second half of 2013.

Preclinical development

        We are conducting a comprehensive preclinical program to study VS-5584 as a potential treatment for cancer. Key results of this program to date are summarized below.

        Biochemical testing.    In biochemical testing, VS-5584 was equipotent against all four human Class 1 PI3K isoforms and mTOR kinase, the enzymatic component of both mTORC1 and mTORC2 (IC50 values displayed below in nM). In general, the more potent a drug is, the lower the dose required for a therapeutic effect. An IC50 value measures the dose at which the activity of the enzyme is reduced by 50%, a commonly used measure of potency. VS-5584 has demonstrated a selective effect for these kinases versus a panel of over 400 kinases.

        In vitro killing of CSCs.    In an in vitro test, SUM159 triple negative breast cancer cells were treated with VS-5584 or paclitaxel for 4 days, and the percentage of Aldefluor-positive CSCs was assessed. VS-5584 dose-dependently decreased the percentage of CSCs, while paclitaxel increased the percentage of CSCs.

VS-5584 clinical development plan

        Assuming successful completion of preclinical studies, we expect to initiate a Phase 1 clinical trial with VS-5584 during the second half of 2013. We anticipate enrolling patients with advanced cancer. The Phase 1 clinical trial will be designed to determine the safety profile of VS-5584 and initial signs of clinical activity.

LICENSES

Whitehead Institute for Biomedical Research

Drug discovery platform license agreement

        In October 2010, we entered into an exclusive license agreement with the Whitehead Institute, or the drug discovery platform license agreement, which we amended and restated in January 2012, both on its own behalf and as sole and exclusive agent of Harvard and MIT. Under the drug discovery platform license agreement, we acquired an exclusive, royalty-bearing, worldwide license under patent rights owned by the Whitehead Institute, Harvard and MIT to develop, make, use and sell products covered by the licensed patent rights for use in treating cancer, and to develop and perform licensed processes, in each case, for all human therapeutic, prognostic and diagnostic uses.

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

        The Whitehead Institute, Harvard and MIT retain the right to, and may grant licenses to other academic and non-profit institutions for the right to, practice the licensed patent rights for research, teaching and educational purposes. The Whitehead Institute, Harvard, MIT or any such other institution could seek to license to third parties any intellectual property rights that it discovers using the licensed patent rights while pursuing these purposes. Under the agreement, we have a right, subject to the Whitehead Institute's obligations under third party research funding agreements, to negotiate a license for any compounds identified prior to a specified date in the Whitehead Institute's laboratory run by Dr. Weinberg that selectively target CSCs generated by induction through the EMT process.

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

        We have the right to terminate the agreement for any reason upon at least 90 days' prior written notice. The Whitehead Institute has the right to terminate the agreement if we and all of our sublicensees cease to carry on business related to the agreement for a specified period of time, we fail to pay any amounts due and payable under the agreement to the Whitehead Institute, subject to a grace period, we materially breach the agreement and fail to cure such breach within a specified grace period or we or a sublicensee challenge the licensed patent rights in a legal or administrative proceeding. The agreement otherwise terminates upon the expiration or abandonment of all licensed patents and patent applications.

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

        Under the agreement, we paid the Whitehead Institute upfront license fees and reimbursed patent related fees and costs incurred by the Whitehead Institute totaling $70,000 in the aggregate. We also agreed to pay the Whitehead Institute annual license maintenance fees, milestone payments, royalties as a percentage of net sales and a percentage of sublicense income that we receive. Annual license maintenance fees are creditable against royalties, which are described below, earned during the same calendar year. Milestone payments of up to an aggregate of $825,000 are triggered upon the achievement of specified regulatory and commercialization milestones and are not creditable against the royalties described below. The royalty rate is in the mid single digits as a percentage of net sales.

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

        We have the right to terminate the agreement for any reason upon at least 90 days' prior written notice. The Whitehead Institute has the right to terminate the agreement if we and all of our sublicensees cease to carry on business related to the agreement for a specified period of time, we fail to pay any amounts due and payable under the agreement to the Whitehead Institute, subject to a grace period, we materially breach the agreement and fail to cure such breach within a specified grace period or we or a sublicensee challenge the licensed patent rights in a legal or administrative proceeding. The agreement otherwise terminates upon the expiration or abandonment of all licensed patents and patent applications.

Poniard Pharmaceuticals, Inc.

        In November 2011, we entered into a license agreement with Poniard under which we acquired an exclusive, worldwide license under patent rights and know-how owned or controlled by Poniard to develop, make, use and sell compounds and products covered by the licensed patent rights for the diagnosis, treatment, prevention or control of all human diseases and conditions. The licensed compounds include VS-4718 and any other compounds covered by a licensed patent right under the agreement that have the inhibition of FAK as a primary mode of action. These licensed patent rights include patent rights owned by Scripps and licensed to Poniard. In accordance with the agreement between Poniard and Scripps, Scripps retains the right to grant non-exclusive licenses, without the right to sublicense, to nonprofit or academic institutions to use for any noncommercial research or education purposes any licensed patent rights owned by Scripps and licensed to Poniard.

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

        We have the right to terminate the agreement or any portion of our licensed rights under the agreement upon at least 90 days' prior written notice. We and Poniard each have the right to terminate the agreement if the other party materially breaches the agreement and fails to cure such breach within a specified grace period, subject to the right of either party to submit a dispute to arbitration. The agreement otherwise terminates upon the last to expire licensed patent right covering a licensed product.

Pfizer Inc.

        On July 11, 2012, we entered into a license agreement with Pfizer Inc., or Pfizer, under which Pfizer granted us worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer's inhibitors of focal adhesion kinase for all therapeutic, diagnostic and prophylactic uses in humans. We have the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions. We are solely responsible, at our own expense, for the clinical development of these products, which is to be conducted in accordance with an agreed-upon development plan. We are also responsible for all manufacturing and commercialization activities at our own expense. Pfizer is required to provide us with an initial quantity of clinical supply of one of the products for an agreed upon price.

        Upon entering into the license agreement, we made a one-time cash payment to Pfizer in the amount of $1.5 million and issued to Pfizer 192,012 shares of our common stock. Pfizer is also eligible to receive up to $2 million in developmental milestones and up to an additional $125 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid double digit royalties on future net sales of the products. Our royalty obligations with respect to each product in each country begin on the date of first commercial sale of the product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to us that covers the product in that country.

        The license agreement will remain in effect until the expiration of all of our royalty obligations to Pfizer, determined on a product-by-product and country-by-country basis. So long as we are not in breach of the license agreement, we have the right to terminate the license agreement at will on a product-by-product and country-by-country basis, or in its entirety, upon 90 days written notice to Pfizer. Either party has the right to terminate the license agreement in connection with an insolvency event involving the other party or a material breach of the license agreement by the other party that remains uncured for a specified period of time. If the license agreement is terminated by either party for any reason, worldwide rights to the research, development, manufacture and commercialization of the products revert back to Pfizer.

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

United States drug approval process

        In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA's refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

        The process required by the FDA before a drug may be marketed in the United States generally involves the following:

  •
  completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's good laboratory practice, or GLP, regulations;

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

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity; and

  •
  FDA review and approval of the NDA.

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

        Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing approval

        Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $1.8 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $98,000 per product and $520,000 per establishment. These fees are typically increased annually.

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

        After the FDA's evaluation of the NDA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the NDA.

        Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug's safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast track designation

        The FDA is required to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor's request.

        In addition to other benefits, such as the ability to use surrogate endpoints and have greater interactions with the FDA, the FDA may initiate review of sections of a fast track product's NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA's time period goal for reviewing a fast track application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority review

        Under FDA policies, a product candidate may be eligible for priority review, or review within a six-month time frame from the time a complete application is received. Products regulated by the FDA's Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. A fast track designated product candidate would ordinarily meet the FDA's criteria for priority review.

Accelerated approval

        Under the FDA's accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

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

The Hatch-Waxman act

Abbreviated new drug applications

        In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant's product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, dosage form and route of administration as the listed drug and has been shown to be bioequivalent through in vitro or in vivo testing or otherwise to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

        The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA's Orange Book, except for patents covering methods of use for which the

ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

  •
  the required patent information has not been filed;

  •
  the listed patent has expired;

  •
  the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

  •
  the listed patent is invalid, unenforceable or will not be infringed by the new product.

        A certification that the new product will not infringe the already approved product's listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

Section 505(b)(2) new drug applications

        Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA's previous approval of a similar product, or published literature, in support of its application.

        505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the

505(b)(2) applicant can establish that reliance on the FDA's previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

        The FDA's Office of Combination Products, or OCP, determines which center will have primary jurisdiction for the combination product based on the combination product's "primary mode of action." A mode of action is the means by which a product achieves an intended therapeutic effect or action. The primary mode of action is the mode of action that provides the most important therapeutic action of the combination product, or the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product.

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

        The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the cancer treatment to obtain Pre-Market Approval, or PMA, simultaneously with approval of the drug. Based on the draft guidance, and the FDA's past treatment of companion diagnostics, we believe that the FDA will require one or more of our in vitro companion diagnostics to obtain PMA for our companion diagnostics to identify patient populations suitable for our cancer therapies, such as the in vitro companion diagnostic for our product candidates. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by CDER and by the FDA's Center for Devices and Radiological Health Office of In Vitro Diagnostics Device Evaluation and Safety.

PMA approval pathway

        A medical device, including an in vitro diagnostic, or IVD, to be commercially distributed in the United States must receive either 510(k) clearance or PMA approval from the FDA prior to marketing. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in Class III requiring PMA approval. The PMA approval pathway requires proof of the safety and effectiveness of the device to the FDA's satisfaction.

        The PMA approval pathway generally takes from one to three years or even longer from submission of the application.

        A PMA application for an IVD must provide extensive preclinical and clinical trial data. Preclinical data for an IVD includes many different tests, including how reproducible the results are when the same sample is tested multiple times by multiple users at multiple laboratories. The clinical data need to establish that the test is sufficiently safe, effective and reliable in the intended use population. In addition, the FDA must be convinced that a device has clinical utility, meaning that an IVD provides information that is clinically meaningful. A biomarker's clinical significance may be obvious, or the applicant may be able to rely upon published literature or submit data to show clinical utility.

        A PMA application also must provide information about the device and its components regarding, among other things, device design, manufacturing and labeling. The sponsor must pay an application fee.

        As part of the PMA review, the FDA will typically inspect the manufacturer's facilities for compliance with Quality System Regulation, or QSR, requirements, which impose elaborate testing, control, documentation and other quality assurance procedures.

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

        During the review period, an FDA advisory committee, typically a panel of clinicians, may be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision making process.

        If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant's agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval.

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

        All clinical studies of investigational devices must be conducted in compliance with the FDA's requirements. If an investigational device could pose a significant risk to patients pursuant to FDA regulations, the FDA must approve an IDE application prior to initiation of investigational use. IVD trials usually do not require an IDE, as the FDA does not judge them to be a significant risk because the results do not affect the patients in the study. However, for a trial where the IVD result directs the therapeutic care of patients with cancer, we believe that the FDA would consider the investigation to present significant risk.

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

        During the trial, the sponsor must comply with the FDA's IDE requirements for investigator selection, trial monitoring, reporting and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements. Prior to granting PMA approval, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA application for compliance with applicable requirements.

        Although the QSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose with respect to manufacturing.

Post-market

        After a device is on the market, numerous regulatory requirements apply. These requirements include: the QSR, labeling regulations, the FDA's general prohibition against promoting products for unapproved or "off label" uses, the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur, and the Reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA.

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

        The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product's safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug.

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

        In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

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

        The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act was enacted in the United States in March 2010 and contain provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies' share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

EMPLOYEES

        As of March 8, 2013, we had 24 full-time employees, including a total of ten employees with M.D. or Ph.D. degrees. Of these full-time employees, 16 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

BUSINESS—EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age and position of each of our executive officers as of March 15, 2013.

Name	Age	Position
Christoph Westphal, M.D., Ph.D.	44	Chief Executive Officer and Director
Robert Forrester	49	President, Chief Operating Officer
Joanna Horobin, M.B., Ch.B.	58	Chief Medical Officer
Jonathan Pachter, Ph.D.	55	Vice President, Head of Research
Daniel Paterson	52	Vice President, Head of Corporate Development and Diagnostics

        Christoph Westphal, M.D., Ph.D. has served as our Chief Executive Officer since September 2011. He served as our President from September 2011 until January 2013. He has served on our board of directors since August 2010 and as the Chairman of our board of directors since March 2011. Dr. Westphal has served as a partner of Longwood Fund, LP, a venture capital investment fund, since 2010. He served as the President of SR One, the corporate venture capital arm of GlaxoSmithKline, from 2010 until 2011. Dr. Westphal has previously been involved in founding a number of biotechnology companies as chief executive officer. Dr. Westphal co-founded Sirtris Pharmaceuticals, Inc., which was acquired by GlaxoSmithKline plc in 2008, and served as its Chief Executive Officer from 2004 to 2010. He also co-founded Alnara Pharmaceuticals, Inc., Acceleron Pharma, Inc., serving as its Chief Executive Officer in 2003, Alnylam Pharmaceuticals, Inc., serving as its Chief Executive Officer in 2002, and Momenta Pharmaceuticals, Inc., serving as its Chief Executive Officer in 2001. Dr. Westphal serves on the Board of Fellows of Harvard Medical School and the Board of Overseers for the Boston Symphony Orchestra and is a member of the Research Advisory Council at the Massachusetts General Hospital. He earned his M.D. from Harvard Medical School, his Ph.D. in genetics from Harvard University and his B.A. from Columbia University.

        Robert Forrester has served as our Chief Operating Officer since March 2011 and our President since January 2013. Mr. Forrester has previously held executive level positions at both private and public life sciences companies. Prior to joining us, Mr. Forrester served as Chief Operating Officer of Forma Therapeutics, Inc. from 2010 until 2011. Previously he served as Interim President and Chief Executive Officer of CombinatoRx, Inc., now Zalicus Inc., from 2009 until 2010 and as its Executive Vice President and Chief Financial Officer from 2004 to 2009. Mr. Forrester served as Senior Vice President, Finance and Corporate Development at Coley Pharmaceuticals Group, Inc. from 2000 to 2003. He earned his LL.B. from Bristol University in England.

        Joanna Horobin, M.B., Ch.B. has served as our Chief Medical Officer since October 2012. Dr. Horobin has 30 years of pharmaceutical drug development experience. Prior to joining us, Dr. Horobin served as President of Syndax Pharmaceuticals from April 2012 to October 2012 and President and CEO from May 2006 to April 2012. At Syndax, Dr. Horobin designed and implemented the phase 2 clinical development of Entinostat in metastatic breast and lung cancer. Previously, she served as VP, Oncology at Rhone-Poulenc Rorer (now Sanofi, NYSE: SNY), COO of CombinatoRx (NASDAQ: CRXX, now ZLCS) and EVP at EntreMed with experience spanning clinical development, marketing, and general management in both public and private companies. At Rhone-Poulenc Rorer (now Sanofi, NYSE: SNY) Dr. Horobin led the global oncology business, including the successful global launch of Taxotere® (docetaxel) in breast cancer and Campto/Camptosar® (CPT11) for colorectal cancer. Dr. Horobin also led a successful joint venture with Chugai to launch Granocyte® (lenograstim). Previously, Dr. Horobin played significant leadership roles in the approvals of Lovenox®, Celectol®, Augmentin®, Timentin®, temocillin, Bactroban® and Relafen®/Reliflex®. Dr. Horobin received her medical degree from the University of Manchester, England. While in clinical practice she gained membership to the Royal College of General Practitioners in the United Kingdom and holds a diploma of pharmaceutical medicine from the Royal College of Physicians in the United Kingdom.

        Jonathan Pachter, Ph.D. has served as our Vice President, Head of Research since July 2011. Prior to joining us, Dr. Pachter served as the Senior Director of Cancer Biology at OSI Pharmaceuticals, Inc., which was acquired by Astellas Pharma Inc. in 2010, from 2005 to 2011. He earned his Ph.D. in Neuroscience and his M.S. in Pharmacology from Baylor College of Medicine.

        Dan Paterson has served as our Vice President, Head of Corporate Development and Diagnostics since March 2012. Prior to joining us, Mr. Paterson was a consultant in 2011 until joining us in 2012. From 2009 through 2010, Mr. Paterson was the COO of On-Q-ity. Mr. Paterson was the President and CEO of The DNA Repair Company from 2006 until 2009, when it was acquired by On-Q-ity. Previously, he held senior level positions at IMS Health, CareTools, OnCare and Axion.

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

        Since inception, we have incurred significant operating losses. As of December 31, 2012, we had a deficit accumulated during the development stage of $46.5 million. To date, we have not generated any revenues and have financed our operations through private placements of our preferred stock and our initial public offering completed in February 2012. We have devoted substantially all of our efforts to research and development. We have only recently initiated clinical development on one of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

  •
  continue our research, preclinical and clinical development of our product candidates;

  •
  seek to identify additional product candidates that target cancer stem cells, or CSCs;

  •
  acquire or in-license other products and technologies;

  •
  initiate additional clinical trials for our product candidates;

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

        To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are only in the early stages of clinical development. We recently initiated a Phase 1/1b trial of VS-6063 in combination with paclitaxel for the treatment of advanced ovarian cancer. We are currently only in the preclinical testing stages for our other most advanced product candidates and have not yet completed preclinical development of our other lead product candidates, VS-4718 and VS-5584. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

        We are an early stage company. We commenced active operations in the second half of 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies of our most advanced product candidates. We completed our initial public offering in February 2012. In January 2013, we initiated a Phase 1/1b trial of VS-6063. All of our other product candidates are still in preclinical development. We have not yet demonstrated our ability to initiate or successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It takes about ten to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

        In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will continue to need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

        We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and initiate additional clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

        We expect our existing cash, cash equivalents and investments, will enable us to fund our current operating plan and capital expenditure requirements into late 2015. Our future capital requirements will depend on many factors, including:

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

        We have invested a significant portion of our efforts and financial resources in the identification and preclinical development of drugs that target CSCs. In January 2013, we initiated our first clinical trial of one of our product candidates, VS-6063. Our other lead product candidates are still in preclinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

        Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For example, standard measures of clinical activity with respect to solid tumors, such as Response Criteria in Solid Tumors, or RECIST, measurement guidelines, which are based on gross changes in the size of tumor lesions, may not be sufficient to detect the targeting of CSCs by our product candidates.

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

        All of our product candidates are in preclinical development or early stages of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

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

        We plan to develop companion diagnostics for our therapeutic product candidates. There has been limited success to date industry wide in developing these types of companion diagnostics. To be successful, we would need to address a number of scientific, technical and logistical challenges. We have only recently initiated development of companion diagnostics. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part on third parties for their design and manufacture. For example, we entered into an agreement with Laboratory Corporation of America Holdings to assist us in validating biomarkers for VS-6063 in the development of an applicable companion diagnostic. If we or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:

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

        We currently hold $5.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $5.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we initiate additional clinical trials or upon the commercialization of our product candidates, if ever. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We may depend on collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

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

        We do not plan to independently conduct all aspects of clinical trials of our product candidates. In addition, we do not expect to independently conduct all aspects of our compound formulation research or preclinical testing of our product candidates. We expect to rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. For example, we currently rely on third parties in the development of various formulations of VS-5584 and VS-4718. We cannot finish preclinical testing and initiate clinical trials of these product candidates until the development of a formulation is complete. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

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

        We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical testing, other than small amounts of compounds that we may synthesize ourselves for such purpose. To date, we have obtained starting materials for our supply of the cGMP bulk drug substances for our product candidates from third-party manufacturers. We do not have a long term supply agreement with any of these third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

        We currently obtain all of our supply of VS-6063 for clinical development from Pfizer. We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our product candidates for clinical trials and for commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

        We are a party to a number of intellectual property license agreements with third parties, including the Whitehead Institute, Poniard Pharmaceuticals, Inc., or Poniard, and Pfizer, Inc., or Pfizer, and expect to enter into additional license agreements in the future. In particular, we have exclusively licensed rights to our most advanced product candidate, VS-6063, from Pfizer. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. For example, under our license agreements with the Whitehead Institute, Poniard, and Pfizer, we are required to use commercially reasonable efforts to develop and commercialize licensed products under the agreement and to satisfy other specified obligations. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or to convert the exclusive licenses to non-exclusive licenses, which could materially adversely affect the value of the product candidate being developed under these license agreements. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. If the Whitehead Institute were to terminate its drug discovery platform license agreement with us for any reason, we would lose access to the EMT technology and the ability to use the stable population of CSCs for high-throughput screening. If Poniard were to terminate its license agreement with us for any reason, we would lose our rights to VS-4718. If Pfizer were to terminate its license agreement with us for any reason, we would lose our rights to VS-6063, which is our lead product candidate.

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

        Our success depends in large part on our and our licensors' ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We and our licensors seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and products that are important to our business. We cannot be certain that any patents will issue with claims that cover our proprietary technology or product candidates.

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

        For example, we are aware of a U.S. patent application filed by a third party almost one year after the priority date of the U.S. patent application filed by Scripps and licensed to us by Poniard, which has pending generic claims that, if issued as written, potentially cover VS-4718. The third-party patent application also specifically discloses VS-4718. Although the Scripps patent application has a priority date that is earlier than the priority date of the third-party application, we cannot be sure which party was the first to make the claimed invention. Because the United States currently uses a first to invent standard to determine priority, if a patent issues under the third-party patent application covering the composition of matter of VS-4718 and such third party was determined to be the first to make the claimed invention, we would need to obtain a license to the patented technology to commercialize VS-4718 in the United States, which would cause us to incur licensing related costs. However, a license to this patent might not be available on commercially reasonable terms, or at all. Our failure to obtain a license to any such patent could delay or prevent our potential commercialization of VS-4718 in the United States.

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

We have applied for orphan disease status for VS-6063 for Mesothelioma in the United States and the European Union, but there can be no assurance that we will receive orphan drug designation in any jurisdiction or that we will be able to prevent third parties from developing and commercializing products that are competitive to VS-6063.

        We filed for orphan drug designation in the U.S. and the EU for the use of VS-6063 in mesothelioma. If VS-6063 is designated as an orphan drug and then obtains marketing authorization, it will receive orphan drug exclusivity. Orphan drug exclusivity grants seven years of marketing exclusivity under the Federal Food, Drug and Cosmetic Act and up to 10 years of marketing exclusivity in Europe. We cannot assure that we will receive orphan drug designation in any jurisdiction, and a competitor may receive orphan drug marketing authorization prior to us for the same indication for which we are developing VS-6063. Other companies have received orphan drug designations for compounds other than VS-6063 for mesothelioma in the U.S. and EU. While the orphan drug exclusivity for VS-6063 would, if granted, provide market exclusivity in the U.S., Europe, and other countries, we would not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe on the basis of orphan drug designation. Furthermore, the marketing exclusivity in Europe can be reduced from 10 years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan medicinal product. Even if we were to receive orphan drug designation for a particular drug indication, we cannot guarantee that another company also with orphan drug designation will not receive marketing authorization for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company's period of exclusivity has expired. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product, or if the later product is a different drug than VS-6063. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug.

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

RISKS RELATED TO EMPLOYEE MATTERS AND MANAGING GROWTH

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

        We are highly dependent on Christoph Westphal, our Chief Executive Officer, Robert Forrester, our President and Chief Operating Officer, and Joanna Horobin, our Chief Medical Officer, as well as the other principal members of our management and scientific teams, including our scientific co-founders, Robert Weinberg and Eric Lander. Although we have formal employment agreements with Christoph Westphal, Robert Forrester and Joanna Horobin, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

        In addition to his role as Chairman of the board of directors and Chief Executive Officer of our company, Dr. Westphal also serves as a general partner of Longwood Fund, LP, a venture capital investment fund and one of our principal stockholders. We and Dr. Westphal anticipate that he will transition to an executive Chairman role at our company in the future based on our having meaningfully advanced our discovery, research and development efforts, the overall growth of our company and our identifying and hiring a suitable successor. In connection with Dr. Westphal's transition to this role, we will need to recruit and hire a new principal executive officer. Our inability to hire a suitable executive to assume this position in a timely fashion could delay the execution of our business plans or disrupt our operations.

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

        As of December 31, 2012, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 53% of our capital stock. As a result, if these stockholders chose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they chose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The market price of our common stock has been, and may continue to be, highly volatile.

        Our stock price has been volatile. Since January 27, 2012, when we became a public company, the price for one share of our common stock has reached a high of $12.24 and a low of $6.25. We cannot predict whether the price of our common stock will rise or fall. The market price for our common stock may be influenced by many factors, including:

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

        In addition, the stock market in general and the market for small pharmaceutical companies and biotechnology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management's attention and resources, which could materially and adversely affect our business and financial condition.

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

Item 3.    Legal Proceedings

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

MARKET INFORMATION

        Our common stock is publicly traded on the NASDAQ Global Market under the symbol "VSTM." Trading of our common stock commenced on January 27, 2012, following the completion of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Market.

Year ended December 31, 2012	High	Low
First quarter (beginning January 27, 2012)	$12.24	$10.05
Second quarter	$11.58	$8.89
Third quarter	$12.00	$7.56
Fourth quarter	$9.67	$6.25

HOLDERS

        As of March 8, 2013, there were [51] holders of record of our common stock and the closing price of our common stock on the NASDAQ Global Market as of that date was $9.30. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

DIVIDENDS

        We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table contains information about our equity compensation plans as of December 31, 2012. There are no equity compensation plans that have not been approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	1,424,241	$6.90	1,534,973

(1)
Includes information regarding our 2010 Equity Incentive Plan and 2012 Incentive Plan.

PERFORMANCE GRAPH

        The following performance graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from January 27, 2012 (the first date that shares of our common stock were publicly traded) through December 31, 2012. The comparison assumes $100 was invested after the market closed on January 27, 2012 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN*
Among Verastem, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*
$100 invested on 1/27/12 in stock or 12/31/11 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Cumulative Total Return Comparison

	1/27/12	1/12	2/12	3/12	4/12	5/12	6/12	7/12	8/12	9/12	10/12	11/12	12/12
Verastem, Inc.	100.00	98.83	104.60	98.56	93.60	90.53	87.38	84.22	77.73	84.67	71.60	61.41	79.26
NASDAQ Composite	100.00	105.41	110.14	114.22	113.19	106.11	111.06	111.58	115.48	116.86	112.11	112.38	112.30
NASDAQ Biotechnology	100.00	108.15	110.22	112.16	113.85	110.05	115.34	119.43	122.58	127.72	121.09	127.20	126.50

RECENT SALES OF UNREGISTERED SECURITIES

        Set forth below is information regarding certain shares of common stock, preferred stock, and stock options issued by us during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Issuances of securities

        In July 2012, we issued 192,012 shares of common stock to Pfizer, Inc. The securities were issued to Pfizer Inc in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2).

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

        As of February 28, 2013, we have used approximately $26.4 million of the net proceeds primarily to fund the preclinical development of our lead product candidates to advance and expand the research and preclinical development of additional product candidates and companion diagnostics and for working capital, capital expenditures and other general corporate purposes. We have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.    Selected Financial Data

        You should read the following selected financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the "Management's discussion and analysis of financial condition and results of operations" section of this Annual Report on Form 10-K. The selected historical financial information in this section is not intended to replace our financial statements and the related notes therein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

		Years Ended December 31,
	Period from August 4, 2010 (inception) to December 31, 2010			Period from August 4, 2010 (inception) to December 31, 2012
Statement of operations data:		2011	2012
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$400	$9,883	$21,712	$31,995
General and administrative	384	3,815	10,518	14,717

Total operating expenses	784	13,698	32,230	46,712

Loss from operations	(784)	(13,698)	(32,230)	(46,712)
Interest income	—	15	246	261

Net loss	$(784)	$(13,683)	$(31,984)	$(46,451)

Accretion of preferred stock	(2)	(32)	(6)	(40)

Net loss applicable to common stockholders	$(786)	$(13,715)	$(31,990)	$(46,491)

Net loss per share applicable to common stockholders—basic and diluted	$(0.91)	$(10.59)	$(1.70)	$(5.44)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	850	1,295	18,765	8,547

	As of December 31,
Balance sheet data:	2010	2011	2012
	(in thousands)
Cash, cash equivalents and investments	$3,584	$56,805	$91,520
Working capital	3,228	44,795	54,683
Total assets	3,604	59,037	92,923
Redeemable convertible preferred stock	3,923	68,141	—
Deficit accumulated during the development stage	(784)	(14,467)	(46,451)
Total stockholders' (deficit) equity	(687)	(12,766)	90,466

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the "Risk factors" section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

        We are a clinical-stage biopharmaceutical company focused on discovering and developing proprietary small molecule drugs targeting cancer stem cells along with proprietary companion diagnostics. A cancer stem cell is a particularly aggressive type of tumor cell, resistant to conventional cancer therapy, that we believe is an underlying cause of tumor recurrence and metastasis. Our scientific co-founders have made discoveries that link the epithelial-to-mesenchymal transition, or EMT, to the emergence of cancer stem cells. This transition involves the transformation of one type of cancer cell into a more aggressive and drug resistant type of cancer cell. Building on these discoveries, our scientific co-founders developed proprietary technology to create a stable population of cancer stem cells that we use to screen for and identify small molecule compounds that target cancer stem cells. We expect to initiate multiple clinical trials with our product candidates VS-6063, VS-4718 and VS-5584 in 2013, including a potentially pivotal trial of VS-6063 in mesothelioma.

        We commenced active operations in the second half of 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical studies of our most advanced product candidates and, recently, initiating a clinical trial for VS-6063. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering.

        As of December 31, 2012, we had a deficit accumulated during the development stage of $46.5 million. Our net loss was $32.0 million for the year ended December 31, 2012, $13.7 million for the year ended December 31, 2011, $784,000 for the period from August 4, 2010 (inception) to December 31, 2010 and $46.5 million for the period from August 4, 2010 (inception) to December 31, 2012. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

        We use our employee and infrastructure resources across multiple research and development projects. We do not allocate employee-related expenses or depreciation to any particular project. Because all of our development projects are in preclinical development, we do not track research and development costs by project. The components of our research and development costs are described in more detail in "—Results of operations."

        We anticipate that our research and development expenses will increase significantly in future periods as we increase the scope and rate of our drug discovery efforts and begin costlier development activities, including clinical trials for our current and additional product candidates in the future.

        The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our product candidates or the period, if any, in which material net cash inflows from our product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

General and administrative expenses

        General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense, in our executive, finance and business development functions. Other general and administrative expenses include allocated facility costs and professional fees for legal, patent, investor and public relations, consulting, insurance premiums, and accounting services.

Interest income

        Prior to September 30, 2011, our cash and cash equivalents were invested in non-interest-bearing accounts. As a result, we didn't earn interest income until the last three months of 2011.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

        Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

        We utilized various valuation methodologies in accordance with the framework of the 2004 American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation , to estimate the fair value of our common stock. The methodologies included an asset-based approach and the current value method for our initial common stock valuation as of November 30, 2010, the option pricing method utilizing the reverse backsolve method to estimate our underlying equity value as of July 31, 2011 and a methodology that determined an estimated value under an initial public offering scenario and a sale scenario based upon an assessment of the probability of occurrence of each scenario as of September 30, 2011, November 17, 2011, and December 31, 2011. Each valuation methodology included estimates and assumptions that required our judgment. These estimates included assumptions regarding future performance, including the successful completion of preclinical studies and clinical trials and the time to completing an initial public offering or sale. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of common stock at each valuation date.

        We recognize stock-based compensation expense for stock options issued to employees based on the grant date fair value of the awards on a straight-line basis over the requisite service period. We record stock-based compensation expense for stock options issued to non-employees based on the estimated fair value of the services received or of the equity instruments issued, whichever is more reliability measured, based on the vesting date fair value of the awards on a straight-line basis over the vesting period.

        We estimate the fair value of the share- based awards, including stock options, using the Black-Scholes option-pricing model. Determining the fair value of share-based awards requires the use of subjective assumptions, including the expected term of the award and expected stock price volatility. The assumptions used in determining the fair value of share-based awards represent management's best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change, and we use different assumptions, our share-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a U.S.

Treasury instrument whose term is consistent with the expected term of the stock option. Because we do not have a sufficient history to estimate the expected term, we use the simplified method as described in SAB Topic 14.D.2 for estimating the expected term. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. Because there was no public market for our common stock prior to our initial public offering, we lacked company-specific historical and implied volatility information. Therefore, we used the historical volatility of a representative group of public biotechnology and life sciences companies with similar characteristics to us. In 2012, subsequent to our initial public offering, we began to use a blended volatility rate using our own historical volatility and that of a representative group of public biotechnology and life sciences companies with similar characteristics to us. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We also recognize compensation expense for only the portion of options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options based on our historical forfeiture rate, adjusted for known trends, and used these rates in developing a future forfeiture rate.

        We have also granted performance-based stock options with terms that allow the recipients to vest in a specific number of shares based upon the achievement of performance-based milestones as specified in the grants. Share-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management's best estimates of the time to vesting for the achievement of the performance-based milestones. If the actual achievement of the performance-based milestones varies from our estimates, share-based compensation expense could be materially different than what is recorded in the period. The cumulative effect on current and prior periods of a change in the estimated time to vesting for performance-based stock options will be recognized as compensation cost in the period of the revision, and recorded as a change in estimate.

        While the assumptions used to calculate and account for share-based compensation awards represents management's best estimates, these estimates involve inherent uncertainties and the application of management's judgment. As a result, if revisions are made to our underlying assumptions and estimates, our share-based compensation expense could vary significantly from period to period.

        As of December 31, 2012, there was approximately $5.4 million, $6.7 million and $4.2 million of unrecognized share-based compensation, net of estimated forfeitures, related to stock options, restricted stock units and shares of restricted stock awards, respectively, which are expected to be recognized over weighted average periods of 3.0 years, 3.1 and 1.75 years, respectively. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures. See Notes 2 and 8 to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of share-based compensation.

RESULTS OF OPERATIONS

        The information reported within our consolidated financial statements from August 4, 2010 to December 31, 2011 was based solely on the accounts of Verastem, Inc. In December 2012, Verastem Securities Company, our wholly owned subsidiary, was incorporated. All financial information presented after December 31, 2011 has been consolidated and includes the accounts of our wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

        Research and development expense.    Research and development expense for the year ended December 31, 2012 was $21.7 million compared to $9.9 million for the year ended December 31, 2011. The $11.8 million increase is primarily related to increased contract research organization expense of

$4.1 million, an increase of $3.6 million in license fees due to our agreement with Pfizer, Inc., including expense associated with the issuance of 192,012 shares of common stock, an increase of $3.3 million for personnel costs, including stock-based compensation of $2.0 million, primarily due to a higher fair value of our common stock, an increase of $404,000 for laboratory supplies, an increase of $118,00 for depreciation due to additional laboratory equipment and $86,000 in additional occupancy costs due to a full year of costs associated with our new facility that we occupied in May 2011.

        General and administrative expense.    General and administrative expense for the year ended December 31, 2012 was $10.5 million compared to $3.8 million for the year ended December 31, 2011. The $6.7 million increase resulted from an increase of $4.6 million for personnel costs, including stock-based compensation of $3.8 million, primarily due to higher fair value of our common stock, an increase of $1.1 million in professional fees primarily related to additional legal and accounting fees for being a publicly traded company, an increase of $389,000 in insurance costs primarily related to being a publicly traded company, an increase of $272,000 in consulting fees and an increase of travel and entertainment costs of $95,000.

        Interest income.    Interest income increased to $246,000 for the year ended December 31, 2012 from $15,000 for the year ended December 31, 2011. The increase in interest income was caused by an increase in the average cash balances available for investment and an increase in interest rates earned on investments. The increase in the average cash balances for investment was primarily due to the net proceeds from the sale of Series C redeemable convertible preferred stock in November 2011 and net proceeds from our initial public offering in February 2012. For most of the year ended December 31, 2011, our cash was deposited in non-interest bearing accounts.

        Accretion of preferred stock.    During 2012, we recorded $6,000 of accretion reflecting the periodic accretion of issuance costs associated with our series A, series B and series C preferred stock through the date of our initial public offering when all outstanding shares of preferred stock converted into common stock compared to $32,000 for the year ended December 31, 2011.

Discussion of the Year Ended December 31, 2011

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

        To date, we have not generated any revenues. We have financed our operations to date through private placements of our preferred stock and our initial public offering, which we completed in February 2012. As of December 31, 2012, we had received $68.1 million in net proceeds from the issuance of preferred stock and $56.8 million in net proceeds from our initial public offering in February 2012. As of December 31, 2012, we had $91.5 million in cash, cash equivalents, short-term investments and long-term investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, U.S. agency notes and corporate bonds.

Cash flows

        The following table sets forth the primary sources and uses of cash for each of the periods set forth below.

		Years Ended December 31,
	Period from August 4, 2010 (inception) to December 31, 2010
		2011	2012
Net cash provided by (used in)
Net cash used in operating activities	$(330)	$(9,372)	$(22,601)
Net cash used in investing activities	(8)	(36,722)	(45,859)
Net cash provided by financing activities	3,922	63,464	57,602

Net increase (decrease) in cash and cash equivalents	$3,584	$17,370	$(10,858)

        Operating activities.    The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and favorable changes in the components of working capital. The increase in cash used in operating activities for the year ended December 31, 2012 compared to the year ended December 31, 2011 is due to an increase in research and development expenses as we increased our research and development headcount and increased spending on external research and development costs. The significant increase in cash used in operating activities for the year ended December 31, 2011 compared to the period from August 4, 2010 (inception) to December 31, 2010 is due to an increase in research and development expenses as we increased our research and development headcount, increased spending on external research and development costs and from increases in the balance of accounts payable, accrued expenses and deferred rent. In addition, we commenced operations in August 2010 and, as such, the period ended December 31, 2010 reflects only five months of activity. We expect cash used in operating activities to continue to increase for the foreseeable future as we fund our increased research and development activities.

        Investing activities.    The cash used in investing activities for the year ended December 31, 2012 reflects the net purchases of investments of $45.5 million and the purchase of $310,000 of property and equipment. The cash used in investing activities for the year ended December 31, 2011 included $35.9 million purchase of investments, $785,000 purchase of property and equipment and an $86,000 increase in restricted cash related to a standby letter of credit issued as a security deposit for our facility lease. The cash used in investing activities for the year ended December 31, 2010 included $8,000 purchase of property and equipment.

        Financing activities.    The cash provided by financing activities for the year ended December 31, 2012 reflects the $56.8 million of net proceeds from our initial public offering. The cash provided by financing activities in the year ended December 31, 2011 is the result of the sale and issuance of 12,000,000 shares of our series A preferred stock for net proceeds of $12.0 million, the sale and issuance of 16,025,000 shares of our series B preferred stock for net proceeds of $31.9 million, the sale and issuance of 9,067,825 shares of our series C preferred stock for net proceeds of $20.2 million and $38,000 of net proceeds from the sale of restricted stock to employees. The cash provided by financing activities in the period from August 4, 2010 (inception) to December 31, 2010 is primarily the result of the sale and issuance of 4,000,000 shares of our series A preferred stock for net proceeds of $3.9 million.

Funding requirements

        We recently initiated a Phase 1/1b clinical trial for VS-6063 in ovarian cancer. All of our other product candidates are still in preclinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

  •
  continue our research and preclinical and clinical development of our product candidates;

  •
  seek to identify additional product candidates that target cancer stem cells;

  •
  acquire or in-license other products and technologies;

  •
  initiate additional clinical trials for our product candidates;

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

        We expect that our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements into late 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following table summarizes our contractual obligations at December 31, 2012.

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$667	$360	$307	—	—
License agreements(1)	—	—	—	—	—

(1)
As discussed in Note 11 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, we have executed several agreements to license intellectual property. The license agreements require us to pay upfront license fees and ongoing annual license maintenance fees, totaling a minimum of $150,000 per year beginning in 2013 up to a maximum amount of $480,000 per year beginning in 2017, as well as reimburse certain patent costs incurred by the licensors, as applicable. We have not included maintenance fees in the table above since the minimum annual payments are perpetual and the agreements are cancelable by us at any time upon prior written notice to the licensor.

        In July 2012, we entered into a License Agreement with Pfizer Inc., ("Pfizer"), under which Pfizer granted us worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer's inhibitors of focal adhesion kinase (the "Products") for all therapeutic, diagnostic and prophylactic uses in humans. We have the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions. We are solely responsible, at our own expense, for the clinical development of the Products, which is to be conducted in accordance with an agreed-upon development plan. We are also responsible for all manufacturing and commercialization activities at our own expense. Pfizer is required to provide us with an initial quantity of clinical supply of one of the Products for an agreed upon price. We made a one-time cash payment to Pfizer in the amount of $1.5 million and issued to Pfizer 192,012 shares of our common stock. Pfizer is also eligible to receive up to $2 million in developmental milestones and up to an additional $125 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid double digit royalties on future net sales of Products. Our royalty obligations with respect to each Product in each country begin on the date of first commercial sale of the Product in that country, and end on the later of 10 years after the date of first commercial sale of the Product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to us that covers the Product in that country.

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

        Under our license agreement with Poniard Pharmaceuticals, Inc., or Poniard, that we entered into in November 2011 relating to VS-4718 and VS-5095 and other compounds covered by a licensed patent right under that agreement that have the inhibition of Focal Adhesion Kinase as a primary mode of action, we paid an upfront license fee and agreed to pay Poniard milestone payments of up to an aggregate of $13,250,000 upon the achievement of specified development and regulatory milestones. We also agreed to issue to Poniard a warrant to purchase 142,857 shares of our common stock upon the first dosing of the first patient in our first Phase 1 clinical trial of a licensed product. The exercise price of such warrant would be equal to the average closing price of our common stock during the five trading days preceding such issue date. In addition, we agreed to pay low to mid-single digit royalties to Poniard as a percentage of net sales of licensed products.

        Under our separate exclusive license agreement with the Whitehead Institute, or the cancer diagnostic license agreement, which we amended and restated in December 2011, we paid an upfront license fee and agreed to make milestone payments of up to an aggregate of $825,000 to the Whitehead Institute upon achieving specified regulatory and commercialization milestones. In addition, we have agreed to pay the Whitehead Institute royalties as a percentage of net sales of licensed products. The royalty rate is in the mid-single digits as a percentage of net sales.

OFF-BALANCE SHEET ARRANGEMENTS

        We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

TAX LOSS CARRYFORWARDS

        As of December 31, 2012, we had federal and state net operating loss carryforwards of $31.9 million, which are available to reduce future taxable income. We also had federal tax credits of $358,000 and state tax credits of $229,000, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2032. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2012, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards of approximately $15.5 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

RECENTLY ADOPTED ACCOUNTING STANDARDS

        We have not recently adopted any new accounting standards.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $56.8 million as of December 31, 2011. We had cash, cash equivalents and investments of $91.5 million as of December 31, 2012, consisting of cash, money market funds, and United States Treasuries and federal agency bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

        We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2012 and 2011, approximately $42,000 and $7,000 of our total liabilities was denominated in currencies other than the functional currency, respectively.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-28 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and our Chief Operating Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Operating Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and our Chief Operating Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  (1)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

  (2)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of management and directors; and

  (3)
  provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Operating Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

        Other than the information regarding our executive officers provided in Part I of this report under the heading "Business—Executive Officers of the Registrant," the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of the Stockholders.

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements

        See Part II, Item 8 for the Financial Statements required to be included in this Annual Report on Form 10-K.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2013.

VERASTEM, INC.
By:	/s/ CHRISTOPH WESTPHAL, M.D., PH.D. Christoph Westphal, M.D., Ph.D. Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPH WESTPHAL, M.D., PH.D Christoph Westphal, M.D., Ph.D.	Chief Executive Officer and Director (Principal executive officer)	March 26, 2013
/s/ ROBERT FORRESTER Robert Forrester	President and Chief Operating Officer (Principal financial officer and Principal accounting officer)	March 26, 2013
/s/ RICHARD ALDRICH Richard Aldrich	Director	March 26, 2013
/s/ JOHN K. CLARKE John K. Clarke	Director	March 26, 2013
/s/ ALISON LAWTON Alison Lawton	Director	March 26, 2013
/s/ MICHAEL KAUFFMAN, M.D., PH.D. Michael Kauffman, M.D., Ph.D.	Director	March 26, 2013
/s/ S. LOUISE PHANSTIEL S. Louise Phanstiel	Director	March 26, 2013
/s/ STEPHEN SHERWIN, M.D. Stephen Sherwin, M.D.	Director	March 26, 2013
/s/ HENRI TERMEER Henri Termeer	Director	March 26, 2013

Verastem, Inc.
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

Period from August 4, 2010 (inception) to December 31, 2010 and the years ended December 31, 2011 and 2012, and the period from August 4, 2010 (inception) to December 31, 2012

Verastem, Inc.
(A development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Verastem, Inc.

        We have audited the accompanying consolidated balance sheets of Verastem, Inc. (a development stage company) (the Company) as of December 31, 2011 and 2012, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' (deficit) equity and cash flows for the period from August 4, 2010 (inception) to December 31, 2010, the years ended December 31, 2011 and 2012, and for the period from August 4, 2010 (inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verastem, Inc. as of December 31, 2011 and 2012 and the consolidated results of its operations and its cash flows for the period from August 4, 2010 (inception) to December 31, 2010, the years ended December 31, 2011 and 2012, and the period from August 4, 2010 (inception) to December 31, 2012, in conformity with U.S. generally accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 26, 2013

Verastem, Inc.
(A development stage company)

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$20,954	$10,096
Short-term investments	26,857	46,480
Prepaid expenses and other current assets	130	506

Total current assets	47,941	57,082
Property and equipment, net	709	811
Long-term investments	8,994	34,944
Other assets	1,307	—
Restricted cash	86	86

Total assets	$59,037	$92,923

Liabilities, redeemable convertible preferred stock and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$2,273	$1,848
Accrued expenses	873	551

Total current liabilities	3,146	2,399
Deferred rent	74	38
Liability for shares subject to repurchase	36	20
Obligation to issue warrant	406	—
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock	68,141	—
Stockholders' (deficit) equity:
Convertible preferred stock, $0.0001 par value; no and 5,000 shares authorized at December 31, 2011 and 2012, respectively, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 53,093 and 100,000 shares authorized at December 31, 2011 and 2012, respectively, 1,559 and 20,364 shares issued and outstanding at December 31, 2011 and 2012, respectively	1	2
Additional paid-in capital	1,702	136,893
Accumulated other comprehensive (loss) income	(2)	22
Deficit accumulated during the development stage	(14,467)	(46,451)

Total stockholders' (deficit) equity	(12,766)	90,466

Total liabilities, redeemable convertible preferred stock and stockholders' (deficit) equity	$59,037	$92,923

See accompanying notes.

Verastem, Inc.
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Period from August 4, 2010 (inception) to December 31, 2010	Years Ended December 31,		Period from August 4, 2010 (inception) to December 31, 2012
		2011	2012
Operating expenses:
Research and development	$400	$9,883	$21,712	$31,995
General and administrative	384	3,815	10,518	14,717

Total operating expenses	784	13,698	32,230	46,712

Loss from operations	(784)	(13,698)	(32,230)	(46,712)
Interest income	—	15	246	261

Net loss	(784)	(13,683)	(31,984)	(46,451)
Accretion of preferred stock	(2)	(32)	(6)	(40)

Net loss applicable to common stockholders	$(786)	$(13,715)	$(31,990)	$(46,491)

Net loss per share applicable to common stockholders	$(0.91)	$(10.59)	$(1.70)	$(5.44)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	850	1,295	18,765	8,547

Net loss	$(784)	$(13,683)	$(31,984)	$(46,451)
Unrealized (losses) gains on available-for-sale securities	—	(2)	24	22

Comprehensive loss	$(784)	$(13,685)	$(31,960)	$(46,429)

See accompanying notes.

Verastem, Inc.
(A development stage company)

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY

(in thousands, except share data)

	Redeemable convertible preferred stock						Deficit accumulated during the development stage
			Common stock			Accumulated other comprehensive loss
					Additional paid-in capital			Totals stockholder's deficit
	Shares	Amount	Shares	Amount
Balance at August 4, 2010 (inception)	—	$—	—	$—	$—	$—	$—	$—
Sale of common stock to founders	—	—	714,286	1	—	—	—	1
Vesting of restricted stock	—	—	133,926	—	—	—	—	—
Issuance of common stock in exchange for license	—	—	166,664	—	46	—	—	46
Issuance of Series A redeemable convertible preferred stock, net of offering costs of $79	4,000,000	3,921	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	2	—	—	(2)	—	—	(2)
Stock-based compensation expense	—	—	—	—	52	—	—	52
Net loss	—	—	—	—	—	—	(784)	(784)

Balance at December 31, 2010	4,000,000	$3,923	1,014,876	$1	$96	$—	$(784)	$(687)
Net loss	—	—	—	—	—	—	(13,683)	(13,683)
Unrealized loss on investments	—	—	—	—	—	(2)		(2)
Issuance of Series A redeemable convertible preferred stock	12,000,000	12,000	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of offering costs of $113	16,025,000	31,937	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock, net of offering costs of $153	9,067,825	20,249	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	32	—	—	(32)	—	—	(32)
Vesting of restricted stock	—	—	543,712	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	1,635	—	—	1,635

Balance at December 31, 2011	41,092,825	$68,141	1,558,588	$1	$1,702	$(2)	$(14,467)	$(12,766)
Net loss	—	—	—	—	—	—	(31,984)	(31,984)
Unrealized gain on investments	—	—	—	—	—	24	—	24
Accretion of redeemable convertible preferred stock to redemption value	—	6	—	—	(6)	—	—	(6)
Conversion of redeemable convertible preferred stock into common stock	(41,092,825)	(68,147)	11,740,794	1	68,146	—	—	68,147
Issuance of common stock, net of issuance costs of $1,984	—	—	6,325,000	—	56,838	—	—	56,838
Issuance of common stock in exchange for license	—	—	192,012	—	1,957	—	—	1,957
Vesting of restricted stock	—	—	542,421	—	16	—	—	16
Issuance of common stock resulting from exercise of stock options	—	—	5,395	—	3	—	—	3
Obligation to issue a warrant	—	—	—	—	837	—	—	837
Stock-based compensation expense	—	—	—	—	7,400	—	—	7,400

Balance at December 31, 2012	—	$—	20,364,210	$2	$136,893	$22	$(46,451)	$90,466

See accompanying notes.

Verastem, Inc.
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Period from August 4, 2010 (inception) to December 31, 2010	Years Ended December 31,		Period from August 4, 2010 (inception) to December 31, 2012
		2011	2012
Net loss	$(784)	$(13,683)	$(31,984)	$(46,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	83	207	290
Stock-based compensation expense	52	1,635	7,400	9,087
Common stock issued in exchange for license	46	—	1,957	2,003
Obligation to issue a warrant in exchange for license	—	439	—	439
Change in fair value of obligation to issue a warrant	—	(33)	431	398
Changing in operating assets and liabilities:
Prepaid expenses and other current assets	(12)	(118)	(376)	(506)
Accounts payable	279	1,994	(425)	1,848
Accrued expenses and deferred rent	89	311	189	589

Net cash used in operating activities	(330)	(9,372)	(22,601)	(32,303)
Investing activities
Purchases of property and equipment	(8)	(785)	(310)	(1,103)
Purchases of investments	—	(35,851)	(154,028)	(189,879)
Maturities of investments	—	—	108,479	108,479
Increase in restricted cash	—	(86)	—	(86)

Net cash used in investing activities	(8)	(36,722)	(45,859)	(82,589)
Financing activities
Proceeds from the issuance of redeemable convertible preferred stock	3,921	64,186	—	68,107
Proceeds from the exercise of stock options	—	—	3	3
Net proceeds (costs) from the issuance of common stock and restricted common stock	1	(722)	57,599	56,878

Net cash provided by financing activities	3,922	63,464	57,602	124,988

Increase (decrease) in cash and cash equivalents	3,584	17,370	(10,858)	10,096
Cash and cash equivalents at beginning of period	—	3,584	20,954	—

Cash and cash equivalents at end of period	$3,584	$20,954	$10,096	$10,096

Supplemental disclosure of non-cash financial activity
Accretion of redeemable convertible preferred stock to redemption value	$2	$32	$6	$40

Conversion of redeemable convertible preferred stock upon initial public offering	$—	$—	$68,148	$68,148

Reclassification of obligation to issue warrant from liabilities to equity	$—	$—	$837	$837

See accompanying notes.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

        Verastem, Inc. (the "Company"), incorporated on August 4, 2010 as a Delaware corporation, is a biopharmaceutical company focused on discovering and developing proprietary small molecule drugs targeting cancer stem cells along with proprietary companion diagnostics. The Company's operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates and undertaking preclinical studies of its most advanced product candidates. The Company has not commenced its planned principal operations. Accordingly, the Company is considered to be in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification Topic 915, Development Stage Entities.

        The Company is subject to a number of risks similar to other life science companies in the development stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, inability to obtain marketing approval of product candidates, competitors developing new technological innovations, market acceptance of the Company's products and protection of proprietary technology. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate product revenue or achieve profitability. As of December 31, 2012, the Company had a deficit accumulated during the development stage of $46.5 million. The Company expects to continue to incur operating losses in future periods. The Company had cash, cash equivalents and investments of $91.5 million as of December 31, 2012. The Company believes that its existing cash, cash equivalents and investments will be sufficient to fund its current operating plan and capital expenditure requirements for at least the next 12 months.

Initial public offering

        In February 2012, the Company closed the initial public offering (IPO) of its common stock pursuant to a registration statement on Form S-1, as amended. An aggregate of 6,325,000 shares of common stock registered under the registration statement were sold at a price of $10.00 per share, including the over-allotment option. Net proceeds of the IPO were $56.8 million. All shares of the Company's Redeemable Convertible Preferred Stock were converted into 11,740,794 shares of common stock as part of the IPO.

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

2. Significant accounting policies

Basis of consolidation

        The information reported within the Company's financial statements from August 4, 2010 to December 31, 2011 was based solely on the accounts of Verastem, Inc. Effective December 2012, Verastem Securities Company was incorporated as a wholly owned subsidiary of the Company. Effective December 2012, all financial information presented has been consolidated and includes the accounts of

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

        The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including estimates related to accruals and stock-based compensation expense. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable. Actual results could differ from such estimates.

        Prior to becoming a public company in February 2012, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The Company granted stock options at exercise prices not less than the fair market value of its common stock as determined by the board of directors, with input from management. The board of directors determined the estimated fair value of the Company's common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of redeemable convertible preferred stock, the superior rights and preferences of securities senior to the Company's common stock at the time and the likelihood of achieving a liquidity event, such as an IPO or sale of the Company.

        The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. The methodologies included an asset-based approach and the current value method for the Company's initial common stock valuation as of November 30, 2010, the option pricing method utilizing the reverse backsolve method to estimate the Company's underlying equity value as of July 31, 2011 and a methodology that determined an estimated value under an IPO scenario and a sale scenario based upon an assessment of the probability of occurrence of each scenario as of September 30, 2011, November 17, 2011, and December 31, 2011. Each valuation methodology included estimates and assumptions that required the Company's judgment. These estimates included assumptions regarding future performance, including the successful completion of preclinical studies and clinical trials and the time to completing an IPO or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Segment and geographic information

        Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of developing drugs that target cancer stem cells. The Company operates in only one geographic area.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

Cash and cash equivalents

        The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds, U.S. agency notes and corporate bonds. Cash equivalents are reported at fair value.

Fair value of financial instruments

        The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities
Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
Level 3 inputs	Unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability

        The following table presents information about the Company's financial assets that have been measured at fair value at December 31, 2012 and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands).

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$8,171	$8,171	$—	$—
Short-term investments	46,480	—	46,480	—
Long-term investments	34,944	—	34,944	—

Total financial assets	$89,595	$8,171	$81,424	$—

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

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

        In connection with the license agreement with Poniard Pharmaceuticals Inc. (Poniard), the Company is obligated to issue a warrant to Poniard for the purchase of the Company's common stock upon the first patient dosing using a product licensed under the agreement with Poniard; such warrant will have a three year term from the date of issuance. Prior to the Company's initial public offering, the exercise price of the warrant would have been equal to the fair value of the common stock on the date of the most recent preferred stock financing prior to the issuance of the warrant. Upon the completion of the Company's initial public offering in January 2012, the exercise price of the warrant will be equal to the average closing price of the Company's common stock during the five trading days preceding the issuance of the warrant.

        Prior to January 2012, the obligation to issue the warrant was a level 3 liability because its value measurement was based, in part, on significant inputs not observed in the market and reflects the Company's assumptions as to the expected warrant exercise price and the expected volatility of the Company's common stock. The obligation to issue the warrant was initially recorded at fair value and, prior to the Company's initial public offering, was revalued at the end of each reporting period, with the change in the fair value reported in research and development expense within the statement of operations. Upon the completion of the Company's initial public offering, the obligation to issue the warrant met the definition of an equity-classified derivative instrument since the remaining variable inputs were consistent with those in a fixed for fixed forward option agreement, and was therefore revalued as of January 26, 2012 with the change in fair value reported in research and development expense within the statement of operations. The fair value of the obligation to issue the warrant was then reclassified from liabilities to additional paid-in-capital on the Company's consolidated balance sheet. The Company will reassess the equity classification of the obligation to issue the warrant upon a change in facts and circumstances in future reporting periods.

        As of December 31, 2011, the most recent issuance of the Company's Preferred Stock had been the issuance of the Series C Preferred Stock in November 2011. The Company estimated the value of

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

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

Investments

        Investments and cash equivalents consist of investments in money market accounts, government-sponsored enterprise securities and commercial paper of publicly traded companies secured by the U.S. government that are classified as available-for-sale pursuant to Accounting Standards Codification (ASC) 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheets. Investments are classified as long-term assets on the balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders' equity (deficit), until such gains and losses are realized. The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no other-than-temporary declines in fair value of short-term or long-term investments for the period from August 4, 2010 (inception) to December 31, 2010, the year ended December 31, 2011 and the year ended December 31, 2012. Realized gains and losses are determined using the specific identification method and are included in interest income in the statement of operations. There were no realized gains or losses recognized for the period from August 4, 2010

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

(inception) to December 31, 2010, the year ended December 31, 2011 and the year ended December 31, 2012.

        The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment's amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company's investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of December 31, 2011 and 2012, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

        As of December 31, 2012, cash, cash equivalents and investments included (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and money market accounts	$10,096	$—	$—	$10,096
Government-sponsored enterprise securities	—	—	—	—

Total cash and cash equivalents	$10,096	$—	$—	$10,096
Investments:
Government-sponsored enterprise securities (due within 1 year)	$44,480	$14	$(3)	$44,491
Government-sponsored enterprise securities (due within 1 - 2 years)	36,920	14	(1)	36,933

Total investments	$81,400	$28	$(4)	$81,424

Total cash, cash equivalents, and investments	$91,496	$28	$(4)	$91,520

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

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

Concentrations of credit risk and off-balance sheet risk

        Cash and cash equivalents and investments are financial instruments that potentially subject the Company to concentrations of credit risk. As of December 31, 2012, the Company's cash, cash equivalents and investments were deposited at two financial institutions. The Company maintains its cash and cash equivalents and investments with high quality, accredited financial institutions and, accordingly, the Company believes it is not exposed to any significant credit risk on these funds. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

        The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

measured by comparison of the asset's book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No such impairment losses have been recorded through December 31, 2012.

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

  •
  license fees; and

  •
  facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment, and laboratory supplies.

Stock-based compensation

        The Company expenses the fair value of employee stock options over the requisite service period, which is the vesting period. Compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted annually to reflect actual forfeitures. The grant date fair value of each stock-based award is estimated using the Black-Scholes option pricing model and is expensed on a straight-line basis over the vesting period.

        Stock-based awards issued to nonemployees, including directors for non-board related services, are accounted for based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. Stock option awards are revalued at each vesting date using the Black-Scholes option pricing model and are expensed on a straight-line basis over the vesting period.

        Prior to becoming a public company, the exercise prices for options granted were set by the board of directors, the members of which have extensive experience in the life science industry, with input from management of the Company, based on the board's determination of fair value of the common stock at the time of the grants. The Company performed contemporaneous valuations, utilizing a

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

combination of valuation methods described in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, (Practice Aid).

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

Net loss per share

        Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company's potentially dilutive shares, which include redeemable convertible preferred stock, outstanding stock options, restricted stock units, and unvested restricted stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

        The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Period from August 4, 2010 (inception) to December 31, 2010			Period from August 4, 2010 (inception) to December 31, 2012
		Years Ended December 31,
		2011	2012
Preferred Stock	1,142,857	11,740,794	—	—
Outstanding stock options	177,143	405,141	1,424,241	1,424,241
Restricted stock units	—	—	899,204	899,204
Unvested restricted stock	2,008,926	1,434,734	747,000	747,000

	3,328,926	13,580,669	3,070,445	3,070,445

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Property and equipment

        Property and equipment and related accumulated depreciation are as follows (in thousands):

	December 31, 2011	December 31, 2012
Laboratory equipment	$721	$1,017
Computer equipment	27	27
Furniture	44	44

	792	1,088
Less: accumulated depreciation	(83)	(277)

	$709	$811

        Total depreciation expenses amounted to $0, $83,000, $207,000 and $290,000 for the period from August 4, 2010 (inception) to December 31, 2010, the year ended December 31, 2011, the year ended December 31, 2012 and the period from August 4, 2010 (inception) to December 31, 2012, respectively.

4. Prepaid expenses and other current assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2011	December 31, 2012
Prepaid contract research organization costs	$—	$274
Interest receivable	53	161
Prepaid other	77	71

	$130	$506

5. Accrued expenses

        Accrued expenses are as follows (in thousands):

	December 31,
	2011	2012
Professional fees	$520	$183
Compensation and related benefits	86	173
Contract research organization costs	217	69
Consulting	—	36
Deferred rent	27	36
Other	23	54

	$873	$551

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Redeemable convertible preferred stock

        On February 1, 2012, immediately prior to the closing of the Company's initial public offering, all outstanding shares of the Company's redeemable convertible preferred stock were converted into 11,740,794 shares of common stock. As of December 31, 2012, the Company does not have any redeemable convertible preferred stock authorized, issued, or outstanding.

        Prior to the closing of the initial public offering, the Company's redeemable preferred stock consisted of the following (in thousands except share and per share amounts):

	As of December 31,
	2011	2012
Series A redeemable convertible preferred stock, $0.0001 par value; 16,000 and no shares authorized, 16,000 and no shares issued and outstanding at December 31, 2011 and 2012, respectively (Liquidation preference of $16,000 as of December 31, 2011)	15,939	—
Series B redeemable convertible preferred stock, $0.0001 par value; 16,025 and no shares authorized, 16,025 and no shares issued and outstanding at December 31, 2011 and 2012, respectively (Liquidation preference of $32,050 as of December 31, 2011)	31,948	—
Series C redeemable convertible preferred stock, $0.0001 par value; 9,068 and no shares authorized,9,068 and no shares issued and outstanding at December 31, 2011 and 2012, respectively (Liquidation preference of $20,403 as of December 31, 2011)	20,254	—

	$68,141	$—

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

        The Company assessed the Preferred Stock for any beneficial conversion features or embedded derivatives that would require bifurcation from the Preferred Stock and receive separate accounting treatment. On the date of each issuance, the value of the common stock into which the Preferred Stock was convertible had a fair value less than the effective conversion price of the Preferred Stock and, as

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Redeemable convertible preferred stock (Continued)

such, there was no intrinsic value on the respective commitment dates. No embedded derivatives were identified that would require bifurcation.

7. Common stock

        As of December 31, 2012 and December 31, 2011, the Company had reserved the following shares of common stock for the potential conversion of outstanding Preferred Stock, the issuance of common stock for vested restricted stock units and the exercise of stock options (in thousands):

	December 31, 2011	December 31, 2012
Series A Preferred Stock	4,571	—
Series B Preferred Stock	4,579	—
Series C Preferred Stock	2,591	—
Shares reserved under equity compensation plans	563	3,930

	12,304	3,930

        Each share of common stock is entitled to one vote, subject to certain voting rights of the Preferred Stock as discussed in Note 6. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of the Preferred Stockholders.

8. Stock-based compensation

        Stock-based compensation expense as reflected in the Company's consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Period from August 4, 2010 (Inception) to December 31, 2010	Year Ended December 31,		Period from August 4, 2010 (Inception) to December 31, 2012
		2011	2012
Research and development	$24	$981	$2,956	$3,961
General and administrative	28	654	4,444	5,126

Total stock-based compensation expense	$52	$1,635	$7,400	$9,087

        The Company maintains two equity compensation plans, the 2012 Incentive Plan (the "2012 Plan") and the 2010 Equity Incentive Plan (the "2010 Plan"). Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the individual plans. To date, most options granted by the Company vest twenty five percent (25%) one year from vesting start date and seventy-five percent (75%) in equal installments over the subsequent twelve quarters (subject to acceleration of vesting in the event of certain change of control transactions) and are exercisable from the date of grant for a period of ten years.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based compensation (Continued)

2012 Incentive Plan

        In December 2011, the Company adopted the 2012 Plan. The 2012 Plan became effective immediately upon the closing of the Company's IPO in February 2012. Upon effectiveness of the 2012 Plan, the Company ceased making awards under the 2010 Plan. The 2012 Plan allows the Company to grant awards for up to 3,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Plan as of the effectiveness of the 2012 Plan (which was an additional 30,101 shares) plus that number of shares of common stock related to awards outstanding under the 2010 Plan which terminate by expiration, forfeiture, cancellation or otherwise. The 2012 Plan includes an "evergreen provision" that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase will be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors. Awards under the 2012 Plan may include the following award types: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), other stock-based or cash-based awards and any combination of the foregoing. As of December 31, 2012, under the 2012 Plan, the Company has granted stock options for 1,039,714 shares of common stock, of which 8,328 have been forfeited and restricted stock units for 909,918 shares of common stock, of which 10,714 have been forfeited. The exercise price of each option has been equal to the closing price of a share of our common stock on the grant date.

2010 Equity Incentive Plan

        In November 2010, the Company adopted the 2010 Plan, under which it was authorized to grant stock-based awards to purchase up to 404,762 shares of common stock to eligible employees, officers, directors and consultants. In March 2011, the 2010 Plan was amended to increase the aggregate number of shares of common stock available to be issued under the 2010 Plan to 571,242 shares of common stock. As of December 31, 2012, a total of 405,141 options and 256,000 restricted stock awards have been granted, 5,395 options have been exercised and 126,891 have been forfeited and repurchased, under the 2010 Plan. As of February 2012, the Company ceased making awards under the 2010 Plan and the remaining 30,101 shares available for future grants were added to the total number of shares reserved for issuance under the 2012 Plan. For options granted under the 2010 Plan, the exercise price equaled the estimated fair value of the common stock as determined by the board of directors on the date of grant.

Restricted common stock

        In connection with the Company's formation, the founders purchased an aggregate of 2,857,138 shares of Company common stock at fair value on the date of issuance. The shares were issued subject to restricted stock agreements between the Company and each founder, which allow the Company, at its discretion, to repurchase unvested shares if the founder's relationship with the Company is terminated. Under these agreements, twenty five percent (25%) of the shares vested immediately, and the remaining seventy-five percent (75%) of shares vest ratably in quarterly installments over the subsequent four years.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based compensation (Continued)

        The Company records stock-based compensation expense for the common stock subject to repurchase, or restricted common stock grants, based on the grant date intrinsic value for employees and the vesting date intrinsic value for non-employees. All of the restricted shares were issued at fair value. The Company recorded stock-based compensation expense associated with restricted common stock grants of approximately $51,000, $1.4 million, $3.3 million and $4.8 million for the period August 4, 2010 (inception) to December 31, 2010, the year ended December 31, 2011, the year ended December 31, 2012 and the period from August 4, 2010 (inception) to December 31, 2012, respectively.

        A summary of the Company's restricted stock activity and related information is as follows:

	Shares	Weighted-average fair value per share
Unvested at December 31, 2011	1,434,734	$0.02530
Granted	—	—
Vested	(542,421)	0.02920
Forfeited	(145,313)	0.00035

Unvested at December 31, 2012	747,000	$0.02730

        The weighted-average grant date fair value of restricted stock granted during the period from August 4, 2010 (inception) to December 31, 2010, the year ended December 31, 2011 and the period from August 4, 2010 (inception) to December 31, 2012 was $0.00035, $0.28 and $0.02 per share, respectively. No restricted stock was granted during the year ended December 31, 2012. As of December 31, 2012, there was $4.2 million of total unrecognized stock-based compensation expense related to unvested restricted stock. The Company expects to recognize this expense over a remaining weighted-average period of 1.75 years.

Restricted stock units

        A summary of the Company's RSUs as of December 31, 2012 and changes during the year ended December 31, 2012 is as follows (in thousands, except per share data):

	Shares	Weighted- average grant date fair value per share
Unvested at December 31, 2011	—	$—
Granted	909,918	10.62
Vested	(77,479)	9.68
Cancelled	(10,714)	11.10

Unvested at December 31, 2012	899,204	$10.70

        As of December 31, 2012, there was $6.5 million of total unrecognized stock-based compensation expense related to unvested RSUs granted under the 2012 Plan. The expense is expected to be recognized over a weighted-average period of 3.0 years.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based compensation (Continued)

        During 2012, the Company issued a restricted stock unit for 103,306 shares to an employee. The award vests up to 25% per year based on the achievement of stated objectives. The objectives related to 2012 were modified in December 2012 and the Company recorded expense of $126,000 in connection with the modification.

Stock Options

        A summary of the Company's stock option activity and related information follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2011	405,141	$0.75
Granted	1,039,714	9.25
Exercised	(5,395)	0.56
Cancelled	(15,219)	6.50

Outstanding at December 31, 2012	1,424,241	6.90	9.3	3,451

Vested at December 31, 2012	384,712	6.00	9.0	1,343

Vested and expected to vest at December 31, 2012(1)	1,382,496	$6.87	9.3	3,415

(1)
This represents the number of vested options as of December 31, 2012, plus the number of unvested options expected to vest as of December 31, 2012, based on the unvested options at December 31, 2012, adjusted for the estimated forfeiture rate.

        The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Period from August 4, 2010 (Inception) to December 31, 2010
		Year Ended December 31,
		2011	2012
Risk-free interest rate	2.0%	1.1% - 2.7%	0.8% - 1.7%
Volatility	67%	69% - 70%	70% - 77%
Dividend yield	—	—	—
Expected term (years)	6.1	6.25	5.3 - 6.1

        The Company uses the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin Topic 14.D.2 to calculate the expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The computation of expected volatility is based on the historical volatility of a representative group of public biotechnology and life sciences companies with similar characteristics to the Company, including early stage of product development and therapeutic

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based compensation (Continued)

focus. Subsequent to the initial public offering, the Company began to use a blended volatility rate comprised of its own historical volatility and that of the representative group of companies. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. Management assesses expected forfeitures based on the experience of the Company coupled with comparison to data from the representative group of companies and recognizes compensation costs only for those equity awards expected to vest.

        For the period from August 4, 2010 (inception) to December 31, 2010 the Company did not recognize any stock-based compensation for employee stock option grants. The Company recorded stock-based compensation expense of $19,000 for the year ended December 31, 2011, and $1.6 million for the year ended December 31, 2012 and the period from August 4, 2010 (inception) to December 31, 2012, associated with employee stock options. The weighted-average grant date fair value of options granted in the period from August 4, 2010 (inception) to December 31, 2010, the year ended December 31, 2011, the year ended December 31, 2012 and the period from August 4, 2010 (inception) to December 31, 2012 was $0.18, $0.75, $6.03 and $4.48 per share, respectively.

        At December 31, 2012, there was $5.4 million of total unrecognized compensation cost related to unvested stock options. As of December 31, 2012, the Company expects to recognize this cost over a remaining weighted-average period of 3.0 years.

9. Income taxes

        As of December 31, 2012 the Company had federal net operating loss carryforwards of approximately $31.9 million and state net operating loss carryforwards of $31.9 million, which are available to reduce future taxable income. The Company also had federal tax credits of $358,000 and state tax credits of $229,000, which may be used to offset future tax liabilities. The net operating loss (NOL) and tax credit carryforwards will expire at various dates through 2032. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income taxes (Continued)

        A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year ended December 31,
	2011	2012
Income tax benefit using U.S. federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	4.78%	4.61%
Research and development tax credits	1.65%	—%
Permanent items	(4.78)%	(5.96)%
Change in the valuation allowance	(35.65)%	(32.19)%
Other	—%	(0.46)%

	—%	—%

        The principal components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2011	2012
Deferred tax assets:
Net operating loss carryforwards	$4,562	$12,532
Capitalized research and development	148	1,664
Research and development credits	385	508
Stock-based compensation	82	797
Other	20	(23)

Gross deferred tax assets	5,197	15,478
Valuation allowance	(5,197)	(15,478)

Net deferred tax asset	$—	$—

        The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2012 because the Company's management believes that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of $320,000, $4.9 million and $10.3 million in the period from August 4, 2010 (inception) to December 31, 2010, the years ended December 31, 2011 and 2012 primarily relates to the net loss incurred by the Company.

        Upon inception, the Company adopted accounting guidance related to accounting for uncertainty in income taxes. The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Upon adoption, the Company recognized no material adjustment for unrecognized income tax benefits. As of the adoption date and through December 31, 2012, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development (R&D) credit carryforwards. This study may result in an adjustment to the Company's R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's R&D credits and, if an adjustment is required, this adjustment

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income taxes (Continued)

would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company's uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

10. Commitments and contingencies

        From November 2010 through May 2011, the Company leased office space from a shareholder. There was no formal lease arrangement with the shareholder. Rent paid to the shareholder was $12,000, $34,000, and none for the period from August 4, 2010 (inception) to December 31, 2010, the year ended December 31, 2011 and the year ended December 31, 2012, respectively.

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

2013	360
2014	307

$667

        The Company recorded rent expense of $12,000, $251,000, $323,000 and $786,000 for the period from August 4, 2010 (inception) to December 31, 2010, the year ended December 31, 2011, the year ended December 31, 2012 and the period from August 4, 2010 (inception) to December 31, 2012, respectively.

        Pursuant to the terms of various agreements, the Company may be required to pay various development, regulatory and commercial milestones. In addition, if any products related to these agreements are approved for sale, the Company may be required to pay significant royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring.

11. License agreements

        In October 2010, the Company entered into an exclusive license agreement, which was amended and restated in January 2012, with the Whitehead Institute for Biomedical Research (the Licensor) for certain intellectual property. The Company paid the Licensor an upfront license fee and reimbursed patent related fees and costs incurred by the Licensor and affiliates of the Licensor totaling $104,000 in the aggregate and issued 166,664 shares of common stock to the Licensor and entities and individuals

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. License agreements (Continued)

affiliated with the Licensor. The fair value of the common stock was determined to be $0.28 per share, and the fair value was determined to be more readily determinable than the fair value of the license. As a result, the fair value of the shares of approximately $46,000 was recorded as research and development expense. Under the terms of the agreement, the Company also agreed to pay annual license maintenance fees, milestone payments, royalties as a percentage of net sales and a percentage of sublicense income the Company receives. Annual license maintenance fees are creditable against royalties earned during the same calendar year and are not material to the financial statements. Milestone payments are triggered upon the achievement of specified development, regulatory and commercialization milestones and are not creditable against royalties. Actual amounts due under the agreement will vary depending on the number of products developed, the type and development path of the products, and other related factors. Milestone payments could total up to $1.6 million. The Company may terminate the agreement at any time with 90 days' prior written notice.

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

        On November 17, 2011, the Company entered into an exclusive, worldwide license agreement with Poniard Pharmaceuticals, Inc. to develop, make, use and sell compounds and products covered by the licensed patent rights for the diagnosis, treatment, prevention or control of human diseases and conditions. Under the agreement, the Company paid an upfront license fee and agreed to pay $13.3 million upon the achievement of specified development and regulatory milestones. The Company also agreed to issue to Poniard a warrant to purchase 142,857 shares of common stock upon the first dosing of the first patient in a Phase 1 clinical trial of a licensed product. The exercise price of such warrant would be equal to the average closing price of the Company's common stock during the five trading days preceding such issue date. In addition, the Company agreed to pay royalties as a percentage of net sales of licensed products. The Company may terminate the agreement at any time with 90 days' prior written notice.

        On May 11, 2012, the Company acquired from S*Bio Pte Ltd (S*Bio), compounds identified as dual inhibitors of PI3K and mTOR, including related patent rights. Under the agreement, the Company paid S*Bio an upfront fee of $350,000 and has agreed to pay S*Bio milestone payments of up to an aggregate of approximately $21.0 million upon the achievement of specified development and regulatory milestones. In addition, the Company agreed to pay to S*Bio tiered, low to mid single digit royalties as a percentage of annual net sales of each product containing an acquired compound as an ingredient. The obligation to pay royalties continues on a product by product and country by country basis until the expiration of all acquired patent rights covering the product in such country. If the Company obtains a license from a third party in order to commercialize an acquired compound contained in a product in a particular country, then the Company may deduct up to 50% of the amount paid to such third party from the royalty payments that Company owes to S*Bio for such product. The deduction is subject to specified limitations, including that in no event will any such deduction reduce a royalty payment owed to S*Bio by more than 50% as a result of all such deductions in the aggregate. There were no ongoing clinical trials at the time of the acquisition of the compounds, and the compounds acquired do not have alternative future uses, nor have they reached a stage of

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. License agreements (Continued)

technological feasibility. As no process or activities were acquired, the Company accounted for the transaction as an asset acquisition by recording the $350,000 payment made to S*Bio to research and development expense for the year ended December 31, 2012.

        On July 11, 2012, the Company entered into a license agreement with Pfizer Inc. (Pfizer), under which Pfizer granted the Company worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer's inhibitors of focal adhesion kinase (Products) for all therapeutic, diagnostic and prophylactic uses in humans. The Company is solely responsible, at its expense, for the clinical development of the Products, which is to be conducted in accordance with an agreed-upon development plan. The Company is also responsible for all manufacturing and commercialization activities at its own expense. Pfizer is required to provide the Company with an initial quantity of clinical supply of one of the Products for an agreed upon price. Under the agreement, the Company made a one-time cash payment to Pfizer in the amount of $1.5 million and issued to Pfizer 192,012 shares of its common stock. Pfizer is also eligible to receive up to $2 million in developmental milestones and up to an additional $125 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid double digit royalties on future net sales of Products. The Company's royalty obligations with respect to each Product in each country begin on the date of first commercial sale of the Product in that country, and end on the later of 10 years after the date of first commercial sale of the Product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to the Company that covers the Product in that country. The Company accounted for the license agreement as the licensing of in-process research and development with no alternative future use. Accordingly, the Company recorded research and development expense for the year ended December 31, 2012 associated with the cash payment of $1.5 million and the fair value of shares of common stock issued to Pfizer of $2.0 million.

12. Employee benefit plan

        In June 2011, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre-tax or post-tax contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of $0, $46,000, $116,000 and $162,000 for the period from August 4, 2010 (inception) to December 31, 2010, the year ended December 31, 2011, the year ended December 31, 2012 and the period from August 4, 2010 (inception) to December 31, 2012, respectively.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Information (unaudited, in thousands, except per share data)

	First Quarter Ended March 31, 2012	Second Quarter Ended June 30, 2012	Third Quarter Ended September 30, 2012	Fourth Quarter Ended December 31, 2012
Operating expenses:
Research and development	$4,803	$4,683	$8,132 (b)	$4,094
General and administrative	2,125	2,213	2,298	3,882

Total operating expenses	6,928	6,896	10,430	7,976

Loss from operations	(6,928)	(6,896)	(10,430)	(7,976)
Interest income	57	71	63	55

Net loss	$(6,871)	$(6,825)	$(10,367)	$(7,921)

Net loss per share applicable to common stockholders-basic and diluted	$(0.47)	$(0.34)	$(0.51)	$(0.39)
Weighted average number of common shares used in net loss per share applicable to common stockholders-basic and diluted	14,693 (a)	19,863	20,160	20,309

	First Quarter Ended March 31, 2011	Second Quarter Ended June 30, 2011	Third Quarter Ended September 30, 2011	Fourth Quarter Ended December 31, 2011
Operating expenses:
Research and development	$675	$1,726	$3,082	$4,400
General and administrative	471	759	965	1,620

Total operating expenses	1,146	2,485	4,047	6,020

Loss from operations	(1,146)	(2,485)	(4,047)	(6,020)
Interest income	—	—	—	15

Net loss	$(1,146)	$(2,485)	$(4,047)	$(6,005)

Net loss per share applicable to common stockholders-basic and diluted	$(1.06)	$(2.03)	$(2.98)	$(4.01)
Weighted average number of common shares used in net loss per share applicable to common stockholders-basic and diluted	1,089	1,225	1,361	1,500

(a)
In February 2012, the Company completed its initial public offering, which resulted in net proceeds of approximately $56.8 million from the issuance of 6,325,000 shares of common stock, which includes the sale of 825,000 shares under the underwriters' over-allotment option. In connection with the initial public offering, all of the outstanding shares of the Company's redeemable convertible preferred stock were converted into 11,740,794 of common stock.

(b)
In the quarter ended September 30, 2012, the Company paid a license fee of $1.5 million in cash and issued 192,012 shares of the Company's common stock, which were valued at $2.0 million on the date of issuance.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Information (unaudited, in thousands, except per share data) (Continued)

        The Company was incorporated on August 4, 2010; however, it did not commence operations until the fourth quarter of 2010. Activity incurred during the period from August 4, 2010 (inception) to September 30, 2010 is limited to organizational costs which were expensed when incurred.

14. Subsequent events

        The Company reviews all activity subsequent to year end but prior to the issuance of the consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. All significant subsequent events have been properly disclosed in the consolidated financial statements.

EXHIBIT INDEX

Exhibit number		Description of exhibit
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K (File No. 001-35403) filed by the Registrant on March 30, 2012)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

4.1		Second Amended and Restated Investors' Rights Agreement, dated November 1, 2011, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

4.2		Registration Rights Agreement, dated July 11, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 001-35403) filed by the Registrant on July 11, 2012)

4.3		Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.1	#	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

10.2	#	2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.3	#	Form of Incentive Stock Option Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.4	#	Form of Nonqualified Stock Option Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.5	#	Form of Restricted Stock Unit Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.6	#	Amended and Restated Employment Agreement between the Registrant and Robert Forrester (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.7	#	Amended and Restated Employment Agreement between the Registrant and Jonathan Pachter (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.8	#	Form of Indemnification Agreement between the Registrant and each director (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on December 7, 2011)

10.9		Lease Agreement, dated May 2, 2011, between the Registrant and ARE-MA Region No. 38, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

Exhibit number		Description of exhibit
10.10	†	Amended and Restated Exclusive Patent License Agreement and Tangible Property Agreement, dated January 11, 2012, by and among the Registrant and the Whitehead Institute for Biomedical Research (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.11	†	Exclusive Patent License Agreement, dated December 16, 2011, by and among the Registrant and the Whitehead Institute for Biomedical Research (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on December 22, 2011)

10.12		License Agreement, dated November 17, 2011, between the Registrant and Poniard Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on December 22, 2011)

10.13	†	Letter Agreement, dated October 1, 2010, between the Registrant and the Broad Institute (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

10.14	#	Letter Agreement, dated August 20, 2010, between the Registrant and Eric Lander, Ph.D. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

10.15	#	Letter Agreement, dated July 30, 2010, as amended October 18, 2010, between the Registrant and Robert Weinberg, Ph.D. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

10.16	#	Restricted Stock Purchase Agreement, dated August 11, 2010, between the Registrant and Christoph Westphal (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K (File No. 001-35403) filed by the Registrant on March 30, 2012)

10.17	#	Restricted Stock Purchase Agreement, dated August 11, 2010, between the Registrant and Richard Aldrich (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K (File No. 001-35403) filed by the Registrant on March 30, 2012)

10.18	*#	Employment Agreement, dated March 1, 2012, between the Registrant and Daniel Paterson

10.19	†	Asset Purchase Agreement, dated May 10, 2012, by and between the Registrant and S*Rio Pte Ltd. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on August 13, 2012)

10.20	†	License Agreement, dated July 11, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on August 13, 2012)

10.21	#	Offer Letter, dated as of September 18, 2012, by and between the Registrant and Christoph Westphal, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 11, 2013)

10.22	#	Restricted Stock Unit Agreement, dated as of September 18, 2012, by and between the Registrant and Christoph Westphal, M.D., Ph.D. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 11, 2013)

10.23	#	Restricted Stock Unit Agreement, dated as of September 18, 2012, by and between the Registrant and Christoph Westphal, M.D., Ph.D. (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 11, 2013)

Exhibit number		Description of exhibit
10.24	#	Employment Agreement, dated as of October 23, 2012, by and between the Registrant and Joanna Horobin (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 11, 2013)

10.25	*#	Amendment to Form of Restricted Stock Unit Agreement under 2012 Incentive Plan

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Ernst & Young LLP

31.1	*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	*	Certification of the Chief Operating Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	††	XBRL Instance Document

101.SCH	††	XBRL Taxonomy Extension Schema Document

101.CAL	††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	††	XBRL Taxonomy Extension Label Linkbase Document

††
Submitted electronically herewith.

*
Filed herewith.

†
Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

#
Management contract or compensatory plan, contract or agreement.