Form 10-Q
period 2013-03-31
Verastem, Inc.
filed 2013-05-09
CIK 1526119

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

        As of April 30, 2013 there were 21,289,319 shares of Common Stock, $0.0001 par value per share, outstanding.

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

        Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of later clinical trials, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC.

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

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).

Verastem, Inc.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$28,245	$10,096
Short-term investments	38,478	46,480
Prepaid expenses and other current assets	986	506

Total current assets	67,709	57,082
Property and equipment, net	755	811
Long-term investments	17,691	34,944
Restricted cash	86	86

Total assets	$86,241	$92,923

Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$1,926	$1,848
Accrued expenses	1,114	551
Other current liabilities	324	—

Total current liabilities	3,364	2,399
Deferred rent	28	38
Liability for shares subject to repurchase	18	20
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 100,000, shares authorized 20,640 and 20,364 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	138,299	136,893
Accumulated other comprehensive income	18	22
Deficit accumulated during the development stage	(55,488)	(46,451)

Total stockholders' equity	82,831	90,466

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$86,241	$92,923

See accompanying notes.

Verastem, Inc.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended, March 31,		Period from August 4, 2010 (Inception) to March 31, 2013
	2013	2012
Operating expenses:
Research and development	$5,296	$4,803	$37,291
General and administrative	3,785	2,125	18,502

Total operating expenses	9,081	6,928	55,793

Loss from operations	(9,081)	(6,928)	(55,793)
Interest income	44	57	305

Net loss	(9,037)	(6,871)	(55,488)

Accretion of preferred stock	—	(6)	(40)

Net loss applicable to common stockholders	$(9,037)	$(6,877)	$(55,528)

Net loss per share applicable to common stockholders—basic and diluted	$(0.44)	$(0.47)	$(5.75)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	20,483	14,693	9,662

Comprehensive loss	$(9,041)	$(6,914)	$(55,470)

See accompanying notes.

Verastem, Inc.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,		Period from August 4, 2010 (Inception) to March 31, 2013
	2013	2012
Operating activities
Net loss	$(9,037)	$(6,871)	$(55,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	46	346
Stock-based compensation expense	2,493	1,529	11,580
Common stock issued in exchange for license	—	—	2,003
Obligation to issue a warrant in exchange for license	—	—	439
Change in fair value of obligation to issue warrant	—	431	398
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(480)	(360)	(986)
Accounts payable	78	(337)	1,926
Accrued expenses and deferred rent	553	667	1,142

Net cash used in operating activities	(6,337)	(4,895)	(38,640)
Investing activities
Purchases of property and equipment	—	(130)	(1,103)
Purchases of investments	(27,218)	(72,758)	(217,097)
Maturities of investments	52,469	24,700	160,948
Increase in restricted cash	—	—	(86)

Net cash provided by (used in) investing activities	25,251	(48,188)	(57,338)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	—	68,107
Proceeds from the exercise of stock options	9		12
Net proceeds from the issuance of common stock and restricted common stock	—	57,599	56,878
Cash used to settle restricted stock liability awards	(774)	—	(774)

Net cash (used in) provided by financing activities	(765)	57,599	124,223

Increase in cash and cash equivalents	18,149	4,516	28,245
Cash and cash equivalents at beginning of period	10,096	20,954	—

Cash and cash equivalents at end of period	$28,245	$25,470	$28,245

Supplemental disclosure of non-cash financing activity
Accretion of redeemable convertible preferred stock to redemption value	$—	$6	$40

Conversion of redeemable convertible preferred stock upon initial public offering	$—	$68,148	$68,148

Reclassification of obligation to issue warrant from liabilities to equity	$—	$837	$837

See accompanying notes.

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission ("SEC") on March 26, 2013.

Subsequent Events

        In preparing the financial statements included in this Form 10-Q, the Company has evaluated all subsequent events that occurred after March 31, 2013 through the date of the filing of this Form 10-Q. The Company did not have any material recognizable or unrecognizable subsequent events during this period.

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

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair value of financial instruments (Continued)

        The following table presents information about the Company's financial assets and liabilities that have been measured at fair value at March 31, 2013 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$25,447	$15,923	$9,524	$—
Short-term investments	38,478	—	38,478	—
Long-term investments	17,691	—	17,691	—

Total financial assets	$81,616	$15,923	$65,693	$—

Financial liabilities
Liability classified stock-based compensation awards	$324	$—	$324	$—

Total financial liabilities	$324	$—	$324	$—

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

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair value of financial instruments (Continued)

Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2013.

        The Company's liability classified stock-based compensation awards are comprised of restricted stock units that allow for greater than minimum statutory tax withholdings. These awards are valued based on the fair value of the Company's common stock underlying the awards, which is traded on an active market. During the first quarter of 2013, the Company amended the terms of certain RSUs to allow for cash tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the quarter, the Company paid $774,000 to settle the tax liability for awards that settled during the period. The liability related to these awards is recorded within other current liabilities on the consolidated balance sheet as of March 31, 2013.

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

        Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three months ended March 31, 2013 and 2012 or for the period from August 4, 2010 (inception) to March 31, 2013. The Company recorded $4,000, $43,000 and $18,000 of unrealized gains during the three months ended March 31, 2013 and 2012, and the period from August 4, 2010 (inception) to March 31, 2013, respectively. Realized gains and losses are included in interest income in the statement of operations. There were no realized gains or losses recognized during the three months ended March 31, 2013 or 2012 or for the period from August 4, 2010 (inception) to March 31, 2013. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

        The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment's amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company's investment policy, the severity and the duration of the impairment and changes in value

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

subsequent to year end. As of March 31, 2013, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

        Cash, cash equivalents and investments at March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Cash and cash equivalents:
Cash and money market accounts	$18,722	$—	$—	$18,722
US Treasury securities	5,501	—	—	5,501
Government-sponsored enterprise securities	4,022	—	—	4,022

Total cash and cash equivalents	$28,245	$—	$—	$28,245
Investments:
Government-sponsored enterprise securities (due within 1 year)	$38,465	$13	$—	$38,478
Government-sponsored enterprise securities (due within 1 - 2 years)	17,686	5	—	17,691

Total investments	$56,151	$18	$—	$56,169

Total cash, cash equivalents, and investments	$84,396	$18	$—	$84,414

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Cash and cash equivalents:
Cash and money market accounts	$10,096	$—	$—	$10,096

Total cash and cash equivalents	$10,096	$—	$—	$10,096
Investments:
Government-sponsored enterprise securities (due within 1 year)	$46,469	$14	$(3)	$46,480
Government-sponsored enterprise securities (due within 1 - 2 years)	34,931	14	(1)	34,944

Total investments	$81,400	$28	$(4)	$81,424

Total cash, cash equivalents, and investments	$91,496	$28	$(4)	$91,520

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Accrued expenses

        Accrued expenses consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Compensation and related benefits	$512	$173
Professional fees	269	183
Contract research organizations	241	69
Other	52	54
Deferred rent	39	36
Consulting	1	36

	$1,114	$551

5. Net loss per share

        Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company's potentially dilutive shares, which include outstanding stock options, unvested restricted stock and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

        The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months ended March 31,		Period from August 4, 2010 (inception) to March 31, 2013
	2013	2012
Outstanding stock options	1,987,012	485,855	1,987,012
Unvested restricted stock	642,569	1,267,875	642,569
Unvested restricted stock units	657,258	600,000	657,258

6. Stock-based compensation

        In December 2011, the Company adopted the 2012 Incentive Plan (the 2012 Plan). The 2012 Plan became effective upon the closing of the Company's IPO in February 2012. The 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based and cash awards. Upon effectiveness, the number of shares of common stock that are reserved under the 2012 Plan is the sum of 3,428,571 shares plus the number of shares available under the 2010 Plan. The number of shares reserved under the 2012 Plan is increased by the number of shares of common stock (up to a maximum of 571,242 shares) subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased. The 2012 Plan includes an "evergreen provision" that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase will be added on the first day of each year beginning in 2013 and

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-based compensation (Continued)

each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors. On January 1, 2013, the shares available under the 2012 Plan increased by 844,448 shares of common stock.

Restricted stock

        A summary of the Company's nonvested restricted stock as of March 31, 2013 and changes during the three months ended March 31, 2013 is as follows:

	Shares	Weighted- average purchase price per share
Nonvested at December 31, 2012	747,000	$0.027
Vested	(104,431)	0.022

Nonvested at March 31, 2013	642,569	$0.028

        As of March 31, 2013, there was $3.8 million of total unrecognized stock-based compensation expense related to non-vested restricted stock. The expense is expected to be recognized over a weighted average period 1.5 years.

        A summary of the Company's nonvested restricted stock units (RSUs) as of March 31, 2013 and changes during the three months ended March 31, 2013 is as follows:

	Shares	Weighted- average grant date fair value
Outstanding at December 31, 2012	899,204	$10.70
Settled	(224,804)	10.55
Canceled	(17,142)	11.10

Outstanding at March 31, 2013	657,258	$10.53

        As of March 31, 2013, there was $5.5 million of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the 2012 Plan. The expense is expected to be recognized over a weighted-average period of 2.8 years.

        During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 657,058 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the quarter, the Company deposited with taxing authorities $774,000

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-based compensation (Continued)

in respect of the tax liability for awards that settled during the period. The liability related to these awards is recorded within other current liabilities on the consolidated balance sheet as of March 31, 2013.

Stock options

        A summary of the Company's stock option activity and related information follows:

	Shares	Weighted- average price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	1,424,241	$6.90
Granted	619,000	9.81
Exercised	(28,845)	0.28
Canceled	(27,384)	6.87

Outstanding at March 31, 2013	1,987,012	$7.90	9.3	$3,662,000

Exercisable at March 31, 2013	436,490	$6.45	8.9	$1,470,000

Vested and expected to vest at March 31, 2013	1,707,617	$8.25	9.4	$2,566,000

        The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three Months ended March 31,
	2013	2012
Risk-free interest rate	1.0%	0.9 - 2.7%
Dividend yield	—	—
Volatility	75%	69 - 72%
Expected term (years)	6.0	5.3 - 6.1

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

        As of March 31, 2013, we had a deficit accumulated during the development stage of $55.5 million. We had net losses of $9.0 million, $6.9 million and $55.5 million for the three months ended March 31, 2013 and 2012 and for the period from August 4, 2010 (inception) to March 31, 2013. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

        The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012 related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the quarter ended March 31, 2013. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 26, 2013.

        The Company has elected to follow the extended transition period guidance provided for in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. The Company will disclose the date on which adoption of such standards is required for non-emerging growth companies and the date on which the Company will adopt the recently issued accounting standards.

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2013 and March 31, 2012

        Research and development expense.    Research and development expense for the three months ended March 31, 2013 (2013 Quarter) was $5.3 million compared to $4.8 million for the three months ended March 31, 2012 (2012 Quarter). The $494,000 increase from the 2012 Quarter to the 2013 Quarter is primarily related to an increase of $650,000 in contract research organization expense for outsourced biology, chemistry and development services and an increase of $309,000 for personnel costs primarily due to increased headcount. These increases are partially offset by a decrease of $367,000 in license fee expense primarily related to the revaluation of the obligation to issue the warrant to Poniard Pharmaceuticals in the 2012 Quarter.

        General and administrative expense.    General and administrative expense for the 2013 Quarter was $3.8 million compared to $2.1 million for the 2012 Quarter. The $1.7 million increase from the 2012 Quarter to the 2013 Quarter primarily resulted from an increase of $1.0 million for personnel costs primarily due to stock-based compensation expense associated with restricted stock units and restricted stock units with performance-based vesting provisions, an increase of $437,000 in professional fees and an increase of $111,000 in consulting fees.

        Interest income.    Interest income decreased to $44,000 for the 2013 Quarter from $57,000 for the 2012 Quarter. This decrease is due to a lower cash balance for 2013 Quarter compared to the 2012 Quarter.

        Accretion of preferred stock.    We did not record accretion in the 2013 Quarter. For the 2012 Quarter, there was $6,000 of accretion reflecting the periodic accretion of issuance costs associated with our series A, series B and series C preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

        To date, we have not generated any revenues. Since our inception in August 2010, we have financed our operations principally through private placements and our initial public offering, which we completed in February 2012. As of March 31, 2013, we had $84.4 million in cash and cash equivalents, short-term investments and long-term investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, government-sponsored enterprise securities and commercial paper.

Cash flows

        Operating activities.    The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant increase in cash used in operating activities for the 2013 Quarter compared to the 2012 Quarter is due to an increase in research and development expenses as we increased our research and development headcount and increased spending on external research and development costs.

        Investing activities.    The cash provided by investing activities for the 2013 Quarter reflects the net maturities of investments of $25.3 million. The cash used in investing activities for the 2012 Quarter reflects the net purchases of investments of $48.1 million and the purchase of $130,000 of property and equipment.

        Financing activities.    The cash used in financing activities for the 2013 Quarter reflects cash used to settle certain restricted stock units that were net settled by employees. The cash provided by financing activities in the 2012 Quarter reflects the $56.8 million of net proceeds from our initial public offering less issuance costs paid in prior periods.

Funding requirements

        We expect our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements into the second half of 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $84.4 million as of March 31, 2013, consisting of cash, U.S. Treasury money market fund, government-sponsored enterprise securities and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

        We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2013, approximately $30,000 of our total liabilities were denominated in currencies other than the functional currency.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        None.

Item 1A.    Risk Factors.

        You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes from the factors disclosed in our 2012 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

        None.

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

        As of March 31, 2013, we have used approximately $33.5 million of the net proceeds primarily to fund the preclinical development of our lead product candidates to advance and expand the research and preclinical development of additional product candidates and companion diagnostics and for working capital, capital expenditures and other general corporate purposes. We have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

        The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 "Results of Operations and Financial Condition" of Form 8-K:

        On May 9, 2013, Verastem, Inc. announced its financial results for the quarter ended March 31, 2013 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

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

VERASTEM, INC.
Date: May 9, 2013	By:	/s/ CHRISTOPH WESTPHAL, M.D., PH.D. Christoph Westphal, M.D., Ph.D. On behalf of the Registrant as Chief Executive Officer (Principal executive officer)
Date: May 9, 2013	By:	/s/ ROBERT FORRESTER Robert Forrester President and Chief Operating Officer (Principal financial and accounting officer)

EXHIBIT INDEX

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1		Press Release issued by Verastem, Inc. on May 9, 2013 (furnished herewith).
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema Document
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

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