Form 10-Q
period 2013-06-30
Verastem, Inc.
filed 2013-08-13
CIK 1526119

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

        As of July 31, 2013 there were 25,593,992 shares of Common Stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, including the development of our compounds, the timeline for clinical development and regulatory approval of our compounds, the structure of our planned clinical trials and our ability to fund operations, are forward looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).

Verastem, Inc.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$13,880	$10,096
Short-term investments	43,571	46,480
Prepaid expenses and other current assets	841	506

Total current assets	58,292	57,082
Property and equipment, net	730	811
Long-term investments	20,558	34,944
Restricted cash	86	86
Other long-term assets	295	—

Total assets	$79,961	$92,923

Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$2,034	$1,848
Accrued expenses	2,354	551
Other current liabilities	850	—

Total current liabilities	5,238	2,399
Deferred rent	16	38
Liability for shares subject to repurchase	16	20
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 100,000, shares authorized 20,794 and 20,364 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	140,430	136,893
Accumulated other comprehensive (loss) income	(3)	22
Deficit accumulated during the development stage	(65,738)	(46,451)

Total stockholders' equity	74,691	90,466

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$79,961	$92,923

See accompanying notes.

Verastem, Inc.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended, June 30,		Six Months ended June 30,		Period from August 4, 2010 (inception) to June 30, 2013
	2013	2012	2013	2012
Operating expenses:
Research and development	$6,045	$4,683	$11,341	$9,486	$43,336
General and administrative	4,239	2,213	8,024	4,338	22,741

Total operating expenses	10,284	6,896	19,365	13,824	66,077

Loss from operations	(10,284)	(6,896)	(19,365)	(13,824)	(66,077)
Interest income	34	71	78	128	339

Net loss	(10,250)	(6,825)	(19,287)	(13,696)	(65,738)

Accretion of preferred stock	—	—	—	(6)	(40)

Net loss applicable to common stockholders	$(10,250)	$(6,825)	$(19,287)	$(13,702)	$(65,778)

Net loss per share applicable to common stockholders—basic and diluted	$(0.49)	$(0.34)	$(0.94)	$(0.79)	$(6.20)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	20,729	19,863	20,607	17,278	10,608

Comprehensive loss	$(10,271)	$(6,791)	$(19,312)	$(13,705)	$(65,741)

See accompanying notes.

Verastem, Inc.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,		Period from August 4, 2010 (Inception) to June 30, 2013
	2013	2012
Operating activities
Net loss	$(19,287)	$(13,696)	$(65,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	94	402
Stock-based compensation expense	5,182	3,012	14,269
Common stock issued in exchange for license	—	—	2,003
Obligation to issue a warrant in exchange for license	—	—	439
Change in fair value of obligation to issue warrant	—	431	398
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(630)	(379)	(1,136)
Accounts payable	186	177	2,034
Accrued expenses and deferred rent	1,781	420	2,370

Net cash used in operating activities	(12,656)	(9,941)	(44,959)
Investing activities
Purchases of property and equipment	(31)	(167)	(1,134)
Purchases of investments	(44,209)	(116,923)	(234,088)
Maturities of investments	61,479	64,229	169,958
Increase in restricted cash	—	—	(86)

Net cash provided by (used in) investing activities	17,239	(52,861)	(65,350)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	—	68,107
Proceeds from the exercise of stock options	30	—	33
Net proceeds from the issuance of common stock and restricted common stock	—	57,599	56,878
Cash used to settle restricted stock liability awards	(829)	—	(829)

Net cash (used in) provided by financing activities	(799)	57,599	124,189

Increase (decrease) in cash and cash equivalents	3,784	(5,203)	13,880
Cash and cash equivalents at beginning of period	10,096	20,954	—

Cash and cash equivalents at end of period	$13,880	$15,751	$13,880

Supplemental disclosure of non-cash financing activity
Accretion of redeemable convertible preferred stock to redemption value	$—	$6	$40

Conversion of redeemable convertible preferred stock upon initial public offering	$—	$68,148	$68,148

Reclassification of obligation to issue warrant from liabilities to equity	$—	$837	$837

See accompanying notes.

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission ("SEC") on March 26, 2013.

Subsequent Events

        In preparing the financial statements included in this Form 10-Q, the Company has evaluated all subsequent events that occurred after June 30, 2013 through the date of the filing of this Form 10-Q. In July 2013, the Company closed a public offering in which it sold 4,255,000 shares of its common stock at a price of $15 per share (Note 7).

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

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair value of financial instruments (Continued)

        The following table presents information about the Company's financial assets and liabilities that have been measured at fair value at June 30, 2013 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$12,208	$6,208	$6,000	$—
Short-term investments	43,571	—	43,571	—
Long-term investments	20,558	—	20,558	—

Total financial assets	$76,337	$6,208	$70,129	$—

Financial liabilities
Liability classified stock-based compensation awards	$850	$—	$850	$—

Total financial liabilities	$850	$—	$850	$—

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

Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2013.

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

        Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three and six months ended June 30, 2013 and 2012 or for the period from August 4, 2010 (inception) to June 30, 2013. The Company recorded ($25,000), ($9,000), ($21,000), $34,000 and ($3,000) of unrealized gains/(losses) during the six months ended June 30, 2013 and 2012, three months ended June 30, 2013 and 2012, and the period from August 4, 2010 (inception) to June 30, 2013, respectively. Realized gains and losses are included in interest income in the statement of operations. There were no realized gains or losses recognized during the three and six months ended June 30, 2013 or 2012 or for the period from August 4, 2010 (inception) to June 30, 2013. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

        The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment's amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company's investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of June 30, 2013, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

        Cash, cash equivalents and investments at June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Cash and cash equivalents:
Cash and money market accounts	$7,880	$—	$—	$7,880
Government-sponsored enterprise securities	6,000	—	—	6,000

Total cash and cash equivalents	$13,880	$—	$—	$13,880
Investments:
Government-sponsored enterprise securities (due within 1 year)	$43,562	$10	$(1)	$43,571
Government-sponsored enterprise securities (due within 1 - 2 years)	20,570	—	(12)	20,558

Total investments	$64,132	$10	$(13)	$64,129

Total cash, cash equivalents, and investments	$78,012	$10	$(13)	$78,009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Cash and cash equivalents:
Cash and money market accounts	$10,096	$—	$—	$10,096

Total cash and cash equivalents	$10,096	$—	$—	$10,096
Investments:
Government-sponsored enterprise securities (due within 1 year)	$46,469	$14	$(3)	$46,480
Government-sponsored enterprise securities (due within 1 - 2 years)	34,931	14	(1)	34,944

Total investments	$81,400	$28	$(4)	$81,424

Total cash, cash equivalents, and investments	$91,496	$28	$(4)	$91,520

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Accrued expenses

        Accrued expenses consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Contract research organizations	$942	$69
Compensation and related benefits	670	173
Other	385	54
Professional fees	316	183
Deferred rent	41	36
Consulting	—	36

	$2,354	$551

5. Net loss per share

        Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company's potentially dilutive shares, which include outstanding stock options, unvested restricted stock and unvested restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

        The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months ended		Six Months ended
					Period from August 4, 2010 (inception) to June 30, 2013
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Outstanding stock options	2,263	495	2,263	495	2,263
Unvested restricted stock	538	1,143	538	1,143	538
Unvested restricted stock units	623	598	623	598	623

6. Stock-based compensation

        In December 2011, the Company adopted the 2012 Incentive Plan (the 2012 Plan). The 2012 Plan became effective upon the closing of the Company's IPO in February 2012. The 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based and cash awards. Upon effectiveness, the number of shares of common stock reserved under the 2012 Plan was the sum of 3,428,571 shares plus the number of shares available under the 2010 Equity Incentive Plan (the 2010 Plan). The number of shares reserved under the 2012 Plan is increased by the number of shares of common stock (up to a maximum of 571,242 shares) subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased. The 2012 Plan includes an "evergreen provision" that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase will be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, equal to

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-based compensation (Continued)

the lowest of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors. On January 1, 2013, the shares available under the 2012 Plan increased by 844,448 shares of common stock.

Restricted stock

        A summary of the Company's nonvested restricted stock as of June 30, 2013 and changes during the six months ended June 30, 2013 is as follows:

	Shares	Weighted- average purchase price per share
Nonvested at December 31, 2012	747,000	$0.027
Vested	(208,860)	0.022

Nonvested at June 30, 2013	538,140	$0.029

        As of June 30, 2013, there was $4.4 million of total unrecognized stock-based compensation expense related to non-vested restricted stock. The expense is expected to be recognized over a weighted average period of 1.3 years.

        A summary of the Company's nonvested restricted stock units (RSUs) as of June 30, 2013 and changes during the six months ended June 30, 2013 is as follows:

	Shares	Weighted- average grant date fair value
Outstanding at December 31, 2012	899,204	$10.70
Settled	(237,718)	10.50
Canceled	(38,570)	11.00

Outstanding at June 30, 2013	622,916	$10.76

        As of June 30, 2013, there was $6.5 million of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the 2012 Plan. The expense is expected to be recognized over a weighted-average period of 2.5 years.

        During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 657,058 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the three and six months ended June 30, 2013, the Company deposited with tax authorities $55,000 and $829,000, respectively, to settle the tax liability for awards

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-based compensation (Continued)

that settled during the respective periods. The liability related to these awards is recorded within other current liabilities on the consolidated balance sheet as of June 30, 2013.

Stock options

        A summary of the Company's stock option activity and related information follows:

	Shares	Weighted- average price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	1,424,241	$6.90
Granted	985,500	9.71
Exercised	(71,527)	0.42
Canceled	(74,884)	5.88

Outstanding at June 30, 2013	2,263,330	$8.36	9.2	$12,486,058

Exercisable at June 30, 2013	508,195	$7.17	8.8	$3,408,595

Vested and expected to vest at June 30, 2013(1)	1,956,947	$8.71	9.3	$10,113,988

(1)
This represents the number of vested options as of June 30, 2013, plus the number of unvested options expected to vest as of June 30, 2013, based on the unvested options at June 30, 2013, adjusted for the estimated forfeiture rate

        The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Six Months ended June 31,
	2013	2012
Risk-free interest rate	1.0 - 1.3%	0.8 - 2.7%
Dividend yield	—	—
Volatility	75%	69 - 72%
Expected term (years)	6.0	5.3 - 6.1

7. Subsequent Events

        In July 2013, the Company closed a public offering in which it sold 4,255,000 shares of its common stock to the public at a price of $15 per share, including 555,000 shares issued pursuant to the exercise of the underwriters' option to purchase additional shares. This offering was completed under the shelf registration statement that was filed on Form S-3 and declared effective by the Securities Exchange Commission on February 14, 2013. The net proceeds from this offering were approximately $59.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

OVERVIEW

        We are a clinical biopharmaceutical company focused on discovering and developing drugs to treat cancer by the targeted killing of cancer stem cells. We also develop proprietary companion diagnostics. A cancer stem cell is a particularly aggressive type of tumor cell, resistant to conventional cancer therapy, that we believe is an underlying cause of tumors, their recurrence and metastasis. We have proprietary technology to create a stable population of cancer stem cells that we use to screen for and identify small molecule compounds that target cancer stem cells. Our most advanced programs target the Focal Adhesion Kinase, or FAK, and the PI3K/mTOR signaling pathways. Our lead FAK inhibitor, VS-6063, is currently in Phase 1/1b testing in combination with weekly paclitaxel in ovarian cancer and we expect to initiate a registration directed trial of VS-6063 in mesothelioma in the third quarter of 2013. VS-6063 has been assigned defactinib as the United States Adopted Name (USAN). We have received orphan drug designation for the use of VS-6063 in mesothelioma in the European Union and in the United States. We plan to initiate a Phase 1 study of VS-6063 in Japan in the third quarter of 2013 with the goal of including Japanese sites into the registration driven mesothelioma trial. In addition we expect to start a Phase 2 study of VS-6063 in non-small cell lung cancer in the third quarter of 2013. In addition to VS-6063, our FAK inhibitor VS-4718 is in a Phase 1 clinical trial in patients with advanced cancers and we expect our dual mTORC1/2 and PI3K inhibitor VS-5584 to enter a Phase 1 clinical trial in patients with advanced cancers in the fourth quarter of 2013.

        We commenced active operations in the second half of 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical studies of our most advanced product candidates and, conducting clinical trials for VS-6063 and VS-4718. As of June 30, 2013, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering. We have raised additional proceeds in July 2013 from a follow-on offering of our common stock.

        As of June 30, 2013, we had a deficit accumulated during the development stage of $65.7 million. We had net losses of $19.3 million, $13.7 million and $65.7 million for the six months ended June, 2013 and 2012 and for the period from August 4, 2010 (inception) to June 30, 2013. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

        The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012 related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the three and six months ended June 30, 2013. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 26, 2013.

        The Company has elected to follow the extended transition period guidance provided for in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. The Company will disclose the date on which adoption of such standards is required for non-emerging growth companies and the date on which the Company will adopt the recently issued accounting standards.

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 2013 and June 30, 2012

        Research and development expense.    Research and development expense for the three months ended June 30, 2013 (2013 Quarter) was $6.0 million compared to $4.7 million for the three months ended June 30, 2012 (2012 Quarter). The $1.3 million increase from the 2012 Quarter to the 2013 Quarter was primarily related to an increase of $1.1 million in contract research organization expense for outsourced biology, chemistry and development services, a $407,000 increase in personnel costs primarily due to increased headcount and a $235,000 increase in stock-based compensation expense. These increases were partially offset by a decrease of $365,000 in license fee expense primarily related to the upfront payment made to S*Bio Pte Ltd. (S*Bio) in the 2012 Quarter.

        General and administrative expense.    General and administrative expense for the 2013 Quarter was $4.2 million compared to $2.2 million for the 2012 Quarter. The $2.0 million increase from the 2012 Quarter to the 2013 Quarter primarily resulted from an increase of $971,000 in stock-based compensation expense associated with restricted stock units and restricted stock units with performance-based vesting provisions, an increase in professional fees and other costs of $624,000, a $266,000 increase in corporate franchise taxes and an increase in consulting fees of $166,000.

        Interest income.    Interest income decreased to $34,000 for the 2013 Quarter from $71,000 for the 2012 Quarter. This decrease was due to an average lower cash balance for the 2013 Quarter compared to the 2012 Quarter.

Comparison of the Six Months ended June 30, 2013 and June 30, 2012

        Research and development expense.    Research and development expense for the six months ended June 30, 2013 (2013 Period) was $11.3 million compared to $9.5 million for the six months ended June 30, 2012 (2012 Period). The $1.8 million increase from the 2012 Period to the 2013 Period was primarily related to an increase of $1.7 million in contract research organization expense for outsourced biology, chemistry and development services, a $791,000 increase in personnel costs primarily due to increased headcount and a $160,000 increase in stock-based compensation expense. These increases were partially offset by a decrease of $732,000 in license fee expense primarily related to the revaluation of the obligation to issue the warrant to Poniard Pharmaceuticals in the 2012 Period associated with the license and the upfront payment to S*Bio.

        General and administrative expense.    General and administrative expense for the 2013 Period was $8.0 million compared to $4.3 million for the 2012 Period. The $3.7 million increase from the 2012 Period to the 2013 Period primarily resulted from an increase of $2.0 million in stock-based compensation expense associated with restricted stock units and restricted stock units with performance-based vesting provisions, an increase in professional fees and other costs of $1.1 million, an increase in consulting fees of $277,000 and a $226,000 increase in corporate franchise taxes.

        Interest income.    Interest income decreased to $78,000 for the 2013 Period from $128,000 for the 2012 Period. This decrease was due to a lower cash balance for the 2013 Period compared to the 2012 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

        As of June 30, 2013, we have not generated any revenues. Since our inception in August 2010, we have financed our operations principally through private placements and our initial public offering. We have raised additional proceeds in July 2013 from a follow-on offering of our common stock. As of June 30, 2013, we had $78 million in cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, government-sponsored enterprise securities and commercial paper.

        In July 2013, we closed a public offering in which we sold 4,255,000 shares of common stock at a price of $15 per share, including 555,000 shares issued pursuant to the exercise of the underwriters' option to purchase additional shares. This offering was completed under the shelf registration statement that was filed on Form S-3 and declared effective by the Securities Exchange Commission on February 14, 2013. The net proceeds to the Company from this offering were approximately $59.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Cash flows

        Operating activities.    The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant increase in cash used in operating activities for the 2013 Period compared to the 2012 Period is due to an increase in research and development expenses as we increased our research and development headcount and increased spending on external research and development costs.

        Investing activities.    The cash provided by investing activities for the 2013 Period reflects the net maturities of investments of $17.3 million. The cash used in investing activities for the 2012 Period reflects the net purchases of investments of $52.9 million and the purchase of $167,000 of property and equipment.

        Financing activities.    The cash used in financing activities for the 2013 Period reflects cash used to pay tax withholdings for certain restricted stock units that were net settled by employees. The cash provided by financing activities in the 2012 Period reflects the net proceeds from our initial public offering less issuance costs paid in prior periods.

Funding requirements

        We expect our existing cash, cash equivalents and investments, including proceeds from our July 2013 public offering, will enable us to fund our current operating plan and capital expenditure requirements through the first half of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $78 million as of June 30, 2013, consisting of cash, U.S. Treasury money market fund, government-sponsored enterprise securities and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

        We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2013, approximately $573,000 of our total liabilities were denominated in currencies other than the functional currency.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        As of June 30, 2013, we have used approximately $36 million of the net proceeds primarily to fund the preclinical and clinical development of our lead product candidates, to advance and expand the research,preclinical and clinical development of additional product candidates and companion diagnostics and for working capital, capital expenditures and other general corporate purposes. We have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

        The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 "Results of Operations and Financial Condition" of Form 8-K:

        On August 13, 2013, Verastem, Inc. announced its financial results for the quarter ended June 30, 2013 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

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

VERASTEM, INC.
Date: August 13, 2013	By:	/s/ ROBERT FORRESTER Robert Forrester President and Chief Executive Officer (Principal executive officer)
Date: August 13, 2013	By:	/s/ JOHN B. GREEN John B. Green Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

10.1	#	Employment agreement, dated May 10, 2013, by and between Verastem, Inc. and John B. Green (incorporated by reference to Exhibit 99.2 to current report on Form 8-K (File No: 001-35463) filed by the Registrant on May 14, 2013
10.2	#	Letter Agreement, dated June 6, 2013, by and between Verastem, Inc. and Robert Forrester (filed herewith)
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
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1		Press Release issued by Verastem, Inc. on August 13, 2013 (furnished herewith).
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema Document
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

†
Submitted electronically herewith.

#
Management contract or compensation plan, contract or agreement.

        In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.