Form 10-Q
period 2013-09-30
Verastem, Inc.
filed 2013-11-12
CIK 1526119

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

        As of November 7, 2013 there were 25,647,732 shares of Common Stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, including the development of our compounds and diagnostics programs, the timeline for clinical development and regulatory approval of our compounds, the expected timing for the reporting of data from ongoing trials, the structure of our planned or pending clinical trials and our ability to fund operations, are forward looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

        Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development programs and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds and preliminary data from clinical trials may not be predictive of the success of ongoing or later clinical trials, that data may not be available when we expect it to be, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC.

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

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).

Verastem, Inc.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$22,640	$10,096
Short-term investments	77,290	46,480
Prepaid expenses and other current assets	1,077	506

Total current assets	101,007	57,082
Property and equipment, net	674	811
Long-term investments	30,340	34,944
Restricted cash	86	86
Other long-term assets	322	—

Total assets	$132,429	$92,923

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,836	$1,848
Accrued expenses	3,457	551
Other current liabilities	413	—

Total current liabilities	5,706	2,399
Other long-term liabilities	18	58
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 25,214 and 20,364 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3	2
Additional paid-in capital	202,951	136,893
Accumulated other comprehensive income	80	22
Deficit accumulated during the development stage	(76,329)	(46,451)

Total stockholders' equity	126,705	90,466

Total liabilities and stockholders' equity	$132,429	$92,923

See accompanying notes.

Verastem, Inc.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Period from August 4, 2010 (inception) to September 30, 2013
	2013	2012	2013	2012
Operating expenses:
Research and development	$6,789	$8,132	$18,130	$17,618	$50,125
General and administrative	3,855	2,298	11,879	6,636	26,596

Total operating expenses	10,644	10,430	30,009	24,254	76,721

Loss from operations	(10,644)	(10,430)	(30,009)	(24,254)	(76,721)
Interest income	53	63	131	191	392

Net loss	(10,591)	(10,367)	(29,878)	(24,063)	(76,329)

Accretion of preferred stock	—	—	—	(6)	(40)

Net loss applicable to common stockholders	$(10,591)	$(10,367)	$(29,878)	$(24,069)	$(76,369)

Net loss per share applicable to common stockholders—basic and diluted	$(0.47)	$(0.51)	$(1.37)	$(1.32)	$(6.53)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	22,437	20,160	21,797	18,246	11,694

Comprehensive loss	$(10,508)	$(10,335)	$(29,820)	$(24,039)	$(76,249)

See accompanying notes.

Verastem, Inc.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,		Period from August 4, 2010 (inception) to September 30, 2013
	2013	2012
Operating activities
Net loss	$(29,878)	$(24,063)	$(76,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174	146	464
Stock-based compensation expense	7,976	4,627	17,063
Common stock issued in exchange for license	—	1,957	2,003
Obligation to issue a warrant in exchange for license	—	—	439
Change in fair value of obligation to issue warrant	—	431	398
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(893)	(298)	(1,399)
Accounts payable	(12)	(536)	1,836
Accrued expenses and deferred rent	2,873	1,059	3,462

Net cash used in operating activities	(19,760)	(16,677)	(52,063)
Investing activities
Purchases of property and equipment	(36)	(321)	(1,139)
Purchases of investments	(103,363)	(145,910)	(293,242)
Maturities of investments	77,214	95,479	185,693
Increase in restricted cash	—	—	(86)

Net cash used in investing activities	(26,185)	(50,752)	(108,774)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	—	68,107
Proceeds from the exercise of stock options	30	2	33
Net proceeds from the issuance of common stock and restricted common stock	59,761	57,599	116,639
Cash used to settle restricted stock liability awards	(1,302)	—	(1,302)

Net cash provided by financing activities	58,489	57,601	183,477

Increase (decrease) in cash and cash equivalents	12,544	(9,828)	22,640
Cash and cash equivalents at beginning of period	10,096	20,954	—

Cash and cash equivalents at end of period	$22,640	$11,126	$22,640

Supplemental disclosure of non-cash financing activity
Accretion of redeemable convertible preferred stock to redemption value	$—	$6	$40

Conversion of redeemable convertible preferred stock upon initial public offering	$—	$68,148	$68,148

Reclassification of obligation to issue warrant from liabilities to equity	$—	$837	$837

See accompanying notes.

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission ("SEC") on March 26, 2013.

Subsequent Events

        In preparing the financial statements included in this Form 10-Q, the Company has evaluated all subsequent events that occurred after September 30, 2013 through the date of the filing of this Form 10-Q.

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

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair value of financial instruments (Continued)

        The following table presents information about the Company's financial assets and liabilities that have been measured at fair value at September 30, 2013 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$21,069	$16,069	$5,000	$—
Short-term investments	77,290	—	77,290	—
Long-term investments	30,340	—	30,340	—

Total financial assets	$128,699	$16,069	$112,630	$—

Financial liabilities
Liability classified stock-based compensation awards	$413	$413	$—	$—

Total financial liabilities	$413	$413	$—	$—

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

Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2013.

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

        Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive income to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of investments during the three and nine months ended September 30, 2013 and 2012 or for the period from August 4, 2010 (inception) to September 30, 2013. The Company recorded $58,000, $24,000, $83,000, $33,000 and $80,000 of unrealized gains during the nine months ended September 30, 2013 and 2012, three months ended September 30, 2013 and 2012, and the period from August 4, 2010 (inception) to September 30, 2013, respectively. Realized gains and losses are included in interest income in the statement of operations. There were no realized gains or losses recognized during the three and nine months ended September 30, 2013 or 2012 or for the period from August 4, 2010 (inception) to September 30, 2013. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

        The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment's amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company's investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of September 30, 2013, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

        Cash, cash equivalents and investments at September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Cash and cash equivalents:
Cash and money market accounts	$17,640	$—	$—	$17,640
Corporate bonds	5,000	—	—	5,000

Total cash and cash equivalents	$22,640	$—	$—	$22,640
Investments:
Government-sponsored enterprise securities (due within 1 year)	$39,295	$16	$—	$39,311
Government-sponsored enterprise securities (due within 1 - 2 years)	13,049	4	—	13,053
Corporate bonds (due within 1 year)	37,921	60	(2)	37,979
Corporate bonds (due within 1 - 2 years)	17,285	5	(3)	17,287

Total investments	$107,550	$85	$(5)	$107,630

Total cash, cash equivalents, and investments	$130,190	$85	$(5)	$130,270

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Cash and cash equivalents:
Cash and money market accounts	$10,096	$—	$—	$10,096

Total cash and cash equivalents	$10,096	$—	$—	$10,096
Investments:
Government-sponsored enterprise securities (due within 1 year)	$46,469	$14	$(3)	$46,480
Government-sponsored enterprise securities (due within 1 - 2 years)	34,931	14	(1)	34,944

Total investments	$81,400	$28	$(4)	$81,424

Total cash, cash equivalents, and investments	$91,496	$28	$(4)	$91,520

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Accrued expenses

        Accrued expenses consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Compensation and related benefits	$1,191	$173
Contract research organizations	973	69
License milestones	765	—
Professional fees	375	183
Other	110	54
Deferred rent	43	36
Consulting	—	36

	$3,457	$551

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

	Three Months ended		Nine Months ended		Period from August 4, 2010 (inception) to September 30, 2013
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Outstanding stock options	2,313	1,152	2,313	1,152	2,313
Unvested restricted stock	434	1,018	434	1,018	434
Unvested restricted stock units	543	899	543	899	543

6. Stock-based compensation

        In December 2011, the Company adopted the 2012 Incentive Plan (the 2012 Plan). The 2012 Plan became effective upon the closing of the Company's IPO in February 2012. The 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs) and other stock-based and cash awards. Upon effectiveness, the number of shares of common stock reserved under the 2012 Plan was the sum of 3,428,571 shares plus the number of shares available under the 2010 Equity Incentive Plan (the 2010 Plan). The number of shares reserved under the 2012 Plan is increased by the number of shares of common stock (up to a maximum of 571,242 shares) subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased. The 2012 Plan includes an "evergreen provision" that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase will be added on the first day of each

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-based compensation (Continued)

year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan and is equal to the lowest of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding or an amount determined by the board of directors. On January 1, 2013, the shares available under the 2012 Plan increased by 844,448 shares of common stock.

Restricted stock

        A summary of the Company's non-vested restricted stock as of September 30, 2013 and changes during the nine months ended September 30, 2013 is as follows:

	Shares	Weighted- average purchase price per share
Non-vested at December 31, 2012	747,000	$0.027
Vested	(313,289)	0.022

Non-vested at September 30, 2013	433,711	$0.029

        As of September 30, 2013, there was $3.1 million of total unrecognized stock-based compensation expense related to non-vested restricted stock. The expense is expected to be recognized over a weighted average period of 1.3 years.

        A summary of the Company's non-vested RSUs as of September 30, 2013 and changes during the nine months ended September 30, 2013 is as follows:

	Shares	Weighted- average grant date fair value
Outstanding at December 31, 2012	899,204	$10.70
Settled	(317,869)	10.57
Canceled	(38,571)	11.00

Outstanding at September 30, 2013	542,764	$10.75

        As of September 30, 2013, there was $5.3 million of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the 2012 Plan. The expense is expected to be recognized over a weighted-average period of 2.3 years.

        During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 657,058 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the three and nine months ended September 30, 2013, the Company

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-based compensation (Continued)

deposited with tax authorities $395,000 and $1.2 million, respectively, to settle the tax liability for awards that settled during the respective periods. The liability related to these awards is recorded within other current liabilities on the consolidated balance sheet as of September 30, 2013.

Stock options

        A summary of the Company's stock option activity and related information follows:

	Shares	Weighted- average price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	1,424,241	$6.90
Granted	1,035,500	9.92
Exercised	(71,795)	0.42
Canceled	(74,884)	5.88

Outstanding at September 30, 2013	2,313,062	$8.49	9.0	$9,246,235

Exercisable at September 30, 2013	618,567	$7.26	8.6	$3,210,462

Vested and expected to vest at September 30, 2013(1)	2,024,731	$8.84	9.1	$7,391,462

(1)
This represents the number of vested options as of September 30, 2013, plus the number of unvested options expected to vest as of September 30, 2013 which is based on the unvested options at September 30, 2013, adjusted for the estimated forfeiture rate.

        The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Nine Months ended September 30,
	2013	2012
Risk-free interest rate	1.1%	0.9%
Dividend yield	—	—
Volatility	75%	76%
Expected term (years)	6.0	5.9

7. Stockholders' Equity

        In July 2013, the Company closed a public offering in which it sold 4,255,000 shares of its common stock to the public at a price of $15.00 per share, including 555,000 shares issued pursuant to the exercise of the underwriters' option to purchase additional shares. This offering was completed under the shelf registration statement that was filed on Form S-3 and declared effective by the Securities Exchange Commission on February 14, 2013. The net proceeds from this offering were approximately $59.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

OVERVIEW

        We are a biopharmaceutical company focused on discovering and developing drugs to treat cancer by the targeted killing of cancer stem cells. A cancer stem cell is a particularly aggressive type of tumor cell, resistant to conventional cancer therapy, that we believe is an underlying cause of tumors, their recurrence and metastasis. We have proprietary technology to create a stable population of cancer stem cells that we use to screen for and identify small molecule compounds that target cancer stem cells. Our most advanced programs target the Focal Adhesion Kinase, or FAK, and the PI3K/mTOR signaling pathways. Our lead FAK inhibitor, VS-6063, has been assigned defactinib as the United States Adopted Name (USAN). We have received orphan drug designation for the use of VS-6063 in mesothelioma in the European Union and in the United States. VS-6063 is currently in a registration-directed trial (COMMAND) in patients with mesothelioma, a Phase 1b trial in combination with weekly paclitaxel for patients with ovarian cancer, a Phase 2 study in patients with non-small cell lung cancer and a Phase 1 trial in Japan. In addition to VS-6063, our FAK inhibitor VS-4718 is in a Phase 1 clinical trial in patients with advanced cancers and we expect our dual mTORC1/2 and PI3K inhibitor VS-5584 to enter a Phase 1 clinical trial in patients with advanced cancers by year end 2013.

        We commenced active operations in the second half of 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical studies of our most advanced product candidates and conducting clinical trials for VS-6063 and VS-4718. As of September 30, 2013, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock and public offerings of our common stock.

        As of September 30, 2013, we had a deficit accumulated during the development stage of $76.3 million. We had net losses of $29.9 million, $24.1 million and $76.3 million for the nine months ended September 30, 2013 and 2012 and for the period from August 4, 2010 (inception) to September 30, 2013. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and initiate and conduct additional clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

        The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012 related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the three and nine months ended September 30, 2013. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 26, 2013.

        The Company has elected to follow the extended transition period guidance provided for in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. The Company will disclose the date on which adoption of such standards is required for non-emerging growth companies and the date on which the Company will adopt the recently issued accounting standards.

RESULTS OF OPERATIONS

Comparison of the Three Months ended September 30, 2013 and September 30, 2012

        Research and development expense.    Research and development expense for the three months ended September 30, 2013 (2013 Quarter) was $6.8 million compared to $8.1 million for the three months ended September 30, 2012 (2012 Quarter). The $1.3 million decrease from the 2012 Quarter to the 2013 Quarter was primarily related to a decrease of $2.7 million in license fee expense related to our agreement with Pfizer, Inc., including the issuance of 192,012 shares of common stock in the 2012 Quarter. This was partially offset by an increase of approximately $534,000 in contract research organization expense for outsourced biology, chemistry and development services, an approximately $426,000 increase in personnel costs primarily due to increased headcount and an approximately $158,000 increase in stock-based compensation expense.

        General and administrative expense.    General and administrative expense for the 2013 Quarter was $3.9 million compared to $2.3 million for the 2012 Quarter. The $1.6 million increase from the 2012 Quarter to the 2013 Quarter primarily resulted from an increase of $1.0 million in stock-based compensation expense associated with restricted stock units and restricted stock units with performance-based vesting provisions, an increase in consulting costs of approximately $183,000 and an approximately $137,000 increase in personnel costs primarily due to increase in salaries and headcount.

        Interest income.    Interest income decreased to approximately $53,000 for the 2013 Quarter from approximately $63,000 for the 2012 Quarter. This decrease was due to lower coupon rates on investments for the 2013 Quarter compared to the 2012 Quarter.

Comparison of the Nine Months ended September 30, 2013 and September 30, 2012

        Research and development expense.    Research and development expense for the nine months ended September 30, 2013 (2013 Period) was $18.1 million compared to $17.6 million for the nine months ended September 30, 2012 (2012 Period). The approximately $513,000 increase from the 2012 Period to the 2013 Period was primarily related to an increase of $2.3 million in contract research organization expense for outsourced biology, chemistry and development services, a $1.2 million increase in personnel costs primarily due to increased headcount and an approximately $317,000 increase in stock-based compensation expense. These increases were partially offset by a decrease of $3.4 million in license fee expense related to our agreement with Pfizer, Inc., including the issuance of 192,012 shares of common stock.

        General and administrative expense.    General and administrative expense for the 2013 Period was $11.9 million compared to $6.6 million for the 2012 Period. The $5.3 million increase from the 2012 Period to the 2013 Period primarily resulted from an increase of $3.0 million in stock-based compensation expense associated with restricted stock units, an increase in professional fees and other costs of $1.1 million, an increase in consulting fees of approximately $460,000, an approximately $244,000 increase in corporate franchise taxes and an approximately $137,000 increase in personnel costs primarily due to increase in salaries and headcount.

        Interest income.    Interest income decreased to approximately $131,000 for the 2013 Period from approximately $191,000 for the 2012 Period. This decrease was due to lower coupon rates on investments for the 2013 Period compared to the 2012 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

        As of September 30, 2013, we have not generated any revenues. Since our inception in August 2010, we have financed our operations principally through private placements and public offerings of our common stock. As of September 30, 2013, we had $130.3 million in cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, government-sponsored enterprise securities, corporate bonds and commercial paper.

        In July 2013, we closed a public offering in which we sold 4,255,000 shares of common stock at a price of $15.00 per share, including 555,000 shares issued pursuant to the exercise of the underwriters' option to purchase additional shares. This offering was completed under the shelf registration statement that was filed on Form S-3 and declared effective by the Securities Exchange Commission on February 14, 2013. The net proceeds to the Company from this offering were approximately $59.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

        Investing activities.    The cash used in investing activities for the 2013 Period reflects the net purchases of investments of $26.2 million and the purchase of property and equipment totaling $36,000. The cash used in investing activities for the 2012 Period reflects the net purchases of investments of $50.4 million and the purchase of $321,000 of property and equipment.

        Financing activities.    The cash provided by financing activities in the 2013 Period reflects the net proceeds from the public offering of our common stock and cash paid to settle restricted stock awards. The cash provided by financing activities in the 2012 Period reflects the net proceeds from our initial public offering less issuance costs paid in prior periods.

Funding requirements

        We expect our existing cash, cash equivalents and investments, will enable us to fund our current operating plan and capital expenditure requirements into the first half of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $130.3 million as of September 30, 2013, consisting of cash, U.S. Treasury money market fund, government-sponsored enterprise securities, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

        We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2013, approximately $209,000 of our total liabilities were denominated in currencies other than the functional currency.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        As of September 30, 2013, we have used approximately $43.5 million of the net proceeds mentioned above primarily to fund the preclinical and clinical development of our lead product candidates, to advance and expand the research, preclinical and clinical development of additional product candidates and companion diagnostics and for working capital, capital expenditures and other general corporate purposes. We have invested the balance of the net proceeds from the offerings in a variety of capital preservation investments, including investment grade, interest bearing instruments, U.S. government securities and corporate bonds. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

        The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 "Results of Operations and Financial Condition" of Form 8-K:

        On November 12, 2013, Verastem, Inc. announced its financial results for the quarter ended September 30, 2013 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

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

VERASTEM, INC.
Date: November 12, 2013	By:	/s/ ROBERT FORRESTER Robert Forrester President and Chief Executive Officer (Principal executive officer)
Date: November 12, 2013	By:	/s/ JOHN B. GREEN John B. Green Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

10.1		Letter Agreement, dated December 1, 2011, by and between Verastem, Inc. and Poniard Pharmaceuticals, Inc.
10.2		Letter Agreement, dated March 6, 2013, by and among Verastem, Inc., The Scripps Research Institute and Poniard Pharmaceuticals, Inc. (filed herewith).
10.3		Consent and Assumption Agreement, dated September 4, 2013, by and between Verastem, Inc. and Encarta, Inc. and joined in by Poniard, LLC (filed herewith).*
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
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1		Press Release issued by Verastem, Inc. on November 12, 2013 (furnished herewith).
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema Document
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

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