Form 10-K
period 2013-12-31
Verastem, Inc.
filed 2014-03-06
CIK 1526119

Use these links to rapidly review the document

Verastem, Inc. (A development stage company)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

          Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013 was $203,917,000.

          The number of shares outstanding of the registrant's common stock as of February 28, 2014 was 25,822,939.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of our definitive proxy statement to be delivered to stockholders in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. Such statements relate to, among other things, the development of our compounds and diagnostics programs, the timeline for clinical development and regulatory approval of our compounds, the expected timing for the reporting of data from ongoing trials, the structure of our planned or pending clinical trials and our ability to fund operations. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

        Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development programs and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities, the fact that the preclinical and clinical testing of our compounds and preliminary data from clinical trials may not be predictive of the success of ongoing or later clinical trials, that data may not be available when we expect it to be, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC.

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

PART I

Item 1.    Business

OVERVIEW

        We are a biopharmaceutical company focused on discovering and developing drugs to treat cancer by the targeted killing of cancer stem cells. A cancer stem cell is a particularly aggressive type of tumor cell, resistant to conventional cancer therapy, that we believe is an underlying cause of tumors, their recurrence and metastasis. We have proprietary technology to create a stable population of cancer stem cells that we use to screen for and identify small molecule compounds that target cancer stem cells. Our most advanced programs target the Focal Adhesion Kinase, or FAK, and the PI3K/mTOR signaling pathways. Our lead FAK inhibitor, VS-6063, has been assigned defactinib as the United States Adopted Name (USAN). We have received orphan drug designation for the use of VS-6063 in mesothelioma in the European Union and in the United States. VS-6063 is currently in a registration-directed trial (COMMAND) in patients with mesothelioma, a Phase 1b trial in combination with weekly paclitaxel for patients with ovarian cancer, a Phase 2 study in patients with non-small cell lung cancer and a Phase 1 trial in Japan in patients with solid tumors. In addition to VS-6063, both our FAK inhibitor VS-4718 and our dual mTORC1/2 and PI3K inhibitor VS-5584 are in Phase 1 clinical trials in patients with advanced cancers.

        Cancer is a group of diseases characterized by uncontrolled growth and spread of abnormal cells. The American Cancer Society estimated that in the United States in 2013, approximately 1.7 million new cases of cancer would be diagnosed and nearly 600,000 people would die from the disease. Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormone therapy and targeted therapy. According to estimates by the National Institutes of Health, in the United States in 2010, the direct medical costs of cancer of all types exceeded $100 billion. IMS Health estimates that in the United States in 2010, approximately $22 billion was spent on drugs to treat cancer, representing the largest class of drug spending in the United States. Despite years of intensive research and clinical use, current treatments often fail to cure cancer.

        We believe that a key reason for the ultimate failure of many current cancer therapies to achieve a durable clinical response is the presence of cancer stem cells, or CSCs, which are also sometimes referred to as tumor-initiating cells, within tumors. CSCs have been identified in many types of cancer, including mesothelioma, ovarian, breast, pancreatic, colon, brain, lung and leukemia. Following many cancer treatments, the tumor can remain with a high percentage of CSCs and become more aggressive and resistant to further treatment. In addition, patients who relapse often develop metastatic disease in which the cancer spreads to other sites in the body. Tumor metastasis to critical organs is the cause of more than 90% of cancer deaths. We believe that it is the drug resistance and ability of CSCs to spread to other sites in the body that may be the root causes of these therapies failing. Accordingly, our mission is to develop drugs targeting CSCs that either in combination with other cancer treatments or alone can target all of the cells comprising a tumor and, thus, create a durable clinical response.

        Our most advanced product candidates are VS-6063, VS-4718 and VS-5584. We are currently evaluating these compounds in both preclinical and clinical studies as potential therapies for certain cancers, including mesothelioma, ovarian and lung. We believe that these compounds may be especially beneficial as therapeutics in aggressive cancers driven by CSCs that have a poorer prognosis and lower overall survival rate than other types of cancer.

        An important element of our business strategy is the development and use of proprietary, companion diagnostics in connection with the development of our therapeutic drug candidates. We plan to use these diagnostics as part of a personalized medicine approach to identify patients that we believe will benefit most from our therapies. We also believe that our diagnostics may be used to select patients, to monitor patients' progress on therapy and aid physicians' ongoing treatment decisions.

OUR MANAGEMENT TEAM AND SCIENTIFIC CO-FOUNDERS AND ADVISORS

        Our experienced management team includes our Executive Chairman and co-founder Christoph Westphal, M.D., Ph.D., our President and Chief Executive Officer, Robert Forrester, our Chief Financial Officer, John "Jack" Green, C.P.A, our Chief Medical Officer, Joanna Horobin, M.B., Ch.B., our Chief Business Officer, Daniel Paterson, our Vice President, Head of Research, Jonathan Pachter, Ph.D, and our General Counsel, Monica Singh.

        Dr. Westphal has been involved in founding a number of biotechnology companies as chief executive officer, including Sirtris Pharmaceuticals, Inc., which was acquired by GlaxoSmithKline plc in 2008, as well as Alnylam Pharmaceuticals, Inc., Momenta Pharmaceuticals, Inc. and Acceleron Pharma Inc. Dr. Westphal also co-founded Alnara Pharmaceuticals, Inc., which was acquired by Eli Lilly and Co. in 2010 and OvaScience, Inc.

        Mr. Forrester has been the chief executive officer, chief operating officer and chief financial officer of both private and public life science companies, including Forma Therapeutics, Inc., CombinatoRx, Inc., now Zalicus Inc., and Coley Pharmaceutical Group, Inc., which was acquired by Pfizer Inc. in 2007.

        Mr. Green was the Senior Vice President and Chief Financial Officer of GTC Biotherapeutics (formerly Genzyme Transgenics Corporation), which was spun out from Genzyme Corporation as a stand-alone public company. Mr. Green is a Certified Public Accountant (CPA) with over 30 years of financial experience, including 20 within the biotechnology industry.

        Dr. Horobin has 30 years of pharmaceutical drug development experience in senior development and executive roles in both public and private companies. Dr. Horobin previously held positions as President and Chief Executive Officer at Syndax Pharmaceuticals, Vice President, Oncology at Rhone-Poulenc Rorer (now Sanofi,), Chief Operating Officer of CombinatoRx (now Zalicus) and Executive Vice President at EntreMed with experience spanning clinical development, marketing, and general management in both public and private companies. Dr. Horobin has been involved in the development, marketing and commercial launch of 10 approved products. Dr. Horobin received her medical degree from the University of Manchester.

        Mr. Paterson has over 20 years of experience in management roles at healthcare and biotechnology companies, including as chief executive officer and chief operating officer, and specific expertise in oncology drug and diagnostic product development. Mr. Paterson was Head of Global Strategy for Specialty Market and Patient-Level Data at IMS Health after playing a key role in the acquisition of PharMetrics by IMS Health as VP, Marketing and Corporate Development.

        Dr. Pachter has over 20 years of experience in leading the discovery and translational research of small molecule and monoclonal antibody therapeutics for the treatment of cancer, most recently as the Senior Director of Cancer Biology at OSI Pharmaceuticals Inc., which was acquired by Astellas Pharma Inc. in 2010. Dr. Pachter is an author of over 40 peer-reviewed publications and inventor on numerous patents. Dr. Pachter did his postdoctoral work in Pharmacology at Yale University School of Medicine and he holds a Ph.D. from Baylor College of Medicine.

        Ms. Singh has served as our General Counsel since March 2014. Prior to joining the Company, Ms. Singh was a member of the securities and public company group at Ropes & Gray LLP where she advised on corporate transactions involving public companies, investment banks and private equity funds and provided counsel on securities law compliance and corporate governance matters. Ms. Singh holds a B.A. from Amherst College and a J.D. from Harvard Law School.

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
Jose Baselga, M.D., Ph.D. Senior Medical Advisor

Physician in Chief at Memorial Sloan Kettering Cancer Center. Formerly the Bruce A. Chabner Chair and Chief of the Division of Hematology/Oncology at Massachusetts General Hospital and associate director of the MGH Cancer Center.

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

Scientific advisory board
Max Wicha, M.D.	Director, University of Michigan Comprehensive Cancer Center and Distinguished Professor of Oncology at the University of Michigan
Eric Winer, M.D.	Director of the Breast Oncology Center at the Dana Farber Cancer Institute and Professor of Medicine at Harvard Medical School

THE PROBLEM

        The cancer death rate in the United States has only decreased modestly since the early 1990s. Cancer remains one of the world's most serious health problems and is the second most common cause of death in the United States after heart disease. The American Cancer Society estimated that in the United States in 2013, approximately 1.7 million new cases of cancer would be diagnosed and nearly 600,000 people would die from the disease. According to estimates by the National Institutes of Health, in the United States in 2010, the direct medical cost of cancer of all types exceeded $100 billion and the cancer type responsible for the highest individual disease costs was breast cancer at $16.5 billion. The following table sets forth the U.S. annual incidence, based on 2013 estimates from the American Cancer Society, and the prevalence, or the number of people in the United States who have been previously diagnosed with cancer, based on 2010 estimates from the National Cancer Institute, for select cancers in which CSCs have been implicated.

Cancer type	U.S. annual incidence	U.S. prevalence
Breast	234,580	2,645,621
Lung and bronchus	228,190	373,489
Colorectal	142,820	1,110,077
Leukemia	48,610	253,350
Pancreatic	45,220	34,657
Brain and other nervous system cancers	23,130	128,193

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

        An increase in the proportion of CSCs in response to chemotherapy has been observed in clinical studies. For example, at the Baylor College of Medicine, breast cancer biopsies were taken from patients at the time of initial diagnosis and again following 12 weeks of treatment with docetaxel, a standard cancer chemotherapy widely used to treat breast cancer. The biopsies taken after 12 weeks of treatment showed increased expression of biomarkers for CSCs and an increased number of chemoresistant cells as compared to biopsies taken at the time of initial diagnosis. This result indicates that the CSC component of the tumor was relatively resistant to the chemotherapy. Moreover, it supports our belief that a combination of treatments that can effectively target both CSCs and other types of cancer cells is critical to create a durable clinical response.

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

        We believe that our diagnostics will enable us to identify patients that are the most likely to benefit from our drug candidates. By screening to identify these patients, we expect to be able to select appropriate patients for enrollment in our clinical trials and ultimately, if we obtain marketing approval, patients who are likely to respond to our therapies. We also plan to use these diagnostics to measure the selective killing of CSCs by our product candidates as one of the ways of determining their efficacy.

        We expect that our use of proprietary diagnostics may accelerate the clinical development process. We believe that use of these diagnostics may provide early, objective signals of drug activity to guide us to optimal dosing and the sequencing of agents more quickly. We also believe that this approach may ultimately enable physicians to identify patients who are likely to benefit most from these therapies and make better clinical decisions during therapy.We are working on companion diagnostics for our therapeutic programs based on both in-licensed and internally developed technology and science.

OUR STRATEGY

        We believe that a key reason for the failure of many current cancer treatments is that they fail to kill CSCs, which we believe are responsible for the initiation, metastasis and recurrence of many cancers. Our goal is to build a leading biopharmaceutical company focused on the discovery, development and, ultimately, commercialization of novel drugs and companion diagnostics targeting CSCs. Key elements of our strategy to achieve this goal are:

  •
  Execute on the registration-directed trial of VS-6063 in mesothelioma named COMMAND (Control of Mesothelioma with MAinteNance Defactinib). We have met with the regulatory agencies in the United States and the United Kingdom and interacted with the regulatory agencies in ten other countries. Based on these discussions, we believe that positive results from this trial, if obtained, may enable us to seek regulatory approval for VS-6063 in mesothelioma.

  •
  Rapidly advance our product candidates through clinical development. We have initiated clinical trials of VS-6063 both as a single agent and in combination with the standard chemotherapy paclitaxel and are conducting additional clinical trials with VS-4718 and VS-5584. We expect to initiate further clinical trials over the next several years.

  •
  Expand the indications in which our product candidates may be used. In parallel to the mesothelioma, ovarian and non-small cell lung cancer trials that we are currently conducting, we plan to pursue additional disease indications as we believe CSCs are implicated in many types cancers, including breast, pancreatic, colon, brain, lung and leukemia.

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

  •
  Consider acquiring or in-licensing rights to additional compounds. We may pursue the acquisition or in-license from third parties of rights to additional compounds that target CSCs. We believe that our approach of identifying CSC targeting product candidates from external sources at various stages of development to supplement our internal programs may allow us to initiate clinical development of a diverse pipeline of compounds more quickly than if we were to focus solely on internally developed candidates.

  •
  Maintain scientific leadership in the CSC field. We plan to continue to conduct research in the CSC field to further our understanding of the underlying biology of cancer progression and metastasis. We also plan to continue fostering relationships with top scientific advisors, researchers and physicians. We believe that exceptional advisors, employees and management are critical to leadership in the CSC field.

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

        We have three product candidates currently in clinical trials including the focal adhesion kinase (FAK) inhibitors VS-6063 and VS-4718, and the dual mTORC1/2 and PI3K inhibitor VS-5584. We are running clinical trials in cancers where cancer stem cells are implicated in disease progression, including mesothelioma, ovarian, non-small cell lung and other advanced cancers.

        We intend to incorporate patient selection markers and CSC-specific biomarkers into companion diagnostics for our product candidates for use in identifying patients who are likely to benefit from treatment. We may use this information to aid in the selection of patients for late stage clinical trials. For example, we may use a clinical test for the expression status of the protein merlin in patients with mesothelioma in our COMMAND trial. We also plan to utilize diagnostics to measure the effect that our product candidates have on CSCs in a tumor.

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

        To enhance therapeutic benefit, we may use our product candidates in combination with existing therapies in an effort to target both CSCs and other types of cancer cells. This approach is being utilized in our ongoing ovarian cancer trial of VS-6063 in combination with paclitaxel. A second approach to using CSC-targeting drugs in combination with chemotherapy is based upon the timing (or sequencing) of drug treatment. We believe that using our CSC-targeting drugs immediately following chemotherapeutic treatments (known as maintenance therapy) may complement the overall effect of treatment by eliminating the residual CSCs following chemotherapeutic treatment. We are using this approach in patients with mesothelioma in our COMMAND trial for VS-6063.

        We are developing our product candidates for the treatment of multiple cancer types, initially mesothelioma, ovarian and non-small cell lung cancer, and in the future, other cancers driven by CSCs. We believe that our product candidates target CSCs that have been implicated in aggressive cancers, metastasis and chemotherapeutic resistance.

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

        Mesothelioma is a relatively rare disease; it is estimated that the prevalence within the United States is approximately 2,500-3,000 cases per year and in the European Union it is approximately 3,500-4,000 cases per year. The World Health Organization estimates that there are approximately 59,000 cases of mesothelioma each year worldwide.

        A large majority of mesothelioma patients present with the pleural form around the lungs. Typically, symptoms are chest pain, shortness of breath, or both. The pain is usually dull, diffuse and characteristically worsens during the course of the illness. The pain may be described as heaviness or aching in the shoulder, arm, chest wall and upper abdomen.

        A 2011 study published in Oncogene reported that 90% of mesothelioma patient samples contained CSCs and implicated these cells in the development of drug resistance. In addition, the treatment of mesothelioma cells with Alimta led to an increase in the tumor-initiating capability of the drug resistant cells, as compared to those treated with placebo control. A recent report published in the journal Cancer Research describes that the dual loss of merlin and p16 in mesothelioma leads to highly aggressive tumors enriched in cancer stem cells.

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

Current Treatment

        Malignant mesothelioma carries a poor prognosis with a median survival of approximately 12 months from diagnosis. Mesothelioma is currently treated with a combination of surgery, radiotherapy and chemotherapy. The only approved drug treatment regimen for mesothelioma is Alimta in combination with carboplatinum or cisplatinum, referred to here collectively as cisplatin. A study by Vogelzang in 2003 reported that the median survival of patients treated with the combination of Alimta and cisplatin was 12.1 months as compared to the median survival of patients treated with cisplatin alone, which was 9.3 months. Following this first-line treatment, the duration of which is often limited by toxicity, patients are monitored but do not receive further therapy until disease progression. As reported by Buikhuisen et al., 2013, the median time to disease progression (progression free survival, or PFS) is approximately 4 months. Once progression occurs, there is no approved standard of care. As reported by Krug et al., in 2011 in an evaluation of 332 patients, this second-line setting has a median PFS of 6 weeks.

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

Prognosis

        For patients with ovarian cancer, the most important prognostic factor is stage of the disease. Unfortunately, most patients with ovarian cancer have widespread disease at diagnosis. This may be partly explained by relatively early spread to the rest of the abdominal cavity. General symptoms such as abdominal pain and swelling, gastrointestinal symptoms, and pelvic pain often go unrecognized, leading to delays in diagnosis. This is illustrated by the information in the following table, which shows, according to the National Cancer Institute's SEER Cancer Statistics Review, 2002-2008, the reduction in five-year survival rate for ovarian cancer patients based on the stage of the disease at the time at which the disease is diagnosed. The percentage of patients diagnosed at each stage of disease, referred to as stage distribution, is included below for comparative purposes.

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

        Unfortunately, chemotherapy is rarely curative in the treatment of ovarian cancer and many tumors become resistant to platinum-based chemotherapy, which is the primary treatment regimen. Further therapy with conventional chemotherapy is generally palliative, not curative, as the tumor is able to metastasize and spread to other sites in the body. A report by McNeish et al., at the 2013 American Society of Clinical Oncology reported that the use of paclitaxel in patients that had previously failed platinum-based chemotherapy resulted in less than 1% of patients achieving a complete response and an overall response rate of approximately 12% as defined by Response Evaluation Criteria In Solid Tumors (RECIST) guidelines. We believe it is the presence of CSCs that lead to this resistance and eventual disease progression.

NON-SMALL CELL LUNG CANCER

Overview

        According to the National Cancer Institute, the most common types of non-small cell lung cancer (NSCLC) are squamous cell carcinoma, large cell carcinoma, and adenocarcinoma. Although NSCLCs are associated with cigarette smoke, adenocarcinomas may be found in patients who have never smoked. As a class, NSCLCs are relatively insensitive to chemotherapy and radiation therapy compared with small cell lung cancer (SCLC). The National Cancer Institute estimates that in 2013 there were 228,190 new cases of lung cancer (both NSCLC and SCLC) in the United States and 159,480 deaths. Lung cancer is the leading cause of cancer-related mortality in the United States. The 5-year relative survival rate from 1995 to 2001 for patients with lung cancer was 15.7%

        A study published in Cancer Discovery in 2013 described the role of genetic mutations in several genes that drive carcinogenicity in NSCLC including Kras, p16 and p53. The researchers published data from preclinical models demonstrating that tumors that harbor both a Kras mutation in addition to a mutation in either p16 or p53 are particularly sensitive, as determined by overall survival, to treatment with a FAK inhibitor (VS-6062; an early compound in the same chemical series as VS-6063).

Current treatment of NSCLC

        Patients with resectable disease may be cured by surgery or surgery followed by chemotherapy. Local control can be achieved with radiation therapy in a large number of patients with unresectable disease, but cure is seen only in a small number of patients. Patients with locally advanced unresectable disease may achieve long-term survival with radiation therapy combined with chemotherapy. Patients with advanced metastatic disease may achieve improved survival and palliation of symptoms with chemotherapy, targeted agents, and other supportive measures. The disease becomes resistant to therapy and returns in the vast majority of patients. We believe it is the presence of CSCs that lead to this resistance and eventual disease progression.

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

        The choice of cancer drugs used to treat breast cancer is guided by clinical classification of the tumor as ER positive or negative, PR positive or negative and HER2 positive or negative. The presence, absence or combination of these biomarkers in patient tumors informs the selection of prescribed drugs, which include the anti-estrogen therapies Tamoxifen and aromatase inhibitors, as well as agents that directly target HER2, such as Herceptin, Tykerb and Kadcyla. These treatments may slow or stop cancer growth and are currently considered the most successful treatments for breast cancer. However, because TNBC patients are negative for ER, PR and HER2, the treatment options for these patients are limited. In particular, the targeted therapies, including Herceptin, Tykerb, Kadcyla and anti-estrogen treatments, are not effective for these patients. For example, in a study conducted at Baylor College of Medicine, in which biopsies were taken from breast cancer patients both before and after conventional chemotherapy treatment, the percentage of CSCs increased over the 12-week treatment period, indicating the survival of these cells.

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

VS-6063

Overview

        VS-6063, or defactinib, is an orally-available small molecule compound designed to target cancer stem cells through the inhibition of FAK signaling. We are currently evaluating VS-6063 as a potential therapy for mesothelioma, ovarian cancer, NSCLC and other solid tumors driven by CSCs. We have initiated clinical trials of VS-6063 in patients with cancer: including the registration-directed COMMAND study in patients with mesothelioma, a Phase 1/1b clinical trial of VS-6063 in combination with paclitaxel for patients with ovarian cancer, a Phase 2 study of VS-6063 in patients with NSCLC and a Phase 1 study of VS-6063 in Japanese patients with advanced solid tumors. We have received orphan drug designation for VS-6063 in mesothelioma in both the United States and the European Union.

Development status of VS-6063

        Phase 1 clinical trial in advanced solid tumors.    VS-6063 demonstrated a good safety profile and initial signs of clinical activity in a Phase 1 trial in 46 patients with advanced solid tumors. Patients were selected on the basis of a confirmed diagnosis of a non-hematologic malignancy that was unresponsive to currently available therapies or for which no standard therapy existed. VS-6063 was administered on a twice daily (BID) schedule and dose cohorts initially included a minimum of 3 patients. Dosing was based on flat milligram increments without adjustment for body size, the starting dose being 12.5 mg BID in the initial cohort. Safety, activity and pharmacokinetics, the process by which a drug is absorbed, distributed and metabolized in the body, were measured.

        16 of the 37 subjects enrolled, or 43%, at doses ≥100 mg BID (predicted active dose) experienced stable disease as their best response to treatment. The recommended Phase 2 dose based on safety, pharmacokinetics and activity was determined to be 400 mg/BID.

        Phase 1/1b clinical trial of VS-6063 in combination with paclitaxel in patients with ovarian cancers.    Ovarian cancer rapidly develops resistance to chemotherapy. Following development of resistance to front-line platinum therapy, there is not an approved standard of care although treatment with the chemotherapeutic paclitaxel is often used. We are currently conducting a clinical trial to evaluate the safety and efficacy of VS-6063 administered in combination with paclitaxel in patients with advanced ovarian cancer.

        This clinical study is comprised of two parts. Part 1 is a dose escalation of oral VS-6063 twice daily in addition to the standard dose of weekly paclitaxel. The purpose of part 1 is to assess the safety, evaluate pharmacokinetic parameters and determine the recommended Phase 2 dose in combination with paclitaxel. Part 2 includes patients treated with the recommended Phase 2 dose of VS-6063 in combination with paclitaxel. The purpose of part 2 is to evaluate the pharmacodynamic effect, the biochemical and physiological effect of VS-6063 through measurement of biomarkers from tumor biopsies pre- and post-treatment and assess the anti-cancer activity of VS-6063 when administered in combination with paclitaxel according to RECIST guidelines.

        We believe this approach will allow us to treat both the non-CSCs and CSCs simultaneously by the combination of chemotherapy (eg. paclitaxel) and a CSC-targeted agent (VS-6063) to hopefully enable a more durable clinical response.

        We reported data from the dose escalation phase of VS-6063 in combination with paclitaxel at the NCI/AACR/EORTC meeting in 2013. In this study, the addition of VS-6063 to weekly paclitaxel demonstrated a good safety profile with no worsening of the well-known side effects of paclitaxel at either the 200mg/BID or 400 mg/BID dose level of VS-6063 in addition to the standard dose of weekly paclitaxel of 80mg/m2. 400mg/BID is the recommended Phase 2 dose of VS-6063 both as a single agent and in combination with weekly paclitaxel. In addition, initial signs of clinical activity were observed including a complete response as determined by RECIST. The patient who achieved a complete response was on drug therapy for a total of 37 weeks.

        Registration-directed study in mesothelioma (COMMAND).    We are conducting a randomized, double-blind, multi-center, multi-national study of VS-6063 in patients with mesothelioma and at least stable disease post first-line therapy. We have met with the regulatory agencies in the United States and the United Kingdom and interacted with the regulatory agencies in ten other countries to discuss COMMAND and, based on these discussions, we believe that positive results, if obtained, from this trial will enable us to seek regulatory approval for VS-6063 in mesothelioma. The study is currently open and recruiting patients in 8 of 11 countries and 28 of 35-40 planned study centers. In total, we expect to enroll 350-400 patients into COMMAND.

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

        We believe the sequential dosing of chemotherapy (eg. Alimta plus cisplatin) and a CSC-targeted agent (VS-6063) in the maintenance setting immediately following front-line therapy will allow us to treat both the non-CSCs and CSCs.

        In a report at the NCI-AACR-EORTC conference in 2012, in a Phase 1 study of the orally available FAK inhibitor GSK2256098 by GlaxoSmithKline (GSK), a median PFS of 17.7 weeks was observed in 29 patients with recurrent mesothelioma in comparison to the previously reported median PFS of just 6.1 weeks in 332 similar patients receiving placebo. In addition, GSK evaluated the response to treatment based upon the status of the biomarker merlin. Patients who were deemed to be merlin-low had a median PFS of 24.1 weeks compared with 11.4 weeks for those patients whose tumors were deemed to be merlin-high as shown in the figure below.

        These observations generally suggest that FAK inhibition in mesothelioma may be helpful to slow disease progression and indicate that use of a diagnostic to identify patients with low levels of the biomarker merlin may predict for those most likely to have the greatest response to treatment with a FAK inhibitor.

        COMMAND is recruiting patients who have not progressed on at least 4 cycles of Alimta plus cisplatin as their most recent therapy. Immediately following completion of the front-line chemotherapy, patients begin to take VS-6063 or placebo by mouth, twice a day. This treatment strategy is known as switch maintenance therapy and there is no current standard of care recommended for patients with mesothelioma in this setting. The patients are stratified by their merlin expression, as described below, and within each stratum are then randomized to either VS-6063 or matched placebo.

        Mesothelioma is a rare disease making it important to derive as much information as possible, with as great a certainty as possible, from each clinical trial. It is hypothesized that the treatment effect in the subjects with merlin low tumors is likely to be greater than that in the merlin high group. Therefore, our design incorporates a sample size reassessment at a pre-planned interim analysis. The goals of the enrichment design approach are:

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

        The key endpoints of the study are overall survival, progression free survival and quality of life. Based on discussions with the regulatory agencies in the United States and United Kingdom and ten other countries, we believe that if VS-6063 significantly increases clinical benefit, it may allow us to seek regulatory approval.

        Phase 2 study of VS-6063 in patients with non-small cell lung cancer (NSCLC).    We are conducting a multi-center study of VS-6063 in patients with recurrent NSCLC following previous chemotherapy. There are 4 study arms, including patients with a KRAS-mutation, or a KRAS-mutation with accompanying secondary mutations in p16, p53 or both p16 and p53. The trial is being conducted at 8-10 sites in the US and is expected to enroll up to 44 patients (11 per arm) in the first stage of the Simon's two-stage trial design. A Simon's two-stage trial design incorporates a single pre-planned interim analysis to determine which enrollment arms are exhibiting a favorable response to treatment and allows for enrollment of an additional 12 patients with the same tumor mutation profile per arm. The Phase 2 study is designed to assess the effect of VS-6063 on progression free survival,overall response rate, and overall survival..

        Phase 1 study of VS-6063 in Japanese patients.    We are conducting a Phase 1 open-label, dose-escalation study of VS-6063 at Kinki University in Osaka, Japan. This study is designed to assess the safety, pharmacokinetics and pharmacodynamics of single agent VS-6063 in Japanese patients with advanced solid tumors. The study is expected to enroll 12-18 patients.

VS-4718

Overview

        VS-4718 is an orally-available small molecule compound designed to target cancer stem cells through the inhibition of FAK signaling. We are evaluating VS-4718 as a potential therapy for cancers driven by CSCs.

Development status of VS-4718

        We are currently conducting a Phase 1 clinical trial with VS-4718 in patients with advanced solid tumors. The dose escalation portion of the Phase 1 clinical trial is designed to determine the biologically active dose and maximum tolerated dose. Additional patients will be enrolled to assess safety, tolerability and to evaluate initial signs of activity.

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

        Studies published in Nature in 2006 reported that genetic activation of the PI3K/mTOR pathway in adult blood cells led to generation of leukemia CSCs. In addition, multiple studies have shown that PI3K pathway activity contributes to the maintenance of CSCs in breast, lung, and prostate cancers

VS-5584

Overview

        VS-5584 is an orally available small molecule that potently and selectively inhibits both mTORC1/2 and PI3K signaling. A 2013 study published in Science Translational Medicine described findings that the observed resistance to PI3K-alpha inhibitors in breast cancer is mediated by signaling through the mTOR complex. We believe that the dual inhibition of mTORC1/2 and PI3K by VS-5584 may provide a greater clinical benefit for patients.

Development status of VS-5584

        VS-5584 is currently in a Phase 1 clinical trial in patients with advanced cancers. The dose escalation portion of the Phase 1 clinical trial is designed to determine the biologically active dose and maximum tolerated dose. Additional patients will be enrolled to assess safety, tolerability and to evaluate initial signs of activity.

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

LICENSES

Whitehead Institute for Biomedical Research

Drug discovery platform license agreement

        In October 2010, we entered into an exclusive license agreement with the Whitehead Institute, both on its own behalf and as sole and exclusive agent of Harvard and MIT, or the drug discovery platform license agreement, which we amended and restated in January 2012. Under the drug discovery platform license agreement, we acquired an exclusive, royalty-bearing, worldwide license under patent rights owned by the Whitehead Institute, Harvard and MIT to develop, make, use and sell products covered by the licensed patent rights for use in treating cancer, and to develop and perform licensed processes, in each case, for all human therapeutic, prognostic and diagnostic uses.

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

        The Whitehead Institute, Harvard and MIT retain the right to, and may grant licenses to other academic and non-profit institutions for the right to, practice the licensed patent rights for research, teaching and educational purposes. The Whitehead Institute, Harvard, MIT or any such other institution could seek to license to third parties any intellectual property rights that it discovers using the licensed patent rights while pursuing these purposes. Under the agreement, we have a right, subject to the Whitehead Institute's obligations under third party research funding agreements, to negotiate a license for any compounds identified prior to a specified date in the Whitehead Institute's laboratory run by Dr. Weinberg that selectively target CSCs generated by induction through the Epithelial to Mesenchymal Transition, or EMT.

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

The Scripps Research Institute

        In November 2011, we entered into a license agreement with Poniard Pharmaceuticals, Inc., or Poniard, under which we acquired an exclusive, worldwide license under patent rights and know-how owned or controlled by Poniard to develop, make, use and sell compounds and products covered by the licensed patent rights for the diagnosis, treatment, prevention or control of all human diseases and conditions. These licensed patent rights include patent rights owned by The Scripps Research Institute, or Scripps, and licensed to Poniard. Under the agreement, we paid Poniard an upfront license fee and agreed to pay Poniard milestone payments upon the achievement of specified development and regulatory milestones.

        On August 2, 2013, patents and other rights which were the subject of our license agreement with Poniard were sold to Encarta, Inc., or Encarta. We purchased these assets from Encarta in an asset purchase agreement dated February 21, 2014 and also entered into a securities issuance agreement. Under the terms of these agreements, we issued 97,500 shares of common stock, issued a warrant to purchase 142,857 shares of common stock with an exercise price equal to $17.16 per share and paid Encarta $25,000. All existing obligations under the license agreement, including an achieved development milestone and an obligation to issue a warrant, were settled as part of this transaction.

        In connection with the asset purchase agreement, we also assumed the rights and obligations under the license agreement by and between Scripps and Poniard, dated May 5, 2008, or the Scripps License Agreement. Pursuant to the Scripps License Agreement, we acquired an exclusive, worldwide license under patent rights owned or controlled by Scripps to make and have made, to use and have used, to offer to sell, to sell and have sold, and import products covered by the licensed patent rights for the diagnosis, treatment or prevention of human diseases or conditions. The licensed patent rights include patents covering our product candidate VS-4718. Under the Scripps License Agreement, Scripps retains the right to grant non-exclusive licenses to nonprofit or academic institutions, without the right to sublicense, to use any of the licensed patent rights for any noncommercial research or education purposes.

        Pursuant to the Scripps License Agreement, we are obligated to pay Scripps potential product development milestone payments of up to an aggregate of $3,000,000 upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay Scripps low single-digit royalties as a percentage of net sales of licensed products. Our obligation to pay royalties on net sales is on a country by country basis. In the event that we challenge a patent or patent application covered by the Scripps License Agreement, our royalties will increase by fifty percent during the pendency of the challenge (and increase by one hundred percent in the event the challenge is not successful). We also forfeit the right to recoup any royalties, sublicense payments, milestone payments, patent costs or other payments during the period of any challenge to the patents covered under the Scripps License Agreement.

        If we license or acquire technology from a third party in order to commercialize a licensed product and to pay such third party royalties or other amounts, then we may deduct up to 50% of the amount paid to such third party from the payments owed to Scripps for such licensed product. This deduction is subject to specified limitations, including that in no event will any such deduction reduce a payment that we owe to Scripps to less than 50% of the otherwise applicable amount.

        We are required to use reasonable and diligent efforts to commercialize (directly or through sublicense arrangements) licensed products (including our product candidate VS-4718) in either the United States, the United Kingdom, France, Germany or Japan.

        The Scripps License Agreement expires upon the last expiration of any of the licensed patent rights. We have the right to terminate the Scripps License Agreement or any portion of our licensed rights under the Scripps License Agreement for any reason upon at least 90 days prior written notice and payment of a low five-figure termination fee. We are not responsible for the termination fee if Scripps defaults in the performance of its material obligations and fails to cure. Scripps can terminate the Scripps License Agreement for certain material breaches by us or defaults in our performance of material obligations.

Pfizer Inc.

        On July 11, 2012, we entered into a license agreement with Pfizer Inc., or Pfizer, under which Pfizer granted us worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer's inhibitors of focal adhesion kinase for all therapeutic, diagnostic and prophylactic uses in humans. We have the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions. We are solely responsible, at our own expense, for the clinical development of these products, which is to be conducted in accordance with an agreed-upon development plan. We are also responsible for all manufacturing and commercialization activities at our own expense. Pfizer provided us with an initial quantity of clinical supplies of one of the products for an agreed upon price.

        Upon entering into the license agreement, we made a one-time cash payment to Pfizer in the amount of $1.5 million and issued 192,012 shares of our common stock. Pfizer is also eligible to receive up to $2 million in developmental milestones and up to an additional $125 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid double digit royalties on future net sales of the products. Our royalty obligations with respect to each product in each country begin on the date of first commercial sale of the product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to us that covers the product in that country.

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

        There are other companies working to develop therapies that target CSCs. These companies include divisions of large pharmaceutical companies including Astellas Pharma Inc., Celgene, Inc., Sanofi-Aventis U.S. LLC, GlaxoSmithKline plc, Boehringer Ingelheim GmbH, Pfizer Inc. and others. There are also biotechnology companies of various sizes that are developing therapies against CSCs, including OncoMed Pharmaceuticals, Inc., Boston Biomedical Inc. (a division of Dainippon Sumitomo Corp) and Stemline Therapeutics, Inc. and others.

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

MANUFACTURING

        We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop, other than small amounts of compounds that we may synthesize ourselves for preclinical testing. To date, we have obtained starting materials for our supply of the bulk drug substance for our product candidates from third-party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have a long-term supply arrangement in place. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current third-party manufacturers should become unavailable to us for any reason, we believe that there are several potential replacements, although we might incur some delay in identifying and qualifying such replacements.

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

  •
  FDA review and approval of the NDA.

Preclinical studies

        Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

        If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the NDA or patent holder's receipt of the Paragraph IV certification, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

        The ANDA also will not be approved until any applicable non-patent exclusivity period, such as exclusivity for obtaining approval of a new chemical entity, for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active moiety during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity during which the FDA cannot grant effective approval of an ANDA for the conditions of use covered by the exclusivity, but FDA requires as a condition of approval new clinical trials conducted by or for the sponsor. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Under the Best Pharmaceuticals for Children Act, federal law also provides that periods of patent and non-patent marketing exclusivity listed in the Orange Book for a drug may be extended by six months if the NDA sponsor conducts pediatric studies identified by the FDA in a written request. For written requests issued by the FDA after September 27, 2007, the date of enactment of the FDAAA, the FDA must grant pediatric exclusivity no later than nine months prior to the date of expiration of patent or non-patent exclusivity in order for the six-month pediatric extension to apply to that exclusivity period.

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

Post-market

        After a device is on the market, numerous regulatory requirements apply. These requirements include: the QSR, labeling regulations, the FDA's general prohibition against promoting products for unapproved or "off label" uses, the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur, and the regulations, requiring manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA.

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

EMPLOYEES

        As of March 3, 2014, we had 30 full-time employees, including a total of 12 employees with M.D. or Ph.D. degrees. Of these full-time employees, 20 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

BUSINESS—EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age and position of each of our executive officers as of March 3, 2014.

Name	Age	Position
Christoph Westphal, M.D., Ph.D.	45	Executive Chairman
Robert Forrester	50	President, Chief Executive Officer
John Green	59	Chief Financial Officer
Joanna Horobin, M.B., Ch.B.	59	Chief Medical Officer
Daniel Paterson	52	Chief Business Officer
Jonathan Pachter, Ph.D.	56	Vice President, Head of Research
Monica Singh	33	Vice President and General Counsel

        Christoph Westphal, M.D., Ph.D. has served as our Executive Chairman since July 2013, as our Chief Executive Officer from September 2011 until July 2013 and our President from September 2011 until January 2013. He has served on our board of directors since August 2010 and as the Chairman of our board of directors since March 2011. Dr. Westphal has served as a partner of Longwood Fund, LP, a venture capital investment fund, since 2010. He served as the President of SR One, the corporate venture capital arm of GlaxoSmithKline, from 2010 until 2011. Dr. Westphal has previously been involved in founding a number of biotechnology companies as chief executive officer. Dr. Westphal co-founded Sirtris Pharmaceuticals, Inc., which was acquired by GlaxoSmithKline plc in 2008, and served as its Chief Executive Officer from 2004 to 2010. He also co-founded Alnara Pharmaceuticals, Inc., Acceleron Pharma, Inc., serving as its Chief Executive Officer in 2003, Alnylam Pharmaceuticals, Inc., serving as its Chief Executive Officer in 2002, and Momenta Pharmaceuticals, Inc., serving as its Chief Executive Officer in 2001. Dr. Westphal serves on the Board of Fellows of Harvard Medical School and the Board of Overseers for the Boston Symphony Orchestra and is a member of the Research Advisory Council at the Massachusetts General Hospital. He earned his M.D. from Harvard Medical School, his Ph.D. in genetics from Harvard University and his B.A. from Columbia University.

        Robert Forrester has served has served as our Chief Executive Officer since July 2013, as our Chief Operating Officer from March 2011 until July 2013 and our President since January 2013. Mr. Forrester has previously held executive level positions at both private and public life sciences companies. Prior to joining us, Mr. Forrester served as Chief Operating Officer of Forma Therapeutics, Inc. from 2010 until 2011. Previously he served as Interim President and Chief Executive Officer of CombinatoRx, Inc., now Zalicus Inc., from 2009 until 2010 and as its Executive Vice President and Chief Financial Officer from 2004 to 2009. Mr. Forrester served as Senior Vice President, Finance and Corporate Development at Coley Pharmaceuticals Group, Inc. from 2000 to 2003. He earned his LL.B. from Bristol University in England.

        John (Jack) Green has served as our Chief Financial Officer since May 2013. Prior to joining the Company, from March 2011 until November 2012, Mr. Green was Vice President, Finance and a key member of the senior management team for On-Q-ity and oversaw the financial activities, planning, budgeting and management of commercial and banking relationships. Previously, from May 2002 until June 2010, Mr. Green was the Senior Vice President and Chief Financial Officer of GTC Biotherapeutics (formerly Genzyme Transgenics Corporation) which was spun out from Genzyme Corporation as a stand-alone public company. Mr. Green is a Certified Public Accountant (CPA) with over 30 years of financial experience, including 20 within the biotechnology industry. Mr. Green received a Master's degree in Business Administration from Boston University Graduate School of Management and a Bachelor's degree from the College of the Holy Cross.

        Joanna Horobin, M.B., Ch.B. has served as our Chief Medical Officer since October 2012. Dr. Horobin has 30 years of pharmaceutical drug development experience. Prior to joining us, Dr. Horobin served as President of Syndax Pharmaceuticals from April 2012 to October 2012 and President and CEO from May 2006 to April 2012. At Syndax, Dr. Horobin designed and implemented the phase 2 clinical development of Entinostat in metastatic breast cancer. Entinostat has been designated breakthrough designation by the FDA. Previously, she served as VP, Oncology at Rhone-Poulenc Rorer (now Sanofi), COO of CombinatoRx (now Zalicus) and EVP at EntreMed with experience spanning clinical development, marketing, and general management in both public and private companies. At Rhone-Poulenc Rorer (now Sanofi) Dr. Horobin led the global oncology business, including the successful global launch of Taxotere® (docetaxel) in breast cancer and Campto/Camptosar® (CPT11) for colorectal cancer. Dr. Horobin also led a successful joint venture with Chugai to launch Granocyte® (lenograstim). Previously, Dr. Horobin played significant leadership roles in the approvals of Lovenox®, Celectol®, Augmentin®, Timentin®, temocillin, Bactroban® and Relafen®/Reliflex®. Dr. Horobin received her medical degree from the University of Manchester, England. While in clinical practice she gained membership to the Royal College of General Practitioners in the United Kingdom and holds a diploma of pharmaceutical medicine from the Royal College of Physicians in the United Kingdom.

        Daniel Paterson has served as our Chief Business Officer since July 2013 and as our Vice President, Head of Corporate Development and Diagnostics from March 2012 until July 2013. Prior to joining us, Mr. Paterson was a consultant in 2011 until joining us in 2012. From 2009 through 2010, Mr. Paterson was the COO of On-Q-ity. Mr. Paterson was the President and CEO of The DNA Repair Company from 2006 until 2009, when it was acquired by On-Q-ity. Previously, he held senior level positions at IMS Health, CareTools, OnCare and Axion.

        Jonathan Pachter, Ph.D. has served as our Vice President, Head of Research since July 2011. Prior to joining us, Dr. Pachter served as the Senior Director of Cancer Biology at OSI Pharmaceuticals, Inc., which was acquired by Astellas Pharma Inc. in 2010, from 2005 to 2011. He earned his Ph.D. in Neuroscience and his M.S. in Pharmacology from Baylor College of Medicine.

        Monica Singh has served as our General Counsel since March 2014. Prior to joining the Company, Ms. Singh was a member of the securities and public company group at Ropes & Gray LLP where she advised on corporate transactions involving public companies, investment banks and private equity funds and provided counsel on securities law compliance and corporate governance matters. Ms. Singh holds a B.A. from Amherst College and a J.D. from Harvard Law School.

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

        Since inception, we have incurred significant operating losses. As of December 31, 2013, we had a deficit accumulated during the development stage of $87.7 million. To date, we have not generated any revenues and have financed our operations through private placements of our preferred stock and public offerings completed in February 2012 and July 2013. We have devoted substantially all of our efforts to research and development. Our lead product candidate, VS-6063, is currently in a registration-directed trial in mesothelioma. Our other product candidates and VS-6063 in indications outside of mesothelioma are in earlier stage clinical trials. As a result we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

  •
  continue our research, preclinical and clinical development of our product candidates, including the registration-directed trial of VS-6063 in mesothelioma.

  •
  initiate additional clinical trials for our product candidates;

  •
  seek marketing approvals for any of our product candidates that successfully complete clinical trials;

  •
  ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

  •
  acquire or in-license other products and technologies;

  •
  maintain, expand and protect our intellectual property portfolio;

  •
  hire additional clinical, development and scientific personnel; and

  •
  add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

        We are an early stage company. We commenced active operations in the second half of 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and more recently undertaking preclinical and early clinical studies of our product candidates. We completed our initial public offering in February 2012. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It takes about ten to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Given our short operating history compared to the timeline required to fully develop a new drug, you are cautioned about making any predictions on our future success or viability based on our activities or results to date.

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

        We expect our existing cash, cash equivalents and investments, will enable us to fund our current operating plan and capital expenditure requirements into the first half of 2016. Our future capital requirements will depend on many factors, including:

  •
  the rate of progress, results and cost of completing of registration-directed trial of VS-6063 in mesothelioma;

  •
  assuming favorable clinical results, the cost, timing and outcome of our efforts to seek approval in mesothelioma in the United States and elsewhere in the world, including to fund the preparation and filing of regulatory submissions with the FDA and other regulatory agencies worldwide;

  •
  the scope, progress and, results of our other ongoing and potential future clinical trials;

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

        Although there is general consensus that some cancer cells have tumor- initiating capacity, there also is some debate in the scientific community regarding the defining characteristics of these cells, which we call CSCs, and the origin of these cells. Some believe that normal adult stem cells mutate and transform into CSCs. Others believe that all cancer cells have tumor-initiating capabilities, these capabilities cannot be attributed to a factor intrinsic to a particular cell and, therefore, a definitive CSC cannot be isolated or targeted. We believe that the discovery by our scientific co-founders of the link between the epithelial-to-mesenchymal transition, or EMT, and the emergence of cancer stem cells is one way a cancer cell can transition to a CSC, but this view is not universally accepted.

        Even if our beliefs regarding the existence, characteristics and function of CSCs are correct, any drugs that we develop may not effectively target CSCs. We do not believe that any drugs that target CSCs have been successfully developed to date for the treatment of cancer. While we are currently conducting clinical trials for product candidates that we believe target CSCs, we may not ultimately be successful in demonstrating their safety and efficacy.

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

        We have invested a significant portion of our efforts and financial resources in the identification, preclinical and early clinical development of drugs that target CSCs. We are conducting clinical trials of our lead product candidate, VS-6063, in multiple indications, including a registration-directed trial in mesothelioma. Our other product candidates are in earlier stage clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, particularly VS-6063. The success of our product candidates will depend on several factors, including the following:

  •
  successful completion of these clinical trials;

  •
  receipt of marketing approvals from applicable regulatory authorities, including pricing approvals where required;

  •
  establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

  •
  obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

  •
  establishing commercial capabilities, including hiring and training a sales force, and launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

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

        We are currently conducting a registration-directed trial of VS-6063 in mesothelioma. We have interacted with regulatory agencies in the US, UK and ten other countries to discuss this trial. Based on these discussions, we believe that positive results from this trial, if obtained, may enable us to seek regulatory approval for VS-6063. However, the FDA and foreign regulatory authorities may determine that the results from this trial do not support regulatory approval and may require us to conduct an additional clinical trial or trials. If these agencies take such a position, the costs of development of VS-6063 in mesothelioma could increase materially and its potential market introduction could be delayed. The regulatory agencies could also require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider an NDA application.

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

        We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the U.S. Food and Drug Administration, or FDA, or similar regulatory authorities outside the United States. In addition, there are a number of ongoing clinical trials for product candidates treating cancer. Patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates, particularly if they view such treatments to be more conventional and established.

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

        For example, we may have difficulty enrolling a sufficient number of patients in our registration-directed trial of VS-6063 in mesothelioma due to the relatively small patient population and the rapid progression of the disease.

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

If serious adverse or unexpected side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

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

If we fail to obtain regulatory approval in jurisdictions outside the United States, we will not be able to market our products in those jurisdictions.

        We intend to seek regulatory approval for our product candidates in a number of countries outside of the United States and expect that these countries will be important markets for our products, if approved. Marketing our products in these countries will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The regulations that apply to the conduct of clinical trials and approval procedures vary from country to country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, drugs must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market.

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

        We plan to develop companion diagnostics for our therapeutic product candidates. There has been limited success to date industry wide in developing these types of companion diagnostics. To be successful, we would need to address a number of scientific, technical and logistical challenges. We have only recently initiated development of companion diagnostics. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part on third parties for their design and manufacture. For example, we have entered into agreements with the Laboratory Corporation of America Holdings to assist us in validating biomarkers for VS-6063, and establishing, validating and performing a test for merlin protein being used for stratification in the COMMAND study, and in the development of an applicable companion diagnostic, if necessary. If we or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:

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

        There are also a number of products in clinical development by third parties to treat cancer by targeting CSCs. These companies include divisions of large pharmaceutical companies, including Astellas Pharma US, Inc., Sanofi-Aventis US LLC, GlaxoSmithKline plc, Boehringer Ingelheim GmbH, Pfizer Inc, Celgene, Inc. and others. There are also biotechnology companies of various sizes that are developing therapies against CSCs, including OncoMed Pharmaceuticals, Inc., Boston Biomedical, Inc (a division of Dainippon Sumitomo Corp.)., Stemline Therapeutics, Inc. and others. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure CSCs than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

        In addition, to the extent that product or product candidates of our competitors demonstrate serious adverse side effects or are determined to be ineffective in clinical trials, the development of our product candidates could be negatively impacted.

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

We rely in part on third parties to conduct our clinical trials and preclinical testing, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates..

        We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. For example, we currently rely on third party CROs to conduct our registration-directed trial of VS-6063 in mesothelioma, our Phase 1b trial of VS-6063 in combination with weekly paclitaxel for patients with ovarian cancer, our Phase 2 study of VS-6063 in patients with non-small cell lung cancer, our Phase 1 trial of VS-6063 in Japan in patients with solid tumors and our Phase 1 trials of VS-4718 and VS-5584 in patients with advanced cancers. We compete with many other companies for the resources of these third parties. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and ultimately the commercialization of our product candidates.

        Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, or GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We contract with third parties for the manufacture of our product candidates and for compound formulation research, and these third parties may not perform satisfactorily.

        We do not have any manufacturing facilities or personnel. We currently obtain all of our supply of our product candidates for clinical development from third-party manufacturers or third-party collaborators, and we expect to continue to rely on third parties for the manufacture of clinical and, if necessary, commercial quantities of our product candidates. In addition, we current rely on third parties for the development of various formulations of our product candidates. We obtain our supplies from these manufacturers on a purchase order basis, and we do not have any long term supply agreements in place. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

        Any of these third parties may terminate their engagement with us at any time. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

  •
  reliance on the third party for regulatory compliance and quality assurance;

  •
  the possible breach of the manufacturing agreement by the third party, including the misappropriation of our proprietary information, trade secrets and know-how;

  •
  the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

  •
  disruptions to the operations of our manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or a catastrophic event affecting our manufacturers or suppliers.

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

        If our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement, as well as producing the drug product. In addition, we have to enter into technical transfer agreements and share our know-how with the third-party manufacturers, which can be time-consuming and may result in delays.

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

        We are a party to a number of intellectual property license agreements with third parties, including the Whitehead Institute, The Scripps Research Insitute, or Scripps, and Pfizer, Inc., or Pfizer, and expect to enter into additional license agreements in the future. In particular, we have exclusively licensed rights to our lead product candidate, VS-6063, from Pfizer. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. For example, under our license agreements with the Whitehead Institute, Scripps, and Pfizer, we are required to use commercially reasonable efforts to develop and commercialize licensed products under the agreement and to satisfy other specified obligations. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or to convert the exclusive licenses to non-exclusive licenses, which could materially adversely affect the value of the product candidate being developed under these license agreements. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. If the Whitehead Institute were to terminate its drug discovery platform license agreement with us for any reason, we would lose access to the EMT technology and the ability to use the stable population of CSCs for high-throughput screening. If Scripps were to terminate its license agreement with us for any reason, we would lose our rights to VS-4718. If Pfizer were to terminate its license agreement with us for any reason, we would lose our rights to VS-6063, which is our lead product candidate.

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

        The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties and are reliant on our licensors. For example, we do not control the prosecution of the patent applications licensed to us under our agreements with the Whitehead Institute or those patent applications owned by Scripps .. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. If such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

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

        Assuming the other requirements for patentability are met, in the United States, for patents that have an effective filing date prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. In March 2013, the United States transitioned to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

        We intend to seek regulatory approval for our product candidates in a number of countries outside of the United States and expect that these countries will be important markets for our products, if approved .In order to market and sell our products in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

We have received for orphan disease status for VS-6063 for mesothelioma in the United States and the European Union, but there can be no assurance that we will be able to prevent third parties from developing and commercializing products that are competitive to VS-6063.

        We received orphan drug designation in the U.S. and the EU for the use of VS-6063 in mesothelioma. If VS-6063 obtains marketing authorization, it will receive orphan drug exclusivity. Orphan drug exclusivity grants seven years of marketing exclusivity under the Federal Food, Drug and Cosmetic Act and up to 10 years of marketing exclusivity in Europe. A competitor may receive orphan drug marketing authorization prior to us for the same indication for which we are developing VS-6063.

Other companies have received orphan drug designations for compounds other than VS-6063 for mesothelioma in the U.S. and EU. While the orphan drug exclusivity for VS-6063 would provide market exclusivity in the U.S., Europe, and other countries, we would not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe on the basis of orphan drug designation. Furthermore, the marketing exclusivity in Europe can be reduced from 10 years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan medicinal product. We cannot guarantee that another company also with orphan drug designation will not receive marketing authorization for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company's period of exclusivity has expired. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product, or if the later product is a different drug than VS-6063. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug.

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

        We are highly dependent on Christoph Westphal, our Executive Chairman, Robert Forrester, our President and Chief Executive Officer, and Joanna Horobin, our Chief Medical Officer, as well as the other principal members of our management and scientific teams, including our scientific co-founders, Robert Weinberg and Eric Lander. Although we have formal employment agreements with Christoph Westphal, Robert Forrester and Joanna Horobin, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

        As of December 31, 2013, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 40% of our capital stock. As a result, if these stockholders chose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they chose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

        Our stock price has been volatile. Since January 27, 2012, when we became a public company, the price for one share of our common stock has reached a high of $18.82 and a low of $6.25. We cannot predict whether the price of our common stock will rise or fall. The market price for our common stock may be influenced by many factors, including:

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

Year ended December 31, 2013	High	Low
First quarter	$11.75	$8.78
Second quarter	$14.09	$8.27
Third quarter	$18.82	$12.38
Fourth quarter	$13.47	$8.60

Year ended December 31, 2012	High	Low
First quarter (beginning January 27, 2012)	$12.24	$10.05
Second quarter	$11.58	$8.89
Third quarter	$12.00	$7.56
Fourth quarter	$9.67	$6.25

HOLDERS

        As of February 28, 2014, there were 40 holders of record of our common stock and the closing price of our common stock on the NASDAQ Global Market as of that date was $13.37. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

DIVIDENDS

        We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table contains information about our equity compensation plans as of December 31, 2013. There are no equity compensation plans that have not been approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	2,388,062	$8.66	1,372,376

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

        The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from January 27, 2012 (the first date that shares of our common stock were publicly traded) through December 31, 2013. The comparison assumes $100 was invested after the market closed on January 27, 2012 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN*
Among Verastem, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*
$100 invested on 1/27/12 in stock or 12/31/11 in index, including reinvestment of dividends. Fiscal year ending December 31, 2013.

Cumulative Total Return Comparison

	1/27/12	3/12	6/12	9/12	12/12	3/13	6/13	9/13	12/13
Verastem, Inc.	100.00	98.56	87.38	84.67	79.26	86.74	125.16	112.26	102.80
NASDAQ Composite	100.00	118.32	112.69	120.24	116.75	127.31	133.33	149.00	165.43
NASDAQ Biotechnology	100.00	115.66	120.05	134.02	133.42	161.32	172.32	207.74	226.99

PURCHASE OF EQUITY SECURITIES

        We did not purchase any of our equity securities during the period covered by this Annual Report on Form 10-K.

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

        As of February 28, 2014, we have used approximately $56.8 million of the net proceeds primarily to fund the preclinical and clinical development of our lead product candidates, to advance and expand the research and preclinical development of additional product candidates and companion diagnostics and for working capital, capital expenditures and other general corporate purposes.

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

	Period from August 4, 2010 (inception) to December 31, 2010	Years Ended December 31,			Period from August 4, 2010 (inception) to December 31, 2013
Statement of operations data:		2011	2012	2013
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$400	$9,883	$21,712	$25,930	$57,925
General and administrative	384	3,815	10,518	15,472	30,189

Total operating expenses	784	13,698	32,230	41,402	88,020

Loss from operations	(784)	(13,698)	(32,230)	(41,402)	(88,114)
Interest income	—	15	246	200	461

Net loss	(784)	(13,683)	(31,984)	(41,202)	(87,653)
Accretion of preferred stock	(2)	(32)	(6)	—	(40)

Net loss applicable to common stockholders	$(786)	$(13,715)	$(31,990)	$(41,202)	$(87,693)

Net loss per share applicable to common stockholders—basic and diluted	$(0.91)	$(10.59)	$(1.70)	$(1.82)	$(6.90)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	850	1,295	18,765	22,680	12,707

	As of December 31,
Balance sheet data:	2010	2011	2012	2013
	(in thousands)
Cash, cash equivalents and investments	$3,584	$56,805	$91,520	$123,656
Working capital	3,228	44,795	54,683	94,151
Total assets	3,604	59,037	92,923	125,261
Redeemable convertible preferred stock	3,923	68,141	—	—
Deficit accumulated during the development stage	(784)	(14,467)	(46,451)	(87,653)
Total stockholders' (deficit) equity	(687)	(12,766)	90,466	117,446

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Risk Factors" and elsewhere in this Form 10-K, our actual results may differ materially from those described in or implied by these forward-looking statements. Please also refer to the section under heading "Special Note Regarding Forward-Looking Statement."

OVERVIEW

        We are a clinical-stage biopharmaceutical company focused on discovering and developing proprietary small molecule drugs targeting cancer stem cells along with proprietary companion diagnostics. A cancer stem cell is a particularly aggressive type of tumor cell, resistant to conventional cancer therapy, that we believe is an underlying cause of tumor recurrence and metastasis. Our scientific co-founders have made discoveries that link the epithelial-to-mesenchymal transition, or EMT, to the emergence of cancer stem cells. This transition involves the transformation of one type of cancer cell into a more aggressive and drug resistant type of cancer cell. Building on these discoveries, our scientific co-founders developed proprietary technology to create a stable population of cancer stem cells that we use to screen for and identify small molecule compounds that target cancer stem cells. We have initiated multiple clinical trials with our product candidates VS-6063, VS-4718 and VS-5584, including a potentially pivotal trial of VS-6063 in mesothelioma.

        We commenced active operations in the second half of 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical studies of our most advanced product candidates and, recently, initiating clinical trials for our product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock, our initial public offering in February 2012 and our follow-on offering in July 2013.

        As of December 31, 2013, we had a deficit accumulated during the development stage of $87.7 million. Our net loss was $41.2 million, $32.0 million, $13.7 million and $87.7 million for the years ended December 31, 2013, 2012 and 2011 and for the period from August 4, 2010 (inception) to December 31, 2013, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

  •
  external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, clinical sites, manufacturing organizations and consultants, including our scientific advisory board;

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

        We use our employee and infrastructure resources across multiple research and development projects. We do not allocate employee-related expenses or depreciation to any particular project and do not track research and development costs by project. The components of our research and development costs are described in more detail in "—Results of operations."

        We anticipate that our research and development expenses will increase significantly in future periods as we continue costlier development activities, including clinical trials for our product candidates.

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

  •
  our ability to market, commercialize and achieve market acceptance for any of our product candidates that we receive regulatory approval for;

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

Interest income

        Interest income includes interest earned on our cash equivalent and investment accounts. Prior to September 30, 2011, our cash and cash equivalents were invested in non-interest-bearing accounts. As a result, we did not earn interest income until the last three months of 2011.

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

Accrued research and development expenses

        As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include fees paid to contract research organizations, or CROs, in connection with research and development activities for which we have not yet been invoiced.

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

        We recognize stock-based compensation expense for stock options issued to employees based on the grant date fair value of the awards on a straight-line basis over the requisite service period. We record stock-based compensation expense for stock options issued to non-employees based on the estimated fair value of the services received or of the equity instruments issued, whichever is more reliably measured, based on the vesting date fair value of the awards on a straight-line basis over the vesting period.

        We estimate the fair value of stock option awards using the Black-Scholes option-pricing model. Determining the fair value of share-based awards requires the use of subjective assumptions, including the expected term of the award and expected stock price volatility. The assumptions used in determining the fair value of share-based awards represent management's best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change, and we use different assumptions, our share-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock option. Because we do not have a sufficient history to estimate the expected term, we use the simplified method as described in SAB Topic 14.D.2 for estimating the expected term. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. Because there was no public market for our common stock prior to our initial public offering, we lacked company-specific historical and implied volatility information. Therefore, we used the historical volatility of a representative group of public biotechnology and life sciences companies with similar characteristics to us. In 2012, subsequent to our initial public offering, we began to consider including our own historical volatility, based on future expectations. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We also recognize compensation expense for only the portion of options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options based on our historical forfeiture rate, adjusted for known trends, and used these rates in developing a future forfeiture rate.

        We have also granted performance-based restricted stock units (RSUs) with terms that allow the recipients to vest in a specific number of shares based upon the achievement of performance-based milestones as specified in the grants. Share-based compensation expense associated with these performance-based RSUs is recognized if the performance condition is considered probable of achievement using management's best estimates of the time to vesting for the achievement of the performance-based milestones. If the actual achievement of the performance-based milestones varies from our estimates, share-based compensation expense could be materially different than what is recorded in the period. The cumulative effect on current and prior periods of a change in the estimated time to vesting for performance-based RSUs will be recognized as compensation cost in the period of the revision, and recorded as a change in estimate.

        While the assumptions used to calculate and account for share-based compensation awards represents management's best estimates, these estimates involve inherent uncertainties and the application of management's judgment. As a result, if revisions are made to our underlying assumptions and estimates, our share-based compensation expense could vary significantly from period to period.

        As of December 31, 2013, there was approximately $8.2 million, $4.3 million and $2.0 million of unrecognized share-based compensation, net of estimated forfeitures, related to stock options, restricted stock units and restricted stock awards, respectively, which are expected to be recognized over weighted-average periods of 2.7 years, 2.1 and 0.75 years, respectively. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures. See Notes 2 and 8 to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of share-based compensation.

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

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

        Research and development expense.    Research and development expense for the year ended December 31, 2013 (2013 Period) was $25.9 million compared to $21.7 million for the year ended December 31, 2012 (2012 Period). The $4.2 million increase from the 2012 Period to the 2013 Period was primarily related to an increase of $4.9 million in contract research organization expense for outsourced biology, chemistry and development services, which includes our clinical trial costs, a $1.8 million increase in personnel costs primarily due to increased average headcount, an approximate $619,000 increase in stock-based compensation expense and an increase of approximately $368,000 in travel fees primarily due to increased travel associated with our clinical trials. These increases were partially offset by a decrease of $3.5 million in license fee expense related to our agreement with Pfizer, Inc.

        General and administrative expense.    General and administrative expense for the 2013 Period was $15.5 million compared to $10.5 million for the 2012 Period. The $5.0 million increase from the 2012 Period to the 2013 Period primarily resulted from an increase of $2.4 million in stock-based compensation expense associated with restricted stock units, an increase in professional fees and other costs of $1.5 million, an increase in consulting fees of approximately $514,000, an approximate $274,000 increase in corporate franchise taxes and an approximate $339,000 increase in personnel costs primarily due to increase in salaries and headcount.

        Interest income.    Interest income decreased to approximately $200,000 for the 2013 Period from approximately $246,000 for the 2012 Period. This decrease was primarily due to lower coupon rates on investments for the 2013 Period compared to the 2012 Period.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

        Research and development expense.    Research and development expense for the year ended December 31, 2012 was $21.7 million compared to $9.9 million for the year ended December 31, 2011. The $11.8 million increase is primarily related to increased contract research organization expense of $4.1 million, an increase of $3.6 million in license fees due to our agreement with Pfizer, Inc., including expense associated with the issuance of 192,012 shares of common stock, an increase of $3.3 million for personnel costs, including stock-based compensation of $2.0 million, primarily due to a higher fair value of our common stock, an increase of an approximate $404,000 for laboratory supplies, an increase of an approximate $118,000 for depreciation due to additional laboratory equipment and an approximate $86,000 in additional occupancy costs due to a full year of costs associated with our new facility that we occupied in May 2011.

        General and administrative expense.    General and administrative expense for the year ended December 31, 2012 was $10.5 million compared to $3.8 million for the year ended December 31, 2011. The $6.7 million increase resulted from an increase of $4.6 million for personnel costs, including stock-based compensation of $3.8 million, primarily due to higher fair value of our common stock, an increase of $1.1 million in professional fees primarily related to additional legal and accounting fees for being a publicly traded company, an increase of an approximate $389,000 in insurance costs primarily related to being a publicly traded company, an increase of an approximate $272,000 in consulting fees and an increase of travel and entertainment costs of an approximate $95,000.

        Interest income.    Interest income increased to approximately $246,000 for the year ended December 31, 2012 from approximately $15,000 for the year ended December 31, 2011. The increase in interest income was caused by an increase in the average cash balances available for investment and an increase in interest rates earned on investments. The increase in the average cash balances for investment was primarily due to the net proceeds from the sale of Series C redeemable convertible preferred stock in November 2011 and net proceeds from our initial public offering in February 2012. For most of the year ended December 31, 2011, our cash was deposited in non-interest bearing accounts.

        Accretion of preferred stock.    During 2012, we recorded $6,000 of accretion reflecting the periodic accretion of issuance costs associated with our series A, series B and series C preferred stock through the date of our initial public offering when all outstanding shares of preferred stock converted into common stock compared to $32,000 for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

        To date, we have not generated any revenues. We have financed our operations to date through private placements of our preferred stock, our initial public offering in February 2012 and our follow-on offering in July 2013. As of December 31, 2013, we had received $68.1 million in net proceeds from the issuance of preferred stock and $116.6 million in net proceeds from our public offerings. As of December 31, 2013, we had $123.7 million in cash, cash equivalents, short-term investments and long-term investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, government-sponsored enterprise securities and corporate bonds.

Cash flows

        The following table sets forth the primary sources and uses of cash for each of the periods set forth below.

	Years Ended December 31,
	2011	2012	2013
Net cash provided by (used in)
Net cash used in operating activities	$(9,372)	$(22,601)	$(26,305)
Net cash used in investing activities	(36,722)	(45,859)	(23,393)
Net cash provided by financing activities	63,464	57,602	58,491

Net increase (decrease) in cash and cash equivalents	$17,370	$(10,858)	$8,793

        Operating activities.    The use of cash in all periods resulted from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used for the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily due to an increase in research and development expenses related to our ongoing clinical trials and development of our lead product candidates. The increase in cash used in operating activities for the year ended December 31, 2012 compared to the year ended December 31, 2011 is due to an increase in research and development expenses as we increased our research and development headcount and increased spending on external research and development costs. We expect cash used in operating activities to continue to increase for the foreseeable future as we fund our increased research, development and clinical activities.

        Investing activities.    The cash used in investing activities for the year ended December 31, 2013 includes $23.3 million in net purchases of investments and approximately $56,000 of property and equipment purchases. The cash used in investing activities for the year ended December 31, 2012 reflects the net purchases of investments of $45.5 million and the purchase of approximately $310,000 of property and equipment. The cash used in investing activities for the year ended December 31, 2011 included $35.9 million purchase of investments, approximately $785,000 of purchases of property and equipment and an $86,000 increase in restricted cash related to a standby letter of credit issued as a security deposit for our facility lease.

        Financing activities.    The cash provided by financing activities for the year ended December 31, 2013 is primarily related the $59.8 million of net proceeds from our follow-on offering offset by $1.3 million cash used to settle our restricted stock liability. The cash provided by financing activities for the year ended December 31, 2012 reflects the $57.6 million of net proceeds from our initial public offering not including costs incurred in 2011 related to the transaction. The cash provided by financing activities in the year ended December 31, 2011 is primarily the result of the sale and issuance of 12,000,000 shares of our series A preferred stock for net proceeds of $12.0 million, the sale and issuance of 16,025,000 shares of our series B preferred stock for net proceeds of $31.9 million, the sale and issuance of 9,067,825 shares of our series C preferred stock for net proceeds of $20.2 million.

        In December 2013, the Company entered into an agreement under which it may offer and sell, from time to time, shares of our common stock in "at the market" offerings up to a total aggregate market value of $35 million. The Company may use this facility at its discretion and no shares have been sold under this facility through February 28, 2014.

Funding requirements

        We have three product candidates currently in clinical trials. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

  •
  continue our research, preclinical and clinical development of our product candidates, including the registration-directed trial of VS-6063 in mesothelioma;

  •
  initiate additional clinical trials for our product candidates;

  •
  seek marketing approvals for any of our product candidates that successfully complete clinical trials;

  •
  ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

  •
  maintain, expand and protect our intellectual property portfolio;

  •
  acquire or in-license other products and technologies;

  •
  hire additional clinical, development and scientific personnel; and

  •
  add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

  •
  the rate of progress, results and cost of completing of registration-directed trial of VS-6063 in mesothelioma;

  •
  assuming favorable clinical results, the cost, timing and outcome of our efforts to seek approval in mesothelioma in the United States and elsewhere in the world, including to fund the preparation and filing of regulatory submissions with the FDA and other regulatory agencies worldwide;

  •
  the scope, progress and, results of our other ongoing and potential future clinical trials;

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following table summarizes our contractual obligations at December 31, 2013.

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$307	$307	—	—	—
License agreements(1)	—	—	—	—	—

(1)
As discussed in Note 11 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, we have executed several agreements to license intellectual property. The license agreements require us to pay upfront license fees and ongoing annual license maintenance fees, totaling a minimum of $160,000 per year beginning in 2014 up to a maximum amount of $440,000 per year beginning in 2017, as well as reimburse certain patent costs incurred by the licensors, as applicable. We have not included maintenance fees in the table above since the minimum annual payments are perpetual and the agreements are cancelable by us at any time upon prior written notice to the licensor.

          In July 2012, we entered into a License Agreement with Pfizer Inc., ("Pfizer"), under which Pfizer granted us worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer's inhibitors of focal adhesion kinase (the "Products") for all therapeutic, diagnostic and prophylactic uses in humans. We have the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions. We are solely responsible, at our own expense, for the clinical development of the Products, which is to be conducted in accordance with an agreed-upon development plan. We are also responsible for all manufacturing and commercialization activities at our own expense. Pfizer was required to provide us with an initial quantity of clinical supply of one of the Products for an agreed upon price. We made a one-time cash payment to Pfizer in the amount of $1.5 million and issued 192,012 shares of our common stock. Pfizer is also eligible to receive up to $2 million in developmental milestones and up to an additional $125 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid double digit royalties on future net sales of Products. Our royalty obligations with respect to each Product in each country begin on the date of first commercial sale of the Product in that country, and end on the later of 10 years after the date of first commercial sale of the Product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to us that covers the Product in that country.

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

          Under our license agreement with Poniard that we entered into in November 2011 relating to VS-4718 and certain other compounds, we paid an upfront license fee and agreed to pay Poniard milestone payments upon the achievement of specified development and regulatory milestones. In February 2014, we purchased the assets which were the subject of our license agreement with Poniard from Encarta, Inc. (Encarta), who had previously purchased those assets in 2013. In consideration for the assets, we issued 97,500 shares of common stock, a warrant to purchase 142,857 shares of common stock with an exercise price equal to $17.16 per share and paid $25,000. All existing obligations under the license agreement, including an achieved development milestone and an obligation to issue a warrant, were settled as part of this transaction. In connection with the asset purchase agreement, we also assumed the rights and obligations under the Scripps License Agreement. Pursuant to the Scripps

  License Agreement, we are obligated to pay Scripps potential product development milestone payments of up to an aggregate of $3,000,000 upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay Scripps low single-digit royalties as a percentage of net sales of licensed products, subject to adjustments in certain circumstances. Our obligation to pay royalties on net sales is on a country by country basis.

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

  TAX LOSS CARRYFORWARDS

          As of December 31, 2013, we had federal and state net operating loss carryforwards of $65.7 million and $65.0 million, respectively, which are available to reduce future taxable income. We also had federal tax credits of $1.5 million and state tax credits of approximately $514,000, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2033. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2013, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards of approximately $29.7 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

  RECENTLY ADOPTED ACCOUNTING STANDARDS

          We have not recently adopted any new accounting standards.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $123.7 million and $91.5 million as of December 31, 2013 and 2012, respectively, consisting of cash, money market funds, United States Treasuries, government-sponsored enterprise securities and corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

          We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2013 and 2012, approximately $790,000 and $42,000 of our total liabilities was denominated in currencies other than the functional currency, respectively.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

          Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

  Management's Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

        Other than the information regarding our executive officers provided in Part I of this report under the heading "Business—Executive Officers of the Registrant," the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of the Stockholders.

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements

        See Part II, Item 8 for the Financial Statements required to be included in this Annual Report on Form 10-K.

Financial Statement Schedules

        All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Exhibits

        Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of March 2014.

VERASTEM, INC.
By:	/s/ ROBERT FORRESTER Robert Forrester Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT FORRESTER Robert Forrester	Chief Executive Officer and Director (Principal executive officer)	March 6, 2014
/s/ JOHN B. GREEN, CPA John B. Green, CPA	Chief Financial Officer (Principal financial officer and Principal accounting officer)	March 6, 2014
/s/ RICHARD ALDRICH Richard Aldrich	Director	March 6, 2014
/s/ JOHN K. CLARKE John K. Clarke	Director	March 6, 2014
/s/ MICHAEL KAUFFMAN, M.D., PH.D. Michael Kauffman, M.D., Ph.D.	Director	March 6, 2014
/s/ ALISON LAWTON Alison Lawton	Director	March 6, 2014
/s/ S. LOUISE PHANSTIEL S. Louise Phanstiel	Director	March 6, 2014

Signature	Title	Date

/s/ STEPHEN SHERWIN, M.D. Stephen Sherwin, M.D.	Director	March 6, 2014
/s/ HENRI TERMEER Henri Termeer	Director	March 6, 2014
/s/ CHRISTOPH WESTPHAL, M.D., PH.D. Christoph Westphal, M.D., Ph.D.	Director	March 6, 2014

Verastem, Inc.
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

The years ended December 31, 2011, 2012 and 2013, and the period from August 4, 2010 (inception) to December 31, 2013

CONTENTS

Verastem, Inc.
(A development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Verastem, Inc.

        We have audited the accompanying consolidated balance sheets of Verastem, Inc. (a development stage company) (the Company) as of December 31, 2012 and 2013, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2013 and for the period from August 4, 2010 (inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verastem, Inc. as of December 31, 2012 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 and the period from August 4, 2010 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 6, 2014

Verastem, Inc.
(A development stage company)

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2012	2013
Assets
Current assets:
Cash and cash equivalents	$10,096	$18,889
Short-term investments	46,480	82,423
Restricted cash	—	86
Prepaid expenses and other current assets	506	557

Total current assets	57,082	101,955
Property and equipment, net	811	631
Long-term investments	34,944	22,344
Other assets	—	331
Restricted cash	86	—

Total assets	$92,923	$125,261

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,848	$2,760
Accrued expenses	551	4,327
Liability classified stock-based compensation awards	—	717

Total current liabilities	2,399	7,804
Deferred rent	38	—
Liability for shares subject to repurchase	20	11
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 20,364 and 25,328 shares issued and outstanding at December 31, 2012 and 2013, respectively	2	3
Additional paid-in capital	136,893	205,068
Accumulated other comprehensive income	22	28
Deficit accumulated during the development stage	(46,451)	(87,653)

Total stockholders' equity	90,466	117,446

Total liabilities and stockholders' equity	$92,923	$125,261

See accompanying notes.

Verastem, Inc.
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

				Period from August 4, 2010 (inception) to December 31, 2013
	Years Ended December 31,
	2011	2012	2013
Operating expenses:
Research and development	$9,883	$21,712	$25,930	$57,925
General and administrative	3,815	10,518	15,472	30,189

Total operating expenses	13,698	32,230	41,402	88,114

Loss from operations	(13,698)	(32,230)	(41,402)	(88,114)
Interest income	15	246	200	461

Net loss	(13,683)	(31,984)	(41,202)	(87,653)
Accretion of preferred stock	(32)	(6)	—	(40)

Net loss applicable to common stockholders	$(13,715)	$(31,990)	$(41,202)	$(87,693)

Net loss per share applicable to common stockholders	$(10.59)	$(1.70)	$(1.82)	$(6.90)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	1,295	18,765	22,680	12,707

Net loss	$(13,683)	$(31,984)	$(41,202)	$(87,653)
Unrealized (losses) gains on available-for-sale securities	(2)	24	6	28

Comprehensive loss	$(13,685)	$(31,960)	$(41,196)	$(87,625)

See accompanying notes.

Verastem, Inc.
(A development stage company)

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' (DEFICIT) EQUITY

(in thousands, except share data)

	Redeemable convertible preferred stock					Accumulated other comprehensive (loss) income	Deficit accumulated during the development stage
			Common stock					Totals stockholder's (deficit) equity
					Additional paid-in capital
	Shares	Amount	Shares	Amount

Balance at August 4, 2010 (inception)	—	$—	—	$—	$—	$—	$—	$—
Sale of common stock to founders	—	—	714,286	1	—	—	—	1
Vesting of restricted stock	—	—	133,926	—	—	—	—	—
Issuance of common stock in exchange for license	—	—	166,664	—	46	—	—	46
Issuance of Series A redeemable convertible preferred stock, net of offering costs of $79	4,000,000	3,921	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	2	—	—	(2)	—	—	(2)
Stock-based compensation expense	—	—	—	—	52	—	—	52
Net loss	—	—	—	—	—	—	(784)	(784)

Balance at December 31, 2010	4,000,000	$3,923	1,014,876	$1	$96	$—	$(784)	$(687)
Net loss	—	—	—	—	—	—	(13,683)	(13,683)
Unrealized loss on investments	—	—	—	—	—	(2)		(2)
Issuance of Series A redeemable convertible preferred stock	12,000,000	12,000	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of offering costs of $113	16,025,000	31,937	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock, net of offering costs of $153	9,067,825	20,249	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	32	—	—	(32)	—	—	(32)
Vesting of restricted stock	—	—	543,712	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	1,635	—	—	1,635

Balance at December 31, 2011	41,092,825	$68,141	1,558,588	$1	$1,702	$(2)	$(14,467)	$(12,766)
Net loss	—	—	—	—	—	—	(31,984)	(31,984)
Unrealized gain on investments	—	—	—	—	—	24	—	24
Accretion of redeemable convertible preferred stock to redemption value	—	6	—	—	(6)	—	—	(6)
Conversion of redeemable convertible preferred stock into common stock	(41,092,825)	(68,147)	11,740,794	1	68,146	—	—	68,147
Issuance of common stock, net of issuance costs of $1,984	—	—	6,325,000	—	56,838	—	—	56,838
Issuance of common stock in exchange for license	—	—	192,012	—	1,957	—	—	1,957
Vesting of restricted stock	—	—	542,421	—	16	—	—	16
Issuance of common stock resulting from exercise of stock options	—	—	5,395	—	3	—	—	3
Obligation to issue a warrant	—	—	—	—	837	—	—	837
Stock-based compensation expense	—	—	—	—	7,400	—	—	7,400

Balance at December 31, 2012	—	$—	20,364,210	$2	$136,893	$22	$(46,451)	$90,466

Net loss	—	—	—	—	—	—	(41,202)	(41,202)
Unrealized gain on investments	—	—	—	—	—	6	—	6
Issuance of common stock, net of issuance costs of $235	—	—	4,255,000	1	59,759	—	—	59,760
Vesting of restricted stock	—	—	417,718	—	9	—	—	9
Issuance of common stock resulting from exercise of stock options	—	—	81,795	—	33	—	—	33
Issuance of common stock resulting from vesting of restricted stock units and payment of tax withholdings	—	—	209,727	—	(1,302)	—	—	(1,302)
Stock-based compensation expense	—	—	—	—	9,676	—	—	9,676

Balance at December 31, 2013	—	$—	25,328,450	$3	$205,068	$28	$(87,653)	$117,446

See accompanying notes.

Verastem, Inc.
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

				Period from August 4, 2010 (inception) to December 31, 2013
	Years Ended December 31,
	2011	2012	2013
Net loss	$(13,683)	$(31,984)	$(41,202)	$(87,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	207	236	526
Stock-based compensation expense	1,635	7,400	9,676	18,763
Common stock issued in exchange for license	—	1,957	—	2,003
Obligation to issue a warrant in exchange for license	439	—	—	439
Change in fair value of obligation to issue a warrant	(33)	431	—	398
Changing in operating assets and liabilities:
Prepaid expenses and other current assets	(118)	(376)	(51)	(557)
Other assets	—	—	(331)	(331)
Accounts payable	1,994	(425)	912	2,760
Accrued expenses and deferred rent	311	189	3,738	4,327
Liability classified stock-based compensation awards	—	—	717	717

Net cash used in operating activities	(9,372)	(22,601)	(26,305)	(58,608)
Investing activities
Purchases of property and equipment	(785)	(310)	(56)	(1,159)
Purchases of investments	(35,851)	(154,028)	(118,190)	(308,069)
Maturities of investments	—	108,479	94,853	203,332
Increase in restricted cash	(86)	—	—	(86)

Net cash used in investing activities	(36,722)	(45,859)	(23,393)	(105,982)
Financing activities
Proceeds from the issuance of redeemable convertible preferred stock	64,186	—	—	68,107
Proceeds from the exercise of stock options	—	3	33	36
Net (costs) proceeds from the issuance of common stock and restricted common stock	(722)	57,599	59,760	116,638
Cash used to settle tax withholdings for restricted stock units	—	—	(1,302)	(1,302)

Net cash provided by financing activities	63,464	57,602	58,491	183,479

Increase (decrease) in cash and cash equivalents	17,370	(10,858)	8,793	18,889
Cash and cash equivalents at beginning of period	3,584	20,954	10,096	—

Cash and cash equivalents at end of period	$20,954	$10,096	$18,889	$18,889

Supplemental disclosure of non-cash financial activity
Accretion of redeemable convertible preferred stock to redemption value	$32	$6	$—	$40

Conversion of redeemable convertible preferred stock upon initial public offering	$—	$68,147	$—	$68,147

Reclassification of obligation to issue warrant from liabilities to equity	$—	$837	$—	$837

See accompanying notes.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

        Verastem, Inc. (the "Company"), incorporated on August 4, 2010 as a Delaware corporation, is a biopharmaceutical company focused on discovering and developing proprietary small molecule drugs targeting cancer stem cells along with proprietary companion diagnostics. The Company's operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates and undertaking preclinical and clinical studies of its most advanced product candidates. The Company has not generated revenue from its planned principal operations. Accordingly, the Company is considered to be in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification Topic 915, Development Stage Entities.

        The Company is subject to a number of risks similar to other life science companies in the development stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, inability to obtain marketing approval of product candidates, competitors developing new technological innovations, market acceptance of the Company's products and protection of proprietary technology. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate product revenue or achieve profitability. As of December 31, 2013, the Company had a deficit accumulated during the development stage of $87.7 million. The Company expects to continue to incur operating losses in future periods. The Company had cash, cash equivalents and investments of $123.7 million as of December 31, 2013. The Company believes that its existing cash, cash equivalents and investments will be sufficient to fund its current operating plan and capital expenditure requirements for at least the next twelve months.

2. Significant accounting policies

Basis of consolidation

        Effective December 2012, Verastem Securities Company was incorporated as a wholly owned subsidiary of the Company and all financial information presented has been consolidated and includes the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

        The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (Practice Aid), to estimate the fair value of its common stock. The methodologies included an asset-based approach and the current value method for the Company's initial common stock valuation as of November 30, 2010, the option pricing method utilizing the reverse backsolve method to estimate the Company's underlying equity value as of July 31, 2011 and a methodology that determined an estimated value under an IPO scenario and a sale scenario based upon an assessment of the probability of occurrence of each scenario as of September 30, 2011, November 17, 2011, and December 31, 2011. Each valuation methodology included estimates and assumptions that required the Company's judgment. These estimates included assumptions regarding future performance, including the successful completion of preclinical studies and clinical trials and the time to completing an IPO or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

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

Cash and cash equivalents

        The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds, government-sponsored enterprise securities and corporate bonds. Cash equivalents are reported at fair value.

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

        The following table presents information about the Company's financial assets and liabilities that have been measured at fair value at December 31, 2013 and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands).

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$17,000	$17,000	$—	$—
Short-term investments	82,423	—	82,423	—
Long-term investments	22,344	—	22,344	—

Total financial assets	$121,767	$17,000	$104,767	$—

Financial liabilities
Liability classified stock-based compensation awards	$717	$717	$—	$—

Total financial liabilities	$717	$717	$—	$—

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

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

        As of December 31, 2011, the fair value of the obligation to issue the warrant was recorded at $406,000. As a result of the change in inputs to the valuation model, the fair value of the obligation to issue the warrant increased by $431,000 to $837,000 at January 26, 2012. Reasonable changes in the assumptions used to calculate the fair value of the obligation to issue the warrant would not result in significant changes in the fair value. The obligation to issue the warrant was settled and a warrant was issued in February 2014.

Investments

        Investments and cash equivalents consist of investments in money market accounts, government-sponsored enterprise securities and commercial paper of publicly traded companies secured by the U.S. government that are classified as available-for-sale pursuant to Accounting Standards Codification (ASC) 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheets. Investments are classified as long-term assets on the balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders' equity (deficit), until such gains and losses are realized. The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no other-than-temporary declines in fair value of short-term or long-term investments for the years ended December 31, 2011, 2012 and 2013 and the period from August 4, 2010 (inception) to December 31, 2013. Realized gains and losses are determined using the specific identification method and are included in interest income in the statement of operations. There were no realized gains or losses recognized for the years ended December 31, 2011, 2012 and 2013 and the period from August 4, 2010 (inception) to December 31, 2013.

        The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment's amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company's investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of December 31, 2012 and 2013, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

        As of December 31, 2013, cash, cash equivalents and investments included (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and money market accounts	$18,889	$—	$—	$18,889

Total cash and cash equivalents	$18,889	$—	$—	$18,889
Investments:
Government-sponsored enterprise securities (due within 1 year)	$30,652	$12	$—	$30,664
Government-sponsored enterprise securities (due within 1 - 2 years)	$4,001	$2	$—	$4,003
Corporate bonds (due within 1 year)	51,735	30	(6)	51,759
Corporate bonds (due within 1 - 2 years)	18,351	2	(12)	18,341

Total investments	$104,739	$46	$(18)	$104,767

Total cash, cash equivalents, and investments	$123,628	$46	$(18)	$123,656

        As of December 31, 2012, cash, cash equivalents and investments included (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and money market accounts	$10,096	$—	$—	$10,096

Total cash and cash equivalents	$10,096	$—	$—	$10,096
Investments:
Government-sponsored enterprise securities (due within 1 year)	$46,470	$13	$(3)	$46,480
Government-sponsored enterprise securities (due within 1 - 2 years)	34,932	13	(1)	34,944

Total investments	$81,402	$26	$(4)	$81,424

Total cash, cash equivalents, and investments	$91,498	$26	$(4)	$91,520

Concentrations of credit risk and off-balance sheet risk

        Cash and cash equivalents and investments are financial instruments that potentially subject the Company to concentrations of credit risk. As of December 31, 2013, the Company's cash, cash equivalents and investments were deposited at two financial institutions. The Company maintains its cash and cash equivalents and investments with high quality, accredited financial institutions and, accordingly, the Company believes it is not exposed to any significant credit risk on these funds. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

Property and equipment

        Property and equipment consists of laboratory equipment, office furniture, computer equipment and leasehold improvements. Expenditures for repairs and maintenance are recorded to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets:

Laboratory equipment	5 years
Furniture	5 years
Computer equipment	3 years
Leasehold Improvements	Lesser of useful life or life of lease

        Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

        The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset's book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No such impairment losses have been recorded through December 31, 2013.

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

  •
  external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, clinical trial sites, manufacturing organizations and consultants, including the scientific advisory board;

  •
  license fees; and

  •
  facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment, and laboratory supplies.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

Stock-based compensation

        The Company expenses the fair value of employee stock options over the requisite service period, which is the vesting period. Compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted annually to reflect actual forfeitures. The grant date fair value of each stock-based award is estimated using the Black-Scholes option pricing model and is expensed on a straight-line basis over the vesting period. Awards subject to performance based vesting requirements are expensed utilizing an accelerated attribution model if achievement of the performance criteria is determined to be probable.

        Stock-based awards issued to nonemployees, including directors for non-board related services, are accounted for based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. Stock option awards are revalued at each reporting date and upon vesting using the Black-Scholes option pricing model and are expensed on a straight-line basis over the vesting period.

        Stock-based compensation awards which allow for greater than the minimum statutory tax withholdings are classified as liabilities. These awards are revalued at each reporting date and are expensed on a straight-line basis over the vesting period. Upon settlement, the awards are revalued and the amounts are reclassified to additional paid-in capital. Shares are withheld to cover the tax withholding and amounts paid to settle the tax liability are treated as a reduction of additional paid-in capital.

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

Net loss per share

        Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company's potentially dilutive shares, which include redeemable convertible preferred stock, outstanding stock options, restricted stock units, and unvested restricted stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. All potentially dilutive securities were excluded from the calculation of diluted net loss per share as the securities were anti-dilutive for all periods presented.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

        The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

				Period from August 4, 2010 (inception) to December 31, 2013
	Years Ended December 31,
	2011	2012	2013
Preferred Stock	11,740,794	—	—	—
Outstanding stock options	405,141	1,424,241	2,388,062	2,388,062
Restricted stock units	—	899,204	529,850	529,850
Unvested restricted stock	1,434,734	747,000	329,282	329,282

	13,580,669	3,070,445	3,247,194	3,247,194

3. Property and equipment

        Property and equipment and related accumulated depreciation are as follows (in thousands):

	December 31, 2012	December 31, 2013
Laboratory equipment	$1,017	$1,035
Computer equipment	27	27
Furniture	44	44
Leasehold improvements	—	38

	1,088	1,144
Less: accumulated depreciation	(277)	(513)

	$811	$631

        Total depreciation expenses amounted to $83,000, $207,000, $236,000 and $526,000 for the years ended December 31, 2011, 2012 and 2013 and the period from August 4, 2010 (inception) to December 31, 2013, respectively.

4. Prepaid expenses and other current assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2012	December 31, 2013
Prepaid contract research organization costs	$274	$411
Interest receivable	161	123
Prepaid other	71	23

	$506	$557

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accrued expenses

        Accrued expenses are as follows (in thousands):

	December 31, 2012	December 31, 2013
Contract research organization costs	$69	$1,918
Compensation and related benefits	173	1,687
License milestones	—	360
Professional fees	183	237
Deferred rent	36	38
Other	90	87

	$551	$4,327

6. Redeemable convertible preferred stock

        On February 1, 2012, immediately prior to the closing of the Company's initial public offering, all outstanding shares of the Company's redeemable convertible preferred stock were converted into 11,740,794 shares of common stock. As of December 31, 2013, the Company does not have any redeemable convertible preferred stock issued or outstanding.

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

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Common stock

        As of December 31, 2012 and 2013, the Company had reserved the following shares of common stock for the issuance of common stock for vested restricted stock units and the exercise of stock options (in thousands):

	December 31, 2012	December 31, 2013
Shares reserved under equity compensation plans	3,930	4,330

	3,930	4,330

        Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

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

8. Stock-based compensation

        Stock-based compensation expense as reflected in the Company's consolidated statements of operations and comprehensive loss was as follows (in thousands):

				Period from August 4, 2010 (Inception) to December 31, 2013
	Year Ended December 31,
	2011	2012	2013
Research and development	$981	$2,956	$3,575	$7,536
General and administrative	654	4,444	6,818	11,944

Total stock-based compensation expense	$1,635	$7,400	$10,393	$19,480

        Of the $10.4 million of stock-based compensation expense recorded during the year ended December 31, 2013, approximately $717,000 has been recorded as liability classified stock-based

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based compensation (Continued)

compensation awards on the consolidated balance sheet, as the underlying awards allow for greater than minimum tax withholding.

        The Company has awards outstanding under two equity compensation plans, the 2012 Incentive Plan (the "2012 Plan") and the 2010 Equity Incentive Plan (the "2010 Plan"). Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the individual plans. To date, most options granted by the Company vest twenty five percent (25%) one year from vesting start date and seventy-five percent (75%) in equal installments over the subsequent twelve quarters (subject to acceleration of vesting in the event of certain change of control transactions) and are exercisable from the date of grant for a period of ten years.

2012 Incentive Plan

        In December 2011, the Company adopted the 2012 Plan. The 2012 Plan became effective immediately upon the closing of the Company's IPO in February 2012. Upon effectiveness of the 2012 Plan, the Company ceased making awards under the 2010 Plan. The 2012 Plan allows the Company to grant awards for up to 3,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Plan as of the effectiveness of the 2012 Plan (which was an additional 30,101 shares) plus that number of shares of common stock related to awards outstanding under the 2010 Plan which terminate by expiration, forfeiture, cancellation or otherwise. The 2012 Plan includes an "evergreen provision" that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase will be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors. On January 1, 2013, the number of shares available for issuance under the 2012 Plan increased by 844,448 shares under this provision. Awards under the 2012 Plan may include the following award types: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), other stock-based or cash-based awards and any combination of the foregoing. As of December 31, 2013, under the 2012 Plan, the Company has granted stock options for 2,160,214 shares of common stock, of which 83,212 have been forfeited and restricted stock units for 909,918 shares of common stock, of which 49,285 have been forfeited. The exercise price of each option has been equal to the closing price of a share of our common stock on the grant date.

2010 Equity Incentive Plan

        In November 2010, the Company adopted the 2010 Plan, under which it was authorized to grant stock-based awards to purchase up to 404,762 shares of common stock to eligible employees, officers, directors and consultants. In March 2011, the 2010 Plan was amended to increase the aggregate number of shares of common stock available to be issued under the 2010 Plan to 571,242 shares of common stock. The Company granted a total of 405,141 options and 256,000 restricted stock awards under the 2010 Plan, 5,395 options have been exercised and 126,891 have been forfeited and repurchased. As of February 2012, the Company ceased making awards under the 2010 Plan and the remaining 30,101 shares available for future grants were added to the total number of shares reserved for issuance under the 2012 Plan. For options granted under the 2010 Plan, the exercise price equaled

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based compensation (Continued)

the estimated fair value of the common stock as determined by the board of directors on the date of grant.

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

        The Company records stock-based compensation expense for the common stock subject to repurchase, or restricted common stock grants, based on the grant date fair value for employees and the reporting date and upon vesting fair value for non-employees. The fair value of the award is considered the intrinsic value as of each measurement date. All of the restricted shares were issued at a purchase price equal to the fair value of the common stock on the date of issuance. The Company recorded stock-based compensation expense associated with restricted common stock grants of approximately $1.4 million, $3.3 million, $3.4 million and $8.2 million for the years ended December 31, 2011, 2012 and 2013 and the period from August 4, 2010 (inception) to December 31, 2013, respectively.

        A summary of the Company's restricted stock activity and related information is as follows:

	Shares	Weighted-average fair value per share
Unvested at December 31, 2012	747,000	$0.027
Vested	(417,718)	0.022

Unvested at December 31, 2013	329,282	$0.034

        The weighted-average grant date fair value of restricted stock granted during the year ended December 31, 2011 and the period from August 4, 2010 (inception) to December 31, 2013 was $0.28 and $0.02 per share, respectively. No restricted stock was granted during the years ended December 31, 2012 and 2013. The total fair value of shares vested during the years ended December 31, 2011, 2012, 2013 and for the period from August 4, 2010 (inception) to December 31, 2013 was approximately, $1.1 million, $3.4 million, $3.3 million and $7.9 million, respectively. As of December 31, 2013, there was $2.0 million of total unrecognized stock-based compensation expense related to unvested restricted stock. The Company expects to recognize this expense over a remaining weighted-average period of 0.75 years.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based compensation (Continued)

Restricted stock units

        A summary of the Company's RSUs and related information is as follows:

	Shares	Weighted- average grant date fair value per share
Unvested at December 31, 2012	899,204	$10.70
Vested	(330,783)	$10.54
Forfeited	(38,571)	$11.00

Unvested at December 31, 2013	529,850	$10.78

        The weighted-average grant date fair value of restricted stock units granted during the year ended December 31, 2012 and the period from August 4, 2010 (inception) to December 31, 2013 was $10.62. No restricted stock units were granted during the years ended December 31, 2011 and 2013. The total fair value of restricted stock units vested during the years ended December 31, 2013 and the period from August 4, 2010 (inception) to December 31, 2013 was $3.4 million. No restricted stock units vested during the years ended December 31, 2011 and 2012. As of December 31, 2013, there was $4.3 million of total unrecognized stock-based compensation expense related to unvested RSUs granted under the 2012 Plan. The expense is expected to be recognized over a weighted-average period of 2.1 years.

        During 2012, the Company issued a restricted stock unit for 103,306 shares to an employee. The award vests up to 25% per year based on the achievement of stated objectives. The objectives related to 2013 were established on January 15, 2013 and the objectives were determined to be met on December 17, 2013. The Company recorded $294,000 of stock-based compensation expense in 2013 based on the achievement of the stated objectives. The objectives related to the 2014 and 2015 objectives were not determined as of December 31, 2013 and therefore the Company did not have sufficient information to determine if the achievement of the objectives was probable, and therefore no expense related to these objectives has been recorded as of December 31, 2013.

        During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 697,060 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the year ended December 31, 2013, the Company deposited with tax authorities $1.3 million to settle the tax liability for awards that settled during the respective periods. The liability related to these awards of approximately $717,000 is recorded as liability classified stock-based compensation awards on the consolidated balance sheet as of December 31, 2013.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based compensation (Continued)

Stock Options

        A summary of the Company's stock option activity and related information follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	1,424,241	$6.90	9.3	$3,451
Granted	1,120,500	$10.11
Exercised	(81,795)	$0.40
Forfeited	(74,884)	$5.88

Outstanding at December 31, 2013	2,388,062	$8.66	8.8	$6,768

Vested at December 31, 2013	775,479	$7.50	8.5	$3,032

Vested and expected to vest at December 31, 2013(1)	2,261,959	$8.60	8.8	$6,544

(1)
This represents the number of vested options as of December 31, 2013, plus the number of unvested options expected to vest as of December 31, 2013, based on the unvested options at December 31, 2013, adjusted for the estimated forfeiture rate.

        The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2011	2012	2013
Risk-free interest rate	1.57%	1.14%	1.14%
Volatility	69%	76%	75%
Dividend yield	—	—	—
Expected term (years)	6.1	6.0	6.0

        The Company uses the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin Topic 14.D.2 to calculate the expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The computation of expected volatility is based on the historical volatility of a representative group of public biotechnology and life sciences companies with similar characteristics to the Company, including early stage of product development and therapeutic focus. The Company also considers including its own historical volatility based on future expectations. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. Management assesses expected forfeitures based on the experience of the Company coupled with comparison to data from the representative group of companies and recognizes compensation costs only for those equity awards expected to vest.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based compensation (Continued)

        The Company recorded stock-based compensation expense associated with employee stock options of $19,000, $1.6 million, $6.8 million and $8.4 million for the years ended December 31, 2011, 2012 and 2013 and the period from August 4, 2010 (inception) to December 31, 2013, respectively. The weighted-average grant date fair value of options granted in the years ended December 31, 2011, 2012 and 2013 and the period from August 4, 2010 (inception) to December 31, 2013 was $0.75, $6.03, $6.55 and $5.73 per share, respectively.

        At December 31, 2013, there was $8.2 million of total unrecognized compensation cost related to unvested stock options. As of December 31, 2013, the Company expects to recognize this cost over a remaining weighted-average period of 2.7 years.

9. Income taxes

        As of December 31, 2013 the Company had federal net operating loss carryforwards of approximately $65.7 million and state net operating loss carryforwards of $65.0 million, which are available to reduce future taxable income. The Company also had federal tax credits of $1.5 million and state tax credits of $514,000, which may be used to offset future tax liabilities. The net operating loss (NOL) and tax credit carryforwards will expire at various dates through 2033. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

        A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year ended December 31,
	2012	2013
Income tax benefit using U.S. federal statutory rate	34.00%	34.00%
State tax benefit, net of federal benefit	4.61%	4.69%
Research and development tax credits	—%	1.67%
Permanent items	(5.96)%	(4.76)%
Change in the valuation allowance	(32.19)%	(35.20)%
Other	(0.46)%	(0.40)%

	—%	—%

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income taxes (Continued)

        The principal components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2012	2013
Deferred tax assets:
Net operating loss carryforwards	$12,532	$25,782
Capitalized research and development	1,664	1,839
Research and development credits	508	1,856
Stock-based compensation	797	511
Other	(23)	(4)

Gross deferred tax assets	15,478	29,984
Valuation allowance	(15,478)	(29,984)

Net deferred tax asset	$—	$—

        The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2013 because the Company's management believes that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of $4.9 million, $10.3 million, $14.5 million and $29.7 million in the years ended December 31, 2011, 2012 and 2013 and the period from August 4, 2010 (inception) through December 31, 2013, respectively, primarily relates to the net loss incurred by the Company.

        The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. From inception and through December 31, 2013, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development (R&D) credit carryforwards. This study may result in an adjustment to the Company's R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company's uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

10. Commitments and contingencies

        From November 2010 through May 2011, the Company leased office space from a shareholder. There was no formal lease arrangement with the shareholder. Rent paid to the shareholder was $34,000 and $46,000 for the year ended December 31, 2011 and for the period from August 4, 2010 (inception)

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and contingencies (Continued)

to December 31, 2013, respectively. There was no rent paid to a shareholder for the years ended December 31, 2012 and 2013.

        In May 2011, the Company entered into a non-cancelable operating lease for office and laboratory space, which expires October 31, 2014. The lease agreement provides for free rent for the first four months of the lease term and includes escalating rent payments. The rent expense is recorded on a straight-line basis over the lease term. The Company is also obligated to pay for certain operating costs and a proportional share of certain common area costs. The Company has the right to extend the lease for a two-year period. The annual rent for each additional year is determined annually at the then fair market rate. The Company secured a letter of credit for $86,000 in connection with the lease, which is included in restricted cash on the consolidated balance sheets. The minimum aggregate future lease commitments are as follows (in thousands):

2014	$307

        The Company recorded rent expense of $251,000, $323,000, $366,000 and $952,000 for the year ended December 31, 2011, the year ended December 31, 2012, the year ended December 31, 2013 and the period from August 4, 2010 (inception) to December 31, 2013, respectively.

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

        Under the license agreement with Poniard that the Company entered into in November 2011 relating to VS-4718 and certain other compounds, the Company paid an upfront license fee and agreed to pay Poniard milestone payments upon the achievement of specified development and regulatory milestones. In February 2014, the Company purchased the assets which were the subject of the license agreement with Poniard from Encarta, Inc. ("Encarta"), who had previously purchased these assets in 2013. In consideration for these assets, the Company issued 97,500 shares of common stock, a warrant to purchase 142,857 shares of common stock with an exercise price equal to $17.16 per share and paid $25,000. All existing obligations under the license agreement, including an achieved development milestone and an obligation to issue a warrant, were settled as part of this transaction. The Company expects to incur $1.3 million of research and development expense in 2014 as a result of this transaction. In connection with the asset purchase agreement, we also assumed the rights and obligations under the Scripps License Agreement. Pursuant to the Scripps License Agreement, the Company is obligated to pay Scripps potential product development milestone payments of up to an aggregate of $3,000,000 upon the achievement of specified development and regulatory milestones. In addition, the Company is obligated to pay Scripps low single-digit royalties as a percentage of net sales of licensed products, subject to adjustments in certain circumstances. The Company's obligation to pay royalties on net sales is on a country by country basis.

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

        On July 11, 2012, the Company entered into a license agreement with Pfizer Inc. (Pfizer), under which Pfizer granted the Company worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer's inhibitors of focal adhesion kinase (Products) for all therapeutic, diagnostic and prophylactic uses in humans. The Company is solely responsible, at its

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. License agreements (Continued)

expense, for the clinical development of the Products, which is to be conducted in accordance with an agreed-upon development plan. The Company is also responsible for all manufacturing and commercialization activities at its own expense. Pfizer is required to provide the Company with an initial quantity of clinical supply of one of the Products for an agreed upon price. Under the agreement, the Company made a one-time cash payment to Pfizer in the amount of $1.5 million and issued 192,012 shares of its common stock. Pfizer is also eligible to receive up to $2 million in developmental milestones and up to an additional $125 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid double digit royalties on future net sales of Products. The Company's royalty obligations with respect to each Product in each country begin on the date of first commercial sale of the Product in that country, and end on the later of 10 years after the date of first commercial sale of the Product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to the Company that covers the Product in that country. The Company accounted for the license agreement as the licensing of in-process research and development with no alternative future use. Accordingly, the Company recorded research and development expense for the year ended December 31, 2012 associated with the cash payment of $1.5 million and the fair value of shares of common stock issued to Pfizer of $2.0 million.

12. Employee benefit plan

        In June 2011, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre-tax or post-tax contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of $46,000, $116,000, $160,000 and $322,000 for the period from the years ended December 31, 2011, 2012 and 2013 and the period from August 4, 2010 (inception) to December 31, 2013, respectively.

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Information (unaudited, in thousands, except per share data)

	First Quarter Ended March 31, 2013	Second Quarter Ended June 30, 2013	Third Quarter Ended September 30, 2013		Fourth Quarter Ended December 31, 2013
Operating expenses:
Research and development	$5,296	$6,045	$6,789		$7,800
General and administrative	3,785	4,239	3,855		3,593

Total operating expenses	9,081	10,284	10,644		11,393

Loss from operations	(9,081)	(10,284)	(10,644)		(11,393)
Interest income	44	34	53		69

Net loss	$(9,037)	$(10,250)	$(10,591)		$(11,324)

Net loss per share applicable to common stockholders—basic and diluted	$(0.44)	$(0.49)	$(0.44)	(d)	$(0.45)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	20,483	20,729	24,127	(b)(d)	25,277

	First Quarter Ended March 31, 2012	Second Quarter Ended June 30, 2012	Third Quarter Ended September 30, 2012	Fourth Quarter Ended December 31, 2012
Operating expenses:
Research and development	$4,803	$4,683	$8,132 (c)	$4,094
General and administrative	2,125	2,213	2,298	3,882

Total operating expenses	6,928	6,896	10,430	7,976

Loss from operations	(6,928)	(6,896)	(10,430)	(7,976)
Interest income	57	71	63	55

Net loss	$(6,871)	$(6,825)	$(10,367)	$(7,921)

Net loss per share applicable to common stockholders—basic and diluted	$(0.47)	$(0.34)	$(0.51)	$(0.39)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	14,693 (a)	19,863	20,160	20,309

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

(b)
In July 2013, the Company closed a public offering in which it sold 4,255,000 shares of its common stock to the public at a price of $15.00 per share, including 555,000 shares issued pursuant to the

Verastem, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Information (unaudited, in thousands, except per share data) (Continued)

  exercise of the underwriters' option to purchase additional shares, which resulted in net proceeds of approximately $59.8 million.

(c)
In the quarter ended September 30, 2012, the Company paid a license fee of $1.5 million in cash and issued 192,012 shares of the Company's common stock, which were valued at $2.0 million on the date of issuance.

(d)
Adjusted to correct an immaterial error in weighted-average share calculation.

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

EXHIBIT INDEX

Exhibit number		Description of exhibit
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K (File No. 001-35403) filed by the Registrant on March 30, 2012)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

4.1		Second Amended and Restated Investors' Rights Agreement, dated November 1, 2011, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

4.2		Registration Rights Agreement, dated July 11, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 001-35403) filed by the Registrant on July 11, 2012)

4.3		Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.1	#	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

10.2	#	2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.3	#	Form of Incentive Stock Option Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.4	#	Form of Nonqualified Stock Option Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.5	#	Form of Restricted Stock Unit Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.6	#	Amended and Restated Employment Agreement between the Registrant and Robert Forrester (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.7	#	Amended and Restated Employment Agreement between the Registrant and Jonathan Pachter (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.8	#	Form of Indemnification Agreement between the Registrant and each director (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on December 7, 2011)

Exhibit number		Description of exhibit
10.9		Lease Agreement, dated May 2, 2011, between the Registrant and ARE-MA Region No. 38, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

10.10	†	Amended and Restated Exclusive Patent License Agreement and Tangible Property Agreement, dated January 11, 2012, by and among the Registrant and the Whitehead Institute for Biomedical Research (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.11	†	Exclusive Patent License Agreement, dated December 16, 2011, by and among the Registrant and the Whitehead Institute for Biomedical Research (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on December 22, 2011)

10.12		License Agreement, dated November 17, 2011, between the Registrant and Poniard Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on December 22, 2011)

10.13	†	Letter Agreement, dated October 1, 2010, between the Registrant and the Broad Institute (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

10.14	#	Letter Agreement, dated August 20, 2010, between the Registrant and Eric Lander, Ph.D. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

10.15	#	Letter Agreement, dated July 30, 2010, as amended October 18, 2010, between the Registrant and Robert Weinberg, Ph.D. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

10.16	#	Restricted Stock Purchase Agreement, dated August 11, 2010, between the Registrant and Christoph Westphal (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K (File No. 001-35403) filed by the Registrant on March 30, 2012)

10.17	#	Restricted Stock Purchase Agreement, dated August 11, 2010, between the Registrant and Richard Aldrich (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K (File No. 001-35403) filed by the Registrant on March 30, 2012)

10.18	#	Employment Agreement, dated March 1, 2012, between the Registrant and Daniel Paterson (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K (File No. 001-35403) filed by the Registrant on March 26, 2013)

10.19	†	Asset Purchase Agreement, dated May 10, 2012, by and between the Registrant and S*Rio Pte Ltd. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on August 13, 2012)

10.20	†	License Agreement, dated July 11, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on August 13, 2012)

10.21	#	Offer Letter, dated as of September 18, 2012, by and between the Registrant and Christoph Westphal, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 13, 2012)

Exhibit number		Description of exhibit
10.22	#	Restricted Stock Unit Agreement, dated as of September 18, 2012, by and between the Registrant and Christoph Westphal, M.D., Ph.D. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 13, 2012)

10.23	#	Restricted Stock Unit Agreement, dated as of September 18, 2012, by and between the Registrant and Christoph Westphal, M.D., Ph.D. (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 13, 2012)

10.24	#	Employment Agreement, dated as of October 23, 2012, by and between the Registrant and Joanna Horobin (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 13, 2012)

10.25	#	Amendment to Form of Restricted Stock Unit Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K (File No. 001-35403) filed by the Registrant on March 26, 2013)

10.26	#	Employment Agreement, dated May 10, 2013, by and between the Registrant and John B. Green, CPA (incorporated by reference to Exhibit 99.2 to current report on Form 8-K (File No. 001-35403) filed by the Registrant on May 14, 2013)

10.27	#	Letter Agreement, dated June 6, 2013, by and between the Registrant and Robert Forrester (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on August 13, 2013)

10.28		Letter Agreement, dated December 1, 2011 by and between the Registrant and Poniard Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 12, 2013)

10.29		Letter Agreement, dated March 6, 2013 by and among the Registrant, The Scripps Research Institute and Poniard Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 12, 2013)

10.30	†	Consent and Assumption Agreement, dated September 4, 2013, by and between the Registrant and Encarta Inc. and joined in by Poniard, LLC (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 12, 2013)

10.31	*‡	Letter Agreement, dated December 7, 2012, by and between the Registrant and Pfizer Inc.

10.32	*#	Amended and Restated Employment Agreement, dated November 22, 2013, by and between the Registrant and Robert Forrester

10.33	#	Letter Agreement with Robert Forrester, dated June 6, 2013 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on August 13, 2013)

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Ernst & Young LLP

31.1	*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit number		Description of exhibit
32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	††	XBRL Instance Document

101.SCH	††	XBRL Taxonomy Extension Schema Document

101.CAL	††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	††	XBRL Taxonomy Extension Label Linkbase Document

††
Submitted electronically herewith.

*
Filed herewith.

†
Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

‡
Confidential treatment requested under 17 C.F.R. §200.80(b)(4) and Rule 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

#
Management contract or compensatory plan, contract or agreement.