Form 10-Q
period 2014-03-31
Verastem, Inc.
filed 2014-05-08
CIK 1526119

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

        As of April 30, 2014 there were 25,834,945 shares of Common Stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward- looking statements contain these identifying words.

        Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities, the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of ongoing or later clinical trials, that data may not be available when we expect it to be, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC.

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

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).

Verastem, Inc.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$13,244	$18,889
Short-term investments	92,398	82,423
Restricted cash	86	86
Prepaid expenses and other current assets	857	557

Total current assets	106,585	101,955
Property and equipment, net	577	631
Long-term investments	8,234	22,344
Other assets	330	331

Total assets	$115,726	$125,261

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,515	$2,760
Accrued expenses	3,585	4,327
Liability classified stock-based compensation awards	292	717

Total current liabilities	6,392	7,804
Liability for shares subject to repurchase	9	11
Stockholders' equity
Convertible Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 25,610 and 25,328 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	210,015	205,068
Accumulated other comprehensive income	22	28
Deficit accumulated during the development stage	(100,715)	(87,653)

Total stockholders' equity	109,325	117,446

Total liabilities and stockholders' equity	$115,726	$125,261

See accompanying notes.

Verastem, Inc.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended, March 31,		Period from August 4, 2010 (inception) to March 31, 2014
	2014	2013
Operating expenses:
Research and development	$8,411	$5,296	$66,336
General and administrative	4,723	3,785	34,912

Total operating expenses	13,134	9,081	101,248

Loss from operations	(13,134)	(9,081)	(101,248)
Interest income	72	44	533

Net loss	(13,062)	(9,037)	(100,715)

Accretion of preferred stock	—	—	(40)

Net loss applicable to common stockholders	$(13,062)	$(9,037)	$(100,755)

Net loss per share applicable to common stockholders—basic and diluted	$(0.51)	$(0.44)	$(7.42)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	25,478	20,483	13,574

Comprehensive loss	$(13,068)	$(9,041)	$(100,693)

See accompanying notes.

Verastem, Inc.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
			Period from August 4, 2010 (inception) to March 31, 2014
	2014	2013
Operating activities
Net loss	$(13,062)	$(9,037)	$(100,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	56	590
Stock-based compensation expense	3,985	2,493	22,748
Common stock issued to purchase technology rights	1,197	—	1,197
Common stock issued in exchange for license	—	—	2,003
Obligation to issue a warrant in exchange for license	—	—	439
Change in fair value of obligation to issue warrant	—	—	398
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(298)	(480)	(1,186)
Accounts payable	(245)	78	2,515
Accrued expenses and deferred rent	(492)	553	3,835
Liability classified stock-based compensation awards	(425)	—	292

Net cash used in operating activities	(9,276)	(6,337)	(67,884)
Investing activities
Purchases of property and equipment	(10)	—	(1,169)
Purchases of investments	(9,172)	(27,218)	(317,241)
Maturities of investments	13,300	52,469	216,632
Increase in restricted cash	—	—	(86)

Net cash provided by (used in) investing activities	4,118	25,251	(101,864)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	—	68,107
Proceeds from the exercise of stock options	11	9	47
Net proceeds from the issuance of common stock and restricted common stock	—	—	116,638
Cash used to settle restricted stock liability awards	(498)	(774)	(1,800)

Net cash (used in) provided by financing activities	(487)	(765)	182,992

(Decrease) increase in cash and cash equivalents	(5,645)	18,149	13,244
Cash and cash equivalents at beginning of period	18,889	10,096	—

Cash and cash equivalents at end of period	$13,244	$28,245	$13,244

Supplemental disclosure of non-cash financing activity
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$40

Conversion of redeemable convertible preferred stock upon initial public offering	$—	$—	$68,148

Reclassification of obligation to issue warrant from liabilities to equity	$—	$—	$837

See accompanying notes.

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission ("SEC") on March 6, 2014.

Subsequent Events

        In preparing the financial statements included in this Form 10-Q, the Company has evaluated all subsequent events that occurred after March 31, 2014 through the date of the filing of this Form 10-Q.

        On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The Company intends to use the leased premises as its corporate headquarters. The lease term commences on April 15, 2014. The Company must commence rent payments under the lease agreement on the earlier of: (i) December 1, 2014, or (ii) the date on which the initial improvements to build out the leased space are substantially complete (the "Rent Commencement Date"). The lease term expires on the last day of the 60th full month following the Rent Commencement Date. The Company has agreed to pay an initial annual base rent of approximately $493,000, which base rent increases after every twelve-month period during the lease term to approximately $554,000 for the last twelve-month period. The Company has also agreed to pay its proportionate share of increases in operating expenses and property taxes for the building in which the leased space is located. The Company has provided a security deposit in the form of a letter of credit in the amount of approximately $203,000, which may be reduced to approximately $162,000 on April 15, 2016.

2. Fair value of financial instruments

        The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. A fair value hierarchy has been established that prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair value of financial instruments (Continued)

fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities
Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
Level 3 inputs	Unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability

        The following table presents information about the Company's financial assets and liabilities that have been measured at fair value at March 31, 2014 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$11,415	$11,415	$—	$—
Short-term investments	92,398	—	92,398	—
Long-term investments	8,234	—	8,234	—

Total financial assets	$112,047	$11,415	$100,632	$—

Financial liabilities
Liability classified stock-based compensation awards	$292	$292	$—	$—

Total financial liabilities	$292	$292	$—	$—

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair value of financial instruments (Continued)

        The following table presents information about the Company's financial assets that have been measured at fair value at December 31, 2013 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

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

        The Company's cash equivalents and investments are comprised of money market accounts, government-sponsored enterprise securities and corporate bonds of publicly traded companies. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2014.

        The Company's liability classified stock-based compensation awards are comprised of restricted stock units (RSUs) that allow for greater than minimum statutory tax withholdings. These awards are valued based on the fair value of the Company's common stock underlying the awards, which is traded on an active market. During the first quarter of 2013, the Company amended the terms of certain RSUs to allow for cash tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the quarter, the Company paid $498,000 to settle the tax liability for awards that settled during the period.

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

        Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of investments during the three months ended March 31, 2014 and 2013 or for the period from August 4, 2010 (inception) to March 31, 2014. The Company recorded approximately $6,000 and $4,000 of unrealized losses during the three months ended March 31, 2014 and 2013, respectively, and an approximate $22,000 of unrealized gains for the period from August 4, 2010 (inception) to March 31, 2014. Realized gains and losses are included in interest income in the statement of operations. There were no realized gains or losses recognized during the three months ended March 31, 2014 or 2013 or for the period from August 4, 2010 (inception) to March 31, 2014. The Company utilizes the specific identification method as a basis to determine the cost of securities sold. The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment's amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company's investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of March 31, 2014, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

        Cash, cash equivalents and investments at March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Cash and cash equivalents:
Cash and money market accounts	$13,244	$—	$—	$13,244

Total cash and cash equivalents	$13,244	$—	$—	$13,244

Investments:
Government-sponsored enterprise securities (due within 1 year)	$29,312	$10	$(3)	$29,319
Corporate bonds (due within 1 year)	63,060	24	(5)	63,079
Corporate bonds (due within 1 - 2 years)	8,238	—	(4)	8,234

Total investments	$100,610	$34	$(12)	$100,632

Total cash, cash equivalents, and investments	$113,854	$34	$(12)	$113,876

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Cash and cash equivalents:
Cash and money market accounts	$18,889	$—	$—	$18,889

Total cash and cash equivalents	$18,889	$—	$—	$18,889

Investments:
Government-sponsored enterprise securities (due within 1 year)	$30,652	$12	$—	$30,664
Government-sponsored enterprise securities (due within 1 - 2 years)	4,001	2	—	4,003
Corporate bonds (due within 1 year)	51,735	30	(6)	51,759
Corporate bonds (due within 1 - 2 years)	18,351	2	(12)	18,341

Total investments	$104,739	$46	$(18)	$104,767

Total cash, cash equivalents, and investments	$123,628	$46	$(18)	$123,656

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Accrued expenses

        Accrued expenses consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Contract research organization costs	$2,278	$1,918
Compensation and related benefits	697	1,687
Professional fees	325	237
License milestones	110	360
Deferred rent	28	38
Other	147	87

	$3,585	$4,327

5. Net loss per share

        Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company's potentially dilutive shares, which includes outstanding stock options, restricted stock units, and unvested restricted stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. All potentially dilutive securities were excluded from the calculation of diluted net loss per share as the securities were anti-dilutive for all periods presented. The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months ended March 31,		Period from August 4, 2010 (inception) to March 31, 2014
	2014	2013
Outstanding stock options	3,719,831	1,987,012	3,719,831
Unvested restricted stock	224,852	642,569	224,852
Unvested restricted stock units	409,537	657,258	409,537

6. Stock-based compensation

        In December 2011, the Company adopted the 2012 Incentive Plan (the 2012 Plan). The 2012 Plan became effective upon the closing of the Company's IPO in February 2012. The 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based and cash awards. Upon effectiveness, the number of shares of common stock that are reserved under the 2012 Plan is the sum of 3,428,571 shares plus the number of shares available under the 2010 Plan. The number of shares reserved under the 2012 Plan is increased by the number of shares of common stock (up to a maximum of 571,242 shares) subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased. The 2012 Plan includes an "evergreen provision" that allows for an annual increase in the number of shares of common stock available for issuance under

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-based compensation (Continued)

the 2012 Plan. The annual increase will be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors. On January 1, 2013 and 2014, the shares available under the 2012 Plan increased by 844,448 and 1,026,309 shares of common stock, respectively.

Restricted common stock

        A summary of the Company's restricted common stock activity and related information is as follows:

	Shares	Weighted- average purchase price per share
Unvested at December 31, 2013	329,282	$0.034
Vested	(104,430)	0.022

Unvested at March 31, 2014	224,852	$0.040

        The weighted average grant date fair value of restricted common stock granted during the period from August 4, 2010 (inception) to March 31, 2014 was $0.02 per share. No restricted common stock was granted during the three months ended March 31, 2014 and 2013. The total fair value of shares vested during the three months ended March 31, 2014, 2013 and for the period from August 4, 2010 (inception) to March 31, 2014 was an approximate $1.1 million, $760,000 and $8.9 million, respectively. As of March 31, 2014, there was $1.1 million of total unrecognized stock based compensation expense related to unvested restricted common stock. The Company expects to recognize this expense over a remaining weighted average period of 0.5 years.

Restricted stock units

        A summary of the Company's restricted stock units (RSUs) activity and related information is as follows:

	Shares	Weighted- average grant date fair value
Outstanding at December 31, 2013	529,850	$10.78
Vested	(118,885)	10.43
Forfeited	(1,428)	11.00

Outstanding at March 31, 2014	409,537	$10.88

        The weighted average grant date fair value of RSUs granted during the period from August 4, 2010 (inception) to March 31, 2014 was $10.55. No RSUs were granted during the three months ended March 31, 2014 and 2013. The total fair value of RSUs vested during the three months ended March 31, 2014 and 2013 and the period from August 4, 2010 (inception) to March 31, 2014 was

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-based compensation (Continued)

$1.2 million, $2.4 million and $4.7 million, respectively. As of March 31, 2014, there was $3.8 million of total unrecognized stock based compensation expense related to unvested restricted stock units granted under the 2012 Plan. The Company expects to recognize this expense over a weighted average period of 1.8 years.

        During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 657,058 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the quarter, the Company deposited with taxing authorities $498,000 in respect of the tax liability for awards that settled during the period.

Stock options

        A summary of the Company's stock option activity and related information follows:

	Shares	Weighted- average price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2013	2,388,062	$8.66
Granted	1,357,000	13.64
Exercised	(5,715)	1.93
Canceled	(19,516)	10.07

Outstanding at March 31, 2014	3,719,831	$10.48	9.0	$5,323,181

Exercisable at March 31, 2014	1,037,047	$7.92	8.3	$3,008,326

Vested and expected to vest at March 31, 2014	3,405,229	$10.40	9.0	$5,097,469

        The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three Months ended March 31,
	2014	2013
Risk-free interest rate	2.1%	1.0%
Dividend yield	—	—
Volatility	81%	75%
Expected term (years)	6.2	6.0

Verastem, Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. License agreements

        Under the license agreement with Poniard Pharmaceuticals, Inc. ("Poniard") that the Company entered into in November 2011 relating to VS-4718 and certain other compounds, the Company paid an upfront license fee and agreed to pay Poniard milestone payments upon the achievement of specified development and regulatory milestones. In February 2014, the Company purchased the assets which were the subject of the license agreement with Poniard from Encarta, Inc. ("Encarta"), who had previously purchased these assets in 2013. In consideration for these assets, the Company issued to Encarta 97,500 shares of common stock, a warrant to purchase 142,857 shares of common stock with an exercise price equal to $17.16 per share and paid $25,000. All existing obligations under the license agreement, including an achieved development milestone and an obligation to issue a warrant, were settled as part of this transaction. The Company incurred $1.2 million of research and development expense in the first quarter of 2014 as a result of this transaction. As the warrant that was issued was consistent with the existing obligation to issue a warrant, there were no charges recorded as a result of issuing the warrant. In connection with the asset purchase agreement, the Company also assumed the rights and obligations under the license agreement by and between the Scripps Research Institute ("Scripps") and Poniard, or the Scripps License Agreement. Pursuant to the Scripps License Agreement, the Company is obligated to pay Scripps potential product development milestone payments of up to an aggregate of $3.0 million upon the achievement of specified development and regulatory milestones. In addition, the Company is obligated to pay Scripps low single-digit royalties as a percentage of net sales of licensed products, subject to adjustments in certain circumstances. The Company's obligation to pay royalties on net sales is on a country by country basis. The milestones and royalties payable to Scripps will be recorded as expense when the obligations are incurred.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this quarterly report or in our annual report on Form 10-K. Please also refer to the section under the heading "Forward-looking Statements."

OVERVIEW

        We are a clinical-stage biopharmaceutical company focused on discovering and developing proprietary small molecule drugs targeting cancer stem cells along with proprietary companion diagnostics. A cancer stem cell is a particularly aggressive type of tumor cell, resistant to conventional cancer therapy, that we believe is an underlying cause of tumor recurrence and metastasis. Our scientific co-founders have made discoveries that link the epithelial-to-mesenchymal transition, or EMT, to the emergence of cancer stem cells. This transition involves the transformation of one type of cancer cell into a more aggressive and drug resistant type of cancer cell. Building on these discoveries, our scientific co-founders developed proprietary technology to create a stable population of cancer stem cells that we use to screen for and identify small molecule compounds that target cancer stem cells. We have initiated multiple clinical trials with our product candidates VS-6063, VS-4718 and VS-5584, including the registration-directed COMMAND trial of VS-6063 in mesothelioma.

        We commenced active operations in the second half of 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock, our initial public offering in February 2012 and our follow-on offering in July 2013.

        As of March 31, 2014, we had a deficit accumulated during the development stage of $100.7 million. We had net losses of $13.1 million, $9.0 million and $100.7 million for the three months ended March 31, 2014 and 2013 and for the period from August 4, 2010 (inception) to March 31, 2014, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

        The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2013 related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the quarter ended March 31, 2014. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 6, 2014.

        The Company has elected to follow the extended transition period guidance provided for in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. The Company will disclose the date on which adoption of such standards is required for non-emerging growth companies and the date on which the Company will adopt the recently issued accounting standards.

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2014 and March 31, 2013

        Research and development expense.    Research and development expense for the three months ended March 31, 2014 (2014 Quarter) was $8.4 million compared to $5.3 million for the three months ended March 31, 2013 (2013 Quarter). The $3.1 million increase from the 2013 Quarter to the 2014 Quarter is primarily related to an increase of $1.3 million in contract research organization expense for outsourced biology, development and clinical services, which includes our clinical trial costs, a $1.2 million increase in license fees related to the Encarta asset purchase, an approximate $419,000 increase in stock-based compensation expense, and an approximate $200,000 increase in personnel costs primarily due to increased average headcount.

        The table below summarizes our allocation of research and development expenses to our clinical programs for VS-6063, VS-4718 and VS-5584, for the three months ended March 31, 2014. Prior to 2014, we did not track research and development expenses for specific clinical programs. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expense are summarized in the table below and include $1.2 million of personnel costs.

Three months ended, March 31, 2014
(in thousands)
VS-6063	$2,885
VS-4718	1,453
VS-5584	504
Unallocated research and development expense	2,353
Unallocated stock-based compensation expense	1,216

Total research and development expense	$8,411

        Due to the uncertainty in drug development and the stage of development of our clinical programs, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.

        General and administrative expense.    General and administrative expense for the 2014 Quarter was $4.7 million compared to $3.8 million for the 2013 Quarter. The approximately $900,000 increase from the 2013 Quarter to the 2014 Quarter primarily resulted from an approximate increase of $647,000 in stock-based compensation expense associated with restricted stock units, an approximate $215,000 increase in personnel costs primarily due to increase in salaries and headcount and an increase in consulting fees of approximately $151,000. These increases were partially offset by a decrease in professional fees of approximately $191,000.

        Interest income.    Interest income increased to $72,000 for the 2014 Quarter from $44,000 for the 2013 Quarter. This increase is due to a higher average investment balance for 2014 Quarter compared to the 2013 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

        To date, we have not generated any revenues. Since our inception in August 2010, we have financed our operations principally through private placements, our initial public offering in February 2012 and our follow-on offering in July 2013. As of March 31, 2014, we had received $68.1 million in net proceeds from the issuance of preferred stock and $116.6 million in net proceeds from our public offerings. As of March 31, 2014, we had $113.9 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, government-sponsored enterprise securities and corporate bonds.

Cash flows

        Operating activities.    The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant increase in cash used in operating activities for the 2014 Quarter compared to the 2013 Quarter is due to an increase in research and development expenses related to our ongoing clinical trials and development of our lead product candidates.

        Investing activities.    The cash provided by investing activities for the 2014 and 2013 Quarters primarily reflects the net maturities of investments of $4.1 million and $25.3 million, respectively.

        Financing activities.    The cash used in financing activities for the 2014 and 2013 Quarters primarily reflects cash used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees.

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

        We expect our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements into the first half of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

  •
  the rate of progress, results and costs of completing of the registration-directed trial of VS-6063 in mesothelioma;

  •
  assuming favorable clinical results, the cost, timing and outcome of our efforts to seek approval of VS-6063 in mesothelioma in the United States and elsewhere in the world, including to fund the preparation and filing of regulatory submissions with the FDA and other regulatory agencies worldwide;

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

CONTRACTUAL OBLIGATIONS

        There have been no material changes to the contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, except that on April 15, 2014, we entered into a lease agreement for new space that we intend to use as our corporate headquarters and for laboratory purposes. For additional information on this lease agreement, see Note 1 to our unaudited condensed consolidated financial statements included herein.

OFF-BALANCE SHEET ARRANGEMENTS

        We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We had cash, cash equivalents and investments of $113.9 million as of March 31, 2014, consisting of cash, U.S. Treasury money market fund, government-sponsored enterprise securities and corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest-bearing. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than our functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2014, $1.3 million of our total liabilities were denominated in currencies other than our functional currency.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        None.

Item 1A.    Risk Factors.

        You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes from the factors disclosed in our 2013 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

        On February 21, we purchased the assets that were the subject of the license agreement between us and Poniard from Encarta, who had previously purchased these assets in 2013. In connection with this transaction, we issued to Encarta 97,500 shares of our common stock and a warrant to purchase 142,857 shares of our common stock with an exercise price equal to $17.16 per share. The securities were issued in a private placement without registration under the Securities Act of 1933, as amended, in reliance on exemptions provided under Section 4(a)(2) and Regulation D promulgated thereunder.

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

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

        The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 "Results of Operations and Financial Condition" of Form 8-K:

        On May 8, 2014, Verastem, Inc. announced its financial results for the quarter ended March 31, 2014 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

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

VERASTEM, INC.
Date: May 8, 2014	By:	/s/ ROBERT FORRESTER Robert Forrester Chief Executive Officer
Date: May 8, 2014	By:	/s/ JOHN B. GREEN, CPA John B. Green Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

4.1		Common Stock Warrant Agreement between Verastem, Inc. and Encarta, Inc. dated February 21, 2014
10.1	††
License Agreement dated May 5, 2008 by and between The Scripps Research Institute and Poniard Pharmaceuticals, Inc. (Verastem, Inc. assumed the rights and obligations of Encarta, Inc., which previously assumed the rights and obligations from Poniard Pharmaceuticals, Inc., on February 21, 2014).
10.2		Employment agreement dated April 3, 2014 between Verastem, Inc. and Monica Singh
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
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1		Press Release issued by Verastem, Inc. on May [8], 2014 (furnished herewith).
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema Document
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

†
Submitted electronically herewith.

††
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