Form 10-Q
period 2014-06-30
Verastem, Inc.
filed 2014-08-07
CIK 1526119

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

        As of July 31, 2014 there were 25,842,328 shares of Common Stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, timeline for clinical development and regulatory approval of our compounds, the expected timing for the reporting of data from ongoing trials, prospects, plans and objectives of management, are forward looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

        Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities, the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of ongoing or later clinical trials, that data may not be available when we expect it to be, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC.

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

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$22,391	$18,889
Short-term investments	76,204	82,423
Restricted cash	86	86
Prepaid expenses and other current assets	877	557

Total current assets	99,558	101,955
Property and equipment, net	1,489	631
Long-term investments	5,757	22,344
Restricted cash	203	—
Other assets	335	331

Total assets	$107,342	$125,261

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,159	$2,760
Accrued expenses	4,165	4,327
Liability classified stock-based compensation awards	547	717

Total current liabilities	7,871	7,804
Other liabilities	292	11
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 25,722 and 25,328 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	212,883	205,068
Accumulated other comprehensive income	29	28
Accumulated deficit	(113,736)	(87,653)

Total stockholders' equity	99,179	117,446

Total liabilities and stockholders' equity	$107,342	$125,261

See accompanying notes.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended, June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$8,305	$6,045	$16,716	$11,341
General and administrative	4,782	4,239	9,505	8,024

Total operating expenses	13,087	10,284	26,221	19,365

Loss from operations	(13,087)	(10,284)	(26,221)	(19,365)
Interest income	65	34	137	78

Net loss	$(13,022)	$(10,250)	$(26,084)	$(19,287)

Net loss per share—basic and diluted	$(0.51)	$(0.49)	$(1.02)	$(0.94)

Weighted-average number of common shares used in net loss per share—basic and diluted	25,669	20,729	25,574	20,607

Comprehensive loss	$(13,015)	$(10,271)	$(26,083)	$(19,312)

See accompanying notes.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2014	2013
Operating activities
Net loss	$(26,084)	$(19,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141	112
Amortization of premiums and discounts on available for sale marketable securities	152	—
Stock-based compensation expense	6,910	5,182
Common Stock issued to purchase technology rights	1,197	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(324)	(630)
Accounts payable	(187)	186
Accrued expenses and other liabilities	373	1,781
Liability classified stock-based compensation award	(170)	—

Net cash used in operating activities	(17,992)	(12,656)

Investing activities
Purchases of property and equipment	(412)	(31)
Purchases of investments	(26,640)	(44,209)
Maturities of investments	49,295	61,479
Increase in restricted cash	(203)	—

Net cash provided by investing activities	22,040	17,239

Financing activities
Proceeds from the exercise of stock options	11	30
Cash used to settle restricted stock liability awards	(557)	(829)

Net cash used in financing activities	(546)	(799)

Increase in cash and cash equivalents	3,502	3,784
Cash and cash equivalents at beginning of period	18,889	10,096

Cash and cash equivalents at end of period	$22,391	$13,880

See accompanying notes.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission ("SEC") on March 6, 2014.

Recent Accounting Pronouncements

        On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, which simplifies financial reporting for development stage entities by eliminating requirements specific to development stage entities. As a result, entities in a development stage will no longer need to present inception-to-date information about income statement line items, cash flows, and equity transactions. Instead, the new guidance clarifies how these entities should tailor existing disclosures to explain the risks and uncertainties related to their activities. This update is effective for annual periods beginning after December 15, 2014, and early application is permitted for any annual or interim period for which the entity's financial statements have not yet been issued. The Company adopted this guidance prior to issuing the financial statements in this Q2 2014 Form 10-Q. The adoption of ASU 2014-10 impacted disclosure only and did not have any impact on financial position or results of operations.

        There have been no changes to the Company's significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 6, 2014.

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

        The following table presents information about the Company's financial assets and liabilities that have been measured at fair value at June 30, 2014 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$20,732	$14,732	$6,000	$—
Short-term investments	76,204	—	76,204	—
Long-term investments	5,757	—	5,757	—

Total financial assets	$102,693	$14,732	$87,961	$—

Financial liabilities
Liability classified stock-based compensation awards	$547	$547	$—	$—

Total financial liabilities	$547	$547	$—	$—

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

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair value of financial instruments (Continued)

        The Company's cash equivalents and investments are comprised of money market accounts, government-sponsored enterprise securities, corporate bonds and commercial paper of publicly traded companies. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2014.

        The Company's liability classified stock-based compensation awards are comprised of restricted stock units (RSUs) that allow for greater than minimum statutory tax withholdings. These awards are valued based on the fair value of the Company's common stock underlying the awards, which is traded on an active market. During the first quarter of 2013, the Company amended the terms of certain RSUs to allow for cash tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the three and the six months ended June 30, 2014, the Company paid approximately $58,000 and approximately $557,000, respectively, to settle the tax liability for awards that settled during the periods.

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

        Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three and six months ended June 30, 2014 and 2013. The Company recorded approximate unrealized gains and losses of $7,000, $1,000, $(21,000) and $(25,000) during the three and six months ended June 30, 2014 and 2013, respectively. Realized gains and losses are included in interest income in the statement of operations. There were no realized gains or losses recognized during the three and six months ended June 30, 2014 or 2013. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

        The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment's amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company's investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of June 30, 2014, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

        Cash, cash equivalents and investments at June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2014
Cash and cash equivalents:
Cash and money market accounts	$16,391	$—	$—	$16,391
Corporate commercial paper	6,000	—	—	6,000

Total cash and cash equivalents	$22,391	$—	$—	$22,391

Investments:
Government-sponsored enterprise securities (due within 1 year)	$20,219	$8	$—	$20,227
Corporate bonds (due within 1 year)	55,955	25	(3)	55,977
Corporate bonds (due within 1 - 2 years)	5,758	—	(1)	5,757

Total investments	$81,932	$33	$(4)	$81,961

Total cash, cash equivalents, and investments	$104,323	$33	$(4)	$104,352

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2013
Cash and cash equivalents:
Cash and money market accounts	$18,889	$—	$—	$18,889

Total cash and cash equivalents	$18,889	$—	$—	$18,889

Investments:
Government-sponsored enterprise securities (due within 1 year)	$30,652	$12	$—	$30,664
Government-sponsored enterprise securities (due within 1 - 2 years)	4,001	2	—	4,003
Corporate bonds (due within 1 year)	51,735	30	(6)	51,759
Corporate bonds (due within 1 - 2 years)	18,351	2	(12)	18,341

Total investments	$104,739	$46	$(18)	$104,767

Total cash, cash equivalents, and investments	$123,628	$46	$(18)	$123,656

4. Accrued expenses

        Accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Contract research organization costs	$2,609	$1,918
Compensation and related benefits	969	1,687
Professional fees	275	237
License milestones	110	360
Deferred rent	72	38
Other	130	87

	$4,165	$4,327

5. Net loss per share

        Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company's potentially dilutive shares, which include outstanding stock options, restricted stock units and unvested restricted stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. All potentially dilutive securities were excluded from the calculation of diluted net loss per share as the

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Net loss per share (Continued)

securities were anti-dilutive for all periods presented. The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Outstanding stock options	4,151	2,263	4,151	2,263
Unvested restricted stock	120	538	120	538
Unvested restricted stock units	394	623	394	623

6. Stock-based compensation

        In December 2011, the Company adopted the 2012 Incentive Plan (the 2012 Plan). The 2012 Plan became effective upon the closing of the Company's IPO in February 2012. The 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based and cash awards. Upon effectiveness, the number of shares of common stock that are reserved under the 2012 Plan is the sum of 3,428,571 shares plus the number of shares available under the Company's prior 2010 Plan. The number of shares reserved under the 2012 Plan is increased by the number of shares of common stock (up to a maximum of 571,242 shares) subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased. The 2012 Plan includes an "evergreen provision" that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase will be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors. On January 1, 2013 and 2014, the shares available under the 2012 Plan increased by 844,448 and 1,026,309 shares of common stock, respectively.

Restricted common stock

        A summary of the Company's restricted common stock activity and related information is as follows:

	Shares	Weighted- average purchase price per share
Unvested at December 31, 2013	329,282	$0.034
Vested	(208,860)	0.022

Unvested at June 30, 2014	120,422	$0.056

        No restricted common stock was granted during the three and six months ended June 30, 2014 and 2013. The total fair value of shares vested during the three and six months ended June 30, 2014 and 2013 was an approximate $556,000, $1.6 million, an approximate $706,000 and $1.5 million, respectively. As of June 30, 2014, there was an approximate $296,000 of total unrecognized stock-based

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-based compensation (Continued)

compensation expense related to unvested restricted common stock. The Company expects to recognize this expense over a remaining weighted average period of 0.3 years.

        A summary of the Company's restricted stock units (RSUs) activity and related information is as follows:

	Shares	Weighted- average grant date fair value
Outstanding at December 31, 2013	529,850	$10.78
Settled	(131,798)	10.35
Forfeited	(4,284)	11.00

Outstanding at June 30, 2014	393,768	$10.92

        No RSUs were granted during the three and six months ended June 30, 2014 and 2013. The total fair value of RSUs vested during the three and six months ended June 30, 2014 and 2013 was an approximate $125,000, $1.4 million, an approximate $122,000 and $2.3 million, respectively. As of June 30, 2014, there was $3.1 million of total unrecognized stock-based compensation expense related to unvested RSUs granted under the 2012 Plan. The Company expects to recognize this expense over a weighted average period of 1.6 years.

        During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 657,058 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount, of which 308,424 remain outstanding as of June 30, 2014. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the three and six months ended June 30, 2014, the Company deposited with taxing authorities approximately $58,000 and approximately $557,000, respectively, in respect of the tax liability for awards that settled during the periods.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-based compensation (Continued)

Stock options

        A summary of the Company's stock option activity and related information follows:

	Shares	Weighted- average price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2013	2,388,062	$8.66
Granted	1,802,167	12.72
Exercised	(5,715)	1.93
Forfeited	(33,546)	10.27

Outstanding at June 30, 2014	4,151,058	$10.42	8.9	$2,669,825

Exercisable at June 30, 2014	1,225,970	$8.09	8.2	$1,882,694

Vested and expected to vest at June 30, 2014	3,837,817	$10.36	8.9	$2,648,704

        The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Six months ended June 30,
	2014	2013
Risk-free interest rate	2.0%	1.1%
Dividend yield	—	—
Volatility	81%	75%
Expected term (years)	6.2	6.1

7. License agreements

        Under the license agreement with Poniard Pharmaceuticals, Inc. ("Poniard") that the Company entered into in November 2011 relating to VS-4718 and certain other compounds, the Company paid an upfront license fee and agreed to pay Poniard milestone payments upon the achievement of specified development and regulatory milestones. In February 2014, the Company purchased the assets which were the subject of the license agreement with Poniard from Encarta, Inc. ("Encarta"), who had previously purchased these assets in 2013. In consideration for these assets, the Company issued to Encarta 97,500 shares of common stock, a warrant to purchase 142,857 shares of common stock with an exercise price equal to $17.16 per share and paid $25,000. All existing obligations under the license agreement, including an achieved development milestone and an obligation to issue a warrant, were settled as part of this transaction. The Company incurred $1.2 million of research and development expense in the first quarter of 2014 as a result of this transaction. As the warrant that was issued was consistent with the existing obligation to issue a warrant, there were no charges recorded as a result of issuing the warrant. In connection with the asset purchase agreement, the Company also assumed the rights and obligations under the license agreement by and between the Scripps Research Institute ("Scripps") and Poniard, or the Scripps License Agreement. Pursuant to the Scripps License Agreement, the Company is obligated to pay Scripps potential product development milestone

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. License agreements (Continued)

payments of up to an aggregate of $3.0 million upon the achievement of specified development and regulatory milestones. In addition, the Company is obligated to pay Scripps low single-digit royalties as a percentage of net sales of licensed products, subject to adjustments in certain circumstances. The Company's obligation to pay royalties on net sales is on a country by country basis. The milestones and royalties payable to Scripps will be recorded as expense when the obligations are incurred.

8. Commitments and Contingencies

        On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The Company intends to use the leased premises as its corporate headquarters commencing in the third quarter of 2014. The lease term commenced on April 15, 2014. The Company must commence rent payments under the lease agreement on the earlier of: (i) December 1, 2014, or (ii) the first day in the calendar month after which the initial improvements to build out the leased space are substantially complete (the "Rent Commencement Date"). The lease term expires on the last day of the 60th full month following the Rent Commencement Date. The Company has agreed to pay an initial annual base rent of approximately $493,000, which base rent increases after every twelve-month period during the lease term to approximately $554,000 for the last twelve-month period. The Company is recording rent expense on a straight-line basis, beginning in April 2014. The Company also received a tenant improvement allowance of approximately $684,000 in connection with the lease. The Company has accounted for the allowance as a lease incentive, which is being recorded as a reduction to rent expense over the lease term. Deferred rent and lease incentive obligation are included in accrued expenses and other liabilities in the consolidated balance sheet. The Company has also agreed to pay its proportionate share of increases in operating expenses and property taxes for the building in which the leased space is located. The Company has provided a security deposit in the form of a letter of credit in the amount of approximately $203,000, which may be reduced to approximately $162,000 on April 15, 2016. The amount is included in restricted cash on the consolidated balance sheet.

9. Subsequent Events

        The company reviews all activity subsequent to quarter end but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. During the period the Company did not have any material subsequent events.

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

OVERVIEW

        We are a biopharmaceutical company focused on discovering and developing drugs to treat cancer by the targeted killing of cancer stem cells. A cancer stem cell is a particularly aggressive type of tumor cell, resistant to conventional cancer therapy, that we believe is an underlying cause of tumors, their recurrence and metastasis. We have proprietary technology to create a stable population of cancer stem cells that we use to screen for and identify small molecule compounds that target cancer stem cells. Our most advanced programs target the Focal Adhesion Kinase, or FAK, and the PI3K/mTOR signaling pathways. Our lead FAK inhibitor, VS-6063, has been assigned defactinib as the United States Adopted Name. We have received orphan drug designation for use of VS-6063 in mesothelioma in the European Union and in the United States. VS-6063 is currently in a registration-directed trial (COMMAND) in patients with mesothelioma, a Phase 1/1b trial in combination with weekly paclitaxel for patients with ovarian cancer, a Phase 2 study in patients with non-small cell lung cancer and a "Window of Opportunity" trial preceding surgery in mesothelioma. In addition to VS-6063, both our FAK inhibitor VS-4718 and our dual mTORC1/2 and PI3K inhibitor VS-5584 are in Phase 1 clinical trials in patients with advanced cancers.

        Our operations to date have been organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock, our initial public offering in February 2012 and our follow-on offering in July 2013.

        As of June 30, 2014, we had an accumulated deficit of $113.7 million. We had net losses of $26.1 million and $19.3 million for the six months ended June 30, 2014 and 2013, respectively. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and clinical trials of, and potentially seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

        The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2013 related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the three and six months ended June 30, 2014. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 6, 2014.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 2014 and June 30, 2013

        Research and development expense.    Research and development expense for the three months ended June 30, 2014 (2014 Quarter) was $8.3 million compared to $6.0 million for the three months ended June 30, 2013 (2013 Quarter). The $2.3 million increase from the 2013 Quarter to the 2014 Quarter was primarily related to an increase of $1.9 million in contract research organization expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, an approximate $302,000 increase in personnel costs primarily due to increased headcount and an approximate $126,000 increase in consulting fees.

        The table below summarizes our allocation of research and development expenses to our clinical programs for VS-6063, VS-4718 and VS-5584, for the three months ended June 30, 2014. Prior to 2014, we did not track research and development expenses for specific clinical programs. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include $1.4 million of personnel costs.

Three months ended June 30, 2014
(in thousands)
VS-6063	$4,154
VS-4718	325
VS-5584	686
Unallocated research and development expense	2,176
Unallocated stock-based compensation expense	964

Total research and development expense	$8,305

        Due to the uncertainty in drug development and the stage of development of our clinical programs, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.

        General and administrative expense.    General and administrative expense for the 2014 Quarter was $4.8 million compared to $4.2 million for the 2013 Quarter. The approximately $600,000 increase from the 2013 Quarter to the 2014 Quarter primarily resulted from an increase of approximately $529,000 in stock-based compensation expense, an increase in consulting fees of approximately $438,000, an increase of approximately $318,000 in personnel costs and an increase in travel and other costs of approximately $169,000. These increases were partially offset by a decrease in professional fees and other costs of approximately $701,000 and an approximate $210,000 decrease in corporate franchise taxes.

        Interest income.    Interest income increased to approximately $65,000 for the 2014 Quarter from approximately $34,000 for the 2013 Quarter. This increase was primarily due to a higher average investment balance for the 2014 Quarter compared to the 2013 Quarter.

Comparison of the Six Months ended June 30, 2014 and June 30, 2013

        Research and development expense.    Research and development expense for the six months ended June 30, 2014 (2014 Period) was $16.7 million compared to $11.3 million for the six months ended June 30, 2013 (2013 Period). The $5.4 million increase from the 2013 Period to the 2014 Period was primarily related to an increase of $3.3 million in contract research organization expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, a $1.2 million increase in license fees related to the Encarta asset purchase, an approximate $501,000 increase in personnel costs primarily due to increased headcount and an approximate $380,000 increase in stock-based compensation expense.

        The table below summarizes our allocation of research and development expenses to our clinical programs for VS-6063, VS-4718 and VS-5584, for the six months ended June 30, 2014. Prior to 2014, we did not track research and development expenses for specific clinical programs. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include $2.6 million of personnel costs.

Six months ended June 30, 2014
(in thousands)
VS-6063	$7,039
VS-4718	1,778
VS-5584	1,190
Unallocated research and development expense	4,529
Unallocated stock-based compensation expense	2,180

Total research and development expense	$16,716

        Due to the uncertainty in drug development and the stage of development of our clinical programs, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.

        General and administrative expense.    General and administrative expense for the 2014 Period was $9.5 million compared to $8.0 million for the 2013 Period. The $1.5 million increase from the 2013 Period to the 2014 Period primarily resulted from an increase of $1.2 million in stock-based compensation expense, an increase in consulting fees of approximately $588,000, an increase of approximately $533,000 in personnel costs and approximately $252,000 of travel and other costs. These increases were offset by a decrease in professional fees and other costs of approximately $887,000 and an approximate decrease in corporate franchise taxes of $181,000.

        Interest income.    Interest income increased to approximately $137,000 for the 2014 Period from approximately $78,000 for the 2013 Period. This increase was primarily due to a higher average investment balance for the 2014 Period compared to the 2013 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

        To date, we have not generated any revenues. Since our inception in August 2010, we have financed our operations principally through private placements, our initial public offering in February 2012 and our follow-on offering in July 2013. As of June 30, 2014, we had received $68.1 million in net proceeds from the issuance of preferred stock and $116.6 million in net proceeds from our public offerings. As of June 30, 2014, we had $104.4 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, government-sponsored enterprise securities, corporate bonds and commercial paper.

Cash flows

        Operating activities.    The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The $5.3 million increase in cash used in operating activities for the 2014 Period compared to the 2013 Period is primarily due to a $3.8 million increase in research and development expenses related to our ongoing clinical trials and development of our lead product candidates and a $1.4 million decrease in accrued expenses.

        Investing activities.    The cash provided by investing activities for the 2014 and 2013 Periods primarily reflects the net maturities of investments of $22.7 million and $17.3 million, respectively.

        Financing activities.    The cash used in financing activities for the 2014 and 2013 Periods primarily reflects approximately $557,000 and approximately $829,000, respectively, used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees.

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

CONTRACTUAL OBLIGATIONS

        There have been no material changes to the contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, except that on April 15, 2014, we entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. We intend to use the leased premises as our corporate headquarters commencing in the third quarter of 2014. The lease term commenced on April 15, 2014. We must commence rent payments under the lease agreement on the earlier of: (i) December 1, 2014, or (ii) the first day in calendar month after which the initial improvements to build out the leased space are substantially complete (the "Rent Commencement Date"). The lease term expires on the last day of the 60th full month following the Rent Commencement Date. We have agreed to pay an initial annual base rent of approximately $493,000, which base rent increases after every twelve-month period during the lease term to approximately $554,000 for the last twelve-month period. We have also agreed to pay our proportionate share of increases in operating expenses and property taxes for the building in which the leased space is located. We have provided a security deposit in the form of a letter of credit in the amount of approximately $203,000, which may be reduced to approximately $162,000 on April 15, 2016. The letter of credit is cash collateralized.

        Under the terms of the lease, the landlord will provide a tenant improvement allowance in the amount of approximately $684,000 toward the cost of initial improvements. As of June 30, 2014, the Company has recorded approximately $994,000 of leasehold improvements, $265,000 of which is reimbursable by the landlord.

OFF-BALANCE SHEET ARRANGEMENTS

        We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We had cash, cash equivalents and investments of $104.4 million as of June 30, 2014, consisting of cash, U.S. Treasury money market fund, government-sponsored enterprise securities, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest-bearing. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than our functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2014, $1.6 million of our total liabilities were denominated in currencies other than our functional currency.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

        The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 "Results of Operations and Financial Condition" of Form 8-K:

        On August 7, 2014, Verastem, Inc. announced its financial results for the quarter ended June 30, 2014 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

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

VERASTEM, INC.
Date: August 7, 2014	By:	/s/ ROBERT FORRESTER Robert Forrester President and Chief Executive Officer (Principal executive officer)
Date: August 7, 2014	By:	/s/ JOHN B. GREEN John B. Green Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1		Press Release issued by Verastem, Inc. on August 7, 2014 (furnished herewith).
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema Document
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

†
Submitted electronically herewith.