Form 10-K
period 2014-12-31
Verastem, Inc.
filed 2015-03-10
CIK 1526119

Use these links to rapidly review the document

Verastem, Inc. CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35403

Verastem, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3269467 (I.R.S. Employer Identification No.)
117 Kendrick Street, Suite 500 Needham, Massachusetts (Address of principal executive offices)	02494 (Zip Code)

Registrant's telephone number, including area code: (781) 292-4200

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	NASDAQ Global Market

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

          Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $218,641,564.

          The number of shares outstanding of the registrant's common stock as of February 27, 2015 was 35,955,110.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of our definitive proxy statement to be delivered to stockholders in connection with the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. Such statements relate to, among other things, the development of our product candidates, including VS-6063, VS-4718 and VS-5584, and our FAK, PI3K/mTOR, and diagnostics programs generally, the timeline for clinical development and regulatory approval of our product candidates, the expected timing for the reporting of data from on-going trials and for the COMMAND (as defined in Item 1) interim analysis, the expected timing of completion of COMMAND enrollment, the structure of our planned or pending clinical trials, additional planned studies, our rights to develop or commercialize our product candidates and our ability to finance contemplated development activities and fund operations for a specified period. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward- looking statements contain these identifying words.

        Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development programs and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the fact that the preclinical and clinical testing of our product candidates and preliminary data from clinical trials may not be predictive of the success of ongoing or later clinical trials, that data may not be available when we expect it to be, that enrollment of clinical trials may take longer than expected, that our product candidates may cause unexpected safety events, that we will be unable to successfully initiate or complete the clinical development of our product candidates, including VS-6063, VS-4718 and VS-5584, that development of our product candidates will take longer or cost more than planned, our reliance on third- parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC.

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

PART I

Item 1.    Business

OVERVIEW

        We are a biopharmaceutical company focused on discovering and developing drugs to treat cancer by the targeted killing of cancer stem cells. A cancer stem cell is a particularly aggressive type of tumor cell, resistant to conventional cancer therapy, that we believe is an underlying cause of tumors, their recurrence and metastasis. Our most advanced programs target the Focal Adhesion Kinase, or FAK, and the PI3K/mTOR signaling pathways. Our lead FAK inhibitor, VS-6063, has been assigned defactinib as the United States Adopted Name (USAN). We have received orphan drug designation for the use of VS-6063 in mesothelioma in the European Union and in the United States. VS-6063 is currently in a registration-directed trial (COMMAND) in patients with malignant pleural mesothelioma, a Phase 1b trial in combination with weekly paclitaxel for patients with ovarian cancer, a Phase 2 study in patients with non-small cell lung cancer, a Phase 2 trial preceding surgery in mesothelioma and a combination trial of VS-6063 and VS-5584 in patients with relapsed mesothelioma. We expect to conduct an interim analysis of COMMAND during the second quarter of 2015 and following this and assuming the trial is not futile, we intend to communicate the specific patient population for the primary analysis. We also expect to update or announce results from the combination trial of VS-6063 and paclitaxel in patients with ovarian cancer and results from the Phase 2 study of VS-6063 in patients with non-small cell lung cancer in the second half of 2015 and to report preliminary data on the extended treatment cohort for the Phase 2 trial preceding surgery in mesothelioma in the first half of 2016. In addition to VS-6063, both our FAK inhibitor VS-4718 and our dual mTORC1/2 and PI3K inhibitor VS-5584 are in Phase 1 clinical trials in patients with advanced cancers. We have received orphan drug designation for the use of VS-5584 in mesothelioma in the European Union and in the United States. We also expect to report results from the Phase 1 trials of VS-4718 and VS-5584 in the second half of 2015.

        Cancer is a group of diseases characterized by uncontrolled growth and spread of abnormal cells. The American Cancer Society estimated that in the United States in 2014, approximately 1.7 million new cases of cancer would be diagnosed and nearly 600,000 people would die from the disease. Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormone therapy and targeted therapy. According to estimates by the National Institutes of Health, in the United States in 2010, the direct medical costs of cancer of all types was projected to reach $124.6 billion. IMS Health estimates that in the United States in 2014, approximately $37.5 billion was spent on drugs to treat cancer, representing the largest class of drug spending in the United States. Despite years of intensive research and clinical use, current treatments often fail to cure cancer.

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

OUR MANAGEMENT TEAM AND SCIENTIFIC CO-FOUNDERS AND ADVISORS

        Our experienced management team includes our Executive Chairman and co-founder Christoph Westphal, M.D., Ph.D., our President and Chief Executive Officer, Robert Forrester, our Chief Financial Officer, John "Jack" Green, C.P.A, our Chief Medical Officer, Joanna Horobin, M.B., Ch.B., our Chief Operating Officer, Daniel Paterson and our General Counsel, Monica Kleinman.

        Dr. Westphal has been involved in founding a number of biotechnology companies as chief executive officer, including Sirtris Pharmaceuticals, Inc., which was acquired by GlaxoSmithKline plc in 2008, as well as Alnylam Pharmaceuticals, Inc., Momenta Pharmaceuticals, Inc., Acceleron Pharma Inc., and Flex Pharma, Inc. Dr. Westphal also co-founded Alnara Pharmaceuticals, Inc., which was acquired by Eli Lilly and Co. in 2010 and OvaScience, Inc.

        Mr. Forrester has been the chief executive officer, chief operating officer and chief financial officer of both private and public life science companies, including Forma Therapeutics, Inc., CombinatoRx, Inc. and Coley Pharmaceutical Group, Inc., which was acquired by Pfizer Inc. in 2007.

        Mr. Green was the Senior Vice President and Chief Financial Officer of GTC Biotherapeutics (formerly Genzyme Transgenics Corporation), which was spun out from Genzyme Corporation as a stand-alone public company. Mr. Green is a Certified Public Accountant (CPA) with over 30 years of financial experience, including 20 within the biotechnology industry.

        Ms. Kleinman was a member of the securities and public company group at Ropes & Gray LLP where she advised on corporate transactions involving public companies, investment banks and private equity funds and provided counsel on securities law compliance and corporate governance matters. Ms. Kleinman holds a B.A. from Amherst College and a J.D. from Harvard Law School.

        Dr. Horobin has over 30 years of pharmaceutical drug development experience in senior development and executive roles in both public and private companies. Dr. Horobin previously held positions as President and Chief Executive Officer at Syndax Pharmaceuticals, Vice President, Oncology at Rhone-Poulenc Rorer (now Sanofi,), Chief Operating Officer of CombinatoRx and Executive Vice President at EntreMed with experience spanning clinical development, marketing, and general management in both public and private companies. Dr. Horobin has been involved in the development, marketing and commercial launch of 10 approved products. Dr. Horobin received her medical degree from the University of Manchester.

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
Jose Baselga, M.D., Ph.D. Senior Medical Advisor

Physician in Chief at Memorial Sloan Kettering Cancer Center. Formerly the Bruce A. Chabner Chair and Chief of the Division of Hematology/Oncology at Massachusetts General Hospital and associate director of the MGH Cancer Center

George Daley, M.D., Ph.D.

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

THE PROBLEM

        The cancer death rate in the United States has only decreased modestly since the early 1990s. Cancer remains one of the world's most serious health problems and is the second most common cause of death in the United States after heart disease. The American Cancer Society estimated that in the United States in 2014, approximately 1.7 million new cases of cancer would be diagnosed and nearly 600,000 people would die from the disease. According to estimates by the National Institutes of Health, in the United States in 2010, the direct medical cost of cancer of all types was projected to reach $124.6 billion and the cancer type expected to be responsible for the highest individual disease costs was breast cancer at $16.5 billion. The following table sets forth the U.S. annual incidence, based on 2013 estimates from the American Cancer Society, and the prevalence, or the number of people in the United States who have been previously diagnosed with cancer, based on 2010 estimates from the National Cancer Institute, for select cancers in which CSCs have been implicated.

Cancer type	U.S. annual incidence	U.S. prevalence
Breast	234,580	2,645,621
Lung and bronchus	228,190	373,489
Colorectal	142,820	1,110,077
Leukemia	48,610	253,350
Pancreatic	45,220	34,657
Brain and other nervous system cancers	23,130	128,193

        For tumors that have not yet metastasized and remain localized to the site of original tumor formation, current treatments for cancer can be effective in initially reducing tumor burden. However, for many forms of cancer, current treatments lack sufficient efficacy to achieve a durable clinical response. Following initial treatment, the tumor may recur at the same site or metastasize and spread to other sites in the body. The vast majority of patients who succumb to cancer are killed by tumors that have metastasized. This is illustrated by the information in the following table, which shows, according to the National Cancer Institute's SEER Cancer Statistics Review, 2004-2010, the reduction in five-year survival rate for breast cancer patients based on the stage of the disease at the time at which the disease is diagnosed. The percentage of patients diagnosed at each stage of disease, referred to as stage distribution, is included below for comparative purposes.

Breast cancer stage at diagnosis	Stage distribution(1)	Five-year relative survival rate
Localized (confined to primary site)	61%	98.6%
Regional (spread to regional lymph nodes)	32%	84.6%
Distant (cancer has metastasized)	5%	25.0%

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

OUR SOLUTION

        Our solution is to discover and develop a next generation of oncology therapeutics targeting CSCs. We believe that by developing therapeutics that target CSCs we can address the problem of cancer recurrence and metastasis. To achieve a durable clinical response, we believe that it may be necessary to target both CSCs and other types of cancer cells in a tumor, as illustrated in the figure below, either with a combination of current cancer treatments and CSC-targeted drugs or a single therapeutic found to target both cancer cell populations.

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

OUR STRATEGY

        We believe that a key reason for the failure of many current cancer treatments is that they fail to kill CSCs, which we believe are responsible for the initiation, metastasis and recurrence of many cancers. Our goal is to build a leading biopharmaceutical company focused on the discovery, development and, ultimately, commercialization of novel drugs targeting CSCs. Key elements of our strategy to achieve this goal are:

  •
  Execute on the registration-directed trial of VS-6063 in mesothelioma named COMMAND (Control of Mesothelioma with MAinteNance Defactinib). We have met with the regulatory agencies in the United States, the United Kingdom and Japan and interacted with regulatory agencies in other countries worldwide. Based on these discussions, we believe that positive results from this trial, if obtained, may enable us to seek regulatory approval for VS-6063 in mesothelioma.

  •
  Rapidly advance our product candidates through clinical development. We have initiated clinical trials of VS-6063 both as a single agent and in combination with other agents and are conducting additional clinical trials with VS-4718 and VS-5584. We expect to initiate further clinical trials over the next several years.

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

  •
  Consider acquiring or in-licensing rights to additional compounds. We may pursue the acquisition or in-license from third parties of rights to additional compounds. We believe that our approach of identifying CSC targeting product candidates from external sources at various stages of development to supplement our internal programs may allow us to initiate clinical development of a diverse pipeline of compounds more quickly than if we were to focus solely on internally developed candidates.

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

        To enhance therapeutic benefit, we may use our product candidates in combination with other therapies in an effort to target both CSCs and other types of cancer cells. This approach is being utilized in our ongoing ovarian cancer trial of VS-6063 in combination with paclitaxel and our ongoing trial of VS-6063 in combination with VS-5584 for patients with relapsed mesothelioma. A second approach to using CSC-targeting drugs in combination with chemotherapy is based upon the timing (or sequencing) of drug treatment. We believe that using our CSC-targeting drugs immediately following chemotherapeutic treatments (known as maintenance therapy) may complement the overall effect of treatment by eliminating the residual CSCs following chemotherapeutic treatment. We are using this approach in patients with mesothelioma in our COMMAND trial for VS-6063.

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

        Mesothelioma is a relatively rare disease; it is estimated that the prevalence within the United States is approximately 2,500-3,000 cases per year and in the European Union it is approximately 8,000 cases per year. The World Health Organization estimates that there are approximately 59,000 cases of mesothelioma each year worldwide.

        A large majority of mesothelioma patients present with the pleural form around the lungs. Typically, symptoms are chest pain, shortness of breath, or both. The pain is usually dull, diffuse and characteristically worsens during the course of the illness. The pain may be described as heaviness or aching in the shoulder, arm, chest wall and upper abdomen.

        A 2011 study published in Oncogene reported that 90% of mesothelioma patient samples contained CSCs and implicated these cells in the development of drug resistance. In addition, the treatment of mesothelioma cells with pemetrexed (Alimta) led to an increase in the tumor-initiating capability of the drug resistant cells, as compared to those treated with placebo control. A recent report published in the journal Cancer Research describes that the dual loss of merlin and p16 in mesothelioma leads to highly aggressive tumors enriched in cancer stem cells.

Biomarkers

        Neurofibromatosis 2 (NF2) is a tumor suppressor gene that encodes the protein merlin. Inactivation of NF2 by mutation and/or deletion, leading to a reduction in the merlin protein, occurs in approximately 40-50% of malignant mesotheliomas. Merlin has been demonstrated to play roles in cell adhesion, invasion and cell motility in tumor cell lines partially through regulation of FAK. In turn, FAK mediates signal transduction by integrins and growth factor receptors. Increased activation of FAK has been demonstrated in merlin-low mesothelioma cells, indicating that FAK may represent an important therapeutic target for malignant mesothelioma. We may develop a diagnostic for merlin to aid the use of VS-6063 in mesothelioma. We believe the patients with tumors that are merlin-low may respond better to treatment with VS-6063.

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

        The National Cancer Institute estimated that in January 2009 there were approximately 182,000 women in the United States with a history of ovarian cancer and in 2013 approximately 22,000 new cases of ovarian cancer would be diagnosed and approximately 14,000 women would die from the disease.

Prognosis

        For patients with ovarian cancer, the most important prognostic factor is stage of the disease. Unfortunately, most patients with ovarian cancer have widespread disease at diagnosis. This may be partly explained by relatively early spread to the rest of the abdominal cavity. General symptoms such as abdominal pain and swelling, gastrointestinal symptoms, and pelvic pain often go unrecognized, leading to delays in diagnosis. This is illustrated by the information in the following table, which shows, according to the National Cancer Institute's SEER Cancer Statistics Review, 2004-2010, the reduction in five-year survival rate for ovarian cancer patients based on the stage of the disease at the time at which the disease is diagnosed. The percentage of patients diagnosed at each stage of disease, referred to as stage distribution, is included below for comparative purposes.

Stage at Diagnosis	Stage Distribution (%)	5-year Relative Survival (%)
Localized (confined to primary site)	15	92.3
Regional (spread to regional lymph nodes)	18	71.7
Distant (cancer has metastasized)	61	27.4
Unknown (unstaged)	6	21.8

Current Treatment

        Most patients are treated with a combination of surgery, chemotherapy, targeted therapy and radiation therapy. Surgery is often comprehensive to remove as much of the tumor as possible and may include removal of the ovaries or a total hysterectomy where the uterus is also removed.

        Unfortunately, available therapies are rarely curative in the treatment of ovarian cancer and many tumors become resistant to platinum-based chemotherapy, which is the primary treatment regimen. Further therapy with conventional chemotherapy is generally palliative, not curative, as the tumor is able to metastasize and spread to other sites in the body. A report by McNeish et al., at the 2013 American Society of Clinical Oncology reported that the use of paclitaxel in patients that had previously failed platinum-based chemotherapy resulted in less than 1% of patients achieving a complete response and an overall response rate of approximately 12% as defined by Response Evaluation Criteria In Solid Tumors (RECIST) guidelines. We believe it is the presence of CSCs that lead to this resistance and eventual disease progression.

NON-SMALL CELL LUNG CANCER

Overview

        According to the National Cancer Institute, the most common types of non-small cell lung cancer (NSCLC) are squamous cell carcinoma, large cell carcinoma, and adenocarcinoma. Although NSCLCs are associated with cigarette smoke, adenocarcinomas may be found in patients who have never smoked. As a class, NSCLCs are relatively insensitive to chemotherapy and radiation therapy compared with small cell lung cancer (SCLC). The National Cancer Institute estimates that in 2013 there were 228,190 new cases of lung cancer (both NSCLC and SCLC) in the United States and 159,480 deaths. Lung cancer is the leading cause of cancer-related mortality in the United States. The 5-year relative survival rate from 2004 to 2010 for patients with lung cancer was 16.8%.

        A study published in Cancer Discovery in 2013 described the role of genetic mutations in several genes that drive carcinogenicity in NSCLC including Kras, p16 and p53. The researchers published data from preclinical models suggesting that tumors harboring both a Kras mutation in addition to a mutation in either p16 or p53 may be more sensitive, as determined by overall survival, to treatment with a FAK inhibitor (VS-6062; an early compound in the same chemical series as VS-6063).

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

        In 2012, our scientific co-founder Dr. Robert Weinberg reported in Cancer Discovery that FAK is a critical regulator of CSCs and inhibition of this signaling pathway prevented disease progression and initiation of new metastatic lesions. An additional study by Dr. Weinberg reported in PNAS in 2009, demonstrated that in a mouse model of breast cancer FAK signaling was required to enable lung metastasis. Non-CSCs, which lack the ability to increase their FAK signaling activity through alternative mechanisms, remained non- metastatic in this model and did not survive dissemination to the lungs. Researchers at McGill University reported in PNAS that in a genetically modified mouse model the specific deletion of FAK from the mammary cells prevented primary tumor formation and metastasis. Similarly, researchers at the University of Michigan demonstrated that specific deletion of FAK from mammary tumors prevented tumor initiating capacity in recipient mice.

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

VS-6063

Overview

        VS-6063, or defactinib, is an orally-available small molecule compound designed to target cancer stem cells through the inhibition of FAK signaling. We are currently evaluating VS-6063 as a potential therapy for mesothelioma, ovarian cancer, NSCLC and other solid tumors driven by CSCs. We are currently conducting clinical trials of VS-6063 in patients with cancer: including the registration-directed COMMAND study in patients with mesothelioma, a Phase 1/1b clinical trial of VS-6063 in combination with paclitaxel for patients with ovarian cancer, a Phase 2 study of VS-6063 in patients with NSCLC, a Phase 2 trial preceding surgery in mesothelioma and a Phase 1 combination study of VS-6063 and VS-5584 in patients with relapsed mesothelioma. We have received orphan drug designation for VS-6063 in mesothelioma in both the United States and the European Union.

Development status of VS-6063

        Registration-directed study in mesothelioma (COMMAND).    We are conducting a randomized, double-blind, multi-center, multi-national study of VS-6063 in patients with mesothelioma and at least stable disease post first-line therapy. We have met with the regulatory agencies in the United States, the United Kingdom and Japan and interacted with the regulatory agencies in ten other countries to discuss COMMAND and, based on these discussions, we believe that positive results, if obtained, from this trial may enable us to seek regulatory approval for VS-6063 in mesothelioma. The study is currently open and recruiting patients in 13 countries at 55 study centers. We have enrolled 180 patients as of January 8, 2015, and in total, we expect to enroll 350-400 patients into COMMAND and to complete enrollment by the end of 2015.

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

        These observations generally suggest that FAK inhibition in mesothelioma may be helpful to slow disease progression and may indicate that use of a diagnostic to identify patients with low levels of the biomarker merlin may predict for those most likely to have the greatest response to treatment with a FAK inhibitor.

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

        This study design enables an analysis that could support approval in either the full treatable mesothelioma population or the approximately half of the patients with merlin low tumors. We believe the use of a companion diagnostic test to select the patients with merlin low tumors who may respond better to FAK treatment in mesothelioma may increase our ability to properly treat this patient population if the COMMAND trial is adapted to enrich for patients with merlin tumors.

        The key endpoints of the study are overall survival, progression free survival and quality of life. Based on discussions with the regulatory agencies in the United States, United Kingdom and Japan and interactions with regulatory agencies in ten other countries, we believe that if VS-6063 provides significant clinical benefit, we may be able to seek regulatory approval.

        Phase 2 trial preceding surgery in mesothelioma (Window of Opportunity).    VS-6063 is currently in an open-label neoadjuvant study in subjects with malignant pleural mesothelioma who are eligible for surgery. Neoadjuvant refers to the administration of VS-6063 prior to surgery to remove the mesothelioma tumor. The purpose of this study is to assess biomarker responses from tumor tissue. The study is being conducted in two parts. In part one, 10 subjects were administered VS-6063 for 12 days. In part two, 10-15 subjects will receive VS-6063 for 35 days. Pre- and post-treatment biopsies and blood samples are being collected and PET/CT scans are being performed both pre- and post-treatment. The safety, pharmacokinetics, and tumor response rate to VS-6063 are also being assessed.

        In October 2014, results from part one were presented at the International Mesothelioma Interest Group (iMig) meeting. Based upon biopsy results, treatment with VS-6063 for 12 days reduced FAK activity by an average of 70% in evaluable biopsies and decreases in a marker of cancer stem cells were observed in five of seven evaluable biopsies. In addition, the results of the pre- and post-treatment PET/CT scans, as measured by Response Evaluation Criteria in Solid Tumors, or RECIST, modified for mesothelioma, indicated that no disease progression was observed and that reductions in tumor size consistent with a partial response were observed in two patients. A waterfall plot of the tumor size measurements is presented in Figure 8. Part two of the study, where the treatment period is increased from 12 to 35 days, is currently ongoing.

        Phase 2 study of VS-6063 in patients with non-small cell lung cancer (NSCLC).    We are conducting a multi-center study of VS-6063 in patients with recurrent NSCLC following previous chemotherapy. There are 4 study arms, including patients with a KRAS-mutation, or a KRAS-mutation with accompanying secondary mutations in p16, p53 or both p16 and p53. The trial is being conducted at 9 sites in the US and is expected to enroll up to 44 eligible patients (11 per arm) in the first stage of the Simon's two-stage trial design. A Simon's two-stage trial design incorporates a single pre- planned interim analysis to determine which enrollment arms are exhibiting a favorable response to treatment and allows for enrollment of an additional 12 patients with the same tumor mutation profile per arm. The Phase 2 study is designed to assess the effect of VS-6063 on progression free survival, overall response rate, and overall survival.

        As of January 8, 2015, the two cohorts that had completed enrollment of stage one, each had reached the interim threshold of greater than or equal to 4 patients achieving disease control for greater than or equal to 12 weeks. We have stopped accrual to the study and are evaluating designs of potential follow up trials.

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

        As of June 30, 2014, seventeen serious adverse events, or SAEs, were observed in 9 patients (41%). All but one SAE (Grade 3 dehydration, deemed possibly related) were deemed to be not related or unlikely. In general, the addition of VS-6063 to weekly paclitaxel was generally well tolerated with no worsening of the well-known side effects of paclitaxel at either the 200mg/BID or 400 mg/BID dose level of VS-6063 in addition to the standard dose of weekly paclitaxel of 80mg/m2. 400mg/BID is the recommended Phase 2 dose of VS-6063 both as a single agent and in combination with weekly paclitaxel.

        As of December 15, 2014, 64% of patients have achieved a best overall response of at least stable disease of greater than or equal to 8 weeks as per RECIST guidelines in this ongoing study. Biomarker data on biopsies obtained pre- and post-treatment with VS-6063 (400mg BID) as a single agent for 10 days shows reductions in FAK activity and decreases in cancer stem cells. In addition, of the twenty-two patients treated with the combination of VS-6063 and paclitaxel, three partial responses and two complete responses have been reported as of December 15, 2014. Five patients remained on study as of December 15, 2014.

        Phase 1 clinical trial in advanced solid tumors.    VS-6063 demonstrated a good safety profile and initial signs of clinical activity in a Phase 1 trial in 46 patients with advanced solid tumors. Patients were selected on the basis of a confirmed diagnosis of a non-hematologic malignancy that was unresponsive to currently available therapies or for which no standard therapy existed. VS-6063 was administered on a twice daily (BID) schedule and dose cohorts initially included a minimum of 3 patients. Dosing was based on flat milligram increments without adjustment for body size, the starting dose being 12.5 mg BID in the initial cohort. Safety, activity and pharmacokinetics, the process by which a drug is absorbed, distributed and metabolized in the body, were measured. 16 of the 37 subjects enrolled, or 43%, at doses greater than or equal to 100 mg BID (predicted active dose) experienced stable disease as their best response to treatment. The recommended Phase 2 dose based on safety, pharmacokinetics and activity was determined to be 400 mg/BID.

        Phase 1 study of VS-6063 in Japanese patients.    In November 2014, we reported data from a Phase 1 dose escalation study of VS-6063 as a single agent in Japanese subjects. The dose levels were 200, 400 or 600mg of VS-6063 BID. No dose limiting toxicities, or DLTs, or SAEs were observed at any dose cohort. All treatment emergent adverse events were generally mild or moderate in nature, or grade 1 or 2 as determined in accordance with commonly accepted terminology for adverse events, except for one subject in the 200mg BID cohort who exhibited a Grade 3 increase in serum bilirubin, defined as between 3 and 10 times the value of the upper limit of the normal laboratory range. No associated increase in liver enzymes, AST or ALT, were observed in this subject.

        The study results showed that VS-6063 was generally well tolerated and side effects were consistent with previously reported results from our U.S. Phase 1 trial. One patient in the study had mesothelioma which had relapsed following frontline chemotherapy and was on VS-6063 for 5.6 months with best response of stable disease.

VS-4718

Overview

        VS-4718 is an orally-available small molecule compound designed to target cancer stem cells through the inhibition of FAK signaling. We are evaluating VS-4718 as a potential therapy for cancers driven by CSCs.

Development status of VS-4718

        We are conducting a Phase 1, dose escalation clinical trial of our FAK inhibitor, VS-4718, in patients with advanced cancers. As of January 8, 2015, the Maximum Tolerated Dose (MTD) had not been reached. Three patients on the study have mesothelioma and two of these mesothelioma patients have had disease stabilization for at least five months.

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

VS-5584

Overview

        VS-5584 is an orally available small molecule that potently and selectively inhibits both mTORC1/2 and PI3K signaling. A 2013 study published in Science Translational Medicine described findings that the observed resistance to PI3K- alpha inhibitors in breast cancer is mediated by signaling through the mTOR complex. We believe that the dual inhibition of mTORC1/2 and PI3K by VS-5584 may provide a greater clinical benefit for patients.

Development status of VS-5584

        We are conducting a Phase 1, dose escalation clinical trial of our dual mTORC1/2 and PI3K inhibitor, VS-5584, in patients with advanced cancers. As of January 8, 2015, the MTD had not been reached. Reductions in pharmacodynamic markers of PI3K and mTOR activity have been observed. Clinical activity has been observed in mesothelioma and other tumors. Disease control of at least six months has been observed in some patients. We have received orphan medicinal product designation from the European Commission for the use of VS-5584 in the treatment of mesothelioma. A Phase 1 clinical trial of VS-5584 in combination with VS-6063 for patients with relapsed mesothelioma is also currently ongoing.

Preclinical development

        We are conducting a comprehensive preclinical program to study VS-5584 as a potential treatment for cancer. Detailed results from this development were published in the January 2015 edition of the journal Cancer Research. Key results of this program to date are summarized below.

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

INTELLECTUAL PROPERTY

        We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and compositions, their methods of use and processes for their manufacture, and any other aspects of inventions that are commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

        We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of treatment and patient selection created or identified from our ongoing development of our product candidates. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions.

        The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and patent scope can be reinterpreted by the courts after issuance. Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors.

        Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office to determine priority of invention.

Patents

        Our patent portfolio includes issued and pending applications worldwide. These patent applications fall into four categories: (1) FAK inhibitor program; (2) PI3K/mTOR inhibitor program; (3) Wnt inhibitor program; and (4) other programs.

FAK inhibitor program

        We are currently developing the following FAK inhibitors: VS-6063 and VS-4718.

VS-6063

        We have exclusively licensed a portfolio of patent applications owned by Pfizer, which are directed to FAK inhibitor compounds and methods of their use, for example in cancer. One patent family is related generally to VS-6063. This patent family includes issued patents having claims covering VS-6063 generically and specifically. For example, US 7,928,109 covers the composition of matter of VS-6063 specifically and US 8,247,411 covers the composition of matter of VS-6063 generically. Also included are issued and pending patent applications having claims directed to methods of treatment and methods of making VS-6063. For example, US 8,440,822 covers methods of making VS-6063. Any U.S. patents that have issued or will issue in this family will have a statutory expiration date in April of 2028. Related cases are pending worldwide, including for example in Europe, Brazil, Thailand, Hong Kong, and India, and granted in Australia, Mexico, Canada, China, Korea, Israel, New Zealand, South Africa, Singapore, Taiwan, and Japan.

        In addition to the issued and pending patent applications exclusively licensed from Pfizer, we own two patent families covering VS-6063. One family is directed to compositions (e.g., oral dosage forms) of VS-6063 and certain methods of use. Any U.S. patents that will issue in this family will have a statutory expiration date in January of 2035. Another family is directed to methods of using a FAK inhibitor, such as VS-6063 in combination with a MEK inhibitor for treating a subject. Any U.S. patents that will issue in this family will have a statutory expiration date in February of 2035.

        Our licensed portfolio of patent applications from Pfizer also includes four families of patent applications directed to VS-6062 and related methods of use. The patent families include issued and pending patent applications having claims directed to VS-6062, methods of manufacture, and pharmaceutical salts. Patents have issued in these families in the U.S. that will expire in the December of 2023, April of 2025, and November of 2028, respectively. Related cases have been granted worldwide, including for example in Australia, Canada, China, Japan, and Europe.

VS-4718

        We have exclusively licensed a family of patent applications owned by the Scripps Research Institute, which is directed to VS-4718 and related methods of use. For example, US 8,501,763 covers the composition of matter of VS-4718. The statutory expiration of any patent that has issued or will issue pertaining to VS-4718 has or will have a statutory expiration date in March of 2028. Related cases are pending worldwide, including for example in China and Canada. The patent has also been allowed in Japan and Europe.

        We also own two families of patent applications directed to VS-4718 formulations and methods of manufacture. Any patents that will issue in either of these families will have a statutory expiration date in June of 2031.

PI3K/mTOR inhibitor program

        We own, through acquisition from S*Bio, a portfolio of patent applications covering VS-5584 and related methods of use, including two families of patent applications. One family covers VS-5584 generically and has a statutory expiration date in October of 2028. For example, US 8,247,410 covers the composition of matter of VS-5584 generically and US 8,609,838 covers methods of synthesis of VS-5584. The other family covers VS-5584 specifically. In the U.S., the composition of matter of VS-5584 is covered specifically in US 8,754,080 and will expire at the same time as the first family. Also included are issued and pending patent applications having claims directed to methods of treatment and methods of making VS-5584. A related case in Europe has also been allowed and been validated in Germany, Denmark, Spain, Finland, France, the United Kingdom, Ireland, Italy, the Netherlands, and Sweden.

        In addition, we own one patent family directed to a clinical dosing protocol for VS-5584. Any patents that will issue in this family will have a statutory expiration date in December of 2035.

Wnt inhibitor program

        We have exclusively licensed a portfolio of patent applications owned by Broad, Whitehead and Harvard. The family also includes claims covering: methods of identifying compounds that inhibit the growth or survival of CSCs, methods of identifying CSCs and methods of treating cancer, including methods of selecting courses of treatment for cancer therapy, for example, based on the presence of a biomarker. Any U.S. or EU patents that may issue from this application will have a statutory expiration date in April of 2029.

Other

        We own or have licenses on five families of patent applications directed to methods of selecting patients and predicting patient response.We own two patent families, both of which have a statutory expiration date in March of 2033. We license three families, which have statutory expirations of March of 2025, June of 2026, and August of 2031. We also exclusively license a patent application that includes claims covering: methods of identifying CSCs, in vitro methods of creating CSCs, for example through activation of the EMT process, progenitor cells and uses for those cells, methods of determining the metastatic potential of a tumor, and methods of diagnosing, preventing and treating cancer metastasis. Any U.S. patents that may issue from this application would have a statutory expiration date in 2026.

Patent Term

        The base term of a United States patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The term of a United States patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the USPTO. In some cases, the term of a United States patent is shortened by terminal disclaimer that reduces its term to that of an earlier-expiring patent.

        The term of a United States patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, to account for at least some of the time the drug is under development and regulatory review after the patent is granted. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one United States patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug, and/or a method of manufacturing the FDA-approved drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the DFA approval of the drug. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulator agency. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extension on patents covering those products, their methods of use, and/or methods of manufacture.

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

Pfizer, Inc.

        On July 11, 2012, we entered into a license agreement with Pfizer, Inc., or Pfizer, under which Pfizer granted us worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer's inhibitors of focal adhesion kinase, including VS-6063, for all therapeutic, diagnostic and prophylactic uses in humans. We have the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions. We are solely responsible, at our own expense, for the clinical development of these products, which is to be conducted in accordance with an agreed-upon development plan. We are also responsible for all manufacturing and commercialization activities at our own expense. Pfizer provided us with an initial quantity of clinical supplies of one of the products for an agreed upon price.

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

        There are other companies working to develop therapies that target CSCs. These companies include divisions of large pharmaceutical companies including Astellas Pharma Inc., Celgene, Inc., Sanofi-Aventis U.S. LLC, GlaxoSmithKline plc, Boehringer Ingelheim GmbH, Pfizer Inc. and others. There are also biotechnology companies of various sizes that are developing therapies against CSCs, including OncoMed Pharmaceuticals, Inc., Boston Biomedical Inc. (a division of Dainippon Sumitomo Corp), Stemline Therapeutics, Inc. and others.

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

        The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

Marketing approval

        Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2.3 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $110,000 per product and $560,000 per establishment. These fees are typically increased annually.

        The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs. Under these goals, the FDA has committed to review most such applications for non-priority products within 10 months after accepting the application for filing, and most applications for priority review products, that is, drugs that the FDA determines represent a significant improvement over existing therapy, within six months after accepting the application for filing. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Priority review

        Under FDA policies, a product candidate may be eligible for priority review, or review within a six-month time frame from the time a complete application is accepted for filing. Products regulated by the FDA's Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. A fast track designated product candidate would ordinarily meet the FDA's criteria for priority review.

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

        The ANDA also will not be approved until any applicable non-patent exclusivity period, such as exclusivity for obtaining approval of a new chemical entity, for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active moiety during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity during which the FDA cannot grant effective approval of an ANDA for the conditions of use covered by the exclusivity, but FDA requires as a condition of approval new clinical trials conducted by or for the sponsor. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Under the Best Pharmaceuticals for Children Act, federal law also provides that periods of patent and non-patent marketing exclusivity listed in the Orange Book for a drug may be extended by six months if the NDA sponsor conducts pediatric studies identified by the FDA in a written request. For written requests issued by the FDA after September 27, 2007, the date of enactment of the FDAAA, the FDA must grant pediatric exclusivity no later than nine months prior to the date of expiration of patent or non- patent exclusivity in order for the six-month pediatric extension to apply to that exclusivity period.

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

        FDA officials have issued guidance that address issues critical to developing in vitro companion diagnostics, such as biomarker qualification, establishing clinical validity, the use of retrospective data, the appropriate patient population and when the FDA will require that the device and the drug be approved simultaneously. The guidance issued in August 2014 states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product.

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

        If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant's agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue an approval order, which may be for more limited indications than those originally sought by the manufacturer. The approval order can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval.

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

        All clinical studies of investigational devices must be conducted in compliance with the FDA's requirements. If an investigational device could pose a significant risk to patients pursuant to FDA regulations, the FDA must approve an IDE application prior to initiation of investigational use. IVD trials usually do not require an IDE, as the FDA does not judge them to be a significant risk because the results do not affect the patient's safety in the study. The FDA has confirmed that one of our IVDs does not need an IDE application as it does not pose significant risk at this time. Should interim clinical trial data detect a safety signal between patients who test positive or negative for the specific biomarker, then a IDE would be required.

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

Post-market

        After a device is on the market, numerous regulatory requirements apply. These requirements include: the QSR, labeling regulations, the FDA's general prohibition against promoting products for unapproved or "off label" uses, the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur, and regulations requiring manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA.

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

        Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off- label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

EMPLOYEES

        As of February 27, 2015, we had 47 full-time employees, including a total of 12 employees with M.D. or Ph.D. degrees. Of these full-time employees, 31 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

BUSINESS—EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age and position of each of our executive officers as of February 27, 2015.

Name	Age	Position
Christoph Westphal, M.D., Ph.D.	46	Executive Chairman
Robert Forrester	51	President, Chief Executive Officer
John Green	60	Chief Financial Officer
Joanna Horobin, M.B., Ch.B.	60	Chief Medical Officer
Daniel Paterson	53	Chief Operating Officer
Monica Kleinman	34	Vice President and General Counsel

        Christoph Westphal, M.D., Ph.D. has served as our Executive Chairman since July 2013, as our Chief Executive Officer from September 2011 until July 2013 and our President from September 2011 until January 2013. He has served on our board of directors since August 2010 and as the Chairman of our board of directors since March 2011. Dr. Westphal has served as a partner of Longwood Fund, LP, a venture capital investment fund, since 2010 and the Chairman and CEO of Flex Pharma, Inc., since 2014. He served as the President of SR One, the corporate venture capital arm of GlaxoSmithKline, from 2010 until 2011. Dr. Westphal has previously been involved in founding a number of biotechnology companies as chief executive officer. Dr. Westphal co-founded Sirtris Pharmaceuticals, Inc., which was acquired by GlaxoSmithKline plc in 2008, and served as its Chief Executive Officer from 2004 to 2010. He also co-founded Alnara Pharmaceuticals, Inc., Acceleron Pharma, Inc., serving as its Chief Executive Officer in 2003, Alnylam Pharmaceuticals, Inc., serving as its Chief Executive Officer in 2002, and Momenta Pharmaceuticals, Inc., serving as its Chief Executive Officer in 2001. Dr. Westphal serves on the Board of Fellows of Harvard Medical School and the Board of Overseers for the Boston Symphony Orchestra and is a member of the Research Advisory Council at the Massachusetts General Hospital. He earned his M.D. from Harvard Medical School, his Ph.D. in genetics from Harvard University and his B.A. from Columbia University.

        Robert Forrester has served has served as our Chief Executive Officer since July 2013, as our Chief Operating Officer from March 2011 until July 2013 and our President since January 2013. Mr. Forrester has previously held executive level positions at both private and public life sciences companies. Prior to joining us, Mr. Forrester served as Chief Operating Officer of Forma Therapeutics, Inc. from 2010 until 2011. Previously he served as Interim President and Chief Executive Officer of CombinatoRx, Inc. from 2009 until 2010 and as its Executive Vice President and Chief Financial Officer from 2004 to 2009. Mr. Forrester served as Senior Vice President, Finance and Corporate Development at Coley Pharmaceuticals Group, Inc. from 2000 to 2003. He earned his LL.B. from Bristol University in England.

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

        Joanna Horobin, M.B., Ch.B. has served as our Chief Medical Officer since October 2012. Dr. Horobin has 30 years of pharmaceutical drug development experience. Prior to joining us, Dr. Horobin served as President of Syndax Pharmaceuticals from April 2012 to October 2012 and President and CEO from May 2006 to April 2012. At Syndax, Dr. Horobin designed and implemented the phase 2 clinical development of Entinostat in metastatic breast cancer. Entinostat has been designated breakthrough designation by the FDA. Previously, she served as VP, Oncology at Rhone-Poulenc Rorer (now Sanofi), COO of CombinatoRx and EVP at EntreMed with experience spanning clinical development, marketing, and general management in both public and private companies. At Rhone-Poulenc Rorer (now Sanofi) Dr. Horobin led the global oncology business, including the successful global launch of Taxotere® (docetaxel) in breast cancer and Campto/Camptosar® (CPT11) for colorectal cancer. Dr. Horobin also led a successful joint venture with Chugai to launch Granocyte® (lenograstim). Previously, Dr. Horobin played significant leadership roles in the approvals of Lovenox®, Celectol®, Augmentin®, Timentin®, temocillin, Bactroban® and Relafen®/Reliflex®. Dr. Horobin received her medical degree from the University of Manchester, England. While in clinical practice she gained membership to the Royal College of General Practitioners in the United Kingdom and holds a diploma of pharmaceutical medicine from the Royal College of Physicians in the United Kingdom.

        Daniel Paterson has served as our Chief Operating Officer since December 2014, our Chief Business Officer from July 2013 to December 2014 and as our Vice President, Head of Corporate

Development and Diagnostics from March 2012 until July 2013. Prior to joining us, Mr. Paterson was a consultant in 2011 until joining us in 2012. From 2009 through 2010, Mr. Paterson was the COO of On-Q-ity. Mr. Paterson was the President and CEO of The DNA Repair Company from 2006 until 2009, when it was acquired by On-Q-ity. Previously, he held senior level positions at IMS Health, CareTools, OnCare and Axion.

        Monica Kleinman has served as our General Counsel since March 2014. Prior to joining the Company, Ms. Kleinman was a member of the securities and public company group at Ropes & Gray LLP where she advised on corporate transactions involving public companies, investment banks and private equity funds and provided counsel on securities law compliance and corporate governance matters. Ms. Kleinman holds a B.A. from Amherst College and a J.D. from Harvard Law School.

OUR CORPORATE INFORMATION

        We were incorporated under the laws of the State of Delaware in August 2010. Our principal executive offices are located at 117 Kendrick Street, Suite 500, Needham, Massachusetts 02494 and our telephone number is (781) 292- 4200.

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

ITEM 1A.    Risk Factors.

RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

Preclinical studies and preliminary and interim data from clinical trials of our product candidates are not necessarily predictive of the results or success of ongoing or later clinical trials of our product candidates. If we cannot replicate the results from our preclinical studies and clinical trials of our product candidates, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

        Preclinical studies and any positive preliminary and interim data from our clinical trials of our product candidates may not necessarily be predictive of the results of ongoing or later clinical trials. Even if we are able to complete our planned clinical trials of our product candidates according to our current development timeline, the positive results from clinical trials of our product candidates may not be replicated in subsequent clinical trial results. Also, our later-stage clinical trials, including our registration-directed study of VS-6063 in mesothelioma, could differ in significant ways from our ongoing Phase 1 and Phase 2 clinical trials of VS-6063, which could cause the outcome of these later-stage trials to differ from our earlier stage clinical trials. For example, these differences may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. We have not completed any late-stage clinical trials for our product candidates yet, and if we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

        We have invested a significant portion of our efforts and financial resources in the research and development of our lead product candidate, VS-6063. We are conducting clinical trials of VS-6063 in multiple indications, including a registration-directed trial in mesothelioma. Our other product candidates, VS-5584 and VS-4718, are in Phase 1 clinical trials. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, particularly VS-6063. The success of our product candidates will depend on several factors, including the following:

  •
  successful completion of these clinical trials, particularly the registration-directed trial of VS-6063 in mesothelioma;

  •
  receipt of marketing approvals from the FDA and other regulatory authorities for our product candidates, particularly VS-6063 in mesothelioma, including pricing approvals where required;

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

        Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the results of many of our ongoing clinical trials to date, including our Phase 2 window-of-opportunity study of VS-6063 in mesothelioma and our Phase 1/1b study of VS-6063 in ovarian cancer, are based on unaudited data provided by our clinical trial investigators. An audit of this data may change the conclusions drawn from this unaudited data indicating less promising results than we currently anticipate. In addition, our registration-directed clinical trial of VS-6063 in mesothelioma is a randomized, double-blind, placebo-controlled study. Accordingly, while we will know whether the trial can proceed and the primary patient population at the time of the interim analysis expected in the second quarter of 2015, we will not have any safety or activity data from this trial until the primary efficacy readout in 2016.

        In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trial we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our product candidates.

        In addition, the design of a clinical trial may determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well-advanced. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For example, standard measures of clinical activity with respect to solid tumors, such as Response Criteria in Solid Tumors, or RECIST, measurement guidelines, which are based on gross changes in the size of tumor lesions, may not be sufficient to detect the targeting of CSCs by our product candidates.

        We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

  •
  regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

  •
  we may have delays in reaching or fail to reach agreement on clinical trial contracts or clinical trial protocols with prospective trial sites;

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

  •
  regulators or institutional review boards may require that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

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

        We are currently conducting a registration-directed trial of VS-6063 in mesothelioma. The key endpoints for this trial are progression free survival, meaning the length of time on treatment until objective tumor progression, overall survival and quality of life. We have no clinical data in humans relating to the impact of VS-6063 on overall survival or progression free survival. If VS-6063 does not demonstrate a progression free or overall survival benefit or does not meet the level of statistical or clinical significance required by the FDA and other regulatory authorities for marketing approval, it will not be approved. We have met with regulatory agencies in the US, UK and Japan and interacted with regulatory agencies in eleven other countries. Based on these interactions, we believe that positive results from this trial, if obtained, may enable us to seek regulatory approval for VS-6063. However, the FDA and foreign regulatory authorities may determine that the results from this trial do not support regulatory approval and may require us to conduct an additional clinical trial or trials. If these agencies take such a position, the costs of development of VS-6063 in mesothelioma could increase materially and its potential market introduction could be delayed. The regulatory agencies could also require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider an NDA application. Our product development costs will also increase if we experience delays in clinical testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

        For example, we may have difficulty enrolling a sufficient number of patients in our registration-directed trial of VS-6063 in mesothelioma due to the relatively small patient population and the rapid progression of the disease. If we are unable to enroll patients in this trial as quickly as we planned, the interim analysis currently anticipated for the second quarter of 2015 could be delayed, which would also delay the expected timing of the primary efficacy read-out and any potential NDA filing.

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

        All of our product candidates are in various stages of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, even though VS-6063 has generally been well-tolerated by patients in our clinical trials to date, there were side effects or adverse events, some of which were serious. The most common drug-related adverse events, or AEs, from our open-label single-agent clinical trials with VS-6063 alone were nausea, fatigue, increased serum bilirubin, diarrhea, dyspnea, vomiting, decreased appetite, constipation, cough and headache. These AEs were mild, moderate or severe in severity. The most common AEs in open-label single-agent clinical trials assessed as Grade 3 or severe were constipation, dyspnea, fatigue, headache, increased serum bilirubin, nausea and vomiting. The most common drug-related AEs in the combination study with VS-6063 and paclitaxel were fatigue, anemia, hyperbilirubinemia, diarrhea, nausea, neutropenia, peripheral edema, vomiting, pyrexia, alopecia, decreased appetite, dizziness, peripheral sensory neuropathy, urinary tract infection, upper abdominal pain, dehydration and peripheral neuropathy. These AEs were mild, moderate, or severe in intensity. The most common AEs in the combination study assessed as Grade 3 (severe) were anemia, dehydration, fatigue, hyperbilirubinemia, nausea, neutropenia, pyrexia, urinary tract infection and vomiting. A small number of patients across our clinical trials have experienced serious adverse events, or SAEs, deemed by us and the clinical investigator to be related to VS-6063. SAEs refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome. Reports of SAEs from our open-label Phase 1 and Phase 2 trials of VS-6063 deemed by us and the clinical investigator to be related to VS-6063 included dehydration, dyspnea, nausea, renal failure, respiratory failure and vomiting.

        VS-5584 has also been generally well tolerated in our Phase 1 clinical trial, and the toxicities were consistent with other drugs in this class. The most frequent AEs were nausea, fatigue, constipation, diarrhea, hyperglycemia, decreased appetite, mucosal inflammation, vomiting, anemia, back pain, dizziness, hypertriglyceridemia, hypokalemia, and hyponatremia. Toxicities were generally Grade 1 or 2 in severity. There has been one treatment-related unexpected SAE reported to date, a report of a Grade 3 rash.

        VS-4718 has been generally well tolerated in our Phase 1 clinical trial. The most frequently reported AEs include nausea, fatigue, dyspnea, agitation, diarrhea, and maculo-papular rash. One treatment-related SAE of increased aspartate aminotransferase (AST) and alanine aminotransferase (ALT) (Grade 3) was reported.

        As a result of these adverse events or further safety or toxicity issues that we may experience in our clinical trials in the future, we may not receive approval to market any product candidates, which could prevent us from ever generating revenue from the sale of products or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our products candidates for any or all targeted indications. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. In addition, while we and our clinical trial investigators, currently determine if serious adverse or unacceptable side effects are drug-related, the FDA or other non-U.S. regulatory authorities may disagree with our or our clinical trial investigators' interpretation of data from clinical trials and the conclusion that a serious adverse effect or unacceptable side effect was not drug-related.

Our approach to the discovery and development of product candidates that target CSCs is unproven, and we do not know whether we will be able to develop any products of commercial value.

        We are discovering and developing product candidates to treat cancer by the targeted killing of cancer stem cells. Research on CSCs is an emerging field and, consequently, there is ongoing debate regarding the existence of CSCs, whether the appropriate nomenclature to refer to these cells is cancer stem cells, tumor-initiating cells or another term and the importance of these cells as an underlying cause of tumor recurrence and metastasis.

        Although there is general consensus that some cancer cells have tumor- initiating capacity, there also is some debate in the scientific community regarding the defining characteristics of these cells, which we call CSCs, and the origin of these cells. Some believe that normal adult stem cells mutate and transform into CSCs. Others believe that all cancer cells have tumor-initiating capabilities, these capabilities cannot be attributed to a factor intrinsic to a particular cell and, therefore, a definitive CSC cannot be isolated or targeted. We believe that the discovery by our scientific co-founders of the link between the epithelial-to-mesenchymal transition, or EMT, and the emergence of cancer stem cells is one way a cancer cell can transition to a CSC, but this view is not universally accepted. In addition, some believe that targeting CSCs should be sufficient for a positive clinical outcome, while others believe that, at times or always, targeting CSCs should be coupled with targeting tumor bulk for a positive clinical outcome.

        Even if our beliefs regarding the existence, characteristics and function of CSCs are correct, any products that we develop may not effectively target CSCs. We do not believe that any drugs that target CSCs have been successfully developed to date for the treatment of cancer. While we are currently conducting clinical trials for product candidates that we believe target CSCs, we may not ultimately be successful in demonstrating their efficacy, alone or in combination with other treatments.

We may not be successful in our efforts to identify or discover additional potential product candidates.

        Part of our strategy involves discovering and developing product candidates, including through our proprietary technology, to build a pipeline of novel product candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

  •
  the research methodology used may not be successful in identifying potential product candidates;

  •
  potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance; or

  •
  potential product candidates may not be effective in treating their targeted diseases.

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

We may not be successful in obtaining necessary rights to compounds and product candidates for our development pipeline through acquisitions and in- licenses.

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

        We intend to seek regulatory approval for our product candidates in a number of countries outside of the United States and expect that these countries will be important markets for our products, if approved. For example, our registration-directed study of VS-6063 in mesothelioma is currently in twelve countries outside of the United States, including the United Kingdom, Japan, Australia and South Africa. Marketing our products in these countries will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The regulations that apply to the conduct of clinical trials and approval procedures vary from country to country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, drugs must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

        Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we are unable to successfully develop companion diagnostics for our product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

        If, at the interim analysis of our registration-directed trial of VS-6063 in mesothelioma, we enrich the study population based on the biomarker merlin, we plan to develop a companion diagnostic. There has been limited success to date industry wide in developing these types of companion diagnostics. To be successful, we would need to address a number of scientific, technical and logistical challenges. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with our product candidates, including VS-6063. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part on third parties for their design and manufacture. We have entered into agreements with the Laboratory Corporation of America Holdings to assist us in validating biomarkers for VS-6063, and establishing, validating and performing a test for merlin protein being used for stratification in the COMMAND study, and in the development of an applicable companion diagnostic, if necessary. If we or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so:

  •
  the development of our product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;

  •
  our product candidates may not receive marketing approval if safe and effective use of a product candidate depends on an in vitro diagnostic; and

  •
  we may not realize the full commercial potential of any product candidates that receive marketing approval if, among other reasons, we are unable to appropriately select patients who are likely to benefit from therapy with our drugs.

        As a result, our business would be harmed, possibly materially.

Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

        If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments instead of trying new single-agent therapies. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

        In addition, given the relatively small patient population for mesothelioma in the United States and the other geographies where we intend to commercialize VS-6063, assuming regulatory approval of VS-6063 in mesothelioma, additional sales personnel may be required to access the same number of patients as it would for a more common cancer.

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

        There are also a number of products in clinical development by third parties to treat cancer by targeting CSCs. These companies include divisions of large pharmaceutical companies, including Astellas Pharma US, Inc., Sanofi-Aventis US LLC, GlaxoSmithKline plc, Boehringer Ingelheim GmbH, Pfizer Inc, Celgene, Inc. and others. There are also biotechnology companies of various sizes that are developing therapies against CSCs, including OncoMed Pharmaceuticals, Inc., Boston Biomedical, Inc. (a division of Dainippon Sumitomo Corp.), Stemline Therapeutics, Inc. and others. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure CSCs than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

        The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, recently passed legislation may significantly change the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

        We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we initiate additional clinical trials in the United States and around the world or upon the commercialization of our product candidates, if ever. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

        Since inception, we have incurred significant operating losses. As of December 31, 2014, we had an accumulated deficit of $141.0 million. To date, we have not generated any revenues and have financed our operations through private placements of our preferred stock, public offerings of our common stock and sales of our common stock pursuant to our at-the-market equity offering program. We have devoted substantially all of our efforts to research and development. Our lead product candidate, VS-6063, is currently in a registration-directed trial in mesothelioma (COMMAND). Our other product candidates, VS-5584 and VS-4718, and VS-6063 in indications outside of mesothelioma are in Phase 1 and Phase 2 clinical trials. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we continue our COMMAND study, including the initiation of associated studies in preparation for a possible NDA filing to the FDA and similar filings to other regulatory authorities;

  •
  continue our other ongoing clinical trials with VS-6063, VS-5584 and VS-4718;

  •
  initiate additional clinical trials for our product candidates;

  •
  ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

  •
  continue our preclinical research or acquire or in-license additional product candidates;

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

        We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of our product candidates, including preparation for a potential NDA filing for VS-6063 in mesothelioma. In addition, if we obtain marketing approval for any of our product candidates, including VS-6063 in mesothelioma, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical development programs or any future commercialization efforts.

        We expect our existing cash, cash equivalents and investments, including $55.5 million of net proceeds received in January 2015 from the sale of our common stock, will enable us to fund our current operating plan and capital expenditure requirements into 2017. Our future capital requirements will depend on many factors, including:

  •
  the rate of enrollment, results and cost of completing the registration-directed trial of VS-6063 in mesothelioma;

  •
  assuming favorable clinical results, the cost, timing and outcome of our efforts to seek approval in mesothelioma in the United States and elsewhere in the world, including to fund the preparation and filing of regulatory submissions with the FDA and other regulatory agencies worldwide;

  •
  assuming regulatory approval, the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, of VS-6063 in mesothelioma in the United States and elsewhere in the world, whether alone or through a third party;

  •
  the scope, progress and, results of our other ongoing clinical trials and potential future clinical trials;

  •
  the extent to which we acquire or in-license other product candidates;

  •
  the costs, timing and outcome of regulatory review of our other product candidates and the costs of future commercialization activities for such product candidates, for which we receive marketing approval;

  •
  revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

  •
  the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

  •
  our ability to establish collaborations or partnerships on favorable terms, if at all.

        Conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that may not be commercially available for several years, if at all. Moreover, our registration-directed trial is in mesothelioma, which has a relatively low incidence as compared to other cancer indications. Accordingly, even if we receive regulatory approval following this trial, it will take several years to achieve peak sales and we will need to continue to rely on additional financing to further our clinical development objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

        Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, grants and government funding, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

        If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish future revenue streams or valuable rights to product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We may depend on collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

        We may seek third-party collaborators for the development and commercialization of our product candidates. We anticipate that we may seek to enter into a collaboration for marketing and commercialization of VS-6063 in certain territories worldwide at the appropriate time in the future. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators' abilities to successfully perform the functions assigned to them in these arrangements.

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

        Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

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

        We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of certain product candidates, reduce or delay our development programs, delay potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We rely in part on third parties to conduct our clinical trials and preclinical testing, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

        We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct, provide monitors for and manage data from our clinical trials. For example, we currently rely on third party CROs to conduct our registration-directed trial of VS-6063 in mesothelioma, our Phase 1b trial of VS-6063 in combination with weekly paclitaxel for patients with ovarian cancer, our Phase 2 study of VS-6063 in patients with non-small cell lung cancer, our Phase 1 trial of VS-6063 and VS-5584 in patients with mesothelioma and our Phase 1 trials of VS-4718 and VS-5584 in patients with advanced cancers. We compete with many other companies for the resources of these third parties. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and ultimately the commercialization of our product candidates.

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

We intend to rely on third parties to conduct investigator-sponsored clinical trials of VS-6063 and our other product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for VS-6063 and our other product candidates.

        We intend to rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to VS-6063 and our other product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

        Such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we do not have control over the timing and reporting of the data from investigator-sponsored trials, nor do we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

        Additionally, the FDA or non-U.S. regulatory authorities may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA or other non-U.S. regulatory authorities may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate our planned trials and/or may not accept such additional data as adequate to initiate our planned trials.

We contract with third parties for the manufacture of our product candidates and for compound formulation research, and these third parties may not perform satisfactorily.

        We do not have any manufacturing facilities or personnel. We currently obtain all of our supply of our product candidates for clinical development from third-party manufacturers or third-party collaborators, and we expect to continue to rely on third parties for the manufacture of clinical and, if necessary, commercial quantities of our product candidates. In addition, we currently rely on third parties for the development of various formulations of our product candidates. We obtain our supplies from these manufacturers on a purchase order basis, and we do not have any long term supply agreements in place. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

        We are a party to a number of intellectual property license agreements with third parties, including the Whitehead Institute, The Scripps Research Institute, or Scripps, and Pfizer, Inc., or Pfizer, and expect to enter into additional license agreements in the future. In particular, we have exclusively licensed rights to our lead product candidate, VS-6063, from Pfizer. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. For example, under our license agreements with the Whitehead Institute, Scripps, and Pfizer, we are required to use commercially reasonable efforts to develop and commercialize licensed products under the agreement and to satisfy other specified obligations. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or to convert the exclusive licenses to non-exclusive licenses, which could materially adversely affect the value of the product candidate being developed under these license agreements. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. If

Scripps were to terminate its license agreement with us for any reason, we would lose our rights to VS- 4718. If Pfizer were to terminate its license agreement with us for any reason, we would lose our rights to VS-6063, which is our lead product candidate, and currently being used in five ongoing clinical trials.

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

        The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties and are reliant on our licensors. For example, we do not control the prosecution of the patent applications licensed to us under our agreements with the Whitehead Institute or those patent applications owned by Scripps. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. If such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

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

We have received orphan disease status for certain of our product candidates, but there can be no assurance that we will be able to prevent third parties from developing and commercializing products that are competitive to these product candidates.

        We received orphan drug designation in the U.S. and the EU for the use of VS-6063 and VS-5584 in mesothelioma. If either of these product candidates obtains marketing authorization, it will receive orphan drug exclusivity. Orphan drug exclusivity grants seven years of marketing exclusivity under the Federal Food, Drug and Cosmetic Act and up to 10 years of marketing exclusivity in Europe. A competitor may receive orphan drug marketing authorization prior to us for the same indication for which we are developing these product candidates. Other companies have received orphan drug designations for compounds other than VS-6063 and VS-5584 for mesothelioma in the U.S. and EU. While orphan drug exclusivity for VS-6063 or VS-5584 would provide market exclusivity, we would not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe on the basis of orphan drug designation. Furthermore, the marketing exclusivity in Europe can be reduced from 10 years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan medicinal product. We cannot guarantee that another company also with orphan drug designation will not receive marketing authorization for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company's period of exclusivity has expired. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product, or if the later product is a different drug than our product candidate. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug.

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

Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

        We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraud or other misconduct, including intentional failures to: comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

        We are highly dependent on Robert Forrester, our President and Chief Executive Officer, Joanna Horobin, our Chief Medical Officer and Daniel Paterson, our Chief Operating Officer, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with Robert Forrester, Joanna Horobin and Daniel Paterson, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

        We have experienced and expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our business and operations may be materially adversely affected in the event of computer system failures.

        Despite the implementation of security measures, our internal computer systems, and those of our contract research organizations and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

RISKS RELATED TO OUR COMMON STOCK

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

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may remain an emerging growth company for up to five years, until December 31, 2017, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we trigger other criteria, we would cease to be an emerging growth company as of December 31 of the applicable year. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We occupy approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts under a lease that expires in September 2019. We believe that our facility is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.    Legal Proceedings

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

MARKET INFORMATION

        Our common stock is publicly traded on the NASDAQ Global Market under the symbol "VSTM." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Market.

Year ended December 31, 2014	High	Low
First quarter	$16.60	$10.29
Second quarter	$11.47	$7.10
Third quarter	$10.06	$7.28
Fourth quarter	$10.31	$8.01

Year ended December 31, 2013	High	Low
First quarter	$11.75	$8.78
Second quarter	$14.09	$8.27
Third quarter	$18.82	$12.38
Fourth quarter	$13.47	$8.60

HOLDERS

        As of February 27, 2015, there were 38 holders of record of our common stock and the closing price of our common stock on the NASDAQ Global Market as of that date was $7.44. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

DIVIDENDS

        We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table contains information about our equity compensation plans as of December 31, 2014. There are no equity compensation plans that have not been approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	4,206,440	$10.38	575,086	(3)
Equity compensation plans not approved by security holders(2)	—	—	750,000

(1)
Includes information regarding our 2010 Equity Incentive Plan and 2012 Incentive Plan.

(2)
The Board of Directors has authorized and reserved 750,000 shares of common stock that may be issued pursuant to stock options granted or to be granted to new employees in accordance with NASDAQ Listing Rule 5635(c)(4), as an inducement material to such employees entering into employment with the Company. The terms of these stock options are consistent with stock options granted under the Company's 2012 Incentive Plan.

(3)
Does not include 1,081,045 shares added to the 2012 Incentive Plan under the evergreen provision on January 1, 2015.

PERFORMANCE GRAPH

        The following performance graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from January 27, 2012 (the first date that shares of our common stock were publicly traded) through December 31, 2014. The comparison assumes $100 was invested after the market closed on January 27, 2012 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*
Among Verastem, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*
$100 invested on 1/27/12 in stock or 12/31/11 in index, including reinvestment of dividends. Fiscal year ending December 31, 2014.

Cumulative Total Return Comparison

	1/27/12	12/31/12	12/31/13	12/31/14
Verastem, Inc.	100.00	79.26	102.80	82.42
NASDAQ Composite	100.00	117.11	165.83	188.50
NASDAQ Biotechnology	100.00	136.21	234.11	310.21

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

	Period from August 4, 2010 (inception) to December 31, 2010
		Years Ended December 31,
Statement of operations data:		2011	2012	2013	2014
		(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$400	$9,883	$21,712	$25,930	$35,448
General and administrative	384	3,815	10,518	15,472	18,159

Total operating expenses	784	13,698	32,230	41,402	53,607

Loss from operations	(784)	(13,698)	(32,230)	(41,402)	(53,607)
Interest income	—	15	246	200	242

Net loss	(784)	(13,683)	(31,984)	(41,202)	(53,365)
Accretion of preferred stock	(2)	(32)	(6)	—	—

Net loss applicable to common stockholders	$(786)	$(13,715)	$(31,990)	$(41,202)	$(53,365)

Net loss per share applicable to common stockholders—basic and diluted	$(0.91)	$(10.59)	$(1.70)	$(1.82)	$(2.07)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	850	1,295	18,765	22,680	25,804

	As of December 31,
Balance sheet data:	2010	2011	2012	2013	2014
	(in thousands)
Cash, cash equivalents and investments	$3,584	$56,805	$91,520	$123,656	$92,675
Working capital	3,228	44,795	54,683	94,151	86,112
Total assets	3,604	59,037	92,923	125,261	98,649
Redeemable convertible preferred stock	3,923	68,141	—	—	—
Accumulated deficit	(784)	(14,467)	(46,451)	(87,653)	(141,018)
Total stockholders' (deficit) equity	(687)	(12,766)	90,466	117,446	88,766

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and as set forth under "Risk Factors." Please also refer to the section under heading "Forward-Looking Statement."

OVERVIEW

        We are a biopharmaceutical company focused on discovering and developing drugs to treat cancer by the targeted killing of cancer stem cells. A cancer stem cell is a particularly aggressive type of tumor cell, resistant to conventional cancer therapy, that we believe is an underlying cause of tumors, their recurrence and metastasis. Our most advanced programs target the Focal Adhesion Kinase, or FAK, and the PI3K/mTOR signaling pathways. Our lead FAK inhibitor, VS-6063, has been assigned defactinib as the United States Adopted Name (USAN). We have received orphan drug designation for the use of VS-6063 in mesothelioma in the European Union and in the United States. VS-6063 is currently in a registration-directed trial (COMMAND) in patients with malignant pleural mesothelioma, a Phase 1b trial in combination with weekly paclitaxel for patients with ovarian cancer, a Phase 2 study in patients with non-small cell lung cancer a Phase 2 trial preceding surgery in mesothelioma and a combination trial of VS-6063 and VS-5584 in patients with relapsed mesothelioma. We expect to conduct an interim analysis of COMMAND during the second quarter of 2015 and following this and assuming the trial is not futile, we intend to communicate the specific patient population for the primary analysis. We also expect to update or announce results from the combination trial of VS-6063 and paclitaxel in patients with ovarian cancer and results from the Phase 2 study of VS-6063 in patients with non-small cell lung cancer in the second half of 2015 and to report preliminary data on the extended treatment cohort for the Phase 2 trial preceding surgery in mesothelioma in the first half of 2016. In addition to VS-6063, both our FAK inhibitor VS-4718 and our dual mTORC1/2 and PI3K inhibitor VS-5584 are in Phase 1 clinical trials in patients with advanced cancers. We have received orphan drug designation for the use of VS-5584 in mesothelioma in the European Union and in the United States. We also expect to report results from the Phase 1 trials of VS-4718 and VS-5584 in the second half of 2015.

        Our operations to date have been organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015 and sales of our common stock under our at-the-market equity offering program.

        As of December 31, 2014, we had an accumulated deficit of $141.0 million. Our net loss was $53.4 million, $41.2 million and $32.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

FINANCIAL OPERATIONS OVERVIEW

Revenue

        To date, we have not generated any revenues. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Research and development expenses

        Research and development expenses consist of costs associated with our research activities, including our drug discovery efforts, and the development of our product candidates. Our research and development expenses consist of:

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

        We use our employee and infrastructure resources across multiple research and development projects. We do not allocate employee-related expenses or depreciation to any particular project. In 2014, we began to allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project. The table below summarizes our external allocation of research and development expenses to our clinical programs for VS-6063, VS-4718 and VS-5584, for the year ended December 31, 2014. Prior to 2014, we did not track research and development expenses for specific clinical programs. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include $5.9 million of personnel costs.

Year ended December 31, 2014
(in thousands)
VS-6063	$16,186
VS-4718	2,921
VS-5584	2,679
Unallocated research and development expense	9,935
Unallocated stock-based compensation expense	3,727

Total research and development expense	$35,448

        Due to the uncertainty in drug development and the stage of development of our product candidates, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.

        We anticipate that our research and development expenses will increase significantly in future periods as we continue costlier development activities, including larger and later-stage clinical trials for our product candidates.

        The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our product candidates or the period, if any, in which material net cash inflows from our product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

  •
  clinical trial results;

  •
  the scope, rate of progress and expense of our research and development activities, including preclinical research and clinical trials;

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

        Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accrued research and development expenses

        As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include fees paid to contract research organizations, or CROs, in connection with research and development activities for which we have not yet been invoiced.

        We base our expenses related to CROs on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

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

        We utilized various valuation methodologies in accordance with the framework of the 2004 American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of our common stock. Each of our common stock valuations methodology included estimates and assumptions that required our judgment. These estimates included assumptions regarding future performance, including the successful completion of preclinical studies and clinical trials and the time to complete an initial public offering or sale. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of common stock at each valuation date.

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

        While the assumptions used to calculate and account for share-based compensation awards represent management's best estimates, these estimates involve inherent uncertainties and the application of management's judgment. As a result, if revisions are made to our underlying assumptions and estimates, our share-based compensation expense could vary significantly from period to period.

        As of December 31, 2014, there was approximately $13.9 million and $1.8 million of unrecognized stock-based compensation, net of estimated forfeitures, related to stock options and restricted stock units, respectively, which are expected to be recognized over weighted-average periods of 2.5 years and 1.1 years, respectively. There is no unrecognized stock-based compensation related to restricted stock awards. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures. See Notes 2 and 7 to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of share-based compensation.

RESULTS OF OPERATIONS

        In December 2012, Verastem Securities Company, our wholly owned subsidiary, was incorporated. All financial information presented has been consolidated and includes the accounts of our wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

        Research and development expense.    Research and development expense for the year ended December 31, 2014 (2014 Period) was $35.4 million compared to $25.9 million for the year ended December 31, 2013 (2013 Period). The $9.5 million increase from the 2013 Period to the 2014 Period was primarily related to an increase of $7.6 million in CRO expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, a $1.4 million increase in personnel costs primarily due to increased headcount, an increase of approximately $528,000 in occupancy and maintenance expenses partially due to the relocation to our new facility, an approximate $412,000 net increase in license fees related to the Encarta asset purchase partially offset by the Poniard and S*Bio milestones incurred in the 2013 Period, an increase of approximately $265,000 in consulting expense and an approximate $152,000 increase in stock-based compensation expense due to increased headcount. These increases were partially offset by a decrease in lab supplies of approximately $774,000 partially due to less activity as the Company transitioned to the new facility and to the increase in outsourced services.

        General and administrative expense.    General and administrative expense for the 2014 Period was $18.2 million compared to $15.5 million for the 2013 Period. The $2.7 million increase from the 2013 Period to the 2014 Period primarily resulted from an increase of $1.6 million in stock-based compensation expense primarily due to an increase in stock option grants, an increase in consulting fees of $1.0 million primarily related to preparation for potential commercialization, an increase of approximately $912,000 in personnel costs primarily due to an increase in salaries and headcount, and an increase of approximately $192,000 in occupancy expense partially due to the relocation to our new facility. These increases were partially offset by a net decrease in professional fees and other costs of $1.0 million.

        Interest income.    Interest income increased to approximately $242,000 for the 2014 Period from approximately $200,000 for the 2013 Period. This increase was primarily due to a higher average investment balance for the 2014 Period compared to the 2013 Period.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

        Research and development expense.    Research and development expense for the year ended December 31, 2013 (2013 Period) was $25.9 million compared to $21.7 million for the year ended December 31, 2012 (2012 Period). The $4.2 million increase from the 2012 Period to the 2013 Period was primarily related to an increase of $4.9 million in CRO expense for outsourced biology, chemistry and development services, which includes our clinical trial costs, a $1.8 million increase in personnel costs primarily due to increased average headcount, an approximate $619,000 increase in stock-based compensation expense and an increase of approximately $368,000 in travel fees primarily due to increased travel associated with our clinical trials. These increases were partially offset by a decrease of $3.5 million in license fee expense related to our agreement with Pfizer, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

        To date, we have not generated any revenues. We have financed our operations to date through private placements of our preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015 and sales of common stock under our at-the market equity offering program. As of December 31, 2014, we had received $68.1 million in net proceeds from the issuance of preferred stock and $126.1 million in net proceeds from our public offerings. As of December 31, 2014, we had approximately $92.7 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, government-sponsored enterprise securities and corporate bonds and commercial paper.

Cash flows

        The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Years Ended December 31,
	2012	2013	2014
Net cash provided by (used in)
Operating activities	$(22,601)	$(26,305)	$(36,902)
Investing activities	(45,859)	(23,393)	43,140
Financing activities	57,602	58,491	8,774

Net increase (decrease) in cash and cash equivalents	$(10,858)	$8,793	$15,012

        Operating activities.    The use of cash in all periods resulted from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in the years ended December 31, 2014 and 2013 compared to the previous year was primarily due to an increase in research and development expenses related to our ongoing clinical trials and development of our lead product candidates. We expect cash used in operating activities to continue to increase for the foreseeable future as we fund our increased research, development and clinical activities.

        Investing activities.    The cash provided by investing activities for the year ended December 31, 2014 includes $45.7 million in net maturities of investments offset by approximately $2.4 million of property and equipment purchases primarily related to our relocation of our corporate headquarters and laboratory facility. The cash used in investing activities for the year ended December 31, 2013 includes $23.3 million in net purchases of investments and approximately $56,000 of property and equipment purchases. The cash used in investing activities for the year ended December 31, 2012 reflects the net purchases of investments of $45.5 million and the purchase of approximately $310,000 of property and equipment.

        Financing activities.    The cash provided by financing activities for the year ended December 31, 2014 is primarily related to $9.5 million of net proceeds from our at-the-market equity offering program offset by $780,000 of cash used to settle our restricted stock liability. The cash provided by financing activities for the year ended December 31, 2013 is primarily related to $59.8 million of net proceeds from our follow-on offering offset by $1.3 million cash used to settle our restricted stock liability. The cash provided by financing activities for the year ended December 31, 2012 reflects the $57.6 million of net proceeds from our initial public offering not including costs incurred in 2011 related to the transaction.

        In December 2013, we established an at-the-market equity offering program pursuant to which we are able to offer and sell up to $35 million of our common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. In November 2014, we commenced sales under this program. Through December 31, 2014, we sold 1,346,676 shares of common stock under this program with net proceeds of approximately $11.6 million, after deducting commissions and other offering expenses. Approximately $2.1 million of these net proceeds were received in January 2015.

        In January 2015, we sold an additional 276,663 shares of common stock under the at-the-market equity offering program with net proceeds of approximately $2.5 million, after deducting commissions and other offering expenses.

        In January 2015, we completed a follow-on offering in which we sold 8,337,500 shares of our common stock to the public at a price of $6.50 per share, including 1,087,500 shares issued pursuant to the exercise of the underwriters' option to purchase additional shares. The net proceeds from this offering were approximately $50.9 million, after deducting underwriting discounts and commissions.

Funding requirements

        We have three product candidates currently in clinical trials. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

  •
  continue our registration-directed trial of VS-6063 in mesothelioma, including the initiation of associated studies in preparation for a possible NDA filing to the FDA and similar filings to other regulatory authorities;

  •
  continue our other ongoing clinical trials with VS-6063, VS-5584 and VS-4718;

  •
  initiate additional clinical trials for our product candidates;

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

        We expect that our existing cash, cash equivalents and investments, including approximately $55.5 million of net proceeds received during January 2015 from the sale of our common stock, will enable us to fund our current operating plan and capital expenditure requirements into the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

  •
  the rate of enrollment, results and cost of completing of registration-directed trial of VS-6063 in mesothelioma;

  •
  assuming favorable clinical results, the cost, timing and outcome of our efforts to seek approval in mesothelioma in the United States and elsewhere in the world, including to fund the preparation and filing of regulatory submissions with the FDA and other regulatory agencies worldwide;

  •
  assuming regulatory approval, the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, of VS-6063 in mesothelioma in the United States and elsewhere in the world, whether alone or through a third party;

  •
  the scope, progress and, results of our other ongoing and potential future clinical trials;

  •
  the extent to which we acquire or in-license other products and technologies;

  •
  the costs, timing and outcome of regulatory review of our product candidates and the costs of future commercialization activities for such product candidates, for which we receive marketing approval;

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following table summarizes our contractual obligations at December 31, 2014:

(in thousands)	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Operating lease obligations	$2,493	$497	$1,039	$957	$—
License agreements(1)	—	—	—	—	—

(1)
As discussed in Note 10 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we are party to several agreements to license intellectual property. The license agreements require us to pay upfront license fees and ongoing annual license maintenance fees, totaling a minimum of $135,000 per year beginning in 2015 up to a maximum amount of $140,000 per year beginning in 2016, as well as reimburse certain patent costs incurred by the licensors, as applicable. We have not included maintenance fees in the table above since the minimum annual payments are perpetual and the agreements are cancelable by us at any time upon prior written notice to the licensor.

        In July 2012, we entered into a License Agreement with Pfizer, Inc., ("Pfizer"), under which Pfizer granted us worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer's inhibitors of focal adhesion kinase (the "Products"), including VS-6063, for all therapeutic, diagnostic and prophylactic uses in humans. We have the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions. We are solely responsible, at our own expense, for the clinical development of the Products, which is to be conducted in accordance with an agreed-upon development plan. We are also responsible for all manufacturing and commercialization activities at our own expense. Pfizer was required to provide us with an initial quantity of clinical supply of one of the Products for an agreed upon price. We made a one-time cash payment to Pfizer in the amount of $1.5 million and issued 192,012 shares of our common stock. Pfizer is also eligible to receive up to $2 million in developmental milestones and up to an additional $125 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid double digit royalties on future net sales of Products. Our royalty obligations with respect to each Product in each country begin on the date of first commercial sale of the Product in that country, and end on the later of 10 years after the date of first commercial sale of the Product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to us that covers the Product in that country.

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

TAX LOSS CARRYFORWARDS

        As of December 31, 2014, we had federal and state net operating loss carryforwards of $108.0 million and $106.9 million, respectively, which are available to reduce future taxable income. We also had federal tax credits of $2.3 million and state tax credits of approximately $842,000, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2034. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2014, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards of approximately $48.3 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Development Stage Entity

        On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, which simplifies financial reporting for development stage entities by eliminating requirements specific to development stage entities. As a result, entities in a development stage no longer need to present inception-to-date information about statement of operations line items, cash flows, and equity transactions. Instead, the new guidance clarifies how these entities should tailor existing disclosures to explain the risks and uncertainties related to their activities. This update is effective for annual periods beginning after December 15, 2014, and early application is permitted for any annual or interim period for which the entity's financial statements have not yet been issued. We adopted this guidance prior to issuing the interim financial statements in the Q2 2014 Form 10-Q. The adoption of ASU 2014-10 impacted disclosure only and did not have any impact on financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $92.7 million and $123.7 million as of December 31, 2014 and 2013, respectively, consisting of cash, money market funds, United States Treasuries, government-sponsored enterprise securities and corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

        We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2014 and 2013, $1.6 million and approximately $790,000 of our total liabilities was denominated in currencies other than the functional currency, respectively.

Item 8.    Consolidated Financial Statements and Supplementary Data

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

        Other than the information regarding our executive officers provided in Part I of this report under the heading "Business—Executive Officers of the Registrant," the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of the Stockholders.

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Consolidated Financial Statements

        See Part II, Item 8 for the Financial Statements required to be included in this Annual Report on Form 10-K.

Consolidated Financial Statement Schedules

        All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Exhibits

        Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March 2015.

VERASTEM, INC.
By:	/s/ ROBERT FORRESTER Robert Forrester Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT FORRESTER Robert Forrester	Chief Executive Officer and Director (Principal executive officer)	March 10, 2015
/s/ JOHN B. GREEN, CPA John B. Green, CPA	Chief Financial Officer (Principal financial officer and Principal accounting officer)	March 10, 2015
/s/ TIMOTHY BARBERICH Timothy Barberich	Director	March 10, 2015
/s/ PAUL A. FRIEDMAN Paul A. Friedman	Director	March 10, 2015
/s/ MICHAEL KAUFFMAN, M.D., PH.D. Michael Kauffman, M.D., Ph.D.	Director	March 10, 2015
/s/ ALISON LAWTON Alison Lawton	Director	March 10, 2015
/s/ S. LOUISE PHANSTIEL S. Louise Phanstiel	Director	March 10, 2015
/s/ STEPHEN SHERWIN, M.D. Stephen Sherwin, M.D.	Director	March 10, 2015

Signature	Title	Date

/s/ HENRI TERMEER Henri Termeer	Director	March 10, 2015
/s/ CHRISTOPH WESTPHAL, M.D., PH.D. Christoph Westphal, M.D., Ph.D.	Director	March 10, 2015

Verastem, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Verastem, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Verastem, Inc.

        We have audited the accompanying consolidated balance sheets of Verastem, Inc. as of December 31, 2013 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verastem, Inc. as of December 31, 2013 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young

Boston, Massachusetts
March 10, 2015

Verastem, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$18,889	$33,901
Short-term investments	82,423	58,774
Restricted cash	86	—
Prepaid expenses and other current assets	557	2,641

Total current assets	101,955	95,316
Property and equipment, net	631	2,825
Long-term investments	22,344	—
Restricted cash	—	203
Other assets	331	305

Total assets	$125,261	$98,649

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,760	$3,216
Accrued expenses	4,327	5,519
Liability classified stock-based compensation awards	717	469

Total current liabilities	7,804	9,204
Other liabilities	—	677
Liability for shares subject to repurchase	11	2
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 25,328 and 27,259 shares issued and outstanding at December 31, 2013 and 2014, respectively	3	3
Additional paid-in capital	205,068	229,770
Accumulated other comprehensive income	28	11
Accumulated deficit	(87,653)	(141,018)

Total stockholders' equity	117,446	88,766

Total liabilities and stockholders' equity	$125,261	$98,649

See accompanying notes.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2013	2014
Operating expenses:
Research and development	$21,712	$25,930	$35,448
General and administrative	10,518	15,472	18,159

Total operating expenses	32,230	41,402	53,607

Loss from operations	(32,230)	(41,402)	(53,607)
Interest income	246	200	242

Net loss	(31,984)	(41,202)	(53,365)
Accretion of preferred stock	(6)	—	—

Net loss applicable to common stockholders	$(31,990)	$(41,202)	$(53,365)

Net loss per share applicable to common stockholders	$(1.70)	$(1.82)	$(2.07)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	18,765	22,680	25,804

Net loss	$(31,984)	$(41,202)	$(53,365)
Unrealized gains (losses) on available-for-sale securities	24	6	(17)

Comprehensive loss	$(31,960)	$(41,196)	$(53,382)

See accompanying notes.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' (DEFICIT) EQUITY

(in thousands, except share data)

	Redeemable convertible preferred stock
			Common stock			Accumulated other comprehensive (loss) income		Totals stockholders' (deficit) equity
					Additional paid-in capital		Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2011	41,092,825	$68,141	1,558,588	$1	$1,702	$(2)	$(14,467)	$(12,766)
Net loss	—	—	—	—	—	—	(31,984)	(31,984)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	24	—	24
Accretion of redeemable convertible preferred stock to redemption value	—	6	—	—	(6)	—	—	(6)
Conversion of redeemable convertible preferred stock into common stock	(41,092,825)	(68,147)	11,740,794	1	68,146	—	—	68,147
Issuance of common stock, net of issuance costs of $1,984	—	—	6,325,000	—	56,838	—	—	56,838
Issuance of common stock in exchange for license	—	—	192,012	—	1,957	—	—	1,957
Vesting of restricted stock	—	—	542,421	—	16	—	—	16
Issuance of common stock resulting from exercise of stock options	—	—	5,395	—	3	—	—	3
Obligation to issue a warrant	—	—	—	—	837	—	—	837
Stock-based compensation expense	—	—	—	—	7,400	—	—	7,400

Balance at December 31, 2012	—	$—	20,364,210	$2	$136,893	$22	$(46,451)	$90,466

Net loss	—	—	—	—	—	—	(41,202)	(41,202)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	6	—	6
Issuance of common stock, net of issuance costs of $235	—	—	4,255,000	1	59,759	—	—	59,760
Vesting of restricted stock	—	—	417,718	—	9	—	—	9
Issuance of common stock resulting from exercise of stock options	—	—	81,795	—	33	—	—	33
Issuance of common stock resulting from vesting of restricted stock units and payment of tax withholdings	—	—	209,727	—	(1,302)	—	—	(1,302)
Stock-based compensation expense	—	—	—	—	9,676	—	—	9,676

Balance at December 31, 2013	—	$—	25,328,450	$3	$205,068	$28	$(87,653)	$117,446

Net loss	—	—	—	—	—	—	(53,365)	(53,365)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(17)	—	(17)
Issuance of common stock, net of issuance costs of $43	—	—	1,346,676	—	11,646	—	—	11,646
Vesting of restricted stock	—	—	321,287	—	9	—	—	9
Issuance of common stock resulting from exercise of stock options	—	—	30,451	—	20	—	—	20
Issuance of common stock resulting from vesting of restricted stock units and payment of tax withholdings	—	—	135,008	—	(780)	—	—	(780)
Shares issued for technology rights	—	—	97,500	—	1,447	—	—	1,447
Stock-based compensation expense	—	—	—	—	12,360	—	—	12,360

Balance at December 31, 2014	—	$—	27,259,372	$3	$229,770	$11	$(141,018)	$88,766

See accompanying notes.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2013	2014
Operating activities
Net loss	$(31,984)	$(41,202)	$(53,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207	236	427
Stock-based compensation expense	7,400	9,676	12,360
Amortization of premiums and discounts on available-for-sale marketable securities	—	—	290
Non-cash expense related to purchase of technology rights	—	—	1,197
Non-cash expense related to acquisition of license	1,957	—	—
Change in fair value of obligation to issue a warrant	431	—	—
Loss on disposal of fixed assets	—	—	4
Changing in operating assets and liabilities:
Prepaid expenses and other current assets	(376)	(382)	27
Accounts payable	(425)	912	287
Accrued expenses and other liabilities	189	3,738	2,119
Liability classified stock-based compensation awards	—	717	(248)

Net cash used in operating activities	(22,601)	(26,305)	(36,902)
Investing activities
Purchases of property and equipment	(310)	(56)	(2,429)
Purchases of investments	(154,028)	(118,190)	(39,361)
Maturities of investments	108,479	94,853	85,047
Increase in restricted cash	—	—	(117)

Net cash (used in) provided by investing activities	(45,859)	(23,393)	43,140
Financing activities
Proceeds from the exercise of stock options	3	33	20
Net proceeds from the issuance of common stock and restricted common stock	57,599	59,760	9,534
Cash used to settle restricted stock liability	—	(1,302)	(780)

Net cash provided by financing activities	57,602	58,491	8,774

(Decrease) increase in cash and cash equivalents	(10,858)	8,793	15,012
Cash and cash equivalents at beginning of period	20,954	10,096	18,889

Cash and cash equivalents at end of period	$10,096	$18,889	$33,901

Supplemental disclosure of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock to redemption value	$6	$—	$—

Conversion of redeemable convertible preferred stock upon initial public offering	$68,147	$—	$—

Reclassification of obligation to issue warrant from liabilities to equity	$837	$—	$—

Proceeds from the issuance of common stock included in prepaid expenses and other current assets	$—	$—	$2,085

Purchases of property and equipment in accounts payable	$—	$—	$196

See accompanying notes.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

        Verastem, Inc. (the "Company"), incorporated on August 4, 2010 as a Delaware corporation, is a biopharmaceutical company focused on discovering and developing proprietary small molecule drugs targeting cancer stem cells. The Company's operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates and undertaking preclinical and clinical studies of its most advanced product candidates.

        The Company is subject to a number of risks similar to other life science companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, inability to obtain marketing approval of product candidates, competitors developing new technological innovations, market acceptance of the Company's products and protection of proprietary technology. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate product revenue or achieve profitability. As of December 31, 2014, the Company had an accumulated deficit of $141.0 million. The Company expects to continue to incur operating losses in future periods. The Company had cash, cash equivalents and investments of $92.7 million as of December 31, 2014. The Company believes that its existing cash, cash equivalents and investments, including $55.5 million of net proceeds received in January 2015 from the sale of common stock, will be sufficient to fund its current operating plan and capital expenditure requirements for at least the next twelve months.

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

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

        The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (Practice Aid), to estimate the fair value of its common stock. Each of the Company's common stock valuations methodology included estimates and assumptions that required its judgment. These estimates included assumptions regarding future performance, including the successful completion of preclinical studies and clinical trials and the time to completing an IPO or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

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

Cash and cash equivalents

        The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds, government-sponsored enterprise securities and corporate bonds and commercial paper. Cash equivalents are reported at fair value.

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

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

        The following table presents information about the Company's financial assets and liabilities that have been measured at fair value at December 31, 2014 and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands).

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$32,140	$32,140	$—	$—
Short-term investments	58,774	—	58,774	—

Total financial assets	$90,914	$32,140	$58,774	$—

Financial liabilities
Liability classified stock-based compensation awards	$469	$469	$—	$—

Total financial liabilities	$469	$469	$—	$—

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

        In connection with the license agreement with Poniard Pharmaceuticals Inc. (Poniard), as discussed in Note 10, the Company was obligated to issue a warrant to Poniard for the purchase of the Company's common stock upon the first patient dosing using a product licensed under the agreement with Poniard; such warrant would have a three year term from the date of issuance. Prior to the Company's initial public offering, the exercise price of the warrant would be equal to the fair value of the common stock on the date of the most recent preferred stock financing prior to the issuance of the warrant. Upon the completion of the Company's initial public offering in January 2012, the exercise price of the warrant was equal to the average closing price of the Company's common stock during the five trading days preceding the issuance of the warrant. The obligation to issue the warrant was settled and a warrant was issued in February 2014.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

        Prior to January 2012, the obligation to issue the warrant was a level 3 liability because its value measurement was based, in part, on significant inputs not observed in the market and reflects the Company's assumptions as to the expected warrant exercise price and the expected volatility of the Company's common stock. The obligation to issue the warrant was initially recorded at fair value and, prior to the Company's initial public offering, was revalued at the end of each reporting period, with the change in the fair value reported in research and development expense within the statement of operations. Upon the completion of the Company's initial public offering, the obligation to issue the warrant met the definition of an equity-classified derivative instrument since the remaining variable inputs were consistent with those in a fixed for fixed forward option agreement, and was therefore revalued as of January 26, 2012 with the change in fair value reported in research and development expense within the statement of operations. The fair value of the obligation to issue the warrant was then reclassified from liabilities to additional paid- in-capital on the Company's consolidated balance sheet.

Investments

        Investments and cash equivalents consist of investments in money market accounts, government-sponsored enterprise securities and corporate bonds and commercial paper of publicly traded companies that are classified as available-for-sale pursuant to Accounting Standards Codification (ASC) 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Investments are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders' equity (deficit), until such gains and losses are realized. The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no other-than-temporary declines in fair value of short-term or long-term investments for the years ended December 31, 2012, 2013 and 2014. Realized gains and losses are determined using the specific identification method and are included in interest income in the statement of operations. There were no realized gains or losses recognized for the years ended December 31, 2012, 2013 and 2014.

        The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment's amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company's investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of December 31, 2013 and 2014, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

        As of December 31, 2014, cash, cash equivalents and investments included (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and cash equivalents	$33,901	$—	$—	$33,901

Total cash and cash equivalents	$33,901	$—	$—	$33,901
Investments:
Government-sponsored enterprise securities (due within 1 year)	$3,700	$—	$—	$3,700
Corporate bonds and commercial paper (due within 1 year)	55,063	18	(7)	55,074

Total investments	$58,763	$18	$(7)	$58,774

Total cash, cash equivalents, and investments	$92,664	$18	$(7)	$92,675

        As of December 31, 2013, cash, cash equivalents and investments included (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and cash equivalents	$18,889	$—	$—	$18,889

Total cash and cash equivalents	$18,889	$—	$—	$18,889
Investments:
Government-sponsored enterprise securities (due within 1 year)	$30,652	$12	$—	$30,664
Government-sponsored enterprise securities (due within 1 - 2 years)	4,001	2	—	4,003
Corporate bonds and commercial paper (due within 1 year)	51,735	30	(6)	51,759
Corporate bonds (due within 1 - 2 years)	18,351	2	(12)	18,341

Total investments	$104,739	$46	$(18)	$104,767

Total cash, cash equivalents, and investments	$123,628	$46	$(18)	$123,656

Concentrations of credit risk and off-balance sheet risk

        Cash and cash equivalents and investments are financial instruments that potentially subject the Company to concentrations of credit risk. As of December 31, 2014, the Company's cash, cash equivalents and investments were deposited at two financial institutions. The Company maintains its cash and cash equivalents and investments with high quality, accredited financial institutions and, accordingly, the Company believes it is not exposed to any significant credit risk on these funds. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

        The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset's book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No such impairment losses have been recorded through December 31, 2014.

Research and development costs

        The Company expenses research and development costs to operations as incurred. Research and development expenses consist of costs associated with research activities, including drug discovery efforts and the development of product candidates. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received rather than when the payment is made. Research and development expenses consist of:

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

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

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

        Stock-based compensation awards which allow for greater than the minimum statutory tax withholdings are classified as liabilities. These awards are revalued at each reporting date and are expensed on a straight-line basis over the vesting period. Upon settlement, the awards are revalued and the amounts are reclassified to additional paid-in capital. Shares are withheld to cover the tax withholding and amounts paid to settle the tax liability are recorded as a reduction of additional paid-in capital.

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

Net loss per share

        Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company's potentially dilutive shares, which include outstanding stock options, restricted stock units, unvested restricted stock and the warrant issued in 2014 are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. All potentially dilutive securities were excluded from the calculation of diluted net loss per share as the securities were anti-dilutive for all periods presented.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant accounting policies (Continued)

        The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Years Ended December 31,
	2012	2013	2014
Outstanding stock options	1,424,241	2,388,062	4,206,440
Restricted stock units	899,204	529,850	293,747
Outstanding warrants	—	—	142,857
Unvested restricted stock	747,000	329,282	7,995

	3,070,445	3,247,194	4,651,039

Recent Accounting Pronouncements

Development Stage Entity

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

Going Concern

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entities ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have an impact on our financial position or results of operations.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Property and equipment

        Property and equipment and related accumulated depreciation are as follows (in thousands):

	December 31, 2013	December 31, 2014
Laboratory equipment	$1,035	$1,040
Computer equipment	27	225
Furniture	44	325
Leasehold improvements	38	2,096

	1,144	3,686
Less: accumulated depreciation	(513)	(861)

	$631	$2,825

        Total depreciation expenses amounted to $207,000, $236,000 and $427,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

4. Prepaid expenses and other current assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2013	December 31, 2014
Receivable from unsettled at-the-market equity transactions	$—	$2,085
Prepaid contract research organization costs	411	238
Receivable related to tenant improvement allowance	—	150
Interest receivable	123	113
Prepaid other	23	55

	$557	$2,641

5. Accrued expenses

        Accrued expenses are as follows (in thousands):

	December 31, 2013	December 31, 2014
Contract research organization costs	$1,918	$3,049
Compensation and related benefits	1,687	1,990
License milestones	360	45
Professional fees	237	233
Deferred rent	38	144
Other	87	58

	$4,327	$5,519

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Common stock

        As of December 31, 2013 and 2014, the Company had reserved the following shares of common stock for the issuance of common stock for vested restricted stock units, the exercise of stock options, and an outstanding warrant (in thousands):

	December 31, 2013	December 31, 2014
Shares reserved under equity compensation plans	4,330	4,508
Shares reserved for inducement grants	—	750
Shares reserved for outstanding warrants	—	143

	4,330	5,401

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

At-the-market equity offering program

        In December 2013, the Company established an at-the-market equity offering program pursuant to which it was able to offer and sell up to $35 million of its common stock at then current market prices from time to time. In November 2014, the Company commenced sales under this program. Through December 31, 2014, the Company sold 1,346,676 shares of common stock under this program with net proceeds of approximately $11.6 million, after deducting commissions and other offering expenses. Approximately $2.1 million of these net proceeds were received in January 2015.

Warrant

        In February 2014, in connection with the acquisition of intellectual property rights from Encarta, Inc., the Company issued a warrant to purchase 142,857 shares of common stock exercisable at a price of $17.16 per share that expires 3 years from the issuance date.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-based compensation

        Stock-based compensation expense as reflected in the Company's consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Research and development	$2,956	$3,575	$3,727
General and administrative	4,444	6,818	8,385

Total stock-based compensation expense	$7,400	$10,393	$12,112

        Of the $10.4 million of stock-based compensation expense recorded during the year ended December 31, 2013, approximately $9.7 million was recorded to additional paid-in capital and approximately $717,000 was recorded to a change in liability classified awards. Of the $12.1 million of stock-based compensation expense recorded during the year ended December 31, 2014, approximately $12.3 million was recorded to additional paid-in capital and approximately $(248,000) was recorded to a change in liability classified awards.

        The Company has awards outstanding under two equity compensation plans, the 2012 Incentive Plan (the "2012 Plan") and the 2010 Equity Incentive Plan (the "2010 Plan"). Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the individual plans. To date, most options granted by the Company vest twenty five percent (25%) one year from vesting start date and six and a quarter percent (6.25%) for each successive three-month period, thereafter (subject to acceleration of vesting in the event of certain change of control transactions) and are exercisable from the date of grant for a period of ten years.

2012 Incentive Plan

        The 2012 Plan became effective immediately upon the closing of the Company's IPO in February 2012. Upon effectiveness of the 2012 Plan, the Company ceased making awards under the 2010 Plan. The 2012 Plan allows the Company to grant awards for up to 3,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Plan as of the effectiveness of the 2012 Plan (which was an additional 30,101 shares) plus that number of shares of common stock related to awards outstanding under the 2010 Plan which terminate by expiration, forfeiture, cancellation or otherwise. The 2012 Plan includes an "evergreen provision" that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase will be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors. On January 1, 2013 and January 1, 2014, the number of shares available for issuance under the 2012 Plan increased by 844,448 and 1,026,309 respectively for shares under this provision. Awards under the 2012 Plan may include the following award types: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), other stock-based or cash-based awards and any combination of the foregoing. As of December 31, 2014, under the 2012 Plan, the Company has granted stock options for 4,116,629 shares of common stock, of which 151,789 have been forfeited and restricted stock units for 909,918 shares of common stock, of which 74,515 have been forfeited. The exercise price of each option has been equal

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-based compensation (Continued)

to the closing price of a share of our common stock on the grant date. On January 1, 2015, the number of shares available for issuance under the 2012 Plan increased by 1,081,045.

Inducement Plan

        In December 2014, the Company established an inducement award program (in accordance with NASDAQ Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase up to an aggregate of 750,000 shares of common stock to new or prospective employees as inducement to enter into employment with the Company. The program is governed by the terms of the 2012 Plan but does not fall under the 2012 Plan. No awards have been granted under this program as of December 31, 2014.

Restricted Common Stock

        In connection with the Company's formation, the founders purchased an aggregate of 2,857,138 shares of Company's common stock at fair value on the date of issuance. The shares were issued subject to restricted stock agreements between the Company and each founder, which allow the Company, at its discretion, to repurchase unvested shares if the founder's relationship with the Company is terminated. Under these agreements, twenty five percent (25%) of the shares vested immediately and the remaining seventy-five percent (75%) of shares vest ratably in quarterly installments over the subsequent four years.

        The Company records stock-based compensation expense for the common stock subject to repurchase, or restricted common stock grants, based on the grant date fair value for employees and the reporting date and upon vesting fair value for non-employees. The fair value of the award is considered the intrinsic value as of each measurement date. All of the restricted shares were issued at a purchase price equal to the fair value of the common stock on the date of issuance. The Company recorded stock-based compensation expense associated with restricted common stock grants of approximately $3.3 million, $3.4 million and $1.7 million for the years ended December 31, 2012, 2013 and 2014, respectively.

        A summary of the Company's restricted stock activity and related information is as follows:

	Shares	Weighted-average grant date fair value per share
Unvested at December 31, 2013	329,282	$0.034
Vested	(321,287)	$0.028

Unvested at December 31, 2014	7,995	$0.28

        No restricted stock was granted during the years ended December 31, 2012, 2013 and 2014. The total fair value of shares vested during the years ended December 31, 2012, 2013 and 2014 was approximately, $3.4 million, $3.3 million and $2.2 million, respectively. As of December 31, 2014, there was no unrecognized stock-based compensation expense related to unvested restricted stock.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-based compensation (Continued)

Restricted Stock Units

        A summary of the Company's restricted stock units ("RSU") and related information is as follows:

	Shares	Weighted-average grant date fair value per share
Unvested at December 31, 2013	529,850	$10.78
Vested	(210,873)	$10.52
Forfeited	(25,230)	$10.32

Unvested at December 31, 2014	293,747	$10.54

        The weighted-average grant date fair value of restricted stock units granted during the year ended December 31, 2012 was $10.62. No restricted stock units were granted during the years ended December 31, 2013 and 2014. The total fair value of restricted stock units vested during the years ended December 31, 2013 and 2014 was $3.4 million and $2.2 million, respectively. No restricted stock units vested during the year ended December 31, 2012. As of December 31, 2014, there was $1.8 million of total unrecognized stock-based compensation expense related to unvested RSUs granted under the 2012 Plan. The expense is expected to be recognized over a weighted-average period of 1.1 years.

        During 2012, the Company issued a restricted stock unit for 103,306 shares to an employee. The award vests up to 25% per year based on the achievement of stated objectives. The objectives related to 2013 were established on January 15, 2013 and the objectives were determined to be met on December 17, 2013. The Company recorded $294,000 of stock-based compensation expense during the year ended December 31, 2013 based on the achievement of the stated objectives. The objectives related to 2014 were established on January 7, 2014 and the objectives were determined to be met on January 8, 2015. The Company recorded $158,000 of stock-based compensation expense during the year ended December 31, 2014 based on the achievement of the stated objectives.

        The objectives related to 2015 were not determined as of December 31, 2014 and therefore the Company did not have sufficient information to determine if the achievement of the objectives was probable, and therefore no expense related to these objectives has been recorded as of December 31, 2014.

        During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 697,060 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the year ended December 31, 2013 and 2014, the Company deposited with tax authorities $1.3 million and approximately $780,000, respectively, to settle the tax liability for awards that settled during the respective periods. The liability related to these awards of approximately $717,000 and $469,000 is recorded as liability classified stock-based compensation awards on the consolidated balance sheet as of December 31, 2013 and 2014, respectively.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-based compensation (Continued)

Stock Options

        A summary of the Company's stock option activity and related information follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2013	2,388,062	$8.62	8.8	$6,768
Granted	1,956,415	$12.39
Exercised	(30,451)	$0.68
Forfeited	(107,586)	$10.47

Outstanding at December 31, 2014	4,206,440	$10.38	8.4	$2,593

Vested at December 31, 2014	1,728,322	$8.88	7.8	$2,067

Vested and expected to vest at December 31, 2014(1)	3,955,095	$10.35	8.4	$2,567

(1)
This represents the number of vested options as of December 31, 2014, plus the number of unvested options expected to vest as of December 31, 2014, based on the unvested options at December 31, 2014, adjusted for the estimated forfeiture rate.

        The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2012	2013	2014
Risk-free interest rate	1.14%	1.14%	1.99%
Volatility	76%	75%	81%
Dividend yield	—	—	—
Expected term (years)	6.0	6.0	6.0

        The Company uses the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin Topic 14.D.2 to calculate the expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The computation of expected volatility is based on the historical volatility of a representative group of public biotechnology and life sciences companies with similar characteristics to the Company, including early stage of product development and therapeutic focus. The Company also considers its own historical volatility. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. Management assesses expected forfeitures based on the experience of the Company coupled with comparison to data from the representative group of companies and recognizes compensation costs only for those equity awards expected to vest.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-based compensation (Continued)

        The Company recorded stock-based compensation expense associated with employee stock options of $1.6 million, $6.8 million and $9.9 million for the years ended December 31, 2012, 2013 and 2014, respectively. The weighted-average grant date fair value of options granted in the years ended December 31, 2012, 2013 and 2014 was $6.03, $6.55 and $8.61 per share, respectively.

        At December 31, 2014, there was $13.9 million of total unrecognized compensation cost related to unvested stock options. As of December 31, 2014, the Company expects to recognize this cost over a remaining weighted-average period of 2.5 years.

8. Income taxes

        As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $108.0 million and state net operating loss carryforwards of $106.9 million, which are available to reduce future taxable income. The Company also had federal tax credits of $2.3 million and state tax credits of $842,000, which may be used to offset future tax liabilities. The net operating loss (NOL) and tax credit carryforwards will expire at various dates through 2034. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

        A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year ended December 31,
	2013	2014
Income tax benefit using U.S. federal statutory rate	34.00%	34.00%
State tax benefit, net of federal benefit	4.69%	4.73%
Research and development tax credits	1.67%	1.51%
Permanent items	(4.76)%	(6.25)%
Change in the valuation allowance	(35.20)%	(34.34)%
Other	(0.40)%	0.35%

	—%	—%

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income taxes (Continued)

        The principal components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2013	2014
Deferred tax assets:
Net operating loss carryforwards	$25,782	$42,352
Capitalized research and development	1,839	2,154
Research and development credits	1,856	2,880
Stock-based compensation	511	726
Other	(4)	199

Gross deferred tax assets	29,984	48,311
Valuation allowance	(29,984)	(48,311)

Net deferred tax asset	$—	$—

        The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2014 and 2013 because the Company's management believes that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of $10.3 million, $14.5 million and $18.3 million in the years ended December 31, 2012, 2013 and 2014, respectively, primarily relates to the net loss incurred by the Company.

        The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. From inception and through December 31, 2014, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development (R&D) credit carryforwards. This study may result in an adjustment to the Company's R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company's uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

9. Commitments and contingencies

        In May 2011, the Company entered into a non-cancelable operating lease for office and laboratory space, which expired on October 31, 2014. The lease agreement provided for free rent for the first four months of the lease term and included escalating rent payments. Rent expense was recorded on a straight-line basis over the lease term, accordingly. The Company secured a letter of credit for $86,000 in connection with the lease, which was released upon expiration of the lease.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

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

        The minimum aggregate future lease commitments are as follows (in thousands):

2015	$497
2016	512
2017	527
2018	542
2019	415
Thereafter	—

Total	$2,493

        The Company recorded rent expense of $323,000, $366,000 and $541,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

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

10. License agreements

        In October 2010, the Company entered into an exclusive license agreement, which was amended and restated in January 2012, with the Whitehead Institute for Biomedical Research (the Licensor) for certain intellectual property. The Company paid the Licensor an upfront license fee and reimbursed patent related fees and costs incurred by the Licensor and affiliates of the Licensor totaling $104,000 in the aggregate and issued 166,664 shares of common stock to the Licensor and entities and individuals affiliated with the Licensor. The fair value of the common stock was determined to be $0.28 per share, and the fair value was determined to be more readily determinable than the fair value of the license. As a result, the fair value of the shares of approximately $46,000 was recorded as research and

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. License agreements (Continued)

development expense. Under the terms of the agreement, the Company also agreed to pay annual license maintenance fees, milestone payments, royalties as a percentage of net sales and a percentage of sublicense income the Company receives. Annual license maintenance fees are creditable against royalties earned during the same calendar year and are not material to the financial statements. Milestone payments are triggered upon the achievement of specified development, regulatory and commercialization milestones and are not creditable against royalties. Actual amounts due under the agreement will vary depending on the number of products developed, the type and development path of the products, and other related factors. Milestone payments could total up to $1.6 million. The Company may terminate the agreement at any time with 90 days' prior written notice.

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

        Under the license agreement with Poniard that the Company entered into in November 2011 relating to VS-4718 and certain other compounds, the Company paid an upfront license fee and agreed to pay Poniard milestone payments upon the achievement of specified development and regulatory milestones. In February 2014, the Company purchased the assets which were the subject of the license agreement with Poniard from Encarta, Inc. ("Encarta"), who had previously purchased these assets in 2013. In consideration for these assets, the Company issued 97,500 shares of common stock, a warrant to purchase 142,857 shares of common stock with an exercise price equal to $17.16 per share and paid $25,000. All existing obligations under the license agreement, including an achieved development milestone and an obligation to issue a warrant, were settled as part of this transaction. The Company incurred $1.2 million of research and development expense in 2014 as a result of this transaction. In connection with the asset purchase agreement, the Company also assumed the rights and obligations under the Scripps License Agreement. Pursuant to the Scripps License Agreement, the Company is obligated to pay Scripps potential product development milestone payments of up to an aggregate of $3,000,000 upon the achievement of specified development and regulatory milestones. In addition, the Company is obligated to pay Scripps low single-digit royalties as a percentage of net sales of licensed products, subject to adjustments in certain circumstances. The Company's obligation to pay royalties on net sales is on a country by country basis.

        On May 11, 2012, the Company acquired from S*Bio Pte Ltd (S*Bio), compounds identified as dual inhibitors of PI3K and mTOR, including related patent rights. Under the agreement, the Company paid S*Bio an upfront fee of $350,000 and has agreed to pay S*Bio milestone payments of up to an aggregate of approximately $21.0 million upon the achievement of specified development and regulatory milestones. In addition, the Company agreed to pay to S*Bio tiered, low to mid single digit royalties as a percentage of annual net sales of each product containing an acquired compound as an ingredient. The obligation to pay royalties continues on a product by product and country by country basis until the expiration of all acquired patent rights covering the product in such country. If the Company obtains a license from a third party in order to commercialize an acquired compound contained in a product in a particular country, then the Company may deduct up to 50% of the amount paid to such third party from the royalty payments that Company owes to S*Bio for such product. The deduction is subject to specified limitations, including that in no event will any such

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. License agreements (Continued)

deduction reduce a royalty payment owed to S*Bio by more than 50% as a result of all such deductions in the aggregate. There were no ongoing clinical trials at the time of the acquisition of the compounds, and the compounds acquired do not have alternative future uses, nor have they reached a stage of technological feasibility. As no processes or activities were acquired, the Company accounted for the transaction as an asset acquisition by recording the $350,000 payment made to S*Bio to research and development expense for the year ended December 31, 2012.

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

11. Employee benefit plan

        In June 2011, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre-tax or post-tax contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of $116,000, $160,000 and $219,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Quarterly Financial Information (unaudited, in thousands, except per share data)

	First Quarter Ended March 31, 2014	Second Quarter Ended June 30, 2014	Third Quarter Ended September 30, 2014	Fourth Quarter Ended December 31, 2014
Operating expenses:
Research and development	$8,411	$8,305	$9,047	$9,685
General and administrative	4,723	4,782	4,341	4,313

Total operating expenses	13,134	13,087	13,388	13,998

Loss from operations	(13,134)	(13,087)	(13,388)	(13,998)
Interest income	72	65	56	49

Net loss	$(13,062)	$(13,022)	$(13,332)	$13,949

Net loss per share—basic and diluted	$(0.51)	$(0.51)	$(0.52)	$(0.53)
Weighted-average number of common shares used in net loss per share—basic and diluted	25,478	25,669	25,811	26,248 (a)

	First Quarter Ended March 31, 2013	Second Quarter Ended June 30, 2013	Third Quarter Ended September 30, 2013	Fourth Quarter Ended December 31, 2013
Operating expenses:
Research and development	$5,296	$6,045	$6,789	$7,800
General and administrative	3,785	4,239	3,855	3,593

Total operating expenses	9,081	10,284	10,644	11,393

Loss from operations	(9,081)	(10,284)	(10,644)	(11,393)
Interest income	44	34	53	69

Net loss	$(9,037)	$(10,250)	$(10,591)	$(11,324)

Net loss per share—basic and diluted	$(0.44)	$(0.49)	$(0.44)	$(0.45)
Weighted-average number of common shares used in net loss per share—basic and diluted	20,483	20,729	24,127 (b)	25,277

(a)
In November and December 2014, the Company sold 1,346,676 shares of common stock under the Company's at-the-market equity offering program which resulted in net proceeds of $11.6 million.

(b)
In July 2013, the Company closed a public offering in which it sold 4,255,000 shares of its common stock to the public at a price of $15.00 per share, including 555,000 shares issued pursuant to the exercise of the underwriters' option to purchase additional shares, which resulted in net proceeds of approximately $59.8 million.

13. Subsequent events

        The Company reviews all activity subsequent to year end but prior to the issuance of the consolidated financial statements for events that could require disclosure or that could impact the

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Subsequent events (Continued)

carrying value of assets or liabilities as of the balance sheet date. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

        In January 2015, the Company closed a public offering in which it sold 8,337,500 shares of its common stock to the public at a price of $6.50 per share, including 1,087,500 shares issued pursuant to the exercise of the underwriters' option to purchase additional shares. The offering was completed under the shelf registration statement that was filed on Form S-3 and declared effective by the Securities Exchange Commission on January 8, 2014. The net proceeds from this offering were approximately $50.9 million, after deducting underwriting discounts and commissions.

        In January 2015, the Company sold an additional 276,663 shares of common stock under the at-the-market equity offering program with net proceeds of approximately $2.5 million, after deducting commissions and other offering expenses.

EXHIBIT INDEX

Exhibit number		Description of exhibit
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K (File No. 001-35403) filed by the Registrant on March 30, 2012)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

4.1		Second Amended and Restated Investors' Rights Agreement, dated November 1, 2011, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

4.2		Registration Rights Agreement, dated July 11, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 001-35403) filed by the Registrant on July 11, 2012)

4.3		Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

4.4		Common Stock Warrant Agreement between the Registrant and Encarta, Inc. dated February 21, 2014 (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on May 8, 2014)

10.1	#	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

10.2	#	2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.3	#	Form of Incentive Stock Option Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.4	#	Form of Nonqualified Stock Option Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.5	#	Form of Restricted Stock Unit Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.6	#	Amended and Restated Employment Agreement between the Registrant and Robert Forrester (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

Exhibit number		Description of exhibit
10.7	#	Amended and Restated Employment Agreement between the Registrant and Jonathan Pachter (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.8	#	Form of Indemnification Agreement between the Registrant and each director (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on December 7, 2011)

10.9		Lease Agreement, dated April 15, 2014, between the Registrant and Intercontinental Fund III 117 Kendrick Street LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35403, filed by the Registrant on April 18, 2014)

10.10	†	Amended and Restated Exclusive Patent License Agreement and Tangible Property Agreement, dated January 11, 2012, by and among the Registrant and the Whitehead Institute for Biomedical Research (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.11	†	Exclusive Patent License Agreement, dated December 16, 2011, by and among the Registrant and the Whitehead Institute for Biomedical Research (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on December 22, 2011)

10.12	†	License Agreement dated May 5, 2008 by and between The Scripps Research Institute and Poniard Pharmaceuticals, Inc. (Registrant assumed the rights and obligations of Encarta, Inc., which previously assumed the rights and obligations from Poniard Pharmaceuticals, Inc., on February 21, 2014) (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on May 8, 2014)

10.13	†	Letter Agreement, dated October 1, 2010, between the Registrant and the Broad Institute (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

10.14	#	Letter Agreement, dated August 20, 2010, between the Registrant and Eric Lander, Ph.D. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

10.15	#	Letter Agreement, dated July 30, 2010, as amended October 18, 2010, between the Registrant and Robert Weinberg, Ph.D. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

10.16	#	Restricted Stock Purchase Agreement, dated August 11, 2010, between the Registrant and Christoph Westphal (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K (File No. 001-35403) filed by the Registrant on March 30, 2012)

10.17	#	Employment Agreement, dated March 1, 2012, between the Registrant and Daniel Paterson (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K (File No. 001-35403) filed by the Registrant on March 26, 2013)

Exhibit number		Description of exhibit
10.18	†	Asset Purchase Agreement, dated May 10, 2012, by and between the Registrant and S*Rio Pte Ltd. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on August 13, 2012)

10.19	†	License Agreement, dated July 11, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on August 13, 2012)

10.20	#	Offer Letter, dated as of September 18, 2012, by and between the Registrant and Christoph Westphal, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 13, 2012)

10.21	#	Restricted Stock Unit Agreement, dated as of September 18, 2012, by and between the Registrant and Christoph Westphal, M.D., Ph.D. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 13, 2012)

10.22	#	Restricted Stock Unit Agreement, dated as of September 18, 2012, by and between the Registrant and Christoph Westphal, M.D., Ph.D. (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 13, 2012)

10.23	#	Employment Agreement, dated as of October 23, 2012, by and between the Registrant and Joanna Horobin (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on November 13, 2012)

10.24	#	Amendment to Form of Restricted Stock Unit Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K (File No. 001-35403) filed by the Registrant on March 26, 2013)

10.25	#	Employment Agreement, dated May 10, 2013, by and between the Registrant and John B. Green, CPA (incorporated by reference to Exhibit 99.2 to current report on Form 8-K (File No. 001-35403) filed by the Registrant on May 14, 2013)

10.26	#	Letter Agreement, dated June 6, 2013, by and between the Registrant and Robert Forrester (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on August 13, 2013)

10.27	†	Letter Agreement, dated December 7, 2012, by and between the Registrant and Pfizer Inc.

10.28	#	Amended and Restated Employment Agreement, dated November 22, 2013, by and between the Registrant and Robert Forrester

10.29	#	Letter Agreement with Robert Forrester, dated June 6, 2013 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on August 13, 2013)

10.30	#	Employment Agreement between the Registrant and Monica Singh (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35403) filed by the Registrant on May 8, 2014.

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Ernst & Young LLP

31.1	*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

Exhibit number		Description of exhibit
31.2	*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

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