Form 10-Q
period 2015-03-31
Verastem, Inc.
filed 2015-05-11
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35403

Verastem, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3269467 (I.R.S. Employer Identification Number)

117 Kendrick Street, Suite 500 Needham, MA (Address of principal executive offices)	02494 (Zip Code)

 (781) 292-4200(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 6, 2015 there were 36,536,742 shares of Common Stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. Such statements relate to, among other things, the development of our product candidates, including VS-6063, VS-4718 and VS-5584, and our FAK, PI3K/mTOR, and diagnostics programs generally, the timeline for clinical development and regulatory approval of our product candidates, the expected timing for the reporting of data from on-going trials and for the COMMAND interim analysis, the structure of our planned or pending clinical trials, additional planned studies, our rights to develop or commercialize our product candidates and our ability to finance contemplated development activities and fund operations for a specified period. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development programs and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the fact that the preclinical and clinical testing of our product candidates and preliminary data from clinical trials may not be predictive of the success of ongoing or later clinical trials, that data may not be available when we expect it to be, that enrollment of clinical trials may take longer than expected, that our product candidates may cause unexpected safety events, that we will be unable to successfully initiate or complete the clinical development of our product candidates, including VS-6063, VS-4718 and VS-5584, that development of our product candidates will take longer or cost more than planned, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (SEC).

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$30,125	$33,901
Short-term investments	101,946	58,774
Prepaid expenses and other current assets	2,801	2,641
Total current assets	134,872	95,316
Property and equipment, net	2,645	2,825
Long-term investments	4,001	—
Restricted cash	203	203
Other assets	282	305
Total assets	$142,003	$98,649
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,951	$3,216
Accrued expenses	5,254	5,519
Liability classified stock-based compensation awards	256	469
Total current liabilities	9,461	9,204
Other liabilities	637	677
Liability for shares subject to repurchase	—	2
Stockholders’ equity:
Convertible Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 36,152 and 27,259 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	4	3
Additional paid-in capital	288,060	229,770
Accumulated other comprehensive income	39	11
Accumulated deficit	(156,198)	(141,018)
Total stockholders’ equity	131,905	88,766
Total liabilities and stockholders’ equity	$142,003	$98,649

See accompanying notes.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended, March 31,
	2015	2014
Operating expenses:
Research and development	$10,528	$8,411
General and administrative	4,714	4,723
Total operating expenses	15,242	13,134
Loss from operations	(15,242)	(13,134)
Interest income	62	72
Net loss	$(15,180)	$(13,062)
Net loss per share—basic and diluted	$(0.46)	$(0.51)
Weighted-average number of common shares used in net loss per share—basic and diluted	33,323	25,478

Net loss	$(15,180)	$(13,062)
Unrealized gains (losses) on available-for-sale securities	28	(6)
Comprehensive loss	$(15,152)	$(13,068)

See accompanying notes.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2015	2014
Operating activities
Net loss	$(15,180)	$(13,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	64
Stock-based compensation expense	3,134	3,985
Amortization of premiums and discounts on available-for-sale marketable securities	58	—
Non-cash expense related to purchase of technology rights	—	1,197
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(250)	(298)
Accounts payable	891	(245)
Accrued expenses and other liabilities	(355)	(492)
Liability classified stock-based compensation awards	(213)	(425)
Net cash used in operating activities	(11,727)	(9,276)
Investing activities
Purchases of property and equipment	(196)	(10)
Purchases of investments	(78,326)	(9,172)
Maturities of investments	31,123	13,300
Net cash (used in) provided by investing activities	(47,399)	4,118
Financing activities
Proceeds from the exercise of stock options	7	11
Net proceeds from the sale of common stock	55,566	—
Cash used to settle restricted stock liability awards	(223)	(498)
Net cash provided by (used in) financing activities	55,350	(487)

Decrease in cash and cash equivalents	(3,776)	(5,645)
Cash and cash equivalents at beginning of period	33,901	18,889
Cash and cash equivalents at end of period	$30,125	$13,244

Supplemental disclosure of non-cash financing and investing activities
Proceeds from the issuance of common stock included in prepaid expenses and other current assets	$1,972	$—
Public offering costs in accounts payable and accrued expenses and other liabilities	$55	$—
Purchases of property and equipment in accounts payable	$8	$—

See accompanying notes.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 10, 2015.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. On April 1, 2015, the FASB voted to propose to defer the effective date of the ASU by one year. If the FASB’s proposed decision is adopted, the Company would be required to apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and would be permitted to adopt the ASU early, but not before the original public organization effective date (annual periods beginning after December 15, 2016). Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

There have been no changes to the Company’s significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 10, 2015.

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value at March 31, 2015 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$28,250	$26,247	$2,003	$—
Short-term investments	101,946	—	101,946	—
Long-term investments	4,001	—	4,001	—
Total financial assets	$134,197	$26,247	$107,950	$—
Financial liabilities
Liability classified stock-based compensation awards	$256	$256	$—	$—
Total financial liabilities	$256	$256	$—	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2014 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

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

The Company’s cash equivalents and investments are comprised of money market accounts, government-sponsored enterprise securities and corporate bonds and commercial paper of publicly traded companies. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2015.

The Company’s liability classified stock-based compensation awards are comprised of restricted stock units (RSUs) that allow for greater than minimum statutory tax withholdings. These awards are valued based on the fair value of the Company’s common stock underlying the awards, which is traded on an active market. During the first quarter of 2013, the Company amended the terms of certain RSUs to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the quarters ended March 31, 2015 and 2014, the Company paid approximately $223,000 and approximately $498,000 to settle the tax liability for these awards, respectively.

3. Investments

The Company’s investments are classified as available-for-sale pursuant to the accounting standards for investments in debt and equity securities. The Company classifies investments available to fund current operations as current assets on its balance sheets. Investments are classified as long-term assets on the balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of investments during the three months ended March 31, 2015 and 2014. The Company recorded approximate unrealized gains of $28,000 and approximate unrealized losses of $6,000 during the three months ended March 31, 2015 and 2014, respectively. Realized gains and losses are included in interest income in the statement of operations. There were no realized gains or losses recognized during the three months ended March 31, 2015 or 2014. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of March 31, 2015, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Cash, cash equivalents and investments at March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Cash and cash equivalents:
Cash and money market accounts	$28,122	$—	$—	$28,122
Corporate bonds	2,003	—	—	2,003
Total cash and cash equivalents	$30,125	$—	$—	$30,125
Investments:
Government-sponsored enterprise securities (due within 1-2 years)	$3,999	$2	$—	$4,001

Corporate bonds and commercial paper (due within 1 year)	101,909	51	(14)	101,946
Total investments	$105,908	$53	$(14)	$105,947
Total cash, cash equivalents, and investments	$136,033	$53	$(14)	$136,072

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Cash and cash equivalents:
Cash and money market accounts	$33,901	$—	$—	$33,901
Total cash and cash equivalents	$33,901	$—	$—	$33,901
Investments:
Government-sponsored enterprise securities (due within 1 year)	$3,700	$—	$—	$3,700
Corporate bonds and commercial paper (due within 1 year)	55,063	18	(7)	55,074
Total investments	$58,763	$18	$(7)	$58,774
Total cash, cash equivalents, and investments	$92,664	$18	$(7)	$92,675

4. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Contract research organization costs	$3,652	$3,049
Compensation and related benefits	1,091	1,990
Professional fees	263	233
Deferred rent	148	144
Other	100	103
	$5,254	$5,519

5. Net loss per share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, unvested restricted stock and the warrant issued in 2014 are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities, which represents all outstanding potentially dilutive securities, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three months ended March 31,
	2015	2014
Outstanding stock options	5,370,567	3,719,831
Unvested restricted stock units	191,527	409,537
Outstanding warrants	142,857	142,857
Unvested restricted stock	—	224,852

6. Stock-based compensation

In December 2011, the Company adopted the 2012 Incentive Plan (the 2012 Plan). The 2012 Plan became effective upon the closing of the Company’s IPO in February 2012. The 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based and cash awards. Upon effectiveness, the number of shares of common stock that are reserved under the 2012 Plan is the sum of 3,428,571 shares plus the number of shares available under the 2010 Plan. The number of shares reserved under the 2012 Plan is increased by the number of shares of common stock (up to a maximum of 571,242 shares) subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased. The 2012 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase will be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors. On January 1, 2015 and 2014, the shares available under the 2012 Plan increased by 1,081,045 and 1,026,309 shares of common stock, respectively.

In December 2014, the Company established an inducement award program (in accordance with NASDAQ Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase up to an aggregate of 750,000 shares of common stock to new or prospective employees as inducement to enter into employment with the Company. The program is governed by the terms of the 2012 Plan but the shares are not issued pursuant to the 2012 Plan.  The Company has granted 210,000 shares under this program as of March 31, 2015.

Restricted common stock

A summary of the Company’s restricted stock activity for the three months ended March 31, 2015 and related information is as follows:

	Shares	Weighted- average purchase price per share
Unvested at December 31, 2014	7,995	$0.28
Vested	(7,995)	0.28
Unvested at March 31, 2015	—	$0.00

No restricted stock was granted during the three months ended March 31, 2015 and 2014. The total fair value of shares vested during the three months ended March 31, 2015 and 2014 was an approximate $59,000 and $1.1 million respectively. As of March 31, 2015, there was no unrecognized stock-based compensation expense related to unvested restricted stock.

Restricted stock units

A summary of the Company’s restricted stock units (RSUs) activity and related information is as follows:

	Shares	Weighted- average grant date fair value
Outstanding at December 31, 2014	293,747	$10.54
Vested	(81,560)	10.71
Forfeited	(20,660)	9.68
Outstanding at March 31, 2015	191,527	$10.56

No RSUs were granted during the three months ended March 31, 2015 and 2014. The total fair value of RSUs vested during the three months ended March 31, 2015 and 2014 was approximately $873,000 and $1.2 million respectively. As of March 31, 2015, there was $1.2 million of total unrecognized stock based compensation expense related to unvested RSUs granted under the 2012 Plan. The Company expects to recognize this expense over a weighted-average period of 0.8 years.

During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 697,060 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount, of which 154,211 remain outstanding as of March 31, 2015. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the quarters ended March 31, 2015 and 2014, the Company deposited with taxing authorities approximately $223,000 and $498,000, respectively, in respect of the tax liability for these awards.

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2014	4,206,440	$10.38
Granted	1,228,507	8.84
Exercised	(24,286)	0.28
Canceled	(40,094)	10.72
Outstanding at March 31, 2015	5,370,567	$10.07	8.5	$5,541,580
Exercisable at March 31, 2015	2,237,197	$9.70	7.8	$2,965,351
Vested and expected to vest at March 31, 2015	5,029,700	$10.07	8.5	$5,267,067

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three months ended March 31,
	2015	2014
Risk-free interest rate	1.6%	2.1%
Dividend yield	—	—
Volatility	72%	81%
Expected term (years)	6.1	6.2

7. Equity Offerings

In January 2015, the Company closed a public offering in which it sold 8,337,500 shares of its common stock to the public at a price of $6.50 per share, including 1,087,500 shares issued pursuant to the exercise of the underwriters’ option to purchase additional shares. The offering was completed under the shelf registration statement that was filed on Form S-3 and declared effective by the SEC on January 8, 2014. The net proceeds from this offering were approximately $50.9 million, after deducting underwriting discounts and commissions.

In December 2013, the Company established an at-the-market equity offering program pursuant to which it is able to offer and sell up to $35 million of its common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. In November 2014, the Company commenced sales under this program.  Through December 31, 2014, the Company sold 1,346,676 shares under this program for net proceeds of approximately $11.6 million (after deducting commissions and other offering expenses) and the Company sold an additional 470,309 shares in the three months ended March 31, 2015 for net proceeds of approximately $4.4 million (after deducting commissions and other offering expenses).  Of the cumulative net proceeds through March 31, 2015, $9.5 million was received in 2014, $4.6 million was received in the 2015 Quarter and $1.9 million was received subsequent to March 31, 2015.

As of May 8, 2015, the Company has sold an additional 382,471 shares of common stock under the at-the-market equity offering program with net proceeds of $3.8 million, after deducting commissions and other offering expenses, during the second quarter of 2015.

8. Subsequent Events

There were no material subsequent events other than those disclosed in these footnotes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this quarterly report or in our annual report on Form 10-K. Please also refer to the section under the heading “Forward-looking Statements.”

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing drugs to treat cancer by the targeted killing of cancer stem cells. A cancer stem cell is a particularly aggressive type of tumor cell, resistant to conventional cancer therapy, that we believe is an underlying cause of tumors, their recurrence and metastasis. Our most advanced programs target the Focal Adhesion Kinase (FAK) and the PI3K/mTOR signaling pathways. Our lead FAK inhibitor, VS-6063, has been assigned defactinib as the United States Adopted Name (USAN). We have received orphan drug designation for the use of VS-6063 in mesothelioma in the European Union and in the United States. VS-6063 is currently in a registration-directed trial (COMMAND) in patients with malignant pleural mesothelioma, a Phase 1b trial in combination with weekly paclitaxel for patients with ovarian cancer, a Phase 2 study in patients with non-small cell lung cancer, a Phase 2 trial preceding surgery in mesothelioma and a combination trial of VS-6063 and VS-5584 in patients with relapsed mesothelioma. We anticipate conducting an interim analysis of COMMAND during the third quarter of 2015 and following this and assuming the trial is not futile, we intend to communicate the specific patient population for the primary analysis. We also expect to update or announce results from the combination trial of VS-6063 and paclitaxel in patients with ovarian cancer and results from the Phase 2 study of VS-6063 in patients with non-small cell lung cancer in the second half of 2015 and to report preliminary data on the extended treatment cohort for the Phase 2 trial preceding surgery in mesothelioma in the first half of 2016. In addition to VS-6063, both our FAK inhibitor VS-4718 and our dual mTORC1/2 and PI3K inhibitor VS-5584 are in Phase 1 clinical trials in patients with advanced cancers. We have received orphan drug designation for the use of VS-5584 in mesothelioma in the European Union and in the United States. We also expect to report results from the Phase 1 trials of VS-4718 and VS-5584 in the second half of 2015.

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

As of March 31, 2015, we had an accumulated deficit of $156.2 million. Our net loss was $15.2 million and $13.1 million for the three months ended March 31, 2015 and 2014, respectively. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2014 related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the quarter ended March 31, 2015. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 10, 2015.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2015 and March 31, 2014

Research and development expense.  Research and development expense for the three months ended March 31, 2015 (2015 Quarter) was $10.5 million compared to $8.4 million for the three months ended March 31, 2014 (2014 Quarter). The $2.1 million increase from the 2014 Quarter to the 2015 Quarter is primarily related to an increase of $2.9 million in contract research organization (CRO) expense for outsourced biology, development and clinical services, which includes our clinical trial costs, and an approximate $770,000 increase in personnel costs primarily due to an increase in headcount.  These increases were partially offset by a decrease in license fees of $1.2 million primarily due to fees related to the Encarta asset purchase in the 2014 Quarter and a decrease of stock-based compensation of approximately $380,000 primarily due to restricted common stock that fully vested prior to the 2015 Quarter.

The table below summarizes our allocation of research and development expenses to our clinical programs for VS-6063, VS-4718 and VS-5584, for the 2015 Quarter and 2014 Quarter. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expense are summarized in the table below (in thousands) and include $2.0 million and $1.2 million of personnel costs for the 2015 Quarter and 2014 Quarter, respectively.

	Three months ended, March 31, 2015	Three months ended, March 31, 2014
VS-6063	$5,163	$2,885
VS-4718	537	1,453
VS-5584	850	504
Unallocated research and development expense	3,142	2,353
Unallocated stock-based compensation expense	836	1,216
Total research and development expense	$10,528	$8,411

Due to the uncertainty in drug development and the stage of development of our clinical programs, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.

General and administrative expense.  General and administrative expense for the 2015 Quarter was $4.7 million compared to $4.7 million for the 2014 Quarter. Changes between the 2015 Quarter and the 2014 Quarter include increased personnel costs of approximately $466,000, decreased professional fees of approximately $365,000, decreased stock-based compensation of approximately $259,000 and increased other G&A expense of approximately $158,000.

Interest income.  Interest income decreased to $62,000 for the 2015 Quarter from $72,000 for the 2014 Quarter. This decrease is due to a lower average investment balance for the 2015 Quarter as compared to the 2014 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. We have financed our operations to date through private placements of our preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015 and sales of common stock under our at-the market equity offering program. As of March 31, 2015, we had received $68.1 million in net proceeds from the issuance of preferred stock and $181.7 million in net proceeds from our public offerings. As of March 31, 2015, we had $136.1 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, government-sponsored enterprise securities and corporate bonds and commercial paper.

Cash flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in the 2015 Quarter compared to the 2014 Quarter was primarily due to an increase in research and development expenses related to our ongoing clinical trials and development of our lead product candidates. We expect cash used in operating activities to continue to increase for the foreseeable future as we fund our increased research, development and clinical activities.

Investing activities.  The cash used in investing activities for the 2015 Quarter reflects the net purchases of investments of $47.2 million.  The cash provided by investing activities in the 2014 Quarter primarily reflects the net maturities of investments of $4.1 million.

Financing activities.  The cash provided by financing activities for the 2015 Quarter primarily represent net proceeds of $55.6 million from the sale of shares of our common stock in our January 2015 public offering and our at-the-market equity offering program, offset in part by approximately $223,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees. The cash used in financing activities for the 2014 Quarter primarily reflects approximately $498,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees.

In December 2013, we established an at-the-market equity offering program pursuant to which we are able to offer and sell up to $35 million of our common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. In November 2014, we commenced sales under this program.  Through December 31, 2014, we sold 1,346,676 shares under this program for net proceeds of approximately $11.6 million (after deducting commissions and other offering expenses) and we sold an additional 470,309 shares in the 2015 Quarter for net proceeds of approximately $4.4 million (after deducting commissions and other offering expenses).  Of the cumulative net proceeds through March 31, 2015, $9.5 million was received in 2014, $4.6 million was received in the 2015 Quarter and $1.9 million was received subsequent to March 31, 2015.

As of May 8, 2015, we sold an additional 382,471 shares of common stock under the at-the-market equity offering program with net proceeds of $3.8 million, after deducting commissions and other offering expenses during the second quarter of 2015.

In January 2015, we completed a follow-on offering in which we sold 8,337,500 shares of our common stock to the public at a price of $6.50 per share, including 1,087,500 shares issued pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from this offering were $50.9 million, after deducting underwriting discounts and commissions.

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

We expect that our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements into the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•                                          the rate of enrollment, results and cost of completing our registration-directed trial of VS-6063 in mesothelioma;

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

•                                          the scope, progress and results of our other ongoing and potential future clinical trials;

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

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and investments of $136.1 million as of March 31, 2015, consisting of cash, U.S. Treasury money market fund, government-sponsored enterprise securities, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest-bearing. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than our functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2015, $2.0 million of our total liabilities were denominated in currencies other than our functional currency. At this time, an immediate 10% change in currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes from the factors disclosed in our 2014 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On May 11, 2015, Verastem, Inc. announced its financial results for the quarter ended March 31, 2015 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The information furnished in Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: May 11, 2015	By:	/s/ ROBERT FORRESTER

Robert Forrester
Chief Executive Officer
(Principal executive officer)

Date: May 11, 2015	By:	/s/ JOHN B. GREEN

John B. Green
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

31.1

Certification of Chief Executive Officer pursuant to Rules 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Chief Financial Officer pursuant to Rules 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Press Release issued by Verastem, Inc. on May 11, 2015 (furnished herewith).
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

†                                         Filed herewith.