Form 10-Q
period 2015-06-30
Verastem, Inc.
filed 2015-08-10
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(781) 292-4200

(Registrant’s telephone number, including area code)

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

As of August 5, 2015 there were 36,897,405 shares of Common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$35,172	$33,901
Short-term investments	96,921	58,774
Prepaid expenses and other current assets	651	2,641
Total current assets	132,744	95,316
Property and equipment, net	2,456	2,825
Restricted cash	203	203
Other assets	293	305
Total assets	$135,696	$98,649
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,999	$3,216
Accrued expenses	6,478	5,519
Liability classified stock-based compensation awards	360	469
Total current liabilities	9,837	9,204
Other liabilities	598	677
Liability for shares subject to repurchase	—	2
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 36,854 and 27,259 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	4	3
Additional paid-in capital	296,800	229,770
Accumulated other comprehensive income	32	11
Accumulated deficit	(171,575)	(141,018)
Total stockholders’ equity	125,261	88,766
Total liabilities and stockholders’ equity	$135,696	$98,649

See accompanying notes.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$11,045	$8,305	$21,573	$16,716
General and administrative	4,417	4,782	9,131	9,505
Total operating expenses	15,462	13,087	30,704	26,221
Loss from operations	(15,462)	(13,087)	(30,704)	(26,221)
Interest income	85	65	147	137
Net loss	$(15,377)	$(13,022)	$(30,557)	$(26,084)
Net loss per share—basic and diluted	$(0.42)	$(0.51)	$(0.87)	$(1.02)
Weighted-average number of common shares used in net loss per share—basic and diluted	36,522	25,669	34,931	25,574

Net loss	$(15,377)	$(13,022)	$(30,557)	$(26,084)
Unrealized gains (losses) on available-for-sale securities	(7)	7	21	1
Comprehensive loss	$(15,384)	$(13,015)	$(30,536)	$(26,083)

See accompanying notes.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2015	2014
Operating activities
Net loss	$(30,557)	$(26,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	377	141
Amortization of premiums and discounts on available for sale marketable securities	135	152
Stock-based compensation expense	5,671	6,910
Common stock issued to purchase technology rights	—	1,197
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(83)	(324)
Accounts payable	(58)	(187)
Accrued expenses and other liabilities	880	373
Liability classified stock-based compensation awards	(109)	(170)
Net cash used in operating activities	(23,744)	(17,992)
Investing activities
Purchases of property and equipment	(196)	(412)
Purchases of investments	(95,333)	(26,640)
Maturities of investments	57,072	49,295
Increase in restricted cash	—	(203)
Net cash (used in) provided by investing activities	(38,457)	22,040
Financing activities
Proceeds from the exercise of stock options	9	11
Net proceeds from the sale of common stock	63,716	—
Cash used to settle restricted stock liability awards	(253)	(557)
Net cash provided by (used in) financing activities	63,472	(546)
Increase in cash and cash equivalents	1,271	3,502
Cash and cash equivalents at beginning of period	33,901	18,889
Cash and cash equivalents at end of period	$35,172	$22,391

See accompanying notes.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 10, 2015.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance was originally pronounced to become effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. On July 9, 2015, the FASB decided to defer the effective date of the ASU by one year. As a result, the Company will be required to apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and would be permitted to adopt the ASU early, but not before the original public organization effective date (annual periods beginning after December 15, 2016). Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

There have been no changes to the Company’s significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 10, 2015.

2. Fair value of financial instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy that is now established prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities
Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
Level 3 inputs	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value at June 30, 2015 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$33,896	$33,896	$—	$—
Short-term investments	96,921	—	96,921	—
Total financial assets	$130,817	$33,896	$96,921	$—
Financial liabilities
Liability classified stock-based compensation awards	$360	$360	$—	$—
Total financial liabilities	$360	$360	$—	$—

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

The Company’s cash equivalents and investments are comprised of money market accounts, government-sponsored enterprise securities, corporate bonds and commercial paper. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2015.

The Company’s liability classified stock-based compensation awards are comprised of restricted stock units (RSUs) that allow for greater than minimum statutory tax withholdings. These awards are valued based on the fair value of the Company’s common stock underlying the awards, which is traded on an active market. During the first quarter of 2013, the Company amended the terms of certain RSUs to allow for cash tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the three and the six months ended June 30, 2015 and 2014, the Company made approximate payments of $30,000, $253,000, $58,000 and $557,000, respectively, to settle the tax liability for awards that settled during the periods.

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

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three and six months ended June 30, 2015 and 2014. The Company recorded approximate unrealized gains and (losses) of $(7,000), $21,000, $7,000 and $1,000 during the three and six months ended June 30, 2015 and 2014, respectively. Realized gains and losses are included in interest income in the statement of operations. There were no realized gains or losses recognized during the three and six months ended June 30, 2015 or 2014. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of June 30, 2015, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Cash, cash equivalents and investments at June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2015
Cash and cash equivalents:
Cash and money market accounts	$35,172	$—	$—	$35,172
Total cash and cash equivalents	$35,172	$—	$—	$35,172
Investments:
Corporate bonds and commercial paper (due within 1 year)	$96,889	$49	$(17)	$96,921
Total investments	$96,889	$49	$(17)	$96,921
Total cash, cash equivalents and investments	$132,061	$49	$(17)	$132,093

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Cash and cash equivalents:
Cash and money market accounts	$33,901	$—	$—	$33,901
Total cash and cash equivalents	$33,901	$—	$—	$33,901
Investments:
Government-sponsored enterprise securities (due within 1 year)	$3,700	$—	$—	$3,700
Corporate bonds and commercial paper (due within 1 year)	55,063	18	(7)	55,074
Total investments	$58,763	$18	$(7)	$58,774
Total cash, cash equivalents and investments	$92,664	$18	$(7)	$92,675

4. Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Contract research organization costs	$4,390	$3,049
Compensation and related benefits	1,588	1,990
Professional fees	290	233
Deferred rent	152	144
Other	58	103
	$6,478	$5,519

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Outstanding stock options	5,434,711	4,151,058	5,434,711	4,151,058
Outstanding warrants	142,857	142,857	142,857	142,857
Unvested restricted stock units	178,614	393,768	178,614	393,768
Unvested restricted stock	—	120,422	—	120,422

6. Stock-based compensation

In December 2011, the Company adopted the 2012 Incentive Plan (the 2012 Plan). The 2012 Plan became effective upon the closing of the Company’s IPO in February 2012. The 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based and cash awards. Upon effectiveness, the number of shares of common stock that are reserved under the 2012 Plan is the sum of 3,428,571 shares plus the number of shares available under the Company’s prior 2010 Plan. The number of shares reserved under the 2012 Plan is increased by the number of shares of common stock (up to a maximum of 571,242 shares) subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased. The 2012 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase will be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors. On January 1, 2015 and 2014, the shares available under the 2012 Plan increased by 1,081,045 and 1,026,309 shares of common stock, respectively.

In December 2014, the Company established an inducement award program (in accordance with NASDAQ Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase up to an aggregate of 750,000 shares of common stock to new employees as inducement for prospective employees to enter into employment with the Company. The program is governed by the terms of the 2012 Plan but the shares are not issued pursuant to the 2012 Plan.  The Company has granted 210,000 options to purchase shares under this program as of June 30, 2015.

Restricted common stock

A summary of the Company’s restricted common stock activity and related information is as follows:

	Shares	Weighted- average purchase price per share
Unvested at December 31, 2014	7,995	$0.28
Vested	(7,995)	0.28
Unvested at June 30, 2015	—	$0.00

No restricted common stock was granted during the three and six months ended June 30, 2015 and 2014. The total fair value of shares vested during the three and six months ended June 30, 2015 and 2014 was approximately $0, $59,000, $556,000 and $706,000, respectively. As of June 30, 2015, there was no unrecognized stock-based compensation expense related to unvested restricted common stock.

A summary of the Company’s restricted stock units (RSUs) activity and related information is as follows:

	Shares	Weighted- average grant date fair value
Outstanding at December 31, 2014	293,747	$10.54
Settled	(88,017)	10.63
Forfeited	(27,116)	9.68
Outstanding at June 30, 2015	178,614	$10.63

No RSUs were granted during the three and six months ended June 30, 2015 and 2014. The total fair value of RSUs vested during the three and six months ended June 30, 2015 and 2014 was an approximate $63,000, $936,000, $125,000 and $122,000, respectively. As of June 30, 2015, there was $968,000 of total unrecognized stock-based compensation expense related to unvested RSUs granted under the 2012 Plan. The Company expects to recognize this expense over a weighted average period of 0.6 years.

During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 697,060 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount, of which 141,298 remain outstanding as of June 30, 2015. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the three and six months ended June 30, 2015 and 2014, the Company made approximate deposits with the taxing authorities of $30,000, $253,000, $58,000 and $557,000, respectively, in respect of the tax liability for awards that settled during such periods.

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- average price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2014	4,206,440	$10.38
Granted	1,375,444	8.76
Exercised	(31,496)	0.28
Forfeited	(115,677)	9.33
Outstanding at June 30, 2015	5,434,711	$10.05	8.3	$1,472,296
Exercisable at June 30, 2015	2,494,309	$9.80	7.7	$1,378,858
Vested and expected to vest at June 30, 2015	5,137,830	$10.05	8.3	$1,467,276

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Six months ended June 30,
	2015	2014
Risk-free interest rate	1.6%	2.0%
Dividend yield	—	—
Volatility	72%	81%
Expected term (years)	6.0	6.2

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

In December 2013, the Company established an at-the-market equity offering program pursuant to which it is able to offer and sell up to $35.0 million of its common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. In November 2014, the Company commenced sales under this program.  Through December 31, 2014, the Company sold 1,346,676 shares under this program for net proceeds of approximately $11.6 million (after deducting commissions and other offering expenses) and the Company sold an additional 690,370 and 1,160,679 shares in the three and six months ended June 30, 2015, respectively, for net proceeds of approximately $6.2 million and $10.7 million (after deducting commissions and other offering expenses).  Of the cumulative net proceeds through June 30, 2015, $9.5 million was received in 2014 and $12.7 million was received in 2015.

8. Subsequent Events

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

As of June 30, 2015, we had an accumulated deficit of $171.6 million. We had net losses of $30.6 million and $26.1 million for the six months ended June 30, 2015 and 2014, respectively.  We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and clinical trials of, and potentially seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2014 related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the three and six months ended June 30, 2015. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 10, 2015.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 2015 and June 30, 2014

Research and development expense.  Research and development expense for the three months ended June 30, 2015 (2015 Quarter) was $11.0 million compared to $8.3 million for the three months ended June 30, 2014 (2014 Quarter). The $2.7 million increase from the 2014 Quarter to the 2015 Quarter was primarily related to an increase of $2.1 million in contract research organization (CRO) expense for outsourced biology, development and clinical services, which includes our clinical trial costs, and an approximate $732,000 increase in personnel costs primarily due to an increase in headcount.  These increases were partially offset by a decrease in stock-based compensation of approximately $162,000 primarily due to restricted common stock that fully vested prior to the 2015 Quarter.

The table below summarizes our allocation of research and development expenses to our clinical programs for VS-6063, VS-4718 and VS-5584, for the 2015 Quarter and 2014 Quarter. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include $2.1 million of personnel costs.

	Three Months Ended June 30,
	2015	2014
	(in thousands)	(in thousands)
VS-6063	$5,830	$4,154
VS-4718	459	325
VS-5584	657	686
Unallocated research and development expense	3,297	2,176
Unallocated stock-based compensation expense	802	964
Total research and development expense	$11,045	$8,305

Due to the uncertainty in drug development and the stage of development of our clinical programs, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.

General and administrative expense.  General and administrative expense for the 2015 Quarter was $4.4 million compared to $4.8 million for the 2014 Quarter. The $400,000 decrease from the 2014 Quarter to the 2015 Quarter was primarily due to decreased stock-based compensation of approximately $376,000, primarily due to restricted common stock that fully vested prior to the 2015 Quarter, decreased consulting and professional fees of approximately $175,000 and decreased travel and other G&A expenses of approximately $96,000. These decreases were partially offset by an increase in personnel costs of approximately $278,000 due to increased headcount.

Interest income.  Interest income increased to approximately $85,000 for the 2015 Quarter from approximately $65,000 for the 2014 Quarter. This increase was primarily due to a higher average investment balance for the 2015 Quarter compared to the 2014 Quarter.

Comparison of the Six Months ended June 30, 2015 and June 30, 2014

Research and development expense.  Research and development expense for the six months ended June 30, 2015 (2015 Period) was $21.6 million compared to $16.7 million for the six months ended June 30, 2014 (2014 Period). The $4.9 million increase from the 2014 Period to the 2015 Period was primarily related to an increase of approximately $5.0 million in CRO expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, and an approximate $1.5 million increase in personnel costs due to increased headcount. These increases were partially offset by a decrease of $1.2 million in license fees, primarily due to the Encarta asset purchase in the 2014 Period, and a decrease of stock-based compensation of approximately $541,000 primarily due to restricted common stock that fully vested prior to the 2015 Period.

The table below summarizes our allocation of research and development expenses to our clinical programs for VS-6063, VS-4718 and VS-5584, for the six months ended June 30, 2015 and June 30, 2014 respectively. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include $4.1 million of personnel costs.

	Six months ended June 30,
	2015	2014
	(in thousands)	(in thousands)
VS-6063	$10,992	$7,039
VS-4718	995	1,778
VS-5584	1,508	1,190
Unallocated research and development expense	6,440	4,529
Unallocated stock-based compensation expense	1,638	2,180
Total research and development expense	$21,573	$16,716

Due to the uncertainty in drug development and the stage of development of our clinical programs, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.

General and administrative expense.  General and administrative expense for the 2015 Period was $9.1 million compared to $9.5 million for the 2014 Period. The $400,000 decrease from the 2014 Period to the 2015 Period was primarily due to decreased stock-based compensation of approximately $634,000, primarily due to restricted common stock that fully vested prior to the 2015 Period, and decreased consulting and professional fees of approximately $459,000. These decreases were partially offset by an increase of approximately $744,000 in personnel costs due to increased headcount.

Interest income.  Interest income increased to approximately $147,000 for the 2015 Period from approximately $137,000 for the 2014 Period. This increase was primarily due to a higher average investment balance for the 2015 Period compared to the 2014 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015 and sales of common stock under our at-the market equity offering program. As of June 30, 2015, we had received $68.1 million in net proceeds from the issuance of preferred stock and $189.9 million in net proceeds from our public offerings of common stock. As of June 30, 2015, we had $132.1 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, corporate bonds and commercial paper.

Cash flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The $5.8 million increase in cash used in operating activities for the 2015 Period compared to the 2014 Period is primarily due to an increase in research and development expenses related to our ongoing clinical trials and development of our lead product candidates.  We expect cash used in operating activities to continue to increase for the foreseeable future as we fund our increased research and development activities.

Investing activities.  The cash used for investing activities for the 2015 Period primarily reflects the net purchases of investments of $38.3 million.  The cash provided by investing activities for the 2014 Period primarily reflects the net maturities of investments of $22.7 million.

Financing activities.  The cash provided by financing activities for the 2015 Period primarily represent net proceeds of $63.7 million from the sale of shares of our common stock in our January 2015 follow-on offering and our at-the-market equity offering program, offset in part by approximately $253,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees. The cash used in financing activities for the 2014 Period primarily reflects approximately $557,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees.

In December 2013, we established an at-the-market equity offering program pursuant to which we are able to offer and sell up to $35.0 million of our common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. In November 2014, we commenced sales under this program.  Through December 31, 2014, we sold 1,346,676 shares under this program for net proceeds of approximately $11.6 million (after deducting commissions and other offering expenses) and we sold an additional 690,370 and 1,160,679 shares in the three and six months ended June 30, 2015, respectively, for net proceeds of approximately $6.2 million and $10.7 million (after deducting commissions and other offering expenses).  Of the cumulative net proceeds through June 30, 2015, $9.5 million was received in 2014 and $12.7 million was received in 2015.

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

We expect our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements into the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•                                          the rate and size of enrollment, results and cost of completing our registration-directed trial of VS-6063 in mesothelioma;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and investments of $132.1 million as of June 30, 2015, consisting of cash, U.S. Treasury money market fund, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest-bearing. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than our functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2015, $2.1 million of our total liabilities were denominated in currencies other than our functional currency. At this time, an immediate 10% change in currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On August 10, 2015, Verastem, Inc. announced its financial results for the quarter ended June 30, 2015 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The information furnished in Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.

Date: August 10, 2015	By:	/s/ ROBERT FORRESTER

Robert Forrester President and Chief Executive Officer (Principal executive officer)

Date: August 10, 2015	By:	/s/ JOHN B. GREEN

John B. Green Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

10.1

Consulting Agreement between Verastem, Inc. and Joanna Horobin, dated June 10, 2015 and effective July 10, 2015(incorporated by reference to Exhibit 10.1 to Current Report Form 8-K (file No. 001-35403) filed by the Registrant on June 10, 2015).

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Press Release issued by Verastem, Inc. on August 10, 2015 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document