Form 10-Q
period 2015-09-30
Verastem, Inc.
filed 2015-11-09
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 29, 2015 there were 36,934,804 shares of Common Stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, the utility of FAK inhibitors for the treatment of cancer, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. Such statements relate to, among other things, the development of our product candidates, including VS-6063, VS-4718 and VS-5584, and our FAK, PI3K/mTOR, and diagnostics programs generally, the timeline for clinical development and regulatory approval of our product candidates, the expected timing for the reporting of data from on-going trials, the structure of our planned or pending clinical trials, additional planned studies, our rights to develop or commercialize our product candidates and our ability to finance contemplated development activities and fund operations for a specified period. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the fact that the preclinical and clinical testing of our product candidates and preliminary data from clinical trials may not be predictive of the success of ongoing or later clinical trials, that data may not be available when we expect it to be, that enrollment of clinical trials may take longer than expected, that our product candidates may cause unexpected safety events, that we will be unable to successfully initiate or complete the clinical development of our product candidates, including VS-6063, VS-4718 and VS-5584, that development of our product candidates will take longer or cost more than planned, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in our Annual Report on Form 10-K, under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission (SEC).

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$19,831	$33,901
Short-term investments	100,636	58,774
Prepaid expenses and other current assets	714	2,641
Total current assets	121,181	95,316
Property and equipment, net	2,282	2,825
Restricted cash	203	203
Other assets	—	305
Total assets	$123,666	$98,649
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,646	$3,216
Accrued expenses	7,171	5,519
Liability classified stock-based compensation awards	47	469
Total current liabilities	10,864	9,204
Other liabilities	559	677
Liability for shares subject to repurchase	—	2
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 36,935 and 27,259 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	4	3
Additional paid-in capital	299,215	229,770
Accumulated other comprehensive income	44	11
Accumulated deficit	(187,020)	(141,018)
Total stockholders’ equity	112,243	88,766
Total liabilities and stockholders’ equity	$123,666	$98,649

See accompanying notes.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$11,304	$9,047	$32,877	$25,763
General and administrative	4,230	4,341	13,361	13,846
Total operating expenses	15,534	13,388	46,238	39,609
Loss from operations	(15,534)	(13,388)	(46,238)	(39,609)
Interest income	89	56	236	193
Net loss	$(15,445)	$(13,332)	$(46,002)	$(39,416)
Net loss per share—basic and diluted	$(0.42)	$(0.52)	$(1.29)	$(1.54)
Weighted-average number of common shares used in net loss per share—basic and diluted	36,898	25,811	35,594	25,654

Net loss	$(15,445)	$(13,332)	$(46,002)	$(39,416)
Unrealized gains (losses) on available-for-sale securities	12	(3)	33	(2)
Comprehensive loss	$(15,433)	$(13,335)	$(45,969)	$(39,418)

See accompanying notes.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2015	2014
Operating activities
Net loss	$(46,002)	$(39,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	566	242
Amortization of premiums and discounts on available for sale marketable securities	214	230
Stock-based compensation expense	8,046	10,074
Common stock issued to purchase technology rights	—	1,197
Loss on disposal of fixed assets	—	4
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	148	(454)
Accounts payable	560	47
Accrued expenses and other liabilities	1,534	1,321
Liability classified stock-based compensation awards	(422)	(492)
Net cash used in operating activities	(35,356)	(27,247)
Investing activities
Purchases of property and equipment	(204)	(1,862)
Purchases of investments	(151,501)	(32,570)
Maturities of investments	109,457	64,295
Increase in restricted cash	—	(203)
Net cash (used in) provided by investing activities	(42,248)	29,660
Financing activities
Proceeds from the exercise of stock options	13	12
Net proceeds from the issuance of common stock	63,938	—
Cash used to settle restricted stock liability awards	(417)	(757)
Net cash provided by (used in) financing activities	63,534	(745)
(Decrease) increase in cash and cash equivalents	(14,070)	1,668
Cash and cash equivalents at beginning of period	33,901	18,889
Cash and cash equivalents at end of period	$19,831	$20,557

See accompanying notes.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2015.

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value at September 30, 2015 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$17,900	$6,869	$11,031	$—
Short-term investments	100,636	—	100,636	—
Total financial assets	$118,536	$6,869	$111,667	$—
Financial liabilities
Liability classified stock-based compensation awards	$47	$47	$—	$—
Total financial liabilities	$47	$47	$—	$—

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

The Company’s cash equivalents and investments are comprised of money market accounts, government-sponsored enterprise securities, corporate bonds and commercial paper. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2015 and December 31, 2014.

The Company’s liability classified stock-based compensation awards are comprised of restricted stock units (RSUs) that allow for greater than minimum statutory tax withholdings. These awards are valued based on the fair value of the Company’s common stock underlying the awards, which is traded on an active market. During the first quarter of 2013, the Company amended the terms of certain RSUs to allow for cash tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the three and the nine months ended September 30, 2015 and 2014, the Company made approximate payments of $164,000, $417,000, $200,000 and $757,000, respectively, to settle the tax liability for awards that settled during such periods.

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

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three and nine months ended September 30, 2015 and 2014. The Company recorded approximate unrealized gains and (losses) of $12,000, $33,000, $(3,000) and $(2,000) during the three and nine months ended September 30, 2015 and 2014, respectively. Realized gains and losses are included in interest income in the statement of operations. There were no realized gains or losses recognized during the three and nine months ended September 30, 2015 or 2014. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of September 30, 2015, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Cash, cash equivalents and investments at September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2015
Cash and cash equivalents:
Cash and money market accounts	$8,800	$—	$—	$8,800
Corporate bonds and commercial paper (original maturities within 90 days)	11,031	—	—	11,031
Total cash and cash equivalents	$19,831	$—	$—	$19,831
Investments:
Corporate bonds and commercial paper (due within 1 year)	$100,592	$54	$(10)	$100,636
Total investments	$100,592	$54	$(10)	$100,636
Total cash, cash equivalents, and investments	$120,423	$54	$(10)	$120,467

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Cash and cash equivalents:
Cash and money market accounts	$33,901	$—	$—	$33,901
Total cash and cash equivalents	$33,901	$—	$—	$33,901
Investments:
Government-sponsored enterprise securities (due within 1 year)	$3,700	$—	$—	$3,700
Corporate bonds and commercial paper (due within 1 year)	55,063	18	(7)	55,074
Total investments	$58,763	$18	$(7)	$58,774
Total cash, cash equivalents and investments	$92,664	$18	$(7)	$92,675

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Contract research organization costs	$4,521	$3,049
Compensation and related benefits	2,105	1,990
Professional fees	325	233
Deferred rent	156	144
Other	64	103
	$7,171	$5,519

5. Net loss per share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units and unvested restricted stock and the warrant issued in 2014 are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Outstanding stock options	5,275,490	4,224,858	5,275,490	4,224,858
Outstanding warrants	142,857	—	142,857	—
Unvested restricted stock units	101,151	314,694	101,151	314,694
Unvested restricted stock	—	15,992	—	15,992

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

In December 2014, the Company established an inducement award program (in accordance with NASDAQ Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase up to an aggregate of 750,000 shares of common stock to new employees as inducement for prospective employees to enter into employment with the Company. The program is governed by the terms of the 2012 Plan but the shares are not issued pursuant to the 2012 Plan.  The Company has granted 210,000 options to purchase shares under this program as of September 30, 2015.

Restricted common stock

A summary of the Company’s restricted common stock activity and related information is as follows:

	Shares	Weighted- average purchase price per share
Unvested at December 31, 2014	7,995	$0.28
Vested	(7,995)	0.28
Unvested at September 30, 2015	—	$0.00

No restricted common stock was granted during the three and nine months ended September 30, 2015 and 2014. The total fair value of shares vested during the three and nine months ended September 30, 2015 and 2014 was an approximate $0, $59,000, $605,000 and $2.2 million, respectively. As of September 30, 2015, there was no unrecognized stock-based compensation expense related to unvested restricted common stock.

A summary of the Company’s restricted stock units (RSUs) activity and related information is as follows:

	Shares	Weighted- average grant date fair value
Outstanding at December 31, 2014	293,747	$10.54
Settled	(157,953)	10.74
Forfeited	(34,643)	9.72
Outstanding at September 30, 2015	101,151	$10.51

No RSUs were granted during the three and nine months ended September 30, 2015 and 2014. The approximate total fair value of RSUs vested during the three and nine months ended September 30, 2015 and 2014 was $761,000, $1.7 million, $790,000 and $2.2 million, respectively. As of September 30, 2015, there was approximately $472,000 of total unrecognized stock-based compensation expense related to unvested RSUs granted under the 2012 Plan. The Company expects to recognize this expense over a weighted average period of 0.3 years.

During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 697,060 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount, of which 83,565 remain outstanding as of September 30, 2015. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the three and nine months ended September 30, 2015 and 2014, the Company made approximate deposits with the taxing authorities of $164,000, $417,000, $200,000 and $757,000, respectively, in respect of the tax liability for awards that settled during such periods.

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- average price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2014	4,206,440	$10.38
Granted	1,426,444	8.68
Exercised	(33,638)	0.38
Forfeited	(323,756)	9.82
Outstanding at September 30, 2015	5,275,490	$10.02	8.1	$166,799
Exercisable at September 30, 2015	2,793,883	$9.84	7.5	$166,799
Vested and expected to vest at September 30, 2015	5,027,877	$10.02	8.1	$166,799

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

In December 2013, the Company established an at-the-market equity offering program pursuant to which it is able to offer and sell up to $35.0 million of its common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. In November 2014, the Company commenced sales under this program.  Through December 31, 2014, the Company sold 1,346,676 shares under this program for net proceeds of approximately $11.6 million (after deducting commissions and other offering expenses) and the Company sold an additional 28,800 and 1,189,479 shares in the three and nine months ended September 30, 2015, respectively, for net proceeds of approximately $199,000 and $10.9 million (after deducting commissions and other offering expenses).  Of the cumulative net proceeds through September 30, 2015, $9.6 million was received in 2014 and $12.9 million was received in 2015.

8. Subsequent Events

The Company reviews all activity subsequent to quarter end but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date.

On October 7, 2015, the Company committed to a restructuring plan that will result in a reduction of approximately 50% of the Company’s workforce at its Needham, Massachusetts location. The restructuring is a result of a strategic realignment of the Company. Employees received notification on October 7, 2015 and will be provided with severance payments and outplacement assistance. The Company expects to complete the restructuring during the first quarter of 2016.

As a result of the restructuring plan, the Company estimates one-time severance and related costs of $1.1 million.  Approximately $950,000 is expected to be paid over the fourth quarter of 2015 and the first quarter of 2016, with the remainder to be paid later in 2016.

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

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing drugs to treat cancer by the targeted killing of cancer stem cells. A cancer stem cell is a particularly aggressive type of tumor cell, resistant to conventional cancer therapy, that we believe is an underlying cause of tumors, their recurrence and metastasis. Our most advanced programs target the Focal Adhesion Kinase (FAK) and the PI3K/mTOR signaling pathways. Our lead FAK inhibitor, VS-6063, has been assigned defactinib as the United States Adopted Name (USAN). VS-6063 is currently in a Phase 2 study in patients with non-small cell lung cancer, a Phase 2 trial preceding surgery in mesothelioma, a Phase 1b trial in combination with weekly paclitaxel for patients with ovarian cancer, and a combination trial of VS-6063 and VS-5584 in patients with relapsed mesothelioma.

On September 28, 2015, we stopped enrollment in our Phase 2 registration-directed, double-blind, placebo-controlled study (COMMAND) of VS-6063 for patients with mesothelioma. The decision to stop enrollment for futility followed a Data Safety Monitoring Board (DSMB) review of a pre-planned interim analysis. The results of the analysis demonstrated that VS-6063 had a generally well tolerated safety profile but that there was not a sufficient level of efficacy to warrant continuation of the study.

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

As of September 30, 2015, we had an accumulated deficit of $187.0 million. We had net losses of $46.0 million and $39.4 million for the nine months ended September 30, 2015 and 2014, respectively.

After we stopped enrollment of COMMAND, we implemented a reduction of approximately 50% of our workforce, in October 2015, to reduce operating expenses and conserve cash resources as part of a corporate realignment to focus our efforts and resources on our ongoing and future programs.  Although the reduction is expected to result in annual savings of approximately $5.1 million in cash operating expenses on a going forward basis, we expect our expenses will increase over time in connection with increased activity and progress in our ongoing and future programs, particularly as we continue the research and development and clinical trials of, and potentially seek marketing approval for, our current and future product candidates. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2014 related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the three and nine months ended September 30, 2015. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 10, 2015.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended September 30, 2015 and September 30, 2014

Research and development expense.  Research and development expense for the three months ended September 30, 2015 (2015 Quarter) was $11.3 million compared to $9.0 million for the three months ended September 30, 2014 (2014 Quarter). The $2.3 million increase from the 2014 Quarter to the 2015 Quarter was primarily related to an increase of $2.3 million in contract research organization (CRO) expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, an increase in consulting fees of approximately $299,000, an increase in personnel related costs of approximately $115,000 due to increased headcount and salaries (before our restructuring), and an increase of approximately $102,000 in lab supplies due to increased research activity. These increases were partially offset by a decrease of approximately $537,000 in stock-based compensation.

The table below summarizes our allocation of research and development expenses to our clinical programs for VS-6063, VS-4718 and VS-5584 for the 2015 Quarter and the 2014 Quarter. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include $1.7 million of personnel related costs.

	Three Months Ended September 30,
	2015	2014
	(in thousands)	(in thousands)
VS-6063	$6,344	$4,266
VS-4718	928	501
VS-5584	503	748
Unallocated research and development expense	3,203	2,669
Unallocated stock-based compensation expense	326	863
Total research and development expense	$11,304	$9,047

Due to the uncertainty in drug development and the stage of development of our clinical programs, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.

General and administrative expense.  General and administrative expense for the 2015 Quarter was $4.2 million compared to $4.3 million for the 2014 Quarter. The decrease of approximately $100,000 from the 2014 Quarter to the 2015 Quarter primarily resulted from a decrease in professional fees of approximately $249,000, primarily related to lower IP and general legal costs, and a decrease in stock-based compensation expense of approximately $245,000.  These decreases were partially offset by increases in personnel related costs of approximately $247,000, primarily due to an increase in headcount and salaries (before our restructuring), and in consulting fees of approximately $164,000.

Interest income.  Interest income increased to approximately $89,000 for the 2015 Quarter from approximately $56,000 for the 2014 Quarter. This increase was primarily due to a higher average investment balance for the 2015 Quarter compared to the 2014 Quarter.

Comparison of the Nine Months ended September 30, 2015 and September 30, 2014

Research and development expense.  Research and development expense for the nine months ended September 30, 2015 (2015 Period) was $32.9 million compared to $25.8 million for the nine months ended September 30, 2014 (2014 Period). The $7.1 million increase from the 2014 Period to the 2015 Period was primarily related to an increase of approximately $7.3 million in CRO expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, a $1.6 million increase in personnel related costs, primarily due to increased headcount (before our restructuring), and an increase of approximately $316,000 in consulting expense. These increases were partially offset by a decrease of $1.2 million in license fees related to the Encarta asset purchase in the 2014 Period and a $1.1 million decrease in stock-based compensation expense.

The table below summarizes our allocation of research and development expenses to our clinical programs for VS-6063, VS-4718 and VS-5584 for the 2015 Period and the 2014 Period. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include $5.8 million of personnel related costs.

	Nine months ended September 30,
	2015	2014
	(in thousands)	(in thousands)
VS-6063	$17,336	$11,305
VS-4718	1,923	2,280
VS-5584	2,011	1,937
Unallocated research and development expense	9,643	7,198
Unallocated stock-based compensation expense	1,964	3,043
Total research and development expense	$32,877	$25,763

Due to the uncertainty in drug development and the stage of development of our clinical programs, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.

General and administrative expense.  General and administrative expense for the 2015 Period was $13.4 million compared to $13.8 million for the 2014 Period. The approximate $400,000 decrease from the 2014 Period to the 2015 Period primarily resulted from a decrease of approximately $879,000 in stock-based compensation expense and a decrease in professional fees of approximately $674,000, primarily related to lower IP and general legal costs.  These decreases were partially offset by an increase in personnel related costs of approximately $991,000, primarily due to an increase in salaries and headcount (before our restructuring), and an increase in consulting fees of approximately $130,000.

Interest income.  Interest income increased to approximately $236,000 for the 2015 Period from approximately $193,000 for the 2014 Period. This increase was primarily due to a higher average investment balance for the 2015 Period compared to the 2014 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015 and sales of common stock under our at-the market equity offering program. As of September 30, 2015, we had received $68.1 million in net proceeds from the issuance of preferred stock and $190.1 million in net proceeds from our public offerings of common stock. As of September 30, 2015, we had $120.5 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, corporate bonds and commercial paper.

Cash flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The $8.1 million increase in cash used in operating activities for the 2015 Period compared to the 2014 Period is primarily due to an increase in research and development expenses related to our ongoing clinical trials and development of our lead product candidates.

The recently announced reduction in headcount is expected to result in annual savings of approximately $5.1 million in cash operating expenses on a going forward basis. We estimate aggregate cash charges of $1.1 million for one-time severance and related costs in the fourth quarter of 2015 and the 2016 fiscal year. We expect our cash used in operating activities to increase over time in connection with increased activity and progress in our ongoing and future programs.

Investing activities.  The cash used for investing activities for the 2015 Period primarily reflects the net purchases of investments of $42.0 million. The cash provided by investing activities for the 2014 Period reflects net maturities of investments of $31.7 million, partially offset by $1.9 million of property and equipment purchases primarily associated with the buildout of the Needham facility.

Financing activities.  The cash provided by financing activities for the 2015 Period primarily represents net proceeds of $63.9 million from the sale of shares of our common stock in our January 2015 follow-on offering and our at-the-market equity offering program, offset in part by approximately $417,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees. The cash used in financing activities in the 2014 Period reflects approximately $757,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees.

In December 2013, we established an at-the-market equity offering program pursuant to which we are able to offer and sell up to $35.0 million of our common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. In November 2014, we commenced sales under this program.  Through December 31, 2014, we sold 1,346,676 shares under this program for net proceeds of approximately $11.6 million (after deducting commissions and other offering expenses) and we sold an additional 28,800 and 1,189,479 shares in the three and nine months ended September 30, 2015, respectively, for net proceeds of approximately $199,000 and $10.9 million (after deducting commissions and other offering expenses).  Of the cumulative net proceeds through September 30, 2015, $9.6 million was received in 2014 and $12.9 million was received in 2015.

In January 2015, we completed a follow-on offering in which we sold 8,337,500 shares of our common stock to the public at a price of $6.50 per share, including 1,087,500 shares issued pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from this offering were $50.9 million, after deducting underwriting discounts and commissions.

Reduction in force.  On October 7, 2015, we announced a reduction of workforce by approximately 50% to 20 full time employees. All affected employees will receive severance pay and outplacement assistance. As a result of the reduction in force and associated costs, we estimate annual savings of approximately $5.1 million in cash operating expenses on a going forward basis, with estimated one-time severance and related costs of $1.1 million.  Approximately $950,000 is expected to be paid over the fourth quarter of 2015 and the first quarter of 2016, with the remainder to be paid later in 2016.

Funding requirements

We currently have three product candidates currently in clinical trials. We expect our expenses to increase in connection with these and future programs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses and operating losses will increase substantially if and as we:

•             continue our ongoing clinical trials with VS-6063, VS-5584 and VS-4718;

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

We expect our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements at least through the first half of 2017. We have based this estimate on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•                  the rate and size of enrollment, results and cost of completing our ongoing clinical trials;

•                  the scope, progress and results of our ongoing and potential future clinical trials;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and investments of $120.5 million as of September 30, 2015, consisting of cash, U.S. Treasury money market funds, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest-bearing. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than our functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2015, $2.6 million of our total liabilities were denominated in currencies other than our functional currency. At this time, an immediate 10% change in currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as supplemented or updated by the risk factors described below.  The updates to our risk factors below under the heading “Risks Related to the Discovery, Development and Commercialization of our Product Candidates” update the corresponding risk factor contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  The updates to our risk factors below under the heading “Risks Related to Employee Matters and Managing Growth” is a new risk factor related to our organizational restructuring.

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

Preclinical studies and any positive preliminary and interim data from our clinical trials of our product candidates may not necessarily be predictive of the results of ongoing or later clinical trials. Even if we are able to complete our planned clinical trials of our product candidates according to our current development timeline, the positive results from clinical trials of our product candidates may not be replicated in subsequent clinical trial results. Also, later -stage clinical trials could differ in significant ways from earlier stage clinical trials, which could cause the outcome of the later-stage trials to differ from our earlier stage clinical trials. For example, these differences may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development.  For example, on September 28, 2015, we stopped enrollment in our Phase 2 registration-directed, double-blind, placebo-controlled study of VS-6063 for patients with mesothelioma (COMMAND) for futility after a Data Safety Monitoring Board (DSMB) review of a pre-planned interim analysis demonstrated that there was not a sufficient level of efficacy to warrant continuation of COMMAND.  We cannot be certain that we will not face similar setbacks in our ongoing clinical studies of VS-6063 in mesothelioma and in other indications as well as our clinical studies of our other product candidates. We have not completed any late-stage clinical trials for our product candidates yet, and if we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

A failure of one or more clinical trials could indicate a higher likelihood that subsequent clinical trials of the same product candidate in the same or other indications or subsequent clinical trials of other related product candidates will be unsuccessful for the same reasons as the unsuccessful clinical trials.  For example, on September 28, 2015, we stopped enrollment in COMMAND for futility after a DSMB review of a pre-planned interim analysis demonstrated that there was not a sufficient level of efficacy to warrant continuation of COMMAND. The audit of the data from COMMAND may provide additional information about VS-6063 and our other product candidates that could indicate a lower likelihood of demonstrating efficacy for VS-6063 in our ongoing clinical studies in mesothelioma and other indications as well as our clinical studies of our other product candidates

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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

We are currently conducting clinical studies of our product candidates. The FDA and foreign regulatory authorities may determine that the results from our ongoing trials do not support regulatory approval and may require us to conduct an additional clinical trial or trials. If these agencies take such a position, the costs of development of our product candidates could increase materially and its potential market introduction could be delayed. The regulatory agencies could also require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider an NDA application. Our product development costs will also increase if we experience delays in clinical testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

On September 28, 2015, we stopped enrollment in COMMAND for futility after a DSMB review of a pre-planned interim analysis demonstrated that there was not a sufficient level of efficacy to warrant continuation of COMMAND.  VS-6063 is currently in a Phase 2 study in patients with non-small cell lung cancer, a Phase 2 trial preceding surgery in mesothelioma, a Phase 1b trial in combination with weekly paclitaxel for patients with ovarian cancer, and a combination trial of VS-6063 and VS-5584 in patients with relapsed mesothelioma.  Given the futility of COMMAND, our ongoing clinical studies of VS-6063 in mesothelioma and other indications may not be successful.  Additionally, the futility of COMMAND could indicate that targeting CSCs is not sufficient for a positive clinical outcome or that the mechanism used by VS-6063 and our other product candidates is not an effective mechanism to target CSCs and our ongoing clinical studies of VS-6063 and our other product candidates may not be successful.

RISKS RELATED TO EMPLOYEE MATTERS AND MANAGING GROWTH

We may experience difficulties in managing restructurings.

In October 2015, we undertook an organizational restructuring that reduced our workforce by approximately 50%. Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources. Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may also incur liabilities from early termination or assignment of contracts, potential litigation or other effects from such restructuring. Such effects from our restructuring program could have a material adverse affect on our ability to execute on our business plan. There can be no assurance that we will be successful in implementing our restructuring program.

Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

There have been no additional material changes from the factors disclosed in our 2014 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On November 9, 2015, Verastem, Inc. announced its financial results for the quarter ended September 30, 2015 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

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

VERASTEM, INC.
Date: November 9, 2015	By:	/s/ ROBERT FORRESTER

Robert Forrester
President and Chief Executive Officer
(Principal executive officer)
Date: November 9, 2015	By:	/s/ JOHN B. GREEN

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Press Release issued by Verastem, Inc. on October 30, 2015 (furnished herewith).
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

†                                         Filed herewith.