Form 10-K
period 2015-12-31
Verastem, Inc.
filed 2016-03-03
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Registrant’s telephone number, including area code: (781) 292-4200

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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was $258,961,368.

The number of shares outstanding of the registrant’s common stock as of February 22, 2016 was 36,992,418.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement to be delivered to stockholders in connection with the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Annual Report on Form 10‑K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. Such statements relate to, among other things, the development of our product candidates, including VS-6063, VS-4718 and VS-5584, and our FAK, PI3K/mTOR, and diagnostics programs generally, the timeline for clinical development and regulatory approval of our product candidates, the expected timing for the reporting of data from on-going trials, the structure of our planned or pending clinical trials, additional planned studies, our rights to develop or commercialize our product candidates and our ability to finance contemplated development activities and fund operations for a specified period. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I

Item 1.  Business

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing drugs to improve outcomes for patients with cancer.  Our product candidates utilize a multi-faceted approach to treat cancer by reducing cancer stem cells, enhancing anti-tumor immunity, and modulating the local tumor microenvironment. Our most advanced product candidates are VS‑6063, VS‑4718, and VS‑5584. We are currently evaluating these compounds in both preclinical and clinical studies as potential therapies for certain cancers, including lung, ovarian, lymphoma, and pancreatic. We believe that these compounds may be especially beneficial as therapeutics when used in combination with immuno-oncology agents, as well as other current and emerging standard of care treatments in aggressive cancers that have a poorer prognosis and lower overall survival rates when compared to other types of cancer.

Our most advanced programs target the Focal Adhesion Kinase (FAK), and the PI3K/mTOR signaling pathways. FAK is a non-receptor tyrosine kinase encoded by the PTK-2 gene that is involved in cellular adhesion and, in cancer, metastatic capability. VS-6063, which has been assigned the United States Adopted Name defactinib, and VS-4718 are orally available compounds designed to target cancers through the potent inhibition of FAK. The PI3K/mTOR signaling pathway plays a central role in cancer proliferation and survival. VS-5584 is an orally available compound that has demonstrated in preclinical studies potent and highly selective activity against class 1 PI3K enzymes (pan PI3K inhibition) and dual inhibitory actions against mTORC1 and mTORC2.

VS-6063 is currently being evaluated in a Phase 1 study in combination with Merck & Co.’s (Merck) PD-1 inhibitor pembrolizumab and gemcitabine in patients with advanced pancreatic cancer, a Phase 1/1b trial in combination with weekly paclitaxel for patients with ovarian cancer, a Phase 2 study in patients with non‑small cell lung cancer, a Phase 2 trial preceding surgery in mesothelioma, a combination trial of VS‑6063 and VS‑5584 in patients with relapsed mesothelioma, and a Phase 1/1b clinical collaboration with Pfizer Inc. (Pfizer) and Merck KGaA to evaluate VS-6063 in combination with avelumab, an anti-PD-L1 antibody, in patients with ovarian cancer. VS-6063 has received orphan drug designation for use in mesothelioma and ovarian cancer in the United States, the European Union, and Australia. In addition to VS‑6063, both our FAK inhibitor VS‑4718 and our dual mTORC1/2 and PI3K inhibitor VS‑5584 are in Phase 1 clinical trials in patients with advanced cancers either as single agents or in combination with other anti-cancer treatments.

We believe that the key reasons for the ultimate failure of many current cancer therapies to achieve a durable clinical response are the presence of cancer stem cells (CSCs) within tumors, a limited or absent immune response, and dense stroma encapsulating tumors. Preclinical research has shown that our FAK inhibitors effectively reduce CSCs thereby improving the duration of response, enhance the immune response by decreasing immune-suppressive cells and increasing cytotoxic T cells, and reduce stromal density which allows both drug and tumor-killing immune cells to enter the tumor.

THE PROBLEM

Cancer is a group of diseases characterized by uncontrolled growth and spread of abnormal cells. The American Cancer Society estimated that in the United States in 2014, approximately 1.7 million new cases of cancer would be diagnosed and nearly 600,000 people would die from the disease. Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormonal therapy, immunotherapy, and targeted therapy.  IMS Health estimates that in the United States in 2014, approximately $37.5 billion was spent on drugs to treat cancer, representing the largest class of drug spending in the United States. The cancer death rate in the United States has only decreased modestly since the early 1990s. Despite years of intensive research and clinical use, current treatments often fail to cure cancer. Cancer remains one of the world’s most serious health problems and is the second most common cause of death in the United States after heart disease. The following table sets forth the U.S. annual incidence, based on 2015 estimates from the National Cancer Institute (NCI), and the prevalence, or the number of people in the United States who have been previously diagnosed with cancer, based on 2012 estimates from the NCI, for select cancers.

	U.S. annual
Cancer type	incidence	U.S. prevalence
Lung and bronchus	221,200	408,808
Pancreatic	48,960	45,702
Ovarian	21,290	192,446

For tumors that have not yet metastasized and remain localized to the site of original tumor formation, current treatments for cancer can be effective in initially reducing tumor burden. However, for many forms of cancer, current treatments lack sufficient efficacy to achieve a durable clinical response. Following initial treatment, the tumor may recur at the same site or metastasize and spread to other sites in the body. The vast majority of patients who succumb to cancer are killed by tumors that have metastasized. This is illustrated by the information in the following table, which shows, according to the NCI’s SEER Cancer Statistics Review, 2005-2011, the reduction in five‑year survival rate for ovarian cancer patients based on the stage of the disease at the time at which the disease is diagnosed. The percentage of patients diagnosed at each stage of disease, referred to as stage distribution, is included below for comparative purposes.

		Five-year
	Stage	relative
Ovarian cancer stage at diagnosis	distribution(1)	survival rate
Localized (confined to primary site)	15%	92.1%
Regional (spread to regional lymph nodes)	19%	73.2%
Distant (cancer has metastasized)	60%	28.3%

(1)	6% of ovarian cancer cases were designated as unknown stage.

With the application of new technologies and key discoveries, we believe that we are now entering an era of cancer research characterized by a more sophisticated understanding of the biology of cancer. We believe that the discovery of CSCs and the role that they play in cancer development, along with the rapidly advancing field of immunotherapy, or using the body’s immune system to fight cancer, are important new insights that present the opportunity to develop more effective cancer treatments.

Cancer stem cells

CSCs, which are also sometimes referred to as tumor‑initiating cells, have been identified in many types of cancer, including lung, ovarian, pancreatic, colon and leukemic cancers. Following many cancer treatments, the tumor can remain with a high percentage of CSCs and become more aggressive and resistant to further treatment. In addition, patients who relapse often develop metastatic disease in which the cancer spreads to other sites in the body. Tumor metastases to critical organs are the cause of more than 90% of cancer deaths. We believe that it is the drug resistance and ability of CSCs to spread to other sites in the body that may be the root causes of many cancer treatments failing. Accordingly, our mission is to develop treatments that can contribute to the elimination of all the cells comprising a tumor and, thus, create a durable clinical response.

We believe that CSCs are responsible for the initiation, metastasis, and recurrence of many cancers. CSCs have the ability to:

•	move freely and proliferate without attachment to other cells or surfaces;
•	initiate a tumor;
•	self‑renew;
•	produce other cancer cell types; and
•	resist many current cancer treatments.

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

FIGURE 1

The need to target CSCs may apply across the treatment of a broad range of cancers. CSCs have been isolated and characterized from many types of cancer, including lung, ovarian, pancreatic, colon and leukemic cancers. The CSCs isolated from each of these tumor types have been found to confer greater tumor‑forming capability when transplanted into mice than other types of cancer cells from the same tumor.

Several specific signaling pathways have been implicated in CSC biology. FAK is a central signaling node in the development of CSCs and critical for the establishment of metastases. In 2012, research conducted at the Whitehead Institute for Biomedical Research in the laboratory of our scientific co-founder Dr. Robert Weinberg and published in Cancer Discovery elucidated the role of FAK in breast cancer disease progression. This work found that increased FAK activity leads to increases in the metastatic capability of cancer cells following the process of epithelial to mesenchymal transition, an underlying mechanism in CSC development. Similarly, the role of PI3K/mTOR signaling has also been linked to disease progression and the survival of CSCs in multiple types of solid tumors and leukemia.

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

Limited Immune Response

Although the adaptive immune system is designed to target foreign tissue or pathogens, cancer evades immune attack through several important mechanisms. Immune checkpoints, including PD-1 and CTLA-4 signaling, are mechanisms in nature that function to limit an immune response and inhibition of immune checkpoints has been found to be extremely promising targets to reactivate anti-cancer immune attack for some patients.  However, the immune balance in the tumor microenvironment is critical to enable cytotoxic T cells to effectively attack and eliminate tumors.  This process is often limited by insufficient cytotoxic T cells in the tumor, coupled with abundance of immunosuppressive cell populations in the tumor microenvironment.  Therefore, agents that can increase cytotoxic T cells and decrease immunosuppressive T cells in tumors have been sought after to increase the proportion of responding cancer patients and the duration of response to immunotherapy.

Stromal Density

In addition to the balance of immune cells in the tumor microenvironment, another important mechanism which tumors use to evade immune attack and attack by chemotherapy is stromal density.  Stromal density, which may be typified by pancreatic cancer, refers to a dense buildup of fibroblasts and extracellular matrix proteins in tumors.  This stromal density imposes a physical barrier to the entry of cytotoxic T cells and chemotherapeutic drugs into the tumor microenvironment.  Consequently, agents that can decrease stromal density have been sought after to enable immune and cytotoxic anti-cancer therapies.

OUR SOLUTION

We believe that by utilizing a multi-faceted approach to the treatment of cancer we can develop better therapeutics to treat patients. To achieve a more durable clinical response, we believe that it may be necessary to focus on combination regimens with our CSC-targeted product candidates and immuno-oncology agents, and/or other current and emerging standard of care treatments.

OUR STRATEGY

Our product candidates seek to utilize a multi-faceted approach to treat cancer by reducing cancer stem cells, enhancing anti-tumor immunity, and modulating the local tumor microenvironment. Our goal is to build a leading biopharmaceutical company focused on the discovery, development and, ultimately, commercialization of novel drugs that use a multi-faceted approach to improving outcomes for patients with cancer. Key elements of our strategy to achieve this goal are:

•

Advance our product candidates through clinical development. We have ongoing clinical trials of VS‑6063 both as a single agent and in combination with other agents and are conducting additional clinical trials with VS‑4718 and VS‑5584. We expect to initiate further clinical trials over the next several years.

o	Execute on the recently announced Phase 1/1b clinical collaboration with Pfizer and Merck KGaA to evaluate VS-6063 in combination with avelumab (an immunotherapy) in patients with ovarian cancer.
o

Support the recently initiated Phase 1 dose-escalation study at Washington University in St. Louis which is evaluating FAK inhibitor VS-6063 in combination with Merck’s PD-1 inhibitor pembrolizumab (an immunotherapy) and gemcitabine (a chemotherapy) in patients with advanced pancreatic cancer.

•

Expand the indications in which our product candidates may be used. In parallel to the non-small cell lung, ovarian, pancreatic and mesothelioma trials that we are currently conducting, we plan to pursue additional disease indications.

•

Collaborate selectively to augment and accelerate translational research, development and commercialization. We may seek third‑party collaborators for the development and eventual commercialization of our product candidates. In particular, we may enter into third‑party arrangements for target oncology indications in which our potential collaborator has particular expertise or for which we need access to additional research, development, or commercialization resources.

•

Consider acquiring or in‑licensing rights to additional agents. We may pursue the acquisition or in‑license from third parties of rights to additional agents that may supplement our internal programs and allow us to initiate clinical development of a diverse pipeline of agents more quickly.

•

Build and maintain scientific leadership in the areas of immuno-oncology and CSCs. We plan to continue to conduct research in both the immuno-oncology and CSC fields to further our understanding of the underlying biology of enhancing the body’s immune response to tumors as well as cancer progression and metastasis. We also plan to continue fostering relationships with top scientific advisors, researchers and physicians. We believe that exceptional advisors, employees and management are critical to leadership in the immuno-oncology and CSC fields.

OUR PRODUCT CANDIDATES

Overview

We are focused on the discovery and development of small molecules for optimized efficacy and safety primarily as orally available drug candidates.

We have three product candidates currently in clinical trials including the FAK inhibitors VS‑6063 and VS‑4718, and the pan PI3K and dual mTORC1/2 inhibitor VS‑5584. We are running clinical trials in cancers where there are limited treatment options, including lung, ovarian, lymphoma, pancreatic, and other advanced cancers.

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

Agents that can modulate the tumor microenvironment to increase cytotoxic T cells and decrease immunosuppressive T cells in tumors have been sought after to increase the proportion of responding cancer patients and the duration of response to immunotherapy. Accordingly, to enhance therapeutic benefit, we are using our product candidates in combination with immuno-oncology agents, as well as other current and emerging standard of care treatments in an effort to target CSCs and stimulate the body’s immune system against cancer cells. This approach is being utilized in the ongoing Phase 1 trial evaluating VS-6063 in combination with Merck’s PD-1 inhibitor pembrolizumab and gemcitabine in patients with advanced pancreatic cancer and will also be tested in the recently announced Phase 1/1b clinical trial evaluating VS-6063 in combination with Pfizer and Merck KGaA’s avelumab in patients with ovarian cancer.

We are developing our product candidates for the treatment of multiple cancer types, including non-small cell lung, ovarian, lymphoma, and pancreatic cancer, and expect in the future to initiate clinical trials in other cancers.

PANCREATIC CANCER

Overview

Pancreatic cancer begins in the tissues of the pancreas — an organ in the abdomen that lies horizontally behind the lower part of the stomach. The pancreas secretes enzymes that aid digestion and hormones that help regulate the metabolism of sugars. Patients present initially with vague symptoms that could be easily be mistaken for other common abdominal conditions and diseases. It is the 12th most common cancer diagnosed in the United States and the disease represents the 4th leading cause of cancer related death in the country.

Prognosis

Pancreatic cancer often has a poor prognosis, even when diagnosed early. Pancreatic cancer typically spreads rapidly and is seldom detected in its early stages, which is a major reason why it is a leading cause of cancer death. Signs and symptoms may not appear until pancreatic cancer is quite advanced and complete surgical removal is not possible. An estimated 48,960 Americans will be diagnosed with pancreatic cancer in 2015 and over 40,560 will die from the disease. Pancreatic cancer is one of the few cancers where survival has not improved significantly during the past 40 years. Pancreatic cancer has a very high mortality rate with 92.8% dying within five years of their initial diagnosis and an average life expectancy of 3-6 months if the patient presents with metastatic disease. The median age for diagnosis is 71 with the disease affecting males slightly more than females.

Current Treatment

Treatment options for pancreatic cancer are limited with surgical resection of the tumor possible in less than 20% of patients. Chemotherapy or chemotherapy plus radiation is offered to patients whose tumors are unable to be removed surgically. Immuno-oncology agents have not demonstrated a significant improvement in treatment outcome for patients with pancreatic cancer. The limited impact of chemotherapies and immuno-therapies to improve the outcome may be due to the dense stroma that is prevalent in pancreatic tumors and the presence of CSCs in the tumor.

OVARIAN CANCER

Overview

Ovarian cancer forms in tissues of the ovary, one of a pair of female reproductive glands in which the ova, or eggs, are formed. Most ovarian cancers are either ovarian epithelial carcinoma, cancer that begins in the cells on the surface of the ovary, or malignant germ cell tumors that begin in egg cells. According to the NCI, epithelial carcinoma of the ovary is one of the most common gynecologic malignancies and the fifth most frequent cause of cancer death in women, with 50% of all cases occurring in women older than 65 years.

The NCI estimated that in January 2009 there were approximately 182,000 women in the United States with a history of ovarian cancer and in 2015 approximately 22,000 new cases of ovarian cancer would be diagnosed and approximately 14,000 women would die from the disease.

Prognosis

For patients with ovarian cancer, the most important prognostic factor is stage of the disease. Unfortunately, most patients with ovarian cancer have widespread disease at diagnosis. This may be partly explained by relatively early spread to the rest of the abdominal cavity. General symptoms such as abdominal pain and swelling, gastrointestinal symptoms, and pelvic pain often go unrecognized, leading to delays in diagnosis. This is illustrated by the information in the following table, which shows, according to the NCI’s SEER Cancer Statistics Review, 2005‑2011, the reduction in five‑year survival rate for ovarian cancer patients based on the stage of the disease at the time at which the disease is diagnosed. The percentage of patients diagnosed at each stage of disease, referred to as stage distribution, is included below for comparative purposes.

		5-year
	Stage	Relative
Stage at Diagnosis	Distribution	Survival
Localized (confined to primary site)	15%	92.1%
Regional (spread to regional lymph nodes)	19%	73.2%
Distant (cancer has metastasized)	60%	28.3%
Unknown (unstaged)	6%	22.9%

Current Treatment

Most patients are treated with a combination of surgery, chemotherapy, targeted therapy and radiation therapy. Surgery is often comprehensive to remove as much of the tumor as possible and may include removal of the ovaries or a total hysterectomy where the uterus is also removed.

Unfortunately, available therapies are rarely curative in the treatment of ovarian cancer and many tumors become resistant to platinum‑based chemotherapy, which is the primary treatment regimen. Further therapy with conventional chemotherapy is generally palliative, not curative, as the tumor is able to metastasize and spread to other sites in the body. A report by McNeish et al., at the 2013 American Society of Clinical Oncology reported that the use of paclitaxel in patients that had previously failed platinum‑based chemotherapy resulted in less than 1% of patients achieving a complete response and an overall response rate of approximately 12% as defined by Response Evaluation Criteria In Solid Tumors (RECIST) guidelines. The presence of CSCs may contribute to this resistance and eventual disease progression.

NON‑SMALL CELL LUNG CANCER

Overview

According to the NCI, the most common types of non‑small cell lung cancer (NSCLC) are squamous cell carcinoma, large cell carcinoma, and adenocarcinoma. Although NSCLCs are associated with cigarette smoke, adenocarcinomas may be found in patients who have never smoked. As a class, NSCLCs are relatively insensitive to chemotherapy and radiation therapy compared with small cell lung cancer (SCLC). The NCI estimates that in 2015 there were 221,200 new cases of lung cancer (both NSCLC and SCLC) in the United States and 158,040 deaths. Lung cancer is the leading cause of cancer‑related mortality in the United States. The 5‑year relative survival rate from 2005 to 2011 for patients with lung cancer was 17.4%.

Current Treatment

Patients with resectable disease may be cured by surgery or surgery followed by chemotherapy. Local control can be achieved with radiation therapy in a large number of patients with unresectable disease, but cure is seen only in a small number of patients. Patients with locally advanced unresectable disease may achieve long‑term survival with radiation therapy combined with chemotherapy. Patients with advanced metastatic disease may achieve improved survival and palliation of symptoms with chemotherapy, targeted agents, and other supportive measures. The disease becomes resistant to therapy and returns in the vast majority of patients. The presence of CSCs may contribute to this resistance and eventual disease progression.

FAK Inhibition Program

Overview

Our product candidates that inhibit FAK utilize a multi-faceted approach to treat cancer by reducing cancer stem cells, enhancing anti-tumor immunity, and modulating the local tumor microenvironment. These effects of FAK inhibition make our two inhibitors, VS-6063 and VS-4718, good candidates for combination therapy with immuno-oncology agents and other anti-cancer compounds. FAK expression is greater in many tumor types compared to normal tissue, particularly in cancers that have a high invasive and metastatic capability. The contact between cancer cells and connective tissue stimulates FAK signaling. However, CSCs acquire the ability to survive in the absence of contact with connective tissue. We believe that FAK signaling in CSCs may be maintained through alternative mechanisms, thus providing CSCs the ability to survive in the absence of cell contact. Accordingly, we believe that FAK signaling may be a central component of CSC biology that allows CSCs to survive after exiting from a tumor mass and enable metastatic growth at other sites in the body.

In 2012, our scientific co‑founder Dr. Robert Weinberg reported in Cancer Discovery that FAK is a critical regulator of CSCs and inhibition of this signaling pathway prevented disease progression and initiation of new metastatic lesions. An additional study by Dr. Weinberg reported in the Proceedings of the National Academy of Sciences (PNAS) in 2009, demonstrated that in a mouse model of breast cancer FAK signaling was required to enable lung metastasis. Non‑CSCs, which lack the ability to increase their FAK signaling activity through alternative mechanisms, remained non‑metastatic in this model and did not survive dissemination to the lungs. Researchers at McGill University reported in PNAS that in a genetically modified mouse model the specific deletion of FAK from the mammary cells prevented primary tumor formation and metastasis. Similarly, researchers at the University of Michigan demonstrated that specific deletion of FAK from mammary tumors prevented tumor initiating capacity in recipient mice.

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

FIGURE 2

In September 2015, researchers from the University of Edinburgh published a study in the journal Cell that highlights the potential of FAK inhibition to enable the body’s immune system to fight cancer. The paper discussed results from preclinical research showing that FAK enables cancer cells to evade attack by the immune system. This research showed that genetic knock down of FAK or oral dosing of mice with the FAK inhibitor VS-4718 increases cytotoxic T cells in skin cancer tumors while decreasing immunosuppressive cells called T regulatory cells. This work has since been expanded into pancreatic cancer and colorectal cancer models in which VS-4718 similarly extends survival of tumor-bearing mice through increasing cytotoxic T cells in the tumor and decreasing T regulatory cells.  Additionally, VS-4718 was found to decrease other key immunosuppressive cell populations in tumors, known as myeloid-derived suppressor cells and M2 tumor-associated macrophages. Coincident with this immuno-modulation, VS-4718 was shown to substantially increase survival of mice when combined with an anti-PD-1 immune checkpoint antibody.  These results have indicated the potential promise of FAK inhibitors in combination with immune checkpoint inhibitors in the clinic.

FIGURE 3

In October 2015, preclinical data were presented (DeNardo, et al) demonstrating that FAK inhibition reduces stromal density and increases T cell entry into tumors.  In this study, it was discovered that treating mice bearing pancreatic cancer tumors with VS-4718 reduces stromal density.  This was measured as a decrease in the number and proliferation of tumor-associated fibroblasts, together with a decrease in collagen and other extracellular matrix proteins in the tumors.  Dr. DeNardo went on to show that this reduction in stromal density by VS-4718 augments the effectiveness of the chemotherapeutic agent gemcitabine, and also allowed cytotoxic T cells to enter the tumors to induce more durable survival of tumor-bearing mice. These data provide strong rationale for the clinical evaluation of FAK inhibitors, including VS-4718 and VS-6063, in combination with a PD-1 or PD-L1 antibody in patients with pancreatic and other cancers. These data were presented at the 2015 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics and Society for Immunotherapy of Cancer (SITC) scientific conferences.  Based on this research, we have initiated a Phase 1 clinical trial to assess the combination of VS-4718 with gemcitabine/abraxane treatment in patients with pancreatic cancer.

FIGURE 4

VS‑6063

Overview

VS‑6063, or defactinib, is an orally‑available small molecule kinase inhibitor designed to inhibit FAK signaling. We are currently evaluating VS‑6063 as a potential therapy for pancreatic cancer, ovarian cancer, NSCLC, and other solid tumors. Clinical trials of VS‑6063 in patients with cancer currently include a Phase 1 study in combination with Merck’s PD-1 inhibitor pembrolizumab and gemcitabine in patients with pancreatic cancer, a Phase 1/1b clinical trial of VS‑6063 in combination with paclitaxel for patients with ovarian cancer, a Phase 2 study of VS‑6063 in patients with NSCLC, a Phase 2 trial preceding surgery in mesothelioma, a combination trial of VS-6063 and VS-5584 in patients with relapsed mesothelioma, and a Phase 1/1b  clinical collaboration with Pfizer and Merck KGaA to evaluate VS-6063 in combination with avelumab in patients with ovarian cancer. We have received orphan drug designation for VS‑6063 in ovarian cancer and mesothelioma in the United States, the European Union, and Australia.

Development status of VS‑6063

Phase 1 study in combination with immunotherapy in pancreatic cancer.  VS‑6063 is in a dose escalation study in combination with Merck’s PD-1 inhibitor pembrolizumab and gemcitabine in patients with advanced pancreatic cancer. This Phase 1 clinical trial is anticipated to enroll approximately 50 patients and is being conducted at the Washington University School of Medicine’s Division of Oncology under the direction of Andrea Wang-Gillam, M.D., Ph.D., Clinical Director of the Gastrointestinal Oncology Program. This trial is primarily designed to evaluate the safety of the combination regimen and may also provide a greater understanding of how FAK inhibition in combination with immunotherapies could improve outcomes for patients with pancreatic cancer. We expect a data readout from this trial to occur in 2017.  This is the first of several combination clinical trials we expect will be initiated during 2016.

This clinical study is supported by a growing body of preclinical research suggesting that FAK inhibition, when combined with PD-1 inhibitors, increases the anti-tumor activity of these immunotherapeutic agents. As published in the journal Cell (24 Sept 2015), FAK inhibition has been shown to increase cytotoxic (CD8+) T cells in tumors, decrease T cell exhaustion, decrease immunosuppressive cell populations, enhance T cell killing of tumor cells, and create a generally more favorable tumor microenvironment, which should allow for enhanced efficacy of immuno-oncology therapeutics.

Pancreatic cancer, along with other tumors such as glioblastoma and prostate cancer, are tumor types in which immunotherapeutics have achieved limited clinical benefit, possibly due to the dense desmoplastic stroma and the abundance of immunosuppressive cells. Preclinical research has demonstrated that high stromal density prevents anti-cancer agents and T cells from entering pancreatic tumors thereby limiting efficacy. In preclinical research conducted by us and others, FAK inhibition was shown to reduce stromal density and allow cytotoxic T cells to better penetrate the tumor and kill the cancer cells. Collectively, these data provide strong rationale for combining our FAK inhibitors with checkpoint inhibitors in the clinic for pancreatic cancer.

Phase 1/1b study with Pfizer and Merck KGaA in combination with immunotherapy in ovarian cancer. In March 2016, we announced a new clinical collaboration with Pfizer and Merck KGaA to evaluate VS-6063 in combination with avelumab in patients with ovarian cancer.  Avelumab is a human programmed death ligand 1 (PD-L1), blocking antibody that binds to the PD-L1 ligand expressed on tumor cells. Preclinical research has suggested that the combination of these two agents holds potential to improve the clinical response in patients with cancer.

Phase 1/1b clinical trial of VS‑6063 in combination with paclitaxel in patients with ovarian cancers.  Ovarian cancer rapidly develops resistance to chemotherapy. Following development of resistance to front‑line platinum therapy, there is not an approved standard of care although treatment with the chemotherapeutic paclitaxel is often used. A clinical trial to evaluate the safety and efficacy of VS‑6063 administered in combination with paclitaxel in patients with advanced ovarian cancer has demonstrated that the combination is generally well tolerated and the  study is currently in long term follow up.

This clinical study is comprised of two parts. Part 1 is a dose-escalation of oral VS‑6063 twice daily in addition to the standard dose of weekly paclitaxel. The purpose of part 1 was to assess the safety, evaluate pharmacokinetic parameters and determine the recommended Phase 2 dose in combination with paclitaxel. Part 2 includes patients treated with the recommended Phase 2 dose of VS‑6063 in combination with paclitaxel. The purpose of part 2 is to evaluate the pharmacodynamic effect, the biochemical and physiological effect of VS‑6063 through measurement of biomarkers from tumor biopsies pre‑ and post‑treatment and assess the anti‑cancer activity of VS‑6063 when administered in combination with paclitaxel according to RECIST guidelines.

We believe this approach will allow us to treat both the non‑CSCs and CSCs simultaneously by the combination of chemotherapy (e.g., paclitaxel) and a CSC‑targeted agent (VS‑6063) to hopefully enable a more durable clinical response.

The addition of VS‑6063, at either the 200mg/BID or 400mg/BID dose level, to the standard dose of weekly paclitaxel, which is 80mg/m2,   was generally well tolerated with no worsening of the well‑known side effects of paclitaxel. 400mg/BID is the recommended Phase 2 dose of VS‑6063 both as a single agent and in combination with weekly paclitaxel. As of February 23, 2015, 20 serious adverse events (SAEs), were observed in 10 patients (45.5%). All but one SAE (Grade 3 dehydration, deemed possibly related) were deemed to be not related or unlikely.

As of February 23, 2015, this study has demonstrated that VS-6063 can be safely combined with paclitaxel in ovarian cancer.  41% of patients have achieved a best overall response of at least stable disease of greater than or equal to 6 months as per RECIST guidelines in this ongoing study. Biomarker data on biopsies obtained pre‑ and post‑treatment with VS‑6063 (400mg BID) as a single agent for 10 days shows reductions in FAK activity and decreases in cancer stem cells. In addition, of the twenty‑two patients treated with the combination of VS‑6063 and paclitaxel, three partial responses and two complete responses have been reported as of and four patients remain on study as of December 21, 2015.

FIGURE 5

Phase 2 study of VS‑6063 in patients with NSCLC.  We are conducting a multi‑center study of single-agent VS‑6063 in patients with recurrent NSCLC following previous chemotherapy.

The Phase 2 study is designed to assess the effect of VS‑6063 on progression free survival, overall response rate, and overall survival. Fifty-three patients were enrolled at 9 sites in the US. Forty-seven patients were evaluable. The median number of prior lines of therapy was 3 (range 1-8).  The results of this clinical trial, which were reported at the 2015 World Conference on Lung Cancer, demonstrated that 16 of 44 evaluable patients (36%) met the 12 week progression free survival (PFS) endpoint, with one patient achieving a partial response. Median PFS was 11.7 weeks with 6 patients on study for greater than 6 months. Single-agent VS-6063 was generally well tolerated and demonstrated promising clinical activity in patients with refractory, advanced KRAS-mutated NSCLC. Adverse events considered at least possibly related to defactinib were experienced by 41 patients (75%) and the majority of these were grade 1 or 2.  Thirteen patients (24%) experienced at least possibly related grade 3-5 events. Underlying disease was a confounding factor.  The most commonly reported treatment emergent adverse events of any grade were fatigue (28%) and nausea  (36%).

FIGURE 6

Single-agent VS-6063 achieved comparable activity to docetaxel and other investigational monotherapies, despite greater median prior lines of therapy. One patient remains on study as of December 21, 2015. These data support further development of VS-6063, particularly in combination with an immunotherapy.

Phase 2 trial preceding surgery in mesothelioma (Window of Opportunity).  VS‑6063 is currently in an open‑label neoadjuvant study in subjects with malignant pleural mesothelioma who are eligible for surgery. Neoadjuvant refers to the administration of VS‑6063 prior to surgery to remove the mesothelioma tumor. The purpose of this study is to assess biomarker responses from tumor tissue. Patients are administered VS-6063 for 12 to 35 days. The safety, pharmacokinetics, and tumor response rate to VS‑6063 are also being assessed.

In October 2014, results from part one were presented at the International Mesothelioma Interest Group (iMig) meeting. Based upon biopsy results, treatment with VS‑6063 for 12 days reduced FAK activity by an average of 70% in evaluable post-treatment biopsies and decreases in a marker of cancer stem cells were observed in five of seven evaluable biopsies. In addition, the results of the pre‑ and post‑treatment PET/CT scans, as measured by RECIST modified for mesothelioma, indicated that no disease progression was observed and that reductions in tumor size consistent with a partial response were observed in two patients. A waterfall plot of the tumor size measurements is presented in Figure 7.  VS-6063 was well tolerated with no apparent negative impact on surgical outcome. Part two of the study, where the treatment period is increased from 12 to 35 days, is currently ongoing.  We expect to report preliminary data on this extended treatment cohort in the first half of 2016.

FIGURE 7

Phase 1 clinical trial in advanced solid tumors.  VS‑6063 demonstrated a good safety profile and initial signs of clinical activity in a Phase 1 trial in 46 patients with advanced solid tumors. Patients were selected on the basis of a confirmed diagnosis of a non‑hematologic malignancy that was unresponsive to currently available therapies or for which no standard therapy existed. VS‑6063 was administered on a twice daily (BID) schedule and dose cohorts initially included a minimum of 3 patients. Dosing was based on flat milligram increments without adjustment for body size, the starting dose being 12.5 mg BID in the initial cohort. Safety, activity and pharmacokinetics, the process by which a drug is absorbed, distributed and metabolized in the body, were measured. 16 of the 37 subjects enrolled, or 43%, at doses greater than or equal to 100 mg BID (predicted active dose) experienced stable disease as their best response to treatment. Based on safety, pharmacokinetics, and activity of VS-6063 in the Phase 1 trial, the recommended Phase 2 dose was determined to be 400 mg/BID.

FIGURE 8

Phase 1 study of VS‑6063 in Japanese patients.  In November 2014, we reported data from a Phase 1 dose escalation study of VS‑6063 as a single agent in Japanese patients. The study results showed that VS‑6063 was generally well tolerated and side effects were consistent with previously reported results from our U.S. Phase 1 trial in non-Japanese patients

The dose levels were 200, 400 or 600mg of VS‑6063 BID. No dose limiting toxicities or SAEs were observed at any dose cohort. All treatment emergent adverse events were generally mild or moderate in nature, or grade 1 or 2 as determined in accordance with commonly accepted terminology for adverse events, except for one subject in the 200mg BID cohort who exhibited a Grade 3 increase in serum bilirubin, defined as between 3 and 10 times the value of the upper limit of the normal laboratory range. No associated increase in aspartate transaminase  (AST) or alanine transaminase  (ALT) were observed in this subject.

Phase 2 study in mesothelioma (COMMAND).  On September 28, 2015, we stopped enrollment in our Phase 2 randomized, double-blind, placebo-controlled study (COMMAND) evaluating single-agent VS-6063  as switch maintenance in patients with mesothelioma who had achieved disease stability after at least 4 cycles of chemotherapy. The decision to stop enrollment for futility followed a Data Safety Monitoring Board (DSMB) review of a pre-planned interim analysis. The results of the analysis demonstrated that VS-6063 had a generally well tolerated safety profile but that there was not a sufficient level of efficacy to warrant continuation of the study.

VS‑4718

Overview

VS‑4718 is an orally‑available small molecule compound designed to inhibit FAK signaling. We are evaluating VS‑4718 as a potential therapy for multiple solid tumors.

Development status of VS‑4718

We are conducting both  a Phase 1, single-agent, dose escalation trial of VS-4718 in patients with advanced cancers and a Phase 1, dose-escalation clinical trial evaluating 28-day cycles of VS‑4718 in combination with gemcitabine (a chemotherapy) and nab-paclitaxel (Abraxane®; a chemotherapy) in patients with advanced solid tumors. We are planning to initiate an expansion cohort during 2016 evaluating the recommended Phase 2 dose in combination with gemcitabine/nab-paclitaxel chemotherapy in first line pancreatic cancer.  As of December 21, 2015, the Maximum Tolerated Dose (MTD) had not been reached in either trial.

Preclinical development

We are conducting a comprehensive program to study VS‑4718 as a potential treatment for cancers. Key results to date from preclinical studies of VS‑4718 are summarized below.

Biochemical and cellular tests.  In biochemical testing, VS‑4718 inhibited purified FAK and demonstrated in vitro selectivity against a panel of 107 different protein kinases. In addition, in various in vitro assessments of drug effects on CSCs, VS‑4718 exhibited potent activity and a preferential effect, or selectivity, for CSCs as compared to other types of cancer cells.

FAK inhibitors produce favorable changes to immune system and decrease tumor burden.  In September 2015, researchers from the University of Edinburgh published a study in the journal Cell that highlights the potential of FAK inhibition to enable the body’s immune system to fight cancer. The paper discussed results from preclinical research showing that FAK enables cancer cells to evade attack by the immune system. In this study, the researchers discovered that FAK inhibition can modulate the balance of immune cells in the tumor enabling an immune response to destroy the cancer cells. The research, which was carried out in mice with squamous cell carcinoma, showed complete T-cell mediated tumor regression when the mice were administered the FAK inhibitor VS-4718. This research is the first to demonstrate that FAK inhibition increases the presence of cytotoxic T cells in the tumor and decreases the presence of immunosuppressive T regulatory cells.  This groundbreaking research showed that FAK inhibition can induce tumor regression through a T cell-mediated mechanism and support the approach that we are pursuing by combining our FAK inhibitors with immuno-oncology agents with the goal of yielding more durable responses for patients with cancer.  We presented this data at the 2015 NCI/AACR/EORTC and SITC scientific conferences.  See figure 3 above.

FAK inhibition reduces stromal density, enabling therapies and immune cells to penetrate tumors. In October 2015, we presented preclinical data (DeNardo, et al) demonstrating that FAK inhibition reduces stromal density and increases T cell entry into the tumor.  In this study, our FAK inhibitor combined with immunotherapeutic agent inhibiting PD-1/PD-L1 signaling improved long term survival in an aggressive pancreatic cancer model. These data support the clinical evaluation of FAK inhibitors in combination with a PD-1 or PD-L1 antibody in patients with pancreatic and other cancers. We presented this data at the 2015 NCI/AACR/EORTC and SITC scientific conferences. See figure 4 above.

PI3K/mTOR Inhibition Program

Overview

The PI 3-kinase/mTOR pathway plays a central role in cancer cell proliferation and survival. Depending on the mode of pathway activation, different PI3K isoforms and mTOR complexes have been shown to play essential roles in oncogenesis and survival of CSCs. There are four Class 1 PI3K enzymes, known as alpha, beta, gamma, and delta, and two mTOR complexes known as mTORC1 and mTORC2.

Studies published in Nature in 2006 reported that genetic activation of the PI3K/mTOR pathway in adult blood cells led to generation of leukemia CSCs. In addition, multiple studies have shown that PI3K pathway activity contributes to the maintenance of CSCs in breast, lung, and prostate cancers.

VS‑5584

Overview

VS‑5584 is an orally available small molecule that potently and selectively inhibits both PI3K and mTORC1/2 signaling. A 2013 study published in Science Translational Medicine described findings that the observed resistance to PI3K‑ alpha inhibitors in breast cancer is mediated by signaling through the mTOR complex. We believe that the dual inhibition of mTORC1/2 and PI3K by VS‑5584 may provide a greater clinical benefit for patients.

Development status of VS‑5584

We are conducting a Phase 1, dose-escalation clinical trial of our dual PI3K/mTORC1/2 inhibitor, VS‑5584, in patients with advanced non-hematologic malignancies or lymphoma. The dose range of 5-75mg TIW has been evaluated and reductions in pharmacodynamic markers of PI3K and mTOR activity have been observed at many of the higher dose levels. Preliminary signs of clinical activity have been observed and disease control of at least six months has been observed in some patients. A cohort of this trial is enrolling additional patients to confirm the recommended dose for a Phase 2 trial. We are planning to initiate two expansion cohorts during 2016 to evaluate the recommended Phase 2 dose in ovarian/endometrial cancer and non-hodgkins lymphoma  (NHL) or chronic lymphocytic leukemia (CLL).

A Phase 1 clinical trial of VS‑5584 in combination with VS‑6063 for patients with relapsed mesothelioma where the anticipated recommended VS-5584 Phase 2 dose of 55mg was combined with the 400mg BID of VS-6063 is ongoing.

Preclinical development

We are conducting a comprehensive preclinical program to study VS‑5584 as a potential treatment for cancer. Detailed results from this development were published in the January 2015 edition of the journal Cancer Research. Key results of this program to date are summarized below.

Biochemical testing.  In biochemical testing, VS‑5584 was equipotent against all four human Class 1 PI3K isoforms and mTOR kinase, the enzymatic component of both mTORC1 and mTORC2 (IC50 values displayed below in nM). In general, the more potent a drug is, the lower the dose required for a therapeutic effect. An IC50 value measures the dose at which the activity of the enzyme is reduced by 50%, a commonly used measure of potency. VS‑5584 has demonstrated a selective effect for these kinases versus a panel of over 400 kinases.

FIGURE 9

In vitro killing of CSCs.  In an in vitro test, SUM159 triple negative breast cancer cells were treated with VS‑5584 or paclitaxel for 4 days, and the percentage of Aldefluor‑positive CSCs was assessed. VS‑5584 dose‑dependently decreased the percentage of CSCs, while paclitaxel increased the percentage of CSCs.

Key results from the 2015 Cancer Research Article. The study results demonstrated that VS-5584 is up to 30-fold more potent in inhibiting the proliferation and survival of CSCs compared to non-CSCs in solid tumor cell populations.  VS-5584 preferentially diminished CSC levels in multiple mouse xenograft models of human cancer.  Similarly, VS-5584 treatment ex vivo preferentially reduced CSCs in surgically resected breast and ovarian patient tumors.  In contrast, chemotherapeutics such as paclitaxel, cisplatin, and etoposide effectively targeted bulk tumor cells, but enriched CSCs.  Mechanistic investigations revealed that knock down of PI3Kα, PI3Kβ or mTOR alone was insufficient to decrease CSCs, while knock down of PI3Kα, PI3Kβ and mTOR together effectively reduced CSCs mimicking the effect of VS-5584.  Consistent with CSC ablation, VS-5584 delayed tumor regrowth following chemotherapy in mouse xenograft models of small cell lung cancer.  These data help to elucidate the mechanism of VS-5584 targeting CSCs and provide a strong rationale for the clinical development of VS-5584 in combination with chemotherapeutic agents targeting bulk tumor cells to achieve more durable clinical responses in cancer patients.

FIGURE 10

OUR MANAGEMENT TEAM AND SCIENTIFIC CO‑FOUNDERS AND ADVISORS

Our experienced management team includes our President and Chief Executive Officer, Robert Forrester, our Chief Financial Officer, John “Jack” Green, C.P.A, and our Chief Operating Officer, Daniel Paterson.

Mr. Forrester has been the chief executive officer, chief operating officer and chief financial officer of both private and public life science companies, including Forma Therapeutics, Inc., CombinatoRx, Inc. and Coley Pharmaceutical Group, Inc., which was acquired by Pfizer Inc. in 2007.

Mr. Paterson has over 25 years of experience in management roles at healthcare and biotechnology companies, including as chief executive officer, chief operating officer and chief business officer, and specific expertise in oncology drug and diagnostic product development, business development, and launch planning. Mr. Paterson was Head of Global Strategy for Specialty Market and Patient‑Level Data at IMS Health after playing a key role in the acquisition of PharMetrics by IMS Health as VP, Marketing and Corporate Development.

Mr. Green serves in a part-time capacity at Verastem.  Prior to Verastem, he was the Senior Vice President and Chief Financial Officer of GTC Biotherapeutics (formerly Genzyme Transgenics Corporation), which was spun out from Genzyme Corporation as a stand‑alone public company and then the Vice President, Finance, of On-Q-ity. Mr. Green is a Certified Public Accountant (CPA) with over 30 years of financial experience, including 20 within the biotechnology industry.

Our scientific co‑founders are recognized leaders in the field of cancer biology. Robert Weinberg, Ph.D., Founding Member of the Whitehead Institute and Professor of Biology at MIT, has played a key role in identifying the genetic basis of cancer. Dr. Weinberg discovered the first tumor oncogene, the first tumor suppressor gene, the role of a protein related to the cell surface receptor HER2 in preclinical studies and the mechanisms underlying the formation of CSCs. Eric Lander, Ph.D., Founding Director of the Broad Institute, Professor of Biology at MIT and Professor of Systems Biology at Harvard Medical School, played a central role in the Human Genome Project. Collaborative research in the labs of Dr. Lander and Dr. Weinberg developed our proprietary technology for use in the identification of drugs targeting CSCs and a genetic expression signature, useful as a biomarker, to monitor the effect of treatment.

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

We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of treatment and patient selection created or identified from our ongoing development of our product candidates. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know‑how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know‑how, continuing technological innovation and in‑licensing opportunities to develop and maintain our proprietary position. We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions.

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

FAK inhibitor program

We are currently developing the following FAK inhibitors: VS‑6063 and VS‑4718.

VS‑6063

We have exclusively licensed a portfolio of patent applications owned by Pfizer, which are directed to FAK inhibitor compounds and methods of their use, for example in cancer. One patent family is related generally to VS‑6063. This patent family includes issued patents having claims covering VS‑6063 generically and specifically. For example, US 7,928,109 covers the composition of matter of VS‑6063 specifically and US 8,247,411 covers the composition of matter of VS‑6063 generically. Also included are issued and pending patent applications having claims directed to methods of treatment and methods of making VS‑6063. For example, US 8,440,822 covers methods of making VS‑6063. Any U.S. patents that have issued or will issue in this family will have a statutory expiration date in April of 2028. Related cases are pending worldwide, including for example in Europe, Brazil, Thailand, Hong Kong, and India, and granted in Australia, Mexico, Canada, China, Korea, Israel, New Zealand, South Africa, Singapore, Taiwan, and Japan.

In addition to the issued and pending patent applications exclusively licensed from Pfizer, we own two patent families covering VS‑6063. One family is directed to compositions (e.g., oral dosage forms) of VS‑6063 and certain methods of use. Any U.S. patents that will issue in this family will have a statutory expiration date in January of 2035. Another family is directed to methods of using a FAK inhibitor, such as VS‑6063 in combination with a MEK inhibitor for treating a subject. Any U.S. patents that will issue in this family will have a statutory expiration date in February of 2035.

Our licensed portfolio of patent applications from Pfizer also includes four families of patent applications directed to VS‑6062 and related methods of use. The patent families include issued and pending patent applications having claims directed to VS‑6062, methods of manufacture, and pharmaceutical salts. Patents have issued in these families in the U.S. that will expire in the December of 2023, April of 2025, and November of 2028, respectively. Related cases have been granted worldwide, including for example in Australia, Canada, China, Japan, and Europe.

VS‑4718

We have exclusively licensed a family of patent applications owned by the Scripps Research Institute, which is directed to VS‑4718 and related methods of use. For example, US 8,501,763 covers the composition of matter of VS‑4718. The statutory expiration of any patent that has issued or will issue pertaining to VS‑4718 has or will have a statutory expiration date in March of 2028. Related cases are pending worldwide, including for example in China and Canada. The patent has also been allowed in Japan and Europe.

We also own two families of patent applications directed to VS‑4718 formulations and methods of manufacture. Any patents that will issue in either of these families will have a statutory expiration date in June of 2031.

PI3K/mTOR inhibitor program

We own, through acquisition from S*Bio, a portfolio of patent applications covering VS‑5584 and related methods of use, including two families of patent applications. One family covers VS‑5584 generically and has a statutory expiration date in October of 2028. For example, US 8,247,410 covers the composition of matter of VS‑5584 generically and US 8,609,838 covers methods of synthesis of VS‑5584. The other family covers VS‑5584 specifically. In the U.S., the composition of matter of VS‑5584 is covered specifically in US 8,754,080 and will expire at the same time as the first family. Also included are issued and pending patent applications having claims directed to methods of treatment and methods of making VS‑5584. A related case in Europe has also been allowed and been validated in Germany, Denmark, Spain, Finland, France, the United Kingdom, Ireland, Italy, the Netherlands, and Sweden.

In addition, we own one patent family directed to a clinical dosing protocol for VS‑5584. Any patents that will issue in this family will have a statutory expiration date in December of 2035.

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

Other

We own or have licenses on five families of patent applications directed to methods of selecting patients and predicting patient response. We own two of such patent families, both of which have a statutory expiration date in March of 2033. We license three of such patent families, which have statutory expirations of March of 2025, June of 2026, and August of 2031. We also exclusively license a patent application that includes claims covering: methods of identifying CSCs, in vitro methods of creating CSCs, for example through activation of the epithelial to mesenchymal transition (EMT) process, progenitor cells and uses for those cells, methods of determining the metastatic potential of a tumor, and methods of diagnosing, preventing and treating cancer metastasis. Any U.S. patents that may issue from this application would have a statutory expiration date in 2026.

Patent Term

The base term of a United States patent is 20 years from the filing date of the earliest‑filed non‑provisional patent application from which the patent claims priority. The term of a United States patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the USPTO. In some cases, the term of a United States patent is shortened by terminal disclaimer that reduces its term to that of an earlier‑ expiring patent.

The term of a United States patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch‑Waxman Act, to account for at least some of the time the drug is under development and regulatory review after the patent is granted. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch‑Waxman Act allows for extension of the term of one United States patent that includes at least one claim covering the composition of matter of an FDA‑approved drug, an FDA‑approved method of treatment using the drug, and/or a method of manufacturing the FDA‑ approved drug. The extended patent term cannot exceed the shorter of five years beyond the non‑extended expiration of the patent or 14 years from the date of the FDA approval of the drug. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extension on patents covering those products, their methods of use, and/or methods of manufacture.

LICENSES

Whitehead Institute for Biomedical Research

Drug discovery platform license agreement

In October 2010, we entered into an exclusive license agreement with the Whitehead Institute, both on its own behalf and as sole and exclusive agent of Harvard and MIT, or the drug discovery platform license agreement, which we amended and restated in January 2012. Under the drug discovery platform license agreement, we acquired an exclusive, royalty‑bearing, worldwide license under patent rights owned by the Whitehead Institute, Harvard and MIT to develop, make, use and sell products covered by the licensed patent rights for use in treating cancer, and to develop and perform licensed processes, in each case, for all human therapeutic, prognostic and diagnostic uses.

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

The Whitehead Institute, Harvard and MIT retain the right to, and may grant licenses to other academic and non‑profit institutions for the right to, practice the licensed patent rights for research, teaching and educational purposes. The Whitehead Institute, Harvard, MIT or any such other institution could seek to license to third parties any intellectual property rights that it discovers using the licensed patent rights while pursuing these purposes. Under the agreement, we have a right, subject to the Whitehead Institute’s obligations under third party research funding agreements, to negotiate a license for any compounds identified prior to a specified date in the Whitehead Institute’s laboratory run by Dr. Weinberg that selectively target CSCs generated by induction through the EMT.

After a specified period of time, if a third party requests to sublicense the patent rights for a product or process that is not directly competitive with our products or processes, we must enter into good‑faith negotiations to grant a sublicense for such proposed product or process. If we do not grant a sublicense within a specified period of time after receiving a written request, the Whitehead Institute may grant a license to the third party and our rights in the field of use of such sublicense will terminate. Additionally, after a specified period of time, if we are not actively conducting high‑throughput screening using the licensed patent rights to identify product candidates, then, except for any rights directed to uses that we are actively developing, the Whitehead Institute may convert our license to the licensed patent rights from exclusive to non‑exclusive.

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

Cancer diagnostic license agreement

In October 2010, we entered into a separate license agreement with the Whitehead Institute, or the cancer diagnostic license agreement, under which we acquired a non‑exclusive, worldwide license to patent rights owned by the Whitehead Institute for research purposes. In December 2011, we amended and restated this agreement with the Whitehead Institute. Under the amended and restated cancer diagnostic license agreement, we acquired an exclusive, royalty‑bearing, worldwide license under these patent rights to develop, make, use and sell products covered by the licensed patent rights and to develop and perform services using a licensed product or the practice of the licensed patent rights for or on behalf of a third party, in each case, for cancer diagnostics and companion clinical uses.

Under the agreement, we paid the Whitehead Institute upfront license fees and reimbursed patent related fees and costs incurred by the Whitehead Institute totaling $70,000 in the aggregate. We also agreed to pay the Whitehead Institute annual license maintenance fees, milestone payments, royalties as a percentage of net sales and a percentage of sublicense income that we receive. Annual license maintenance fees are creditable against royalties, which are described below, earned during the same calendar year. Milestone payments of up to an aggregate of $825,000 are triggered upon the achievement of specified regulatory and commercialization milestones and are not creditable against the royalties described below. The royalty rate is in the mid‑single digits as a percentage of net sales.

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

The Whitehead Institute retains the right to, and may grant licenses to other academic and non‑profit institutions for the right to, practice the licensed patent rights for research, teaching and educational purposes. The Whitehead Institute or any such other institution could seek to license to third parties any intellectual property rights that it discovers using the licensed patent rights while pursuing these purposes.

After a specified period of time, if a third party requests to sublicense the patent rights for a product or service that is not directly competitive with our products or services, we must enter into good‑faith negotiations to grant a sublicense for such proposed product or service. If we do not grant such a sublicense within a specified period of time after receiving a written request, the Whitehead Institute may grant a license to the third party and our rights in the field of use of such sublicense will terminate. Additionally, after a specified period of time, if the market is not being reasonably served by us, as determined by the Whitehead Institute, and a third party requests to sublicense the patent rights for a product or service that is directly competitive with our products or services, we must enter into good‑faith negotiations to grant a sublicense for such proposed product or service. If we do not grant such a sublicense within a specified period of time after receiving a written request, we and the Whitehead Institute have agreed to mutually select a qualified independent third party to set commercially reasonable terms and conditions consistent with similar technology in the industry under which we would sublicense our rights for such proposed product or service to the third party. Additionally, after a specified period of time, if we are not actively conducting efforts to validate, use or commercialize a license product or licensed service, then the Whitehead Institute may convert our license to the licensed patent rights from exclusive to nonexclusive.

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

The Scripps Research Institute

In November 2011, we entered into a license agreement with Poniard Pharmaceuticals, Inc. (Poniard), under which we acquired an exclusive, worldwide license under patent rights and know‑how owned or controlled by Poniard to develop, make, use and sell compounds and products covered by the licensed patent rights for the diagnosis, treatment, prevention or control of all human diseases and conditions. These licensed patent rights include patent rights owned by The Scripps Research Institute  (Scripps), and licensed to Poniard. Under the agreement, we paid Poniard an upfront license fee and agreed to pay Poniard milestone payments upon the achievement of specified development and regulatory milestones.

On August 2, 2013, patents and other rights which were the subject of our license agreement with Poniard were sold to Encarta, Inc. (Encarta). We purchased these assets from Encarta in an asset purchase agreement dated February 21, 2014 and also entered into a securities issuance agreement. Under the terms of these agreements, we issued 97,500 shares of common stock, issued a warrant to purchase 142,857 shares of common stock with an exercise price equal to $17.16 per share and paid Encarta $25,000. All existing obligations under the license agreement, including an achieved development milestone and an obligation to issue a warrant, were settled as part of this transaction.

In connection with the asset purchase agreement, we also assumed the rights and obligations under the license agreement by and between Scripps and Poniard, dated May 5, 2008 (the Scripps License Agreement). Pursuant to the Scripps License Agreement, we acquired an exclusive, worldwide license under patent rights owned or controlled by Scripps to make and have made, to use and have used, to offer to sell, to sell and have sold, and import products covered by the licensed patent rights for the diagnosis, treatment or prevention of human diseases or conditions. The licensed patent rights include patents covering our product candidate VS‑4718. Under the Scripps License Agreement, Scripps retains the right to grant non‑exclusive licenses to nonprofit or academic institutions, without the right to sublicense and to use any of the licensed patent rights for any noncommercial research or education purposes.

Pursuant to the Scripps License Agreement, we are obligated to pay Scripps potential product development milestone payments of up to an aggregate of $3,000,000 upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay Scripps low single‑digit royalties as a percentage of net sales of licensed products. Our obligation to pay royalties on net sales is on a country by country basis. In the event that we challenge a patent or patent application covered by the Scripps License Agreement, our royalties will increase by fifty percent during the pendency of the challenge (and increase by one hundred percent in the event the challenge is not successful). We also forfeit the right to recoup any royalties, sublicense payments, milestone payments, patent costs or other payments during the period of any challenge to the patents covered under the Scripps License Agreement.

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

We are required to use reasonable and diligent efforts to commercialize (directly or through sublicense arrangements) licensed products (including our product candidate VS‑4718) in either the United States, the United Kingdom, France, Germany or Japan.

The Scripps License Agreement expires upon the last expiration of any of the licensed patent rights. We have the right to terminate the Scripps License Agreement or any portion of our licensed rights under the Scripps License Agreement for any reason upon at least 90 days prior written notice and payment of a low five‑figure termination fee. We are not responsible for the termination fee if Scripps defaults in the performance of its material obligations and fails to cure. Scripps can terminate the Scripps License Agreement for certain material breaches by us or defaults in our performance of material obligations.

Pfizer Inc.

On July 11, 2012, we entered into a license agreement with Pfizer under which Pfizer granted us worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer’s inhibitors of focal adhesion kinase, including VS‑6063, for all therapeutic, diagnostic and prophylactic uses in humans. We have the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions. We are solely responsible, at our own expense, for the clinical development of these products, which is to be conducted in accordance with an agreed‑upon development plan. We are also responsible for all manufacturing and commercialization activities at our own expense. Pfizer provided us with an initial quantity of clinical supplies of one of the products for an agreed upon price.

Upon entering into the license agreement, we made a one‑time cash payment to Pfizer in the amount of $1.5 million and issued 192,012 shares of our common stock. Pfizer is also eligible to receive up to $2 million in developmental milestones and up to an additional $125 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid double digit royalties on future net sales of the products. Our royalty obligations with respect to each product in each country begin on the date of first commercial sale of the product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to us that covers the product in that country.

The license agreement will remain in effect until the expiration of all of our royalty obligations to Pfizer, determined on a product‑by‑product and country‑by‑country basis. So long as we are not in breach of the license agreement, we have the right to terminate the license agreement at will on a product‑by‑product and country‑by‑country basis, or in its entirety, upon 90 days written notice to Pfizer. Either party has the right to terminate the license agreement in connection with an insolvency event involving the other party or a material breach of the license agreement by the other party that remains uncured for a specified period of time. If the license agreement is terminated by either party for any reason, worldwide rights to the research, development, manufacture and commercialization of the products revert back to Pfizer.

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

There are other companies working to develop therapies to treat cancer including some who also target CSCs. These companies include divisions of large pharmaceutical companies including Astellas Pharma Inc., Celgene, Inc., Sanofi‑Aventis U.S. LLC, GlaxoSmithKline plc, Boehringer Ingelheim GmbH, Pfizer Inc. and others. There are also biotechnology companies of various sizes that are developing therapies against CSCs, including OncoMed Pharmaceuticals, Inc., Boston Biomedical Inc. (a division of Dainippon Sumitomo Corp), Stemline Therapeutics, Inc. and others.

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

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third‑party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third‑party payors seeking to encourage the use of generic products. There are many generic products currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates may compete with many existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates will not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third‑party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.

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

MANUFACTURING

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop, other than small amounts of compounds that we may synthesize ourselves for preclinical testing. To date, we have obtained starting materials for our supply of the bulk drug substance for our product candidates from third‑party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have a long‑term supply arrangement in place. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current third‑party manufacturers should become unavailable to us for any reason, we believe that there are several potential replacements, although we might incur some delay in identifying and qualifying such replacements.

All of our drug candidates are organic compounds of low molecular weight, generally called small molecules. We select compounds not only on the basis of their potential efficacy and safety, but also for their ease of synthesis and reasonable cost of their starting materials. We expect to continue to develop drug candidates that can be produced cost‑effectively at third‑party manufacturing facilities.

GOVERNMENT REGULATION

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post‑approval monitoring and reporting, import and export of pharmaceutical products, such as those we are developing.

United States drug approval process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA), the Public Health Service Act and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (GLP) regulations;
•	submission to the FDA of an investigational new drug (IND) application, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board (IRB) at each clinical site before each trial may be initiated;
•	performance of adequate and well‑controlled human clinical trials in accordance with good clinical practices (GCP) to establish the safety and efficacy of the proposed drug for each indication;
•	submission to the FDA of a new drug application (NDA);
•	satisfactory completion of an FDA advisory committee review, if applicable;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (cGMP) requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Preclinical studies

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long‑term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

•

Phase 3:  The drug is administered to an expanded patient population in adequate and well‑controlled clinical trials to generate sufficient data to statistically confirm the efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product and to provide adequate information for the labeling of the product.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs. Under these goals, the FDA has committed to review most such applications for non‑priority products within 10 months after accepting the application for filing, and most applications for priority review products, that is, drugs that the FDA determines represent a significant improvement over existing therapy, within six months after accepting the application for filing. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post‑approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post‑market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast track designation

The FDA is required to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life‑threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor’s request.

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

Priority review

Under FDA policies, a product candidate may be eligible for priority review, or review within a six‑month time frame from the time a complete application is accepted for filing. Products regulated by the FDA’s Center for Drug Evaluation and Research (CDER) are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. A fast track designated product candidate would ordinarily meet the FDA’s criteria for priority review.

Accelerated approval

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life‑threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post‑marketing compliance requirements, including the completion of Phase 4 or post‑approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post‑approval studies, or confirm a clinical benefit during post‑marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Orphan drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven‑year exclusive marketing period in the

United States for that product, for that indication. During the seven‑year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

Pediatric information

Under the Pediatric Research Equity Act of 2003, as amended and reauthorized by the Food and Drug Administration Amendments Act of 2007 (FDAAA), an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

The Hatch‑Waxman act

Abbreviated new drug applications

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application  (ANDA). Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, dosage form and route of administration as the listed drug and has been shown to be bioequivalent through in vitro or in vivo testing or otherwise to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the NDA or patent holder’s receipt of the Paragraph IV certification, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA also will not be approved until any applicable non‑patent exclusivity period, such as exclusivity for obtaining approval of a new chemical entity, for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active moiety during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity during which the FDA cannot grant effective approval of an ANDA for the conditions of use covered by the exclusivity, but FDA requires as a condition of approval new clinical trials conducted by or for the sponsor. This three‑year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Under the Best Pharmaceuticals for Children Act, federal law also provides that periods of patent and non‑patent marketing exclusivity listed in the Orange Book for a drug may be extended by six months if the NDA sponsor conducts pediatric studies identified by the FDA in a written request. For written requests issued by the FDA after September 27, 2007, the date of enactment of the FDAAA, the FDA must grant pediatric exclusivity no later than nine months prior to the date of expiration of patent or non‑patent exclusivity in order for the six‑month pediatric extension to apply to that exclusivity period.

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

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non‑patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

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

The FDA’s Office of Combination Products (OCP) determines which center will have primary jurisdiction for the combination product based on the combination product’s “primary mode of action.” A mode of action is the means by which a product achieves an intended therapeutic effect or action. The primary mode of action is the mode of action that provides the most important therapeutic action of the combination product, or the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product.

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

Overview of FDA regulation of companion diagnostics

We are developing in vitro companion diagnostics for use in selecting the patients that we believe will respond to our cancer therapeutics.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the cancer treatment to obtain Pre‑Market Approval (PMA), simultaneously with approval of the drug. Based on the draft guidance, and the FDA’s past treatment of companion diagnostics, we believe that the FDA will require one or more of our in vitro companion diagnostics to obtain PMA for our companion diagnostics to identify patient populations suitable for our cancer therapies, such as the in vitro companion diagnostic for our product candidates. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by CDER and by the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics Device Evaluation and Safety.

PMA approval pathway

A medical device, including an in vitro diagnostic (IVD) to be commercially distributed in the United States must receive either 510(k) clearance or PMA approval from the FDA prior to marketing. Devices deemed by the FDA to pose the greatest risk, such as life‑sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in Class III requiring PMA approval. The PMA approval pathway requires proof of the safety and effectiveness of the device to the FDA’s satisfaction.

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

As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulation (QSR) requirements, which impose elaborate testing, control, documentation and other quality assurance procedures.

Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the FDA accepts the application for filing. The FDA then commences an in‑depth review of the PMA application. The entire process typically takes one to three years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a not approvable determination based on deficiencies in the application and require additional clinical trials that are often expensive and time‑consuming and can substantially delay approval.

During the review period, an FDA advisory committee, typically a panel of clinicians, may be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision making process.

If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue an approval order, which may be for more limited indications than those originally sought by the manufacturer. The approval order can include post‑approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval.

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

Clinical trials

A clinical trial is almost always required to support a PMA application. In some cases, one or more smaller Investigational Device Exemption (IDE) studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device.

All clinical studies of investigational devices must be conducted in compliance with the FDA’s requirements. If an investigational device could pose a significant risk to patients pursuant to FDA regulations, the FDA must approve an IDE application prior to initiation of investigational use. IVD trials usually do not require an IDE, as the FDA does not judge them to be a significant risk because the results do not affect the patient’s safety in the study. The FDA has confirmed that one of our IVDs does not need an IDE application as it does not pose significant risk at this time. Should interim clinical trial data detect a safety signal between patients who test positive or negative for the specific biomarker, then a IDE would be required.

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

Post‑market

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

The FDA may impose a number of post‑approval requirements as a condition of approval of an NDA. For example, the FDA may require post‑marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third‑party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post‑market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a Risk Evaluation and Mitigation Strategy program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post‑approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	consent decrees, injunctions or the imposition of civil or criminal penalties.

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

Additional provisions

Anti‑kickback and false claims laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti‑kickback statutes and false claims statutes. The federal healthcare program anti‑kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti‑kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off‑ label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti‑kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Physician drug samples

As part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. The Prescription Drug Marketing Act (PDMA) imposes requirements and limitations upon the provision of drug samples to physicians, as well as prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage, handling and record keeping. In addition, the PDMA sets forth civil and criminal penalties for violations.

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

Pharmaceutical coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. Sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third‑party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product once coverage is approved. Third‑party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the approved drugs for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Our product candidates may not be considered medically necessary or cost‑effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third‑party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third‑party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy. If these third‑party payors do not consider our products to be cost‑effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government‑paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug candidates that we are developing and could adversely affect our net revenue and results.

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross‑border imports from low‑priced markets exert competitive pressure that may reduce pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third‑party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third‑party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act was enacted in the United States in March 2010 and contain provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

EMPLOYEES

As of February 22, 2016, we had 22 full‑time equivalent employees, including a total of 4 employees with M.D. or Ph.D. degrees. Of these full‑time employees, 9 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

BUSINESS—EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers as of February 22, 2016.

Name	Age	Position
Robert Forrester	52	President, Chief Executive Officer
John Green	61	Chief Financial Officer
Daniel Paterson	54	Chief Operating Officer

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

John (Jack) Green has served as our Chief Financial Officer since May 2013, presently on a part-time basis. Prior to joining the Company, from March 2011 until November 2012, Mr. Green was Vice President, Finance and a key member of the senior management team for On‑Q‑ity, a developer of technology to capture and analyze circulating tumor cells. Previously, from May 2002 until June 2010, Mr. Green was the Senior Vice President and Chief Financial Officer of GTC Biotherapeutics (formerly Genzyme Transgenics Corporation) which was spun out from Genzyme Corporation as a stand‑alone public company. Mr. Green is a Certified Public Accountant (CPA) with over 30 years of financial experience, including 20 within the biotechnology industry. Mr. Green received a Master’s degree in Business Administration from Boston University Graduate School of Management and a Bachelor’s degree from the College of the Holy Cross.

Daniel Paterson has served as our Chief Operating Officer since December 2014, our Chief Business Officer from July 2013 to December 2014 and as our Vice President, Head of Corporate Development and Diagnostics from March 2012 until July 2013. Prior to joining us, Mr. Paterson was a consultant in 2011 until joining us in 2012. From 2009 through 2010, Mr. Paterson was the COO of On‑Q‑ity. Mr. Paterson was the President and CEO of The DNA Repair Company from 2006 until 2009, when it was acquired by On‑Q‑ity. Previously, he held senior level positions at IMS Health, CareTools, OnCare and Axion.

OUR CORPORATE INFORMATION

We were incorporated under the laws of the State of Delaware in August 2010. Our principal executive offices are located at 117 Kendrick Street, Suite 500, Needham, Massachusetts 02494 and our telephone number is (781) 292‑4200.

ADDITIONAL INFORMATION

We maintain a website at www.verastem.com. We make available, free of charge on our website, our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission (SEC). We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this annual report on Form 10‑K.

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

Preclinical studies and any positive preliminary and interim data from our clinical trials of our product candidates may not necessarily be predictive of the results of ongoing or later clinical trials. Even if we are able to complete our planned clinical trials of our product candidates according to our current development timeline, the positive results from clinical trials of our product candidates may not be replicated in subsequent clinical trial results. Also, our later‑stage clinical trials could differ in significant ways from earlier stage clinical trials, which could cause the outcome of the later‑stage trials to differ from our earlier stage clinical trials. For example, these differences may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late‑stage clinical trials after achieving positive results in early‑stage development. For example, in September 2015, we stopped enrollment in our Phase 2 registration-directed, double-blind, placebo-controlled study of VS-6063 for patients with mesothelioma (COMMAND) for futility after a DSMB review of a pre-planned interim analysis demonstrated that there was not a sufficient level of efficacy to warrant continuation of COMMAND. We cannot be certain that we will not face similar setbacks in our ongoing clinical studies. We have not completed any late‑stage clinical trials for our product candidates yet, and if we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the research and development of our product candidates, VS‑6063, VS-5584 and VS-4718, for which we are conducting clinical trials in multiple indications.  Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful completion of these clinical trials;
•	receipt of marketing approvals from the FDA and other regulatory authorities for our product candidates, including pricing approvals where required;
•	establishing commercial manufacturing capabilities or making arrangements with third‑party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	establishing commercial capabilities, including hiring and training a sales force, and launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third‑party payors;
•	effectively competing with other therapies; and
•	a continued acceptable safety profile of the products following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.  For example, in September 2015, we stopped enrollment in our COMMAND study for futility after a DSMB review of a pre-planned interim analysis demonstrated that there was not a sufficient level of efficacy to warrant continuation of COMMAND.  As a result, our expected timeline for commercializing VS-6063 has been delayed and we may be unable to commercialize VS-6063 at all.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the results of many of our ongoing clinical trials to date, including our Phase 2 window‑of‑opportunity study of VS‑6063 in mesothelioma, our Phase 1/1b study of VS‑6063 in ovarian cancer, our Phase 2 study of VS-6063 in non-small cell lung cancer, and the Phase 1 studies of VS-6063, VS-4718 and VS-5584, are based on unaudited data provided by our clinical trial investigators. A further review and analysis of this data may change the conclusions drawn from this unaudited data indicating less promising results than we currently anticipate.

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

In addition, the design of a clinical trial may determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well‑advanced. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For example, standard measures of clinical activity with respect to solid tumors, such as Response Criteria in Solid Tumors (RECIST) measurement guidelines, which are based on gross changes in the size of tumor lesions, may not be sufficient to detect the targeting of CSCs by our product candidates.

A failure of one or more clinical trials could indicate a higher likelihood that subsequent clinical trials of the same product candidate in the same or other indications or subsequent clinical trials of other related product candidates will be unsuccessful for the same reasons as the unsuccessful clinical trials. For example, in September 2015, we stopped enrollment in COMMAND for futility after a DSMB review of a pre-planned interim analysis demonstrated that there was not a sufficient level of efficacy to warrant continuation of COMMAND. Further review and analysis of the data from COMMAND may provide additional information about VS-6063 and our other product candidates that could indicate a lower likelihood of demonstrating efficacy for VS-6063 in our ongoing clinical studies as well as a lower likelihood of demonstrating efficacy for our other product candidates in the clinical trials of such product candidates.

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

•	our third‑party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•	be subject to additional post‑marketing testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

The FDA and foreign regulatory authorities may determine that the results from our ongoing and future trials do not support regulatory approval and may require us to conduct an additional clinical trial or trials. If these agencies take such a position, the costs of development of our product candidates could increase materially and their potential market introduction could be delayed. The regulatory agencies could also require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider an NDA application. Our product development costs will also increase if we experience delays in clinical testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, there are a number of ongoing clinical trials being conducted by other companies for product candidates treating cancer. Patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates, particularly if they view such treatments to be more conventional and established.

Patient enrollment is affected by other factors including:

•	the size and nature of the patient population;
•	severity of the disease under investigation;
•	eligibility criteria for the study in question;
•	perceived risks and benefits of the product candidate under study in relation to other available treatments including any new treatments that may be approved for the indications we are investigating;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	proximity and availability of clinical trial sites for prospective patients.

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

All of our product candidates are in various stages of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk‑benefit perspective. A small percentage of patients in our clinical trials have experienced serious adverse events (SAEs) deemed by us and the clinical investigator to be related to our product candidates. SAEs generally refer to adverse events (AEs) that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such outcomes.

VS-5584 is in our Phase 1 clinical trials and the development program continues to progress. The toxicities reported thus far are consistent with other drugs in this class. The most frequent (≥ 20% of subjects) AEs of single agent VS-5584 are nausea, fatigue, diarrhea, decreased appetite, constipation, and vomiting. Toxicities were generally Grade 1 or 2 in severity.

VS-4718 is in our Phase 1 clinical trials and the development program continues to progress. The toxicities reported thus far are consistent with other drugs in this class. The most frequent (≥ 20% of subjects) AEs of single agent VS-4718 are nausea, fatigue, diarrhea, dyspnea, and peripheral edema. Toxicities were generally Grade 1 or 2 in severity.

VS-6063 is in our Phase 1 and Phase 2 clinical trials and the development program continues to progress. The toxicities reported thus far are consistent with other drugs in this class. The most frequent (≥ 20% of subjects)

AEs in the combination study of VS-6063 with paclitaxel are fatigue, anemia, hyperbilirubinemia, diarrhea, nausea, peripheral edema, vomiting, neutropenia, and pyrexia. The most frequent (≥ 20% of subjects) AEs overall in all studies of single agent VS-6063 are nausea, fatigue, diarrhea, and hyperbilirubinemia. Toxicities were generally Grade 1 or 2 in severity.

As a result of adverse events observed to date, or further safety or toxicity issues that we may experience in our clinical trials in the future, we may not receive approval to market any product candidates, which could prevent us from ever generating revenue from the sale of products or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our products candidates for any or all targeted indications. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. In addition, while we and our clinical trial investigators currently determine if serious adverse or unacceptable side effects are drug‑related, the FDA or other non‑U.S. regulatory authorities may disagree with our or our clinical trial investigators’ interpretation of data from clinical trials and the conclusion that a serious adverse effect or unacceptable side effect was not drug‑related.

Our approach to the discovery and development of product candidates that target CSCs is unproven, and we do not know whether we will be able to develop any products of commercial value.

We are discovering and developing product candidates to treat cancer by the targeted killing of cancer stem cells. Research on CSCs is an emerging field and, consequently, there is ongoing debate regarding the existence of CSCs, whether the appropriate nomenclature to refer to these cells is cancer stem cells, tumor‑initiating cells or another term and the importance of these cells as an underlying cause of tumor recurrence and metastasis.

Although there is general consensus that some cancer cells have tumor‑initiating capacity, there also is some debate in the scientific community regarding the defining characteristics of these cells, which we call CSCs, and the origin of these cells. Some believe that normal adult stem cells mutate and transform into CSCs. Others believe that all cancer cells have tumor‑initiating capabilities, these capabilities cannot be attributed to a factor intrinsic to a particular cell and, therefore, a definitive CSC cannot be isolated or targeted. We believe that the discovery by our scientific co‑founders of the link between the epithelial‑to‑mesenchymal transition (EMT) and the emergence of cancer stem cells is one way a cancer cell can transition to a CSC, but this view is not universally accepted. In addition, some believe that targeting CSCs should be sufficient for a positive clinical outcome, while others believe that, at times or always, targeting CSCs should be coupled with targeting tumor bulk for a positive clinical outcome.

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

In September 2015, we stopped enrollment in COMMAND for futility after a DSMB review of a pre-planned interim analysis demonstrated that there was not a sufficient level of efficacy to warrant continuation of COMMAND. VS-6063 is currently in a Phase 2 study in patients with non-small cell lung cancer, a Phase 2 trial preceding surgery in mesothelioma, a Phase 1/1b trial in combination with weekly paclitaxel for patients with ovarian cancer, and combination studies of VS-6063 and avelumab or pembrolizumab in multiple solid tumors. Given the futility of COMMAND, our ongoing clinical studies of VS-6063 in mesothelioma and other indications may not be successful. Additionally, the futility of COMMAND could indicate that targeting CSCs is not sufficient for a positive clinical outcome or that the mechanism used by VS-6063 and our other product candidates is not an effective mechanism to treat cancer and our ongoing clinical studies of VS-6063 and our other product candidates may not be successful.

The approval of our product candidates as part of a combination therapy for the treatment of certain cancers may be more costly than our prior clinical trials, may take longer to achieve regulatory approval, may be associated with new, more severe or serious and unanticipated adverse events, and may have a smaller market opportunity.

Our current business model involves conducting clinical trials to study the effects of combining our product candidates with other approved and investigational targeted therapies, chemotherapies, and immunotherapies to treat patients with cancer. Regulatory approval for a combination treatment generally requires clinical trials to evaluate the activity of each component of the combination treatment. As a result, it may be more difficult and costly to obtain regulatory approval of our product candidate for use as part of a combination treatment than obtaining regulatory approval of our product candidates alone. In addition, we also risk losing the supply of any approved or investigational product being combined with our product candidate in these clinical trials. Furthermore, the potential market opportunity for our product candidates is difficult to estimate precisely. If our product candidates receive regulatory approval, they will likely be approved solely for use in combination with the approved or investigational product. The market opportunity for our product candidates will be dependent upon the continued use of the approved or investigational product.  In addition, because physicians, patients and third-party payors may be sensitive to the addition of the cost of our product candidates to the cost of treatment with the other products, we may experience downward pressure on the price that we can charge for our product candidates if they receive regulatory approval.  Further, we cannot be sure that physicians will view our product candidates, if approved as part of a combination treatment, as sufficiently superior to a treatment regimen consisting of only the approved or investigational product. Additionally, the adverse side effects of our product candidates may be enhanced when combined with other products. If such adverse side effects are experienced, we could be required to conduct additional pre-clinical and clinical studies and if such adverse side effects are severe, we may not be able to continue the clinical trials of the combination therapy because the risks may outweigh the therapeutic benefit of the combination.

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

We may not be successful in obtaining necessary rights to compounds and product candidates for our development pipeline through acquisitions and in‑licenses.

Because we are screening a range of compounds, including compounds with proprietary rights held by third parties, for their activity against CSCs, the growth of our business will depend in significant part on our ability to acquire or in‑license rights to these compounds. However, we may be unable to acquire or in‑license any compounds or product candidates from third parties that we identify using our proprietary EMT technology or otherwise. The licensing and acquisition of proprietary compounds is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire compounds and product candidates that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

The Whitehead Institute and affiliated parties have retained the right to use the EMT technology that we license from it for research, teaching and educational purposes and could seek to license to third parties any intellectual property rights that it discovers using the EMT technology while pursuing these purposes. Pursuant to our drug discovery platform license agreement with the Whitehead Institute, we will have an opportunity, subject to the Whitehead Institute’s obligations under any third‑party research funding agreements, to negotiate a license to any such intellectual property under the drug discovery platform license agreement that is developed or conceived on or prior to a specified date in Robert Weinberg’s laboratory at the Whitehead Institute. Our failure to reach an agreement with either the Broad Institute or the Whitehead Institute for any applicable intellectual property could result in a third party acquiring the related rights.

In addition to the use of our proprietary EMT technology to screen compounds, we may also seek to acquire new compounds and product candidates from other pharmaceutical and biotechnology companies, academic scientists and other researchers. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We also may be unable to license or acquire the relevant compound or product candidate on terms that would allow us to make an appropriate return on our investment. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including manufacturing, pre-clinical testing, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development.

In addition, future product or business acquisitions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention to develop acquired products, product candidates or technologies;
•	higher than expected acquisition and integration costs;
•	increased amortization expenses; and
•	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions.

Future business acquisitions may also entail certain additional risks, such as:

•	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	inability to motivate key employees of any acquired businesses.

If we fail to obtain regulatory approval in jurisdictions outside the United States, we will not be able to market our products in those jurisdictions.

We intend to seek regulatory approval for our product candidates in a number of countries outside of the United States and expect that these countries will be important markets for our products, if approved.  Marketing our products in these countries will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The regulations that apply to the conduct of clinical trials and approval procedures vary from country to country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a drug must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Failure to obtain regulatory approval in one country may have a negative effect on the regulatory approval process in others.  The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.  For example, in September 2015, we stopped enrollment in COMMAND for futility after a DSMB review of a pre-planned interim analysis demonstrated that there was not a sufficient level of efficacy to warrant continuation of COMMAND.  In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we are unable to successfully develop companion diagnostics for our product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

There has been limited success to date industry wide in developing companion diagnostics. To be successful, we would need to address a number of scientific, technical and logistical challenges. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with our product candidates. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part on third parties for their design and manufacture. If we or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so:

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments instead of trying new therapies, even if the new therapy is in combination with the established therapies. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;
•	the ability to offer our products for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	sufficient third‑party coverage or reimbursement; and
•	the prevalence and severity of any side effects.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales and marketing infrastructure to market or co‑promote some of our product candidates if and when they are approved.

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

We are developing our product candidates for the treatment of cancer. There are a variety of available therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third‑party payors. Insurers and other third‑party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.

There are also a number of products in clinical development by third parties to treat cancer by targeting CSCs. These companies include divisions of large pharmaceutical companies, including Astellas Pharma US, Inc., Sanofi‑Aventis US LLC, GlaxoSmithKline plc, Boehringer Ingelheim GmbH, Pfizer, Celgene, Inc. and others. There are also biotechnology companies of various sizes that are developing therapies against CSCs, including OncoMed Pharmaceuticals, Inc., Boston Biomedical, Inc. (a division of Dainippon Sumitomo Corp.), Stemline Therapeutics, Inc. and others. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non‑competitive. In addition, our competitors may discover biomarkers that more efficiently measure CSCs than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third‑party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third‑party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third‑party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third‑party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third‑party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government‑funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Since inception, we have incurred significant operating losses. As of December 31, 2015, we had an accumulated deficit of $198.9 million. To date, we have not generated any revenues and have financed our operations through private placements of our preferred stock, public offerings of our common stock and sales of our common stock pursuant to our at‑the‑market equity offering program. We have devoted substantially all of our efforts to research and development. Our product candidates, VS-6063, VS‑5584 and VS‑4718 are in Phase 1and Phase 2 clinical trials. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing clinical trials with VS‑6063, VS‑5584 and VS‑4718;
•	initiate additional clinical trials for our product candidates;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	continue our preclinical research or acquire or in‑license additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, development and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical development programs or any future commercialization efforts.

We expect our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements into 2018. Our future capital requirements will depend on many factors, including:

•	the scope, progress and, results of our other ongoing clinical trials and potential future clinical trials;
•	the extent to which we acquire or in‑license other product candidates;
•

the costs, timing and outcome of regulatory review of our other product candidates (including our efforts to seek approval and fund the preparation and filing of regulatory submissions) and the costs of future commercialization activities for such product candidates, for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	whether we realize the full amount of any projected cost savings associated with our organizational restructuring; and
•	our ability to establish collaborations or partnerships on favorable terms, if at all.

Conducting clinical trials is a time‑consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that may not be commercially available for several years, if at all. Accordingly, even if we receive regulatory approval of one of our product candidates, it will take several years to achieve peak sales and we will need to continue to rely on additional financing to further our clinical development objectives.  Adequate additional financing may not be available to us on acceptable terms, or at all.

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

We rely on third parties, such as contract research organizations (CROs), clinical data management organizations, medical institutions and clinical investigators, to conduct, provide monitors for and manage data from all of our clinical trials. We compete with many other companies for the resources of these third parties. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and ultimately the commercialization of our product candidates.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory agencies require us to comply with standards, commonly referred to as Good Clinical Practices (GCP) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on government‑sponsored databases, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We intend to rely on third parties to conduct investigator‑sponsored clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.

We intend to rely on academic and private non‑academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator‑sponsored trials, and it is possible that the FDA or non‑U.S. regulatory authorities will not view these investigator‑sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

Such arrangements will provide us certain information rights with respect to the investigator‑sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator‑sponsored trials. However, we do not have control over the timing and reporting of the data from investigator‑sponsored trials, nor do we own the data from the investigator‑sponsored trials. If we are unable to confirm or replicate the results from the investigator‑sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the first‑hand knowledge we might have gained had the investigator‑sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

Additionally, the FDA or non‑U.S. regulatory authorities may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator‑sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator‑sponsored trials. If so, the FDA or other non‑U.S. regulatory authorities may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate our planned trials and/or may not accept such additional data as adequate to initiate our planned trials.

We contract with third parties for the manufacture of our product candidates and for compound formulation research, and these third parties may not perform satisfactorily.

We do not have any manufacturing facilities or personnel. We currently obtain all of our supply of our product candidates for clinical development from third‑party manufacturers or third‑party collaborators, and we expect to continue to rely on third parties for the manufacture of clinical and, if necessary, commercial quantities of our product candidates. In addition, we currently rely on third parties for the development of various formulations of our product candidates. We obtain our supplies from these manufacturers on a purchase order basis, and we do not have any long term supply agreements in place. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Any of these third parties may terminate their engagement with us at any time. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. Even if we are able to establish agreements with third‑party manufacturers, reliance on third‑party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party, including the misappropriation of our proprietary information, trade secrets and know‑how;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•

disruptions to the operations of our manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or a catastrophic event affecting our manufacturers or suppliers.

Third‑party manufacturers may not be able to comply with current good manufacturing practices (cGMP) regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third‑party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and harm our business and results of operations.

Any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

If our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement, as well as producing the drug product. In addition, we have to enter into technical transfer agreements and share our know‑how with the third‑party manufacturers, which can be time‑consuming and may result in delays.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time‑consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We may seek third‑party collaborators for the development and commercialization of our product candidates. We anticipate that we may seek to enter into a collaboration for marketing and commercialization of our product candidates in certain territories worldwide at the appropriate time in the future.  Our likely collaborators for any collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

We are a party to a number of intellectual property license agreements with third parties, including the Whitehead Institute, Scripps and Pfizer, and expect to enter into additional license agreements in the future.   Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. For example, under our license agreements with the Whitehead Institute, Scripps, and Pfizer, we are required to use commercially reasonable efforts to develop and commercialize licensed products under the agreement and to satisfy other specified obligations. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or to convert the exclusive licenses to non‑exclusive licenses, which could materially adversely affect the value of the product candidate being developed under these license agreements. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. If Scripps were to terminate its license agreement with us for any reason, we would lose our rights to VS‑4718. If Pfizer were to terminate its license agreement with us for any reason, we would lose our rights to VS‑6063.

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

The patent prosecution process is expensive and time‑consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties and are reliant on our licensors. For example, we do not control the prosecution of the patent applications licensed to us under our agreements with the Whitehead Institute or those patent applications owned by Scripps. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. If such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

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

Assuming the other requirements for patentability are met, in the United States, for patents that have an effective filing date prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. In March 2013, the United States transitioned to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third‑party patent rights.

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non‑infringing manner.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom‑to-operate searches to determine whether our use of certain of the patent rights owned by or licensed to us would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non‑exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know‑how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know‑how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non‑disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time‑consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

RISKS RELATED TO REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES AND OTHER LEGAL COMPLIANCE MATTERS

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third‑party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post‑approval commitments that render the approved product not commercially viable.

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

We received orphan drug designation in the United States, the European Union, and Australia for the use of VS‑6063 in mesothelioma and ovarian cancer. If VS-6063 obtains marketing authorization, it will receive orphan drug exclusivity. Orphan drug exclusivity grants seven years of marketing exclusivity under the Federal Food, Drug and Cosmetic Act (FDCA), up to ten years of marketing exclusivity in Europe, and five years of marketing exclusivity in Australia. A competitor may receive orphan drug marketing authorization prior to us for the same indication for which we are developing VS-6063. Other companies have received orphan drug designations for compounds other than VS‑6063 for mesothelioma and ovarian cancer in the United States, the European Union, and Australia. While orphan drug exclusivity for VS‑6063 would provide market exclusivity against the same active ingredient for the same indication, we would not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe on the basis of orphan drug exclusivity. Furthermore, the marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan medicinal product. We cannot guarantee that another company also with orphan drug designation will not receive marketing authorization for the same active ingredient and same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity has expired. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which the FDA may approve a competing product for the same indication during the seven‑year period of marketing exclusivity, such as if the later product is the same compound as our product but is shown to be clinically superior to our product, or if the later product is a different drug than our product candidate. Further, the seven‑year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or of another compound for the same use as the orphan drug.

Any product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post‑approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post‑marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post‑marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post‑approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off‑label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off‑label marketing.

In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post‑marketing clinical trials;
•	warning or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

Our relationships with customers and third‑party payors will be subject to applicable anti‑kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third‑party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third‑party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal healthcare anti‑kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

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

•

the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•

analogous state laws and regulations, such as state anti‑kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third‑party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including non‑compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post‑approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Modernization Act) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

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

Legislative and regulatory proposals have been made to expand post‑approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post‑marketing testing and other requirements.

RISKS RELATED TO EMPLOYEE MATTERS AND MANAGING GROWTH

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Robert Forrester, our President and Chief Executive Officer, and Daniel Paterson, our Chief Operating Officer, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with Robert Forrester and Daniel Paterson, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given our recent workforce reduction, the status of our clinical development programs, and the competition among numerous pharmaceutical and biotechnology companies, universities and research institutions for similar personnel. The organizational restructuring we undertook in October 2015, which reduced our workforce by approximately 50%, may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause our remaining employees to seek alternate employment. Although we have implemented a retention plan for certain key employees, our retention plan may not be successful in incentivizing these employees to continue their employment with us. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co‑founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

We may expand our development, regulatory and future sales and marketing capabilities over time, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

Although we implemented a restructuring in October 2015, we may experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we may continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel when we expand. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price has been volatile. Since January 27, 2012, when we became a public company, the price for one share of our common stock has reached a high of $18.82 and a low of $1.05 through March 2, 2016. We cannot predict whether the price of our common stock will rise or fall. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in‑ license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

In addition, the stock market in general and the market for small pharmaceutical companies and biotechnology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class‑action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Failure to comply with The NASDAQ Global Market continued listing requirements may result in our common stock being delisted from The NASDAQ Global Market.

If our stock price falls below $1.00 per share, we may not continue to qualify for continued listing on The NASDAQ Global Market. To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days, although NASDAQ could require a longer period.

The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by our current or prospective third-party providers and collaboration partners, the loss of institutional investor interest, and fewer licensing and partnering opportunities.

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

We are an “emerging growth company,” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (JOBS Act) and may remain an emerging growth company for up to five years, until December 31, 2017, although if the market value of our common stock that is held by non‑affiliates exceeds $700 million as of any June 30 before that time or if we trigger other criteria, we would cease to be an emerging growth company as of December 31 of the applicable year. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Among other provisions, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act) for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

MARKET INFORMATION

Our common stock is publicly traded on the NASDAQ Global Market under the symbol “VSTM.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Market.

Year Ended December 31, 2015	High	Low
First quarter	$12.35	$6.78
Second quarter	$10.67	$6.84
Third quarter	$8.07	$1.50
Fourth quarter	$2.43	$1.56

Year Ended December 31, 2014	High	Low
First quarter	$16.60	$10.29
Second quarter	$11.47	$7.10
Third quarter	$10.06	$7.28
Fourth quarter	$10.31	$8.01

HOLDERS

As of February 22, 2016, there were 22 holders of record of our common stock and the closing price of our common stock on the NASDAQ Global Market as of that date was $1.19. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

DIVIDENDS

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table contains information about our equity compensation plans as of December 31, 2015.

	Number of securities	Weighted-
	to be issued upon	average exercise	Number of securities
	exercise of	price of	remaining available
	outstanding stock	outstanding options,	for future issuance
	options, warrants and	warrants and	under equity
Plan category	rights	rights	compensation plans
Equity compensation plans approved by security holders(1)	5,255,130	$8.74	649,389	(3)
Equity compensation plans not approved by security holders(2)	135,000	$7.22	615,000

(1)	Includes information regarding our 2010 Equity Incentive Plan and 2012 Incentive Plan.
(2)

The Board of Directors has authorized and reserved 750,000 shares of common stock that may be issued pursuant to stock options granted or to be granted to new employees in accordance with NASDAQ Listing Rule 5635(c)(4), as an inducement material to such employees entering into employment with the Company. The terms of these stock options are consistent with stock options granted under the Company’s 2012 Incentive Plan.

(3)	Does not include 1,285,714 shares added to the 2012 Incentive Plan under the evergreen provision on January 1, 2016.

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from January 27, 2012 (the first date that shares of our common stock were publicly traded) through December 31, 2015. The comparison assumes $100 was invested after the market closed on January 27, 2012 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*

Among Verastem, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*$100 invested on 1/27/12 in stock or 12/31/11 in index, including reinvestment of dividends. Fiscal year ending December 31, 2015.

Cumulative Total Return Comparison

	1/27/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Verastem, Inc.	100.00	79.26	102.80	82.42	16.77
NASDAQ Composite	100.00	116.30	165.31	187.78	198.90
NASDAQ Biotechnology	100.00	135.15	231.11	305.90	323.95

PURCHASE OF EQUITY SECURITIES

We did not purchase any of our equity securities during the period covered by this Annual Report on Form 10‑K.

Item 6.  Selected Financial Data

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10‑K and the “management’s discussion and analysis of financial condition and results of operations” section of this Annual Report on Form 10‑K. The selected historical financial information in this section is not intended to replace our financial statements and the related notes therein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
Statement of operations data:	2015	2014	2013	2012	2011
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$40,565	$35,448	$25,930	$21,712	$9,883
General and administrative	17,634	18,159	15,472	10,518	3,815
Total operating expenses	58,199	53,607	41,402	32,230	13,698
Loss from operations	(58,199)	(53,607)	(41,402)	(32,230)	(13,698)
Interest income	334	242	200	246	15
Net loss	(57,865)	(53,365)	(41,202)	(31,984)	(13,683)
Accretion of preferred stock	—	—	—	(6)	(32)
Net loss applicable to common stockholders	$(57,865)	$(53,365)	$(41,202)	$(31,990)	$(13,715)
Net loss per share applicable to common stockholders—basic and diluted	$(1.61)	$(2.07)	$(1.82)	$(1.70)	$(10.59)
Weighted‑average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	35,932	25,804	22,680	18,765	1,295

	As of December 31,
Balance sheet data:	2015	2014	2013	2012	2011
	(in thousands)
Cash, cash equivalents and investments	$110,258	$92,675	$123,656	$91,520	$56,805
Working capital	100,734	86,112	94,151	54,683	44,795
Total assets	113,094	98,649	125,261	92,923	59,037
Redeemable convertible preferred stock	—	—	—	—	68,141
Accumulated deficit	(198,883)	(141,018)	(87,653)	(46,451)	(14,467)
Total stockholders’ (deficit) equity	102,469	88,766	117,446	90,466	(12,766)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10‑K. The following discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including those discussed below and as set forth under “Risk Factors.” Please also refer to the section under heading “Forward‑Looking Statements.”

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing drugs to improve outcomes for patients with cancer.  Our product candidates utilize a multi-faceted approach to treat cancer by reducing cancer stem cells, enhancing anti-tumor immunity, and modulating the local tumor microenvironment. Our most advanced product candidates are VS-6063, VS-4718, and VS-5584. We are currently evaluating these compounds in both preclinical and clinical studies as potential therapies for certain cancers, including lung, ovarian, lymphoma, and pancreatic. We believe that these compounds may be especially beneficial as therapeutics when used in combination with immuno-oncology agents, as well as other current and emerging standard of care treatments in aggressive cancers that have a poorer prognosis and lower overall survival rates when compared to other types of cancer.

Our most advanced programs target the Focal Adhesion Kinase, or FAK, and the PI3K/mTOR signaling pathways. FAK is a non-receptor tyrosine kinase encoded by the PTK-2 gene that is involved in cellular adhesion and, in cancer, metastatic capability. VS-6063, which has been assigned the United States Adopted Name defactinib, and VS-4718 are orally available compounds designed to target cancers through the potent inhibition of FAK. The PI3K/mTOR signaling pathway plays a central role in cancer proliferation and survival. VS-5584 is an orally available compound that has demonstrated in preclinical studies potent and highly selective activity against class 1 PI3K enzymes (pan PI3K inhibition) and dual inhibitory actions against mTORC1 and mTORC2.

VS-6063 is currently being evaluated in a Phase 1 study in combination with Merck & Co.’s PD-1 inhibitor pembrolizumab and gemcitabine in patients with advanced pancreatic cancer, a Phase 1/1b trial in combination with weekly paclitaxel for patients with ovarian cancer, a Phase 2 study in patients with non-small cell lung cancer, a Phase 2 trial preceding surgery in mesothelioma, a combination trial of VS-6063 and VS-5584 in patients with relapsed mesothelioma, and a recently announced a new Phase 1/1b clinical collaboration with Pfizer Inc. and Merck KGaA to evaluate VS-6063 in combination with avelumab, an anti-PD-L1 antibody, in patients with ovarian cancer. VS-6063 has received orphan drug designation for use in mesothelioma and ovarian cancer in the United States, the European Union and Australia. In addition to VS-6063, both our FAK inhibitor VS-4718 and our dual mTORC1/2 and PI3K inhibitor VS-5584 are in Phase 1 clinical trials in patients with advanced cancers either as single agents or in combination with other anti-cancer treatments.

Our operations to date have been organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock, our initial public offering in February 2012, our follow‑on offerings in July 2013 and January 2015 and sales of our common stock under our at‑the‑market equity offering program.

As of December 31, 2015, we had an accumulated deficit of $198.9 million. Our net loss was $57.9 million, $53.4 million and $41.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including our drug discovery efforts, and the development of our product candidates. Our research and development expenses consist of:

•	employee‑related expenses, including salaries, benefits, travel and stock‑based compensation expense;
•

external research and development expenses incurred under arrangements with third parties, such as contract research organizations  (CROs), clinical sites, manufacturing organizations and consultants, including our scientific advisory board;

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

We use our employee and infrastructure resources across multiple research and development projects. We do not allocate employee‑related expenses or depreciation to any particular project. In 2014, we began to allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project. The table below summarizes our external allocation of research and development expenses to our clinical programs for VS‑6063, VS‑4718 and VS‑5584, for the years ended December 31, 2015 and 2014. Prior to 2014, we did not track research and development expenses for specific clinical programs. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include $7.3 million and $5.9 million of personnel costs for the years ended December 31, 2015 and 2014, respectively.

	Year ended	Year ended
	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
VS-6063	$20,713	$16,186
VS-5584	2,739	2,679
VS-4718	2,545	2,921
Unallocated research and development expense	12,158	9,935
Unallocated stock‑based compensation expense	2,410	3,727
Total research and development expense	$40,565	$35,448

Due to the uncertainty in drug development and the stage of development of our product candidates, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.

We anticipate that our research and development expenses will increase significantly in future periods as we undertake costlier development activities for our existing and future product candidates, including larger and later‑stage clinical trials.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock‑based compensation expense, in our executive, finance and business development functions. Other general and administrative expenses include allocated facility costs and professional fees for legal, patent, investor and public relations, consulting, insurance premiums, audit, tax and other public company costs.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock‑based compensation described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

Stock‑based compensation

We recognize stock‑based compensation expense for stock options issued to employees based on the grant date fair value of the awards on a straight‑line basis over the requisite service period. We record stock‑based compensation expense for stock options issued to non‑employees based on the estimated fair value of the services received or of the equity instruments issued, whichever is more reliably measured, based on the vesting date fair value of the awards on a straight‑line basis over the vesting period.

We estimate the fair value of stock option awards using the Black‑Scholes option‑pricing model. Determining the fair value of share‑based awards requires the use of subjective assumptions, including the expected term of the award and expected stock price volatility. The assumptions used in determining the fair value of share‑based awards represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change, and we use different assumptions, our share‑based compensation could be materially different in the future. The risk‑free interest rate used for each grant is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock option. Because we do not have a sufficient history to estimate the expected term, we use the simplified method as described in SAB Topic 14.D.2 for estimating the expected term. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. Because there was no public market for our common stock prior to our initial public offering, we lacked company‑specific historical and implied volatility information. Therefore, we used the historical volatility of a representative group of public biotechnology and life sciences companies with similar characteristics to us. In 2012, subsequent to our initial public offering, we began to consider including our own historical volatility, based on future expectations. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We also recognize compensation expense for only the portion of options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options based on our historical forfeiture rate, adjusted for known trends, and used these rates in developing a future forfeiture rate.

We have also granted performance‑based restricted stock units (RSUs) with terms that allow the recipients to vest in a specific number of shares based upon the achievement of performance‑based milestones as specified in the grants. Share‑based compensation expense associated with these performance‑based RSUs is recognized if the performance condition is considered probable of achievement using management’s best estimates of the time to vesting for the achievement of the performance‑based milestones. If the actual achievement of the performance‑based milestones varies from our estimates, share‑based compensation expense could be materially different than what is recorded in the period. The cumulative effect on current and prior periods of a change in the estimated time to vesting for performance‑based RSUs will be recognized as compensation cost in the period of the revision, and recorded as a change in estimate.

While the assumptions used to calculate and account for share‑based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our underlying assumptions and estimates, our share‑based compensation expense could vary significantly from period to period.

As of December 31, 2015, there was approximately $10.0 million and approximately $104,000 of unrecognized stock‑based compensation, net of estimated forfeitures, related to stock options and restricted stock units, respectively, which are expected to be recognized over weighted‑average periods of 2.1 years and 0.1 years, respectively. There is no unrecognized stock‑based compensation related to restricted stock awards. The total unrecognized share‑based compensation cost will be adjusted for future changes in estimated forfeitures. See Notes 2 and 7 to our consolidated financial statements located in this Annual Report on Form 10‑K for further discussion of share‑based compensation.

RESULTS OF OPERATIONS

In December 2012, Verastem Securities Company, our wholly owned subsidiary, was incorporated. All financial information presented has been consolidated and includes the accounts of our wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Research and development expense.  Research and development expense for the year ended December 31, 2015 (2015 Period) was $40.6 million compared to $35.4 for the year ended December 31, 2014 (2014 Period). The $5.2 million increase from the 2014 Period to the 2015 Period was primarily related to an increase of approximately $5.8. million in external CRO expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, a $1.4 million increase in personnel related costs, primarily due to increased headcount and salaries (before our restructuring) and to restructuring costs associated with the reduction in workforce in October 2015, and an increase of approximately $558,000 in consulting expense. These increases were partially offset by a decrease of $1.3 million in stock-based compensation expense, $1.2 million in license fees related to the Encarta asset purchase in the 2014 Period and $126,000 in lab supplies.

General and administrative expense.  General and administrative expense for the 2015 Period was

$17.6 million compared to $18.2 million for the 2014 Period. The approximate $525,000 decrease from the 2014 Period to the 2015 Period primarily resulted from a decrease of approximately $1.1 million in stock-based compensation expense and a decrease in professional fees of approximately $446,000, primarily related to lower IP and general legal costs.  These decreases were partially offset by an increase of approximately $856,000 in personnel costs, due to increased headcount and salaries (before our restructuring) and to restructuring costs associated with the reduction in workforce in October 2015, and an increase in consulting fees of approximately $189,000.

Interest income.  Interest income increased to approximately $334,000 for the 2015 Period from approximately $242,000 for the 2014 Period. This increase was primarily due to a higher average investment balance for the 2015 Period compared to the 2014 Period.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Research and development expense.  Research and development expense for the year ended December 31, 2014 (2014 Period) was $35.4 million compared to $25.9 million for the year ended December 31, 2013 (2013 Period). The $9.5 million increase from the 2013 Period to the 2014 Period was primarily related to an increase of $7.6 million in CRO expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, a $1.4 million increase in personnel costs primarily due to increased headcount, an increase of approximately $528,000 in occupancy and maintenance expenses partially due to the relocation to our new facility, an approximate $412,000 net increase in license fees related to the Encarta asset purchase partially offset by the Poniard and S*Bio milestones incurred in the 2013 Period, an increase of approximately $265,000 in consulting expense and an approximate $152,000 increase in stock‑based compensation expense due to increased headcount. These increases were partially offset by a decrease in lab supplies of approximately $774,000 partially due to less activity as the Company transitioned to the new facility and to the increase in outsourced services.

General and administrative expense.  General and administrative expense for the 2014 Period was $18.2 million compared to $15.5 million for the 2013 Period. The $2.7 million increase from the 2013 Period to the 2014 Period primarily resulted from an increase of $1.6 million in stock‑based compensation expense primarily due to an increase in stock option grants, an increase in consulting fees of $1.0 million primarily related to preparation for potential commercialization, an increase of approximately $912,000 in personnel costs primarily due to an increase in salaries and headcount, and an increase of approximately $192,000 in occupancy expense partially due to the relocation to our new facility. These increases were partially offset by a net decrease in professional fees and other costs of $1.0 million.

Interest income.  Interest income increased to approximately $242,000 for the 2014 Period from approximately $200,000 for the 2013 Period. This increase was primarily due to a higher average investment balance for the 2014 Period compared to the 2013 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015 and sales of common stock under our at-the market equity offering program. As of December 31, 2015, we had received $68.1 million in net proceeds from the issuance of preferred stock and $190.1 million in net proceeds from our public offerings of common stock. As of December 31, 2015, we had $110.3 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, U.S. Treasury securities, government-sponsored securities, and corporate bonds and commercial paper of publicly traded companies.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in)
Operating activities	$(45,559)	$(36,902)	$(26,305)
Investing activities	(27,057)	43,140	(23,393)
Financing activities	63,585	8,774	58,491
Net increase (decrease) in cash and cash equivalents	$(9,031)	$15,012	$8,793

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The $8.7 million and $10.6 million increases in cash used in operating activities for the 2015 Period compared to the 2014 Period and the 2014 Period compared to the 2013 Period, respectively, are primarily due to an increase in research and development expenses related to our ongoing clinical trials and development of our lead product candidates.

The reduction in headcount in October 2015 is expected to result in annual savings of approximately $5.1 million in cash operating expenses on a going forward basis. We estimate aggregate cash payments of $1.1 million for one-time severance and related costs in the fourth quarter of 2015 and the 2016 fiscal year. We expect our cash used in operating activities to increase over time in connection with increased activity and progress in our ongoing and future programs.

Investing activities.  The cash used for investing activities for the 2015 Period primarily reflects the net purchases of investments of $26.8 million. The cash provided by investing activities for the 2014 Period reflects net maturities of investments of $45.7 million, partially offset by $2.4 million of property and equipment purchases primarily associated with the buildout of the Needham facility.

Financing activities.  The cash provided by financing activities for the 2015 Period primarily represents net proceeds of $63.9 million from the sale of shares of our common stock in our January 2015 follow-on offering and our at-the-market equity offering program, offset in part by approximately $417,000 of cash used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees. The cash provided by financing activities in the 2014 Period is primarily related to $9.6 million of net proceeds from our at-the-market equity offering program offset by approximately $780,000 of cash used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees.

In December 2013, we established an at-the-market equity offering program pursuant to which we are able to offer and sell up to $35.0 million of our common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. In November 2014, we commenced sales under this program.  Through December 31, 2014, we sold 1,346,676 shares under this program for net proceeds of approximately $11.6 million (after deducting commissions and other offering expenses) and we sold an additional 1,189,479 shares in the year ended December 31, 2015, for net proceeds of approximately $10.9 million (after deducting commissions and other offering expenses).  Of the cumulative net proceeds, $12.9 million and $9.6 million was received in the years ended December 31, 2015 and 2014, respectively.

In January 2015, we completed a follow-on offering in which we sold 8,337,500 shares of our common stock to the public at a price of $6.50 per share, including 1,087,500 shares issued pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from this offering were $50.9 million, after deducting underwriting discounts and commissions.

Reduction in force.  In October 2015, we announced a reduction of workforce by approximately 50% to 20 full time employees. All affected employees will receive severance pay and outplacement assistance. As a result of the reduction in force and associated costs, we estimate annual savings of approximately $5.1 million in cash operating expenses on a going forward basis, with estimated one-time severance and related costs of $1.1 million.

Of these one-time severance and related costs, approximately $349,000 was paid through December 31, 2015 and approximately $713,000 will be paid in 2016.

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

We expect our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements into 2018. We have based this estimate on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2015:

(in thousands)	Total	2016	2017 - 2018	2019 - 2020	Thereafter
Operating lease obligations	$1,996	$512	$1,069	$415	$—
License agreements(1)	—	—	—	—	—

(1)

As discussed in Note 10 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K, we are party to several agreements to license intellectual property. The license agreements require us to pay upfront license fees, ongoing annual license maintenance fees, and minimum royalty payments, totaling $155,000 per year beginning in 2016, as well as reimbursement of certain patent costs incurred by the licensors, as applicable. We have not included maintenance fees in the table above since the minimum annual payments are perpetual and the agreements are cancelable by us at any time upon prior written notice to the licensor.

In July 2012, we entered into a license agreement with Pfizer Inc. (Pfizer) under which Pfizer granted us worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer’s inhibitors of focal adhesion kinase (the Products), including VS‑6063, for all therapeutic, diagnostic and prophylactic uses in humans. We have the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions. We are solely responsible, at our own expense, for the clinical development of the Products, which is to be conducted in accordance with an agreed‑upon development plan. We are also responsible for all manufacturing and commercialization activities at our own expense. Pfizer was required to provide us with an initial quantity of clinical supply of one of the Products for an agreed upon price. We made a one‑time cash payment to Pfizer in the amount of $1.5 million and issued 192,012 shares of our common stock. Pfizer is also eligible to receive up to $2 million in developmental milestones and up to an additional $125 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid double digit royalties on future net sales of Products. Our royalty obligations with respect to each Product in each country begin on the date of first commercial sale of the Product in that country, and end on the later of 10 years after the date of first commercial sale of the Product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to us that covers the Product in that country.

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

Under our license agreement with Poniard that we entered into in November 2011 relating to VS‑4718 and certain other compounds, we paid an upfront license fee and agreed to pay Poniard milestone payments upon the achievement of specified development and regulatory milestones. In February 2014, we purchased the assets which were the subject of our license agreement with Poniard from Encarta, Inc. (Encarta), who had previously purchased those assets in 2013. In consideration for the assets, we issued 97,500 shares of common stock, a warrant to purchase 142,857 shares of common stock with an exercise price equal to $17.16 per share and paid $25,000. All existing obligations under the license agreement, including an achieved development milestone and an obligation to issue a warrant, were settled as part of this transaction. In connection with the asset purchase agreement, we also assumed the rights and obligations under the Scripps License Agreement. Pursuant to the Scripps License Agreement, we are obligated to pay Scripps potential product development milestone payments of up to an aggregate of $3,000,000 upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay Scripps low single‑ digit royalties as a percentage of net sales of licensed products, subject to adjustments in certain circumstances. Our obligation to pay royalties on net sales is on a country by country basis.

Under our separate exclusive license agreement with the Whitehead Institute, or the cancer diagnostic license agreement, which we amended and restated in December 2011, we paid an upfront license fee and agreed to make milestone payments of up to an aggregate of $825,000 to the Whitehead Institute upon achieving specified regulatory and commercialization milestones. In addition, we have agreed to pay the Whitehead Institute royalties as a percentage of net sales of licensed products. The royalty rate is in the mid‑single digits as a percentage of net sales.

OFF‑BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under Securities and Exchange Commission rules.

TAX LOSS CARRYFORWARDS

As of December 31, 2015, we had federal and state net operating loss carryforwards of $157.1 million and $155.5 million, respectively, which are available to reduce future taxable income. We also had federal and state tax credits of $3.2 million and $1.4 million, respectively, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2035. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three‑year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2015, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards of $72.6 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Deferred Taxes

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17, which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax assets and liabilities into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We have early adopted this standard in the fourth quarter of 2015 on a prospective basis, and it did not have an effect on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $110.3 million and $92.7 million as of December 31, 2015 and 2014, respectively, consisting of cash, United States Treasury money market funds, United States Treasury securities, government‑sponsored enterprise securities and corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short‑term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2015 and 2014, $2.1 million and 1.6 million of our total liabilities was denominated in currencies other than the functional currency, respectively.

Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F‑1 through F‑27 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Other than the information regarding our executive officers provided in Part I of this report under the heading “Business—Executive Officers of the Registrant,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of the Stockholders.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Consolidated Financial Statements

See Part II, Item 8 for the Financial Statements required to be included in this Annual Report on Form 10‑K.

Consolidated Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Exhibits

Those exhibits required to be filed by Item 601 of Regulation S‑K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of March 2016.

VERASTEM, INC.
By:	/s/ Robert Forrester

Robert Forrester
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert Forrester
	Chief Executive Officer and Director (Principal executive officer)	March 3, 2016
Robert Forrester
/s/ John B. Green, CPA
	Chief Financial Officer (Principal financial officer and Principal accounting officer)	March 3, 2016
John B. Green, CPA
/s/ Timothy Barberich
	Director	March 3, 2016
Timothy Barberich
/s/ Paul A. Friedman
	Director	March 3, 2016
Paul A. Friedman, M.D.
/s/ Michael Kauffman, M.D., Ph.D.
	Director	March 3, 2016
Michael Kauffman, M.D., Ph.D.
/s/ Alison Lawton
	Director	March 3, 2016
Alison Lawton
/s/ S. Louise Phanstiel
	Director	March 3, 2016
S. Louise Phanstiel
/s/ Stephen Sherwin, M.D.
	Director	March 3, 2016
Stephen Sherwin, M.D.
/s/ Henri Termeer
	Director	March 3, 2016
Henri Termeer
/s/ Christoph Westphal, M.D., Ph.D.
	Director	March 3, 2016
Christoph Westphal, M.D., Ph.D.

Verastem, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Verastem, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Verastem, Inc.

We have audited the accompanying consolidated balance sheets of Verastem, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verastem, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young

Boston, Massachusetts

March 3, 2016

Verastem, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$24,870	$33,901
Short-term investments	85,388	58,774
Prepaid expenses and other current assets	585	2,641
Total current assets	110,843	95,316
Property and equipment, net	2,048	2,825
Restricted cash	203	203
Other assets	—	305
Total assets	$113,094	$98,649
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,942	$3,216
Accrued expenses	6,098	5,519
Liability classified stock-based compensation awards	69	469
Total current liabilities	10,109	9,204
Other liabilities	516	677
Liability for shares subject to repurchase	—	2
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 36,941 and 27,259 shares issued and outstanding at December 31, 2015 and 2014, respectively	4	3
Additional paid-in capital	301,305	229,770
Accumulated other comprehensive income	43	11
Accumulated deficit	(198,883)	(141,018)
Total stockholders’ equity	102,469	88,766
Total liabilities and stockholders’ equity	$113,094	$98,649

See accompanying notes.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,

	2015	2014	2013
Operating expenses:
Research and development	$40,565	$35,448	$25,930
General and administrative	17,634	18,159	15,472
Total operating expenses	58,199	53,607	41,402
Loss from operations	(58,199)	(53,607)	(41,402)
Interest income	334	242	200
Net loss	$(57,865)	$(53,365)	$(41,202)
Net loss per share—basic and diluted	$(1.61)	$(2.07)	$(1.82)
Weighted-average number of common shares used in net loss per share—basic and diluted	35,932	25,804	22,680
Net loss	$(57,865)	$(53,365)	$(41,202)
Unrealized gains (losses) on available-for-sale securities	32	(17)	6
Comprehensive loss	$(57,833)	$(53,382)	$(41,196)

See accompanying notes.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2012	20,364,210	$2	$136,893	$22	$(46,451)	$90,466
Net loss	—	—	—	—	(41,202)	(41,202)
Unrealized gain on available-for-sale marketable securities	—	—	—	6	—	6
Issuance of common stock, net of issuance costs of $235	4,255,000	1	59,759	—	—	59,760
Vesting of restricted stock	417,718	—	9	—	—	9
Issuance of common stock resulting from exercise of stock options	81,795	—	33	—	—	33
Issuance of common stock resulting from vesting of restricted stock units and payment of tax withholdings	209,727	—	(1,302)	—	—	(1,302)
Stock-based compensation expense	—	—	9,676	—	—	9,676
Balance at December 31, 2013	25,328,450	$3	$205,068	$28	$(87,653)	$117,446
Net loss	—	—	—	—	(53,365)	(53,365)
Unrealized loss on available-for-sale marketable securities	—	—	—	(17)	—	(17)
Issuance of common stock, net of issuance costs of $43	1,346,676	—	11,646	—	—	11,646
Vesting of restricted stock	321,287	—	9	—	—	9
Issuance of common stock resulting from exercise of stock options	30,451	—	20	—	—	20
Issuance of common stock resulting from vesting of restricted stock units and payment of tax withholdings	135,008	—	(780)	—	—	(780)
Shares issued for technology rights	97,500	—	1,447	—	—	1,447
Stock-based compensation expense	—	—	12,360	—	—	12,360
Balance at December 31, 2014	27,259,372	$3	$229,770	$11	$(141,018)	$88,766
Net loss	—	—	—	—	(57,865)	(57,865)
Unrealized gain on available-for-sale marketable securities	—	—	—	32	—	32
Issuance of common stock resulting from follow-on offering	8,337,500	1	50,941	—	—	50,942
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $53	1,189,479	—	10,911	—	—	10,911
Vesting of restricted stock	7,995	—	2	—	—	2
Issuance of common stock resulting from exercise of stock options	33,658	—	13	—	—	13
Issuance of common stock resulting from vesting of restricted stock units and payment of tax withholdings	113,257	—	(417)	—	—	(417)
Stock-based compensation expense	—	—	10,085	—	—	10,085
Balance at December 31, 2015	36,941,261	$4	$301,305	$43	$(198,883)	$102,469

See accompanying notes.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(57,865)	$(53,365)	$(41,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	754	427	236
Stock-based compensation expense	10,085	12,360	9,676
Amortization of premiums and discounts on available-for-sale marketable securities	264	290	—
Non-cash expense related to purchase of technology rights	—	1,197	—
Loss on disposal of fixed assets	46	4	—
Changing in operating assets and liabilities:
Prepaid expenses and other current assets	276	27	(382)
Accounts payable	863	287	912
Accrued expenses and other liabilities	418	2,119	3,738
Liability classified stock-based compensation awards	(400)	(248)	717
Net cash used in operating activities	(45,559)	(36,902)	(26,305)
Investing activities
Purchases of property and equipment	(211)	(2,429)	(56)
Purchases of investments	(199,851)	(39,361)	(118,190)
Maturities of investments	173,005	85,047	94,853
Increase in restricted cash	—	(117)	—
Net cash (used in) provided by investing activities	(27,057)	43,140	(23,393)
Financing activities
Proceeds from the exercise of stock options	13	20	33
Net proceeds from the issuance of common stock and restricted common stock	63,989	9,534	59,760
Cash used to settle restricted stock liability	(417)	(780)	(1,302)
Net cash provided by financing activities	63,585	8,774	58,491
(Decrease) increase in cash and cash equivalents	(9,031)	15,012	8,793
Cash and cash equivalents at beginning of period	33,901	18,889	10,096
Cash and cash equivalents at end of period	$24,870	$33,901	$18,889
Supplemental disclosure of non-cash investing and financing activities
Proceeds from the issuance of common stock included in prepaid expenses and other current assets	$—	$2,085	$—
Purchases of property and equipment in accounts payable	$—	$196	$—

See accompanying notes.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Verastem, Inc. (the “Company”)  is a biopharmaceutical company focused on discovering and developing drugs to improve outcomes for patients with cancer. The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates and undertaking preclinical and clinical studies of its most advanced product candidates.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, inability to obtain marketing approval of product candidates, competitors developing new technological innovations, market acceptance of the Company’s products and protection of proprietary technology. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate product revenue or achieve profitability. As of December 31, 2015, the Company had an accumulated deficit of $198.9 million. The Company expects to continue to incur operating losses in future periods. The Company had cash, cash equivalents and investments of $110.3 million as of December 31, 2015.  The Company believes that its existing cash, cash equivalents and investments will be sufficient to fund its current operating plan and capital expenditure requirements for at least the next twelve months.

2. Significant accounting policies

Basis of consolidation

Effective December 2012, Verastem Securities Company was incorporated as a wholly owned subsidiary of the Company and all financial information presented has been consolidated and includes the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including estimates related to accruals and stock‑based compensation expense. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable. Actual results could differ from such estimates.

Segment and geographic information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision‑making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of developing drugs for the treatment of cancer.  All material long-lived assets of the Company reside in the United States.

Cash and cash equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of United States Treasury money market funds, government‑sponsored enterprise securities and corporate bonds and commercial paper of publicly traded companies. Cash equivalents are reported at fair value.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2015 and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands).

		Quoted prices	Significant other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash equivalents	$23,036	$11,464	$11,572	$—
Short-term investments	85,388	—	85,388	—
Total financial assets	$108,424	$11,464	$96,960	$—

Financial liabilities
Liability classified stock-based compensation awards	$69	$69	$—	$—
Total financial liabilities	$69	$69	$—	$—

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2014 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

		Quoted prices	Significant other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash equivalents	$32,140	$32,140	$—	$—
Short-term investments	58,774	—	58,774	—
Total financial assets	$90,914	$32,140	$58,774	$—
Financial liabilities
Liability classified stock-based compensation awards	$469	$469	$—	$—
Total financial liabilities	$469	$469	$—	$—

Investments

Investments and cash equivalents consist of investments in United States Treasury money market accounts, United States Treasury securities, government‑sponsored enterprise securities and corporate bonds and commercial paper of publicly traded companies that are classified as available‑for‑sale pursuant to Accounting Standards Codification (ASC) 320, Investments—Debt and Equity Securities. The Company classifies investments available to

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fund current operations as current assets on its consolidated balance sheets. Investments are classified as long‑term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity (deficit), until such gains and losses are realized. The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other‑than‑temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the consolidated statements of operations and comprehensive loss. There were no other‑than‑temporary declines in fair value of short‑term or long‑term investments for the years ended December 31, 2015, 2014 and 2013. Realized gains and losses are determined using the specific identification method and are included in interest income in the consolidated statements of operations and comprehensive loss. There were no realized gains or losses recognized for the years ended December 31, 2015, 2014 and 2013.

The Company reviews investments for other‑than‑temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other‑than‑temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of December 31, 2015 and 2014, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

As of December 31, 2015, cash, cash equivalents and investments included (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$13,298	$—	$—	$13,298
Government-sponsored enterprise securities (original maturities within 90 days)	2,000	—	—	2,000
Corporate bonds and commercial paper (original maturities within 90 days)	9,572	—	—	9,572
Total cash and cash equivalents	$24,870	$—	$—	$24,870
Investments:
Government-sponsored enterprise securities (due within 1 year)	$11,932	$5	$—	$11,937
Treasury securities (due within 1 year)	1,005	—	—	1,005
Corporate bonds and commercial paper (due within 1 year)	72,408	57	(19)	72,446
Total investments	$85,345	$62	$(19)	$85,388
Total cash, cash equivalents, and investments	$110,215	$62	$(19)	$110,258

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2014, cash, cash equivalents and investments included (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and cash equivalents	$33,901	$—	$—	$33,901
Total cash and cash equivalents	$33,901	$—	$—	$33,901
Investments:
Government-sponsored enterprise securities (due within 1 year)	$3,700	$—	$—	$3,700
Corporate bonds and commercial paper (due within 1 year)	55,063	18	(7)	55,074
Total investments	$58,763	$18	$(7)	$58,774
Total cash, cash equivalents, and investments	$92,664	$18	$(7)	$92,675

Concentrations of credit risk and off‑balance sheet risk

Cash and cash equivalents and investments are financial instruments that potentially subject the Company to concentrations of credit risk. As of December 31, 2015, the Company’s cash, cash equivalents and investments were deposited at two financial institutions. The Company maintains its cash and cash equivalents and investments with high quality, accredited financial institutions and, accordingly, the Company believes it is not exposed to any significant credit risk on these funds. The Company has no significant off‑balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Property and equipment

Property and equipment consists of laboratory equipment, office furniture, computer equipment and leasehold improvements. Expenditures for repairs and maintenance are recorded to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation and amortization is calculated using the straight‑line method over the following estimated useful lives of the assets:

Laboratory equipment	5	years
Furniture	5	years
Computer equipment	3	years
Leasehold improvements	Lesser of useful life or life of lease

Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

The Company reviews its long‑lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset’s book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No material impairment losses have been recorded through December 31, 2015.

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

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performed or when the goods have been received rather than when the payment is made. Research and development expenses consist of:

•	employee‑related expenses, including salaries, benefits, travel and stock‑based compensation expense;
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

Stock‑based compensation

The Company expenses the fair value of employee stock options over the requisite service period, which is the vesting period. Compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted annually to reflect actual forfeitures. The grant date fair value of each stock‑based award is estimated using the Black‑Scholes option pricing model and is expensed on a straight‑line basis over the vesting period. Awards subject to performance based vesting requirements are expensed utilizing an accelerated attribution model if achievement of the performance criteria is determined to be probable.

Stock‑based awards issued to nonemployees, including directors for non‑board related services, are accounted for based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. Stock option awards are revalued at each reporting date and upon vesting using the Black‑Scholes option pricing model and are expensed on a straight‑line basis over the vesting period.

Stock‑based compensation awards which allow for greater than the minimum statutory tax withholdings are classified as liabilities. These awards are revalued at each reporting date and are expensed on a straight‑line basis over the vesting period. Upon settlement, the awards are revalued and the amounts are reclassified to additional paid‑in capital. Shares are withheld to cover the tax withholding and amounts paid to settle the tax liability are recorded as a reduction of additional paid‑in capital.

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

Net loss per share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted‑average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, unvested restricted stock and the warrant issued in 2014 are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. All potentially dilutive securities were excluded from the calculation of diluted net loss per share as the securities were anti‑dilutive for all periods presented.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti‑dilutive effect:

	Year Ended December 31,
	2015	2014	2013
Outstanding stock options	5,390,130	4,206,440	2,388,062
Outstanding warrants	142,857	142,857	—
Restricted stock units	53,751	293,747	529,850
Unvested restricted stock	—	7,995	329,282
	5,586,738	4,651,039	3,247,194

Recent Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).  The ASU requires lessees to put most leases on their balance sheets as a liability for the obligation to make lease payments and as a right-of-use asset, but recognize expenses on the income statements in a manner similar to today’s accounting.  The guidance also eliminates the current real estate-specific provisions for all entities.  For calendar-year public entities, the guidance becomes effective in 2019 and interim periods within that year.  Early adoption is permitted for all entities. The Company has not chosen early adoption for this ASU and is currently evaluating its effect on the Company’s consolidated financial statements.

Income Taxes

In November 2015, the FASB issued ASU 2015-17,  Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740).  ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax assets and liabilities into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company has  early adopted this standard in the fourth quarter of 2015 on a prospective basis, and it did not have an effect on the Company’s consolidated financial statements.

Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity’s ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has evaluated the impact of the adoption of ASU 2014-15 on its 2015 consolidated financial statements and determined that there is not substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the 2015 consolidated financial statements.

Revenue Recognition

 In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance was originally pronounced to become effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. On July 9, 2015, the FASB decided to defer the effective date of the ASU by one year. As a result, the Company will be required to apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and would be permitted to adopt the ASU early, but not before the original public organization effective date (annual periods beginning after December 15, 2016). Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect, if any, the adoption of this guidance will have on its consolidated financial statements as through December 31, 2015 the Company has yet to record revenue from its operations.

3. Property and equipment, net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,	December 31,
	2015	2014
Leasehold improvements	$2,104	$2,096
Laboratory equipment	908	1,040
Furniture and fixtures	325	325
Computer equipment	240	225
	3,577	3,686
Less: accumulated depreciation and amortization	(1,529)	(861)
	$2,048	$2,825

Approximate total depreciation and amortization expenses amounted to $754,000,  $427,000 and $236,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2015	2014
Prepaid contract research organization costs	$404	$238
Interest receivable	154	113
Receivable from unsettled at-the-market equity transactions	—	2,085
Receivable related to tenant improvement allowance	—	150
Prepaid other	27	55
	$585	$2,641

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accrued expenses

Accrued expenses are as follows (in thousands):

	December 31,	December 31,
	2015	2014
Contract research organization costs	$3,782	$3,049
Compensation and related benefits	1,802	1,990
Professional fees	260	233
Deferred rent	160	144
Other	94	103
	$6,098	$5,519

6. Common stock

As of December 31, 2015 and 2014, the Company had reserved the following shares of common stock for the issuance of common stock for vested restricted stock units, the exercise of stock options, and an outstanding warrant (in thousands):

	December 31,	December 31,
	2015	2014
Shares reserved under equity compensation plans	5,958	5,083
Shares reserved for inducement grants	750	750
Shares reserved for outstanding warrants	143	143
	6,851	5,976

Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

At-the-market equity offering program

In December 2013, the Company established an at-the-market equity offering program pursuant to which it was able to offer and sell up to $35.0 million of its common stock at then current market prices from time to time. In November 2014, the Company commenced sales under this program. During the years ended December 31, 2015 and 2014, the Company sold 1,189,479 and 1,346,676 shares of common stock, respectively, under this program with net proceeds (after deducting commissions and other offering expenses) of $12.9 million and $9.6 million, respectively.

Warrant

In February 2014, in connection with the acquisition of intellectual property rights from Encarta, Inc., the Company issued a warrant to purchase 142,857 shares of common stock exercisable at a price of $17.16 per share that expires 3 years from the issuance date.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock‑based compensation

Stock‑based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$2,411	$3,727	$3,575
General and administrative	7,273	8,385	6,818
Total stock-based compensation expense	$9,684	$12,112	$10,393

Of the $9.7 million of stock-based compensation expense recorded during the year ended December 31, 2015, $10.1 million was recorded to additional paid-in capital and approximately $400,000 was recorded as a decrease in liability classified awards.  Of the $12.1 million of stock-based compensation expense recorded during the year ended December 31, 2014, approximately $12.3 million was recorded to additional paid-in capital and approximately $248,000 was recorded as a decrease in liability classified awards.  Of the $10.4 million of stock-based compensation expense recorded during the year ended December 31, 2013, approximately $9.7 million was recorded to additional paid-in capital and approximately $717,000 was recorded as  an increase in liability classified awards.

The Company has awards outstanding under two equity compensation plans, the 2012 Incentive Plan (the “2012 Plan”) and the 2010 Equity Incentive Plan (the “2010 Plan”), as well as the inducement award program. Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the individual plans. To date, most options granted by the Company vest twenty-five percent (25%) one year from vesting start date and six and a quarter percent (6.25%) for each successive three-month period, thereafter (subject to acceleration of vesting in the event of certain change of control transactions) and are exercisable for a period of ten years from the date of grant.

2012 Incentive Plan

The 2012 Plan became effective immediately upon the closing of the Company’s IPO in February 2012. Upon effectiveness of the 2012 Plan, the Company ceased making awards under the 2010 Plan. The 2012 Plan initially allows the Company to grant awards for up to 3,428,571 shares of common stock, plus the number of shares of common stock available for grant under the 2010 Plan as of the effectiveness of the 2012 Plan (which was an additional 30,101 shares), plus that number of shares of common stock related to awards outstanding under the 2010 Plan which terminate by expiration, forfeiture, cancellation or otherwise. The 2012 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase will be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors. On January 1, 2015 and January 1, 2014, the number of shares available for issuance under the 2012 Plan increased by 1,081,045 and 1,026,309,  respectively, for shares under this provision. Awards under the 2012 Plan may include the following award types: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), other stock‑based or cash‑based awards and any combination of the foregoing. As of December 31, 2015, under the 2012 Plan, the Company has granted stock options for 6,331,493 shares of common stock, of which 1,283,968 have been forfeited and restricted stock units for 909,918 shares of common stock, of which 150,101 have been forfeited. The exercise price of each option has been equal to the closing price of a share of our common stock on the grant date.  On January 1, 2016, the number of shares available for issuance under the 2012 Plan increased by 1,285,714.

Inducement Award Program

In December 2014, the Company established an inducement award program (in accordance with NASDAQ

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase up to an aggregate of 750,000 shares of common stock to new or prospective employees as inducement to enter into employment with the Company. The program is governed by the terms of the 2012 Plan but does not fall under the 2012 Plan. As of December 31, 2015 and 2014, the Company granted 210,000 and 0 shares of common stock under the program, of which 75,000 and 0 have been forfeited, respectively.

Restricted Common Stock

In connection with the Company’s formation, the founders purchased an aggregate of 2,857,138 shares of Company’s common stock at fair value on the date of issuance. The shares were issued subject to restricted stock agreements between the Company and each founder, which allow the Company, at its discretion, to repurchase unvested shares if the founder’s relationship with the Company is terminated. Under these agreements, twenty-five percent (25%) of the shares vested immediately and the remaining seventy-five percent (75%) of shares vest ratably in quarterly installments over the subsequent four years.

The Company records stock‑based compensation expense for the common stock subject to repurchase, or restricted common stock grants, based on the grant date fair value for employees and the reporting date and upon vesting fair value for non‑employees. The fair value of the award is considered the intrinsic value as of each measurement date. All of the restricted shares were issued at a purchase price equal to the fair value of the common stock on the date of issuance. The Company recorded stock‑based compensation expense associated with restricted common stock grants of $0, $1.7 million and $3.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of the Company’s restricted stock activity and related information is as follows:

		Weighted-average
		grant date
		fair value
	Shares	per share
Unvested at December 31, 2014	7,995	$0.28
Vested	(7,995)	$0.28
Unvested at December 31, 2015	—	$—

No restricted common stock was granted during the years ended December 31, 2015, 2014 and 2013. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was approximately $59,000,  $2.2 million and $3.3 million, respectively. As of December 31, 2015, there was no unrecognized stock‑based compensation expense as all shares of restricted stock had vested.

Restricted Stock Units

A summary of the Company’s restricted stock units (“RSU”) and related information is as follows:

		Weighted-
		average
		grant date
		fair value
	Shares	per share
Unvested at December 31, 2014	293,747	$10.54
Vested	(164,410)	$10.70
Forfeited	(75,586)	$9.85
Unvested at December 31, 2015	53,751	$11.00

No restricted stock units were granted during the years ended December 31, 2015, 2014 and 2013. The total fair value of restricted stock units vested during the years ended December 31, 2015, 2014 and 2013 was

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.6 million, $2.2 million and $3.4 million, respectively. As of December 31, 2015, there was approximately $104,000 of total unrecognized stock‑based compensation expense related to unvested RSUs granted under the 2012 Plan. The expense is expected to be recognized over a weighted‑average period of 0.1 years.

During 2012, the Company issued a restricted stock unit for 103,306 shares to an employee. The award vests up to 25% per year based on the achievement of stated objectives. The objectives related to 2015 were established on January 8, 2015. In December 2015, the Board of Directors elected not to approve any payment under this award for the year ended December 31, 2015. The Company did not record any stock-based compensation expense for this award during the year ended December 31, 2015. The objectives related to 2014 were established on January 7, 2014 and the objectives were determined to be met on January 8, 2015. The Company recorded $158,000 of stock-based compensation expense for this award during the year ended December 31, 2014 based on the achievement of the stated objectives. The objectives related to 2013 were established on January 15, 2013 and the objectives were determined to be met on December 17, 2013. The Company recorded $294,000 of stock‑based compensation expense for this award during the year ended December 31, 2013 based on the achievement of the stated objectives.

During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 697,060 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the consolidated statements of operations and comprehensive loss. The Company will record stock‑based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the year ended December 31, 2015, 2014 and 2013, the Company deposited approximately $417,000,  $780,000 and $1.3 million, respectively, with tax authorities to settle the tax liability for awards that settled during the respective periods. The liability related to these awards of approximately $69,000,  approximately $469,000 and approximately $717,000 is recorded as liability classified stock‑based compensation awards on the consolidated balance sheets as of December 31, 2015, 2014 and 2013, respectively.

Stock Options

A summary of the Company’s stock option activity and related information follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2014	4,206,440	$10.38	8.4	$2,593
Granted	2,424,864	$5.99
Exercised	(33,638)	$0.38		$249
Forfeited	(1,207,536)	$9.31
Outstanding at December 31, 2015	5,390,130	$8.71	8.1	$175
Vested at December 31, 2015	2,753,484	$9.95	7.3	$175
Vested and expected to vest at December 31, 2015(1)	5,174,667	$8.75	8.1	$175

(1)

This represents the number of vested options as of December 31, 2015, plus the number of unvested options expected to vest as of December 31, 2015, based on the unvested options at December 31, 2015, adjusted for the estimated forfeiture rate.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each employee stock option was estimated at the date of grant using a Black‑Scholes option‑pricing model with the following assumptions:

	Year Ended
	December 31,
	2015	2014	2013
Risk-free interest rate	1.75%	1.99%	1.14%
Volatility	73%	81%	75%
Dividend yield	—	—	—
Expected term (years)	6.0	6.0	6.0

The Company uses the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin Topic 14.D.2 to calculate the expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post‑vesting termination behavior among its employee population. The computation of expected volatility is based on the historical volatility of a representative group of public biotechnology and life sciences companies with similar characteristics to the Company, including early stage of product development and therapeutic focus. The Company also considers its own historical volatility. The risk‑free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. Management assesses expected forfeitures based on the experience of the Company coupled with comparison to data from the representative group of companies and recognizes compensation costs only for those equity awards expected to vest.

The Company recorded stock‑based compensation expense associated with employee stock options of $7.9 million, $7.8 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted‑average grant date fair value of options granted in the years ended December 31, 2015, 2014 and 2013 was $3.80,  $8.61 and $6.55 per share, respectively.  The fair value of options that vested during the years ended December 31, 2015, 2014 and 2013 was $9.5 million, $6.6 million and $2.9 million, respectively.

At December 31, 2015, there was $10.0 million of total unrecognized compensation cost related to unvested stock options and the Company expects to recognize this cost over a remaining weighted‑average period of 2.1 years.

8. Income Taxes

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $157.5 million and $155.9 million, respectively, which are available to reduce future taxable income. The Company also had federal and state tax credits of $3.2 million and $1.4 million, respectively, which may be used to offset future tax liabilities. The net operating loss (NOL) and tax credit carryforwards will expire at various dates through 2035. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three‑year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended
	December 31,
	2015	2014
Income tax benefit using U.S. federal statutory rate	34.00%	34.00%
State tax benefit, net of federal benefit	5.91%	4.73%
Research and development tax credits	1.49%	1.51%
Permanent items	(3.02)%	(6.25)%
Change in the valuation allowance	(41.90)%	(34.34)%
Other	3.52%	0.35%
	—%	—%

The principal components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$61,606	$42,352
Capitalized research and development	1,984	2,154
Research and development credits	4,087	2,880
Stock-based compensation	4,401	726
Other	478	199
Gross deferred tax assets	72,556	48,311
Valuation allowance	(72,556)	(48,311)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2015 and 2014 because the Company’s management believes that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of $24.2 million, $18.3 million and $14.5 million in the years ended December 31, 2015, 2014 and 2013, respectively, primarily relates to the net loss incurred by the Company.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. From inception and through December 31, 2015, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development (R&D) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

9. Commitments and contingencies

In May 2011, the Company entered into a non‑cancelable operating lease for office and laboratory space, which expired on October 31, 2014. The lease agreement provided for free rent for the first four months of the lease term and included escalating rent payments. Rent expense was recorded on a straight‑line basis over the lease term,

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordingly. The Company secured a letter of credit for $86,000 in connection with the lease, which was released upon expiration of the lease.

On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014 and expires on September 30, 2019. The Company began using the leased premises as its corporate headquarters and commenced rent payments effective September 22, 2014. The Company has agreed to pay an initial annual base rent of approximately $493,000, which base rent increases after every twelve-month period during the lease term to approximately $554,000 for the last twelve-month period. The Company is recording rent expense on a straight-line basis, beginning in April 2014. The Company also received a tenant improvement allowance of approximately $684,000 in connection with the lease. The Company has accounted for the allowance as a lease incentive, which is being recorded as a reduction to rent expense over the lease term. Deferred rent and lease incentive obligation are included in accrued expenses (current portion) and other liabilities (noncurrent portion) in the consolidated balance sheets. The Company has also agreed to pay its proportionate share of increases in operating expenses and property taxes for the building in which the leased space is located. The Company has provided a security deposit in the form of a letter of credit in the amount of approximately $203,000, which may be reduced to approximately $162,000 on April 15, 2016. The amount is included in long term restricted cash on the consolidated balance sheets.

The minimum aggregate future lease commitments are as follows (in thousands):

2016	$512
2017	527
2018	542
2019	415
2020	—
Thereafter	—
Total	$1,996

The Company recorded rent expense of approximately $352,000,  approximately $541,000 and approximately $366,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

developed, the type and development path of the products, and other related factors. Milestone payments could total up to $1.6 million. The Company may terminate the agreement at any time with 90 days’ prior written notice.

On December 16, 2011, the Company amended and restated an existing non‑exclusive license agreement with the Licensor pursuant to which the Company obtained an exclusive license to certain intellectual property. The Company paid the Licensor an upfront license fee and agreed to make milestone payments of up to $825,000 upon the achievement of specified regulatory and commercialization milestones. In addition, the Company agreed to pay royalties as a percentage of net sales of licensed products.

Under the license agreement with Poniard that the Company entered into in November 2011 relating to VS‑4718 and certain other compounds, the Company paid an upfront license fee and agreed to pay Poniard milestone payments upon the achievement of specified development and regulatory milestones. In February 2014, the Company purchased the assets which were the subject of the license agreement with Poniard from Encarta, Inc. (“Encarta”), who had previously purchased these assets in 2013. In consideration for these assets, the Company issued 97,500 shares of common stock, a warrant to purchase 142,857 shares of common stock with an exercise price equal to $17.16 per share and paid $25,000. All existing obligations under the license agreement, including an achieved development milestone and an obligation to issue a warrant, were settled as part of this transaction. The Company incurred $1.2 million of research and development expense in 2014 as a result of this transaction. In connection with the asset purchase agreement, the Company also assumed the rights and obligations under the Scripps License Agreement. Pursuant to the Scripps License Agreement, the Company is obligated to pay Scripps potential product development milestone payments of up to an aggregate of $3,000,000 upon the achievement of specified development and regulatory milestones. In addition, the Company is obligated to pay Scripps low single‑digit royalties as a percentage of net sales of licensed products, subject to adjustments in certain circumstances. The Company’s obligation to pay royalties on net sales is on a country by country basis.

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

On July 11, 2012, the Company entered into a license agreement with Pfizer Inc. (Pfizer), under which Pfizer granted the Company worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer’s inhibitors of focal adhesion kinase (Products) for all therapeutic, diagnostic and prophylactic uses in humans. The Company is solely responsible, at its expense, for the clinical development of the Products, which is to be conducted in accordance with an agreed‑upon development plan. The Company is also responsible for all manufacturing and commercialization activities at its own expense. Pfizer is required to provide the Company with an initial quantity of clinical supply of one of the Products for an agreed upon price. Under the agreement, the Company made a one‑time cash payment to Pfizer in the amount of $1.5 million and issued 192,012 shares of its common stock. Pfizer is also eligible to receive up to $2 million in developmental milestones and up to an additional $125 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid double digit royalties on future net sales of Products. The Company’s

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

royalty obligations with respect to each Product in each country begin on the date of first commercial sale of the Product in that country, and end on the later of 10 years after the date of first commercial sale of the Product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to the Company that covers the Product in that country. The Company accounted for the license agreement as the licensing of in‑process research and development with no alternative future use. Accordingly, the Company recorded research and development expense for the year ended December 31, 2012 associated with the cash payment of $1.5 million and the fair value of shares of common stock issued to Pfizer of $2.0 million.

11. Employee benefit plan

In June 2011, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre‑tax or post‑tax contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made approximate contributions to the 401(k) Plan of $295,000,  $219,000 and $160,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

12. Reduction in force

In October 2015, the Company announced a reduction of workforce by approximately 50% to 20 full time employees. All affected employees will receive severance pay and outplacement assistance. As a result of the reduction in force and associated costs, the Company estimates one-time severance and related costs of $1.1 million.  Of these one-time severance and related costs, approximately $349,000 was paid through December 31, 2015 and approximately $713,000 will be paid in 2016.

13. Quarterly financial information (unaudited, in thousands, except per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Ended		Ended		Ended		Ended
	March 31,		June 30,		September 30,		December 31,
	2015		2015		2015		2015
Operating expenses:
Research and development	$10,528		$11,045		$11,304		$7,688
General and administrative	4,714		4,417		4,230		4,273
Total operating expenses	15,242		15,462		15,534		11,961
Loss from operations	(15,242)		(15,462)		(15,534)		(11,961)
Interest income	62		85		89		98
Net loss	$(15,180)		$(15,377)		$(15,445)		$(11,863)
Net loss per share —basic and diluted	$(0.46)		$(0.42)		$(0.42)		$(0.32)
Weighted-average number of common shares used in net loss per share —basic and diluted	33,323	(a)(b)	36,522	(b)	36,898	(b)	36,935

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Operating expenses:
Research and development	$8,411	$8,305	$9,047	$9,685
General and administrative	4,723	4,782	4,341	4,313
Total operating expenses	13,134	13,087	13,388	13,998
Loss from operations	(13,134)	(13,087)	(13,388)	(13,998)
Interest income	72	65	56	49
Net loss	$(13,062)	$(13,022)	$(13,332)	$(13,949)
Net loss per share —basic and diluted	$(0.51)	$(0.51)	$(0.52)	$(0.53)
Weighted-average number of common shares used in net loss per share —basic and diluted	25,478	25,669	25,811	26,248	(c)

(a)

In January 2015, the Company closed a public offering in which it sold 8,337,500 shares of its common stock at a price of $6.50 per share, including 1,087,500 shares issued pursuant to the exercise of the underwriters’ option to purchase additional shares, which resulted in net proceeds of $50.9 million.

(b)

In the first, second and third quarters of 2015, the Company sold 470,309,  690,370 and 28,800 shares of its common stock under the Company’s at-the-market equity offering program, which resulted in net proceeds of $4.4 million, $6.2 million and approximately $250,000, respectively

(c)	In November and December 2014, the Company sold 1,346,676 shares of common stock under the Company’s at-the-market equity offering program which resulted in net proceeds of $11.6 million.

14. Subsequent events

The Company reviews all activity subsequent to year end but prior to the issuance of the consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. The Company is not aware of any material subsequent events.

EXHIBIT INDEX

Exhibit number	Description of exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10‑K (File No. 001‑35403) filed by the Registrant on March 30, 2012)

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

4.1

Second Amended and Restated Investors’ Rights Agreement, dated November 1, 2011, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on November 3, 2011)

4.2

Registration Rights Agreement, dated July 11, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8‑K (File No. 001‑35403) filed by the Registrant on July 11, 2012)

4.3

Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

4.4

Common Stock Warrant Agreement between the Registrant and Encarta, Inc. dated February 21, 2014 (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on May 8, 2014)

10.1#	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on November 3, 2011)

10.2#	2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.3#

Form of Incentive Stock Option Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.4#

Form of Nonqualified Stock Option Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.5#

Form of Restricted Stock Unit Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.6#

Amended and Restated Employment Agreement between the Registrant and Robert Forrester (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.7#

Amended and Restated Employment Agreement between the Registrant and Jonathan Pachter (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.8#

Form of Indemnification Agreement between the Registrant and each director (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on December 7, 2011)

10.9

Lease Agreement, dated April 15, 2014, between the Registrant and Intercontinental Fund III 117 Kendrick Street LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K (File No. 001‑35403, filed by the Registrant on April 18, 2014)

10.10†

Amended and Restated Exclusive Patent License Agreement and Tangible Property Agreement, dated January 11, 2012, by and among the Registrant and the Whitehead Institute for Biomedical Research (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.11†

Exclusive Patent License Agreement, dated December 16, 2011, by and among the Registrant and the Whitehead Institute for Biomedical Research (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on December 22, 2011)

10.12†

License Agreement dated May 5, 2008 by and between The Scripps Research Institute and Poniard Pharmaceuticals, Inc. (Registrant assumed the rights and obligations of Encarta, Inc., which previously assumed the rights and obligations from Poniard Pharmaceuticals, Inc., on February 21, 2014) (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on May 8, 2014)

10.13†

Letter Agreement, dated October 1, 2010, between the Registrant and the Broad Institute (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on November 3, 2011)

10.14#

Letter Agreement, dated August 20, 2010, between the Registrant and Eric Lander, Ph.D. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on November 3, 2011)

10.15#

Letter Agreement, dated July 30, 2010, as amended October 18, 2010, between the Registrant and Robert Weinberg, Ph.D. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on November 3, 2011)

10.16#

Restricted Stock Purchase Agreement, dated August 11, 2010, between the Registrant and Christoph Westphal (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10‑K (File No. 001‑35403) filed by the Registrant on March 30, 2012)

10.17#

Employment Agreement, dated March 1, 2012, between the Registrant and Daniel Paterson (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10‑K (File No. 001‑35403) filed by the Registrant on March 26, 2013)

10.18†

Asset Purchase Agreement, dated May 10, 2012, by and between the Registrant and S*Rio Pte Ltd. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on August 13, 2012)

10.19†

License Agreement, dated July 11, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on August 13, 2012)

10.20#

Offer Letter, dated as of September 18, 2012, by and between the Registrant and Christoph Westphal, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on November 13, 2012)

10.21#

Restricted Stock Unit Agreement, dated as of September 18, 2012, by and between the Registrant and Christoph Westphal, M.D., Ph.D. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on November 13, 2012)

10.22#

Restricted Stock Unit Agreement, dated as of September 18, 2012, by and between the Registrant and Christoph Westphal, M.D., Ph.D. (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on November 13, 2012)

10.23#

Employment Agreement, dated as of October 23, 2012, by and between the Registrant and Joanna Horobin (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on November 13, 2012)

10.24#

Amendment to Form of Restricted Stock Unit Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10‑K (File No. 001‑35403) filed by the Registrant on March 26, 2013)

10.25#

Employment Agreement, dated May 10, 2013, by and between the Registrant and John B. Green, CPA (incorporated by reference to Exhibit 99.2 to current report on Form 8‑K (File No. 001‑35403) filed by the Registrant on May 14, 2013)

10.26#

Letter Agreement, dated June 6, 2013, by and between the Registrant and Robert Forrester (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on August 13, 2013)

10.27†

Letter Agreement, dated December 7, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10‑K (File No. 001‑35403) filed by the Registrant on March 6, 2014)

10.28#

Amended and Restated Employment Agreement, dated November 22, 2013, by and between the Registrant and Robert Forrester (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10‑K (File No. 001‑35403) filed by the Registrant on March 6, 2014)

10.29#	Letter Agreement with Robert Forrester, dated June 6, 2013 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on August 13, 2013)

10.30#

Employment Agreement between the Registrant and Monica Singh (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on May 8, 2014)

10.31#

Consulting Agreement between the Registrant and Joanna Horobin, dated June 10, 2015 and effective July 10, 2015 (incorporated by reference to Exhibit 10.1 to Current Report Form 8-K (File No. 001-35403) filed by the Registrant on June 10, 2015)

10.32*#	Letter Agreement, dated December 1, 2015, by and between the Registrant and John B. Green.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a)

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

†Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

‡Confidential treatment requested under 17 C.F.R. §200.80(b)(4) and Rule 24b‑2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

#Management contract or compensatory plan, contract or agreement.