Form 10-Q
period 2016-03-31
Verastem, Inc.
filed 2016-05-09
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001‑35403

Verastem, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3269467 (I.R.S. Employer Identification Number)
117 Kendrick Street, Suite 500 Needham, MA (Address of principal executive offices)	02494 (Zip Code)

(781) 292-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of May 2, 2016 there were 36,992,418 shares of Common Stock, $0.0001 par value per share, outstanding.

FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10‑Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. Such statements relate to, among other things, the development of our product candidates, including VS-6063, VS-4718 and VS-5584, and our FAK, PI3K/mTOR, and diagnostics programs generally, the timeline for clinical development and regulatory approval of our product candidates, the expected timing for the reporting of data from on-going trials, the structure of our planned or pending clinical trials, additional planned studies, our rights to develop or commercialize our product candidates and our ability to finance contemplated development activities and fund operations for a specified period. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$15,147	$24,870
Short-term investments	84,388	85,388
Prepaid expenses and other current assets	1,002	585
Total current assets	100,537	110,843
Property and equipment, net	1,865	2,048
Restricted cash	162	203
Total assets	$102,564	$113,094
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,595	$3,942
Accrued expenses	3,529	6,098
Liability classified stock-based compensation awards	—	69
Total current liabilities	6,124	10,109
Other liabilities	472	516
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 36,992 and 36,941 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	303,006	301,305
Accumulated other comprehensive income	135	43
Accumulated deficit	(207,177)	(198,883)
Deficit accumulated during the development stage
Total stockholders’ equity	95,968	102,469
Total liabilities and stockholders’ equity	$102,564	$113,094

See accompanying notes.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended
	March 31,
	2016	2015
Operating expenses:
Research and development	$4,179	$10,528
General and administrative	4,255	4,714
Total operating expenses	8,434	15,242
Loss from operations	(8,434)	(15,242)
Interest income	140	62
Net loss	$(8,294)	$(15,180)
Net loss per share—basic and diluted	$(0.22)	$(0.46)
Weighted-average number of common shares used in net loss per share—basic and diluted	36,975	33,323
Net loss	$(8,294)	$(15,180)
Unrealized gains on available-for-sale securities	92	28
Comprehensive loss	$(8,202)	$(15,152)

See accompanying notes.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended
	March 31,
	2016	2015
Operating activities
Net loss	$(8,294)	$(15,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	188
Stock-based compensation expense	1,706	3,134
Amortization of premiums and discounts on available-for-sale marketable securities	(12)	58
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(376)	(250)
Accounts payable	(1,347)	891
Accrued expenses and other liabilities	(2,613)	(355)
Liability classified stock-based compensation awards	(69)	(213)
Net cash used in operating activities	(10,822)	(11,727)
Investing activities
Purchases of property and equipment	—	(196)
Purchases of investments	(36,346)	(78,326)
Maturities of investments	37,450	31,123
Net cash provided by (used in) investing activities	1,104	(47,399)
Financing activities
Proceeds from the exercise of stock options	—	7
Net proceeds from the issuance of common stock and restricted common stock	—	55,566
Cash used to settle restricted stock liability	(5)	(223)
Net cash (used in) provided by financing activities	(5)	55,350
Decrease in cash and cash equivalents	(9,723)	(3,776)
Cash and cash equivalents at beginning of period	24,870	33,901
Cash and cash equivalents at end of period	$15,147	$30,125
Supplemental disclosure of non-cash investing and financing activities
Proceeds from the issuance of common stock included in prepaid expenses and other current assets	$—	$1,972
Public offering costs in accounts payable and accrued expenses and other liabilities	$—	$55
Purchases of property and equipment in accounts payable	$—	$8

See accompanying notes.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 3, 2016.

Recent accounting pronouncements

Employee share-based payments

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting.  The standard will revise accounting for share-based compensation arrangements, including the income tax impact and classification on the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2016.  Early adoption is permitted.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).   The ASU requires lessees to put most leases on their balance sheets as a liability for the obligation to make lease payments and as a right-of-use asset, but recognize expenses on the income statements in a manner similar to today’s accounting.  The guidance also eliminates the current real estate-specific provisions for all entities.  For calendar-year public entities, the guidance becomes effective in 2019 and interim periods within that year.  Early adoption is permitted for all entities. The Company has not chosen early adoption for this ASU and is currently evaluating its effect on the Company’s consolidated financial statements.

Going concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity’s ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has evaluated the impact of the adoption of ASU 2014-15 on its three months ended March 31, 2016 consolidated financial statements and determined that there is not substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the three months ended March 31, 2016 consolidated financial statements.

There have been no changes to the Company’s significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 3, 2016.

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value at March 31, 2016 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted prices	Significant other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash equivalents	$13,176	$13,176	$—	$—
Short-term investments	84,388	—	84,388	—
Total financial assets	$97,564	$13,176	$84,388	$—

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

The Company’s cash equivalents and investments are comprised of United States Treasury money market accounts, United States Treasury securities, government-sponsored enterprise securities, and corporate bonds and commercial paper. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2016 and December 31, 2015.

The Company’s liability classified stock-based compensation awards are comprised of restricted stock units (RSUs) that allow for greater than minimum statutory tax withholdings. These awards are valued based on the fair value of the Company’s common stock underlying the awards, which is traded on an active market. During the first quarter of 2013, the Company amended the terms of certain RSUs to allow for cash tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company will record stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. During the three months ended March 31, 2016 and 2015, the Company made approximate deposits to the taxing authorities of $5,000 and $223,000, respectively, to settle the tax liability for awards that settled during such periods.

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

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income, until such gains and losses are realized. If a decline in the fair value is considered other‑than‑temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no charges taken for other‑than‑temporary declines in fair value of short-term or long-term investments during the three months ended March 31, 2016 and 2015. The Company recorded approximate unrealized gains of $92,000 and $28,000 during the three months ended March 31, 2016 and 2015, respectively. Realized gains and losses are included in interest income in the statement of operations. There were no realized gains or losses recognized during the three months ended March 31, 2016 or 2015. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other‑than‑temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other‑than‑temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of March 31, 2016, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Cash, cash equivalents and investments at March 31, 2016 and December 31, 2015 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$15,147	$—	$—	$15,147
Total cash and cash equivalents	$15,147	$—	$—	$15,147
Investments:
Government-sponsored enterprise securities (due within 1 year)	$11,944	$4	$—	$11,948
Treasury securities (due within 1 year)	1,002	—	—	1,002
Corporate bonds and commercial paper (due within 1 year)	71,307	131	—	71,438
Total investments	$84,253	$135	$—	$84,388
Total cash, cash equivalents, and investments	$99,400	$135	$—	$99,535

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$13,298	$—	$—	$13,298
Government-sponsored enterprise securities (original maturities within 90 days)	2,000	—	—	2,000
Corporate bonds and commercial paper (original maturities within 90 days)	9,572	—	—	9,572
Total cash and cash equivalents	$24,870	$—	$—	$24,870
Investments:
Government-sponsored enterprise securities (due within 1 year)	$11,932	$5	$—	$11,937
Treasury securities (due within 1 year)	1,005	—	—	1,005
Corporate bonds and commercial paper (due within 1 year)	72,408	57	(19)	72,446
Total investments	$85,345	$62	$(19)	$85,388
Total cash, cash equivalents, and investments	$110,215	$62	$(19)	$110,258

4. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Contract research organization costs	$2,083	$3,782
Compensation and related benefits	771	1,802
Professional fees	412	260
Deferred rent	164	160
Other	99	94
	$3,529	$6,098

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended
	March 31,
	2016	2015
Outstanding stock options	5,473,372	5,370,567
Outstanding warrants	142,857	142,857
Unvested restricted stock units	—	191,527
	5,616,229	5,704,951

6. Stock‑based compensation

In December 2011, the Company adopted the 2012 Incentive Plan (the 2012 Plan). The 2012 Plan became effective upon the closing of the Company’s IPO in February 2012. The 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock‑based and cash awards. Upon effectiveness, the number of shares of common stock that are reserved under the 2012 Plan is the sum of 3,428,571 shares plus the number of shares available under the Company’s prior 2010 Plan. The number of shares reserved under the 2012 Plan is increased by the number of shares of common stock (up to a maximum of 571,242 shares) subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased. The 2012 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase will be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors. On January 1, 2016 and 2015, the shares available under the 2012 Plan increased by 1,285,714 and 1,081,045 shares of common stock, respectively.

In December 2014, the Company established an inducement award program (in accordance with NASDAQ Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase up to an aggregate of 750,000 shares of common stock to new employees as inducement for prospective employees to enter into employment with the Company. The program is governed by the terms of the 2012 Plan but the shares are not issued pursuant to the 2012 Plan. The Company has granted 210,000 options to purchase shares under this program as of March 31, 2016 and 2015.  There have been 75,000 shares returned to this program due to cancellations as of March 31, 2016.  No shares had been cancelled and returned to the program as of March 31, 2015.

Restricted common stock

No restricted common stock was granted during the three months ended March 31, 2016 and 2015. The total fair value of shares vested during the three months ended March 31, 2015 was approximately $59,000.  All issued awards were fully vested as of December 31, 2015.

Restricted stock units

A summary of the Company’s restricted stock units (RSUs) activity and related information is as follows:

		Weighted-
		average
		grant date
		fair value
	Shares	per share
Unvested at December 31, 2015	53,751	$11.00
Vested	(53,751)	$11.00
Forfeited	—	$—
Unvested at March 31, 2016	—	$—

No RSUs were granted during the three months ended March 31, 2016 and 2015. The approximate total fair value of RSUs vested during the three months ended March 31, 2016 and 2015 was $65,000 and $873,000, respectively. As of March 31, 2016, there was no unrecognized stock-based compensation expense related to unvested RSUs granted under the 2012 Plan.

During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 697,060 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount, of which there are no remaining outstanding as of March 31, 2016. As a result of this change in the terms of the awards, the outstanding RSUs were considered to be liability instruments. As a result of this modification, the Company recorded a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company recorded stock‑based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. As of March 31, 2016, all RSUs were fully vested.  During the three months ended March 31, 2016 and 2015, the Company made approximate deposits with the taxing authorities of $5,000 and $223,000, respectively, in respect of the tax liability for awards that settled during such periods.

Stock options

A summary of the Company’s stock option activity and related information follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2015	5,390,130	$8.71	8.1	$175
Granted	461,280	$1.85
Exercised	(1,605)	$0.28
Forfeited	(376,433)	$9.34
Outstanding at March 31, 2016	5,473,372	$8.09	8.1	$144
Vested at March 31, 2016	2,800,146	$9.93	7.2	$141
Vested and expected to vest at March 31, 2016(1)	5,292,001	$8.17	8.0	$143

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

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2016	2015
Risk-free interest rate	1.90%	1.60%
Volatility	73%	72%
Dividend yield	—	—
Expected term (years)	5.8	6.1

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

In December 2013, the Company established an at-the-market equity offering program pursuant to which it is able to offer and sell up to $35.0 million of its common stock at then current market prices from time to time through

Cantor Fitzgerald & Co., as sales agent. In November 2014, the Company commenced sales under this program.  Through December 31, 2015, the Company sold 2,536,155 shares under this program for net proceeds of approximately $22.5 million (after deducting commissions and other offering expenses), of which 470,309 shares were sold in the three months ending March 31, 2015 for net proceeds of $4.4 million (after deducting commissions and other offering expenses).  Of the cumulative net proceeds through December 31, 2015, $9.6 million was received in 2014, $4.6 million was received in the three months ended March 31, 2015 and $8.3 million was received subsequent to March 31, 2015.  No additional sales of our common stock were made under this program and no proceeds were received during the three months ended March 31, 2016.

8. Reduction in force

In October 2015, the Company announced a reduction of workforce by approximately 50% to 20 full time employees. All affected employees will receive severance pay and outplacement assistance. As a result of the reduction in force and associated costs, the Company estimates one-time severance and related costs of $1.1 million.  Of these one-time severance and related costs, approximately $349,000 was paid through December 31, 2015, approximately $521,000 was paid in the three months ended March 31, 2016, and approximately $192,000 will be paid in the 2016 fiscal year subsequent to March 31, 2016.  The remaining liability is recorded within accrued expenses on the condensed consolidated balance sheets.

9. Subsequent events

The Company reviews all activity subsequent to quarter end but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date.

On April 18, 2016, the Company announced that Gregory I. Berk, M.D. had been appointed as its Chief Medical Officer, effective as of April 15, 2016, and entered into an employment agreement with Dr. Berk, effective as of April 15, 2016, governing the terms of Dr. Berk’s employment for an indefinite term.

On April 18, 2016, the Company announced that John “Jack” Green had resigned as Chief Financial Officer of the Company, effective as of April 15, 2016.  Mr. Green will become a consultant to the Company pursuant to the terms of a consulting agreement he entered into with the Company on April 15, 2016.

On April 18, 2016, the Company appointed Joe Chiapponi, Vice President of Finance, as its Treasurer, principal financial officer and principal accounting officer, effective as of April 18, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q. The following discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.  Please also refer to the sections under headings “Forward‑Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing drugs to improve outcomes for patients with cancer.  Our product candidates utilize a multi-faceted approach to treat cancer by reducing cancer stem cells, enhancing anti-tumor immunity, and modulating the local tumor microenvironment. Our most advanced product candidates are VS-6063, VS-4718, and VS-5584. We are currently evaluating these compounds in both preclinical and clinical studies as potential therapies for certain cancers, including lung, ovarian, lymphoma, and pancreatic. We believe that these compounds may be especially beneficial as therapeutics when used in combination with immuno-oncology agents or other current and emerging standard of care treatments in aggressive cancers that have a poorer prognosis and lower overall survival rates when compared to other types of cancer.

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

VS-6063 is currently being evaluated in a Phase 1 study in combination with Merck & Co.’s PD-1 inhibitor pembrolizumab and gemcitabine in patients with advanced pancreatic cancer, a Phase 1/1b clinical collaboration with Pfizer Inc. and Merck KGaA to evaluate VS-6063 in combination with avelumab, an anti-PD-L1 antibody, in patients with ovarian cancer, a Phase 1/1b trial in combination with weekly paclitaxel for patients with ovarian cancer, a Phase 2 study in patients with non-small cell lung cancer, and a Phase 2 trial preceding surgery in mesothelioma. VS-6063 has received orphan drug designation for use in mesothelioma and ovarian cancer in the United States, the European Union and Australia. In addition to VS-6063, both our FAK inhibitor VS-4718 and our dual mTORC1/2 and PI3K inhibitor VS-5584 are in Phase 1 clinical trials in patients with advanced cancers either as single agents or in combination with other anti-cancer treatments.

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

As of March 31, 2016, we had an accumulated deficit of $207.2 million. Our net loss was $8.3 million and $15.2 million for the three months ended March 31, 2016 and 2015, respectively. We expect to incur significant expenses and operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2015 related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the three months ended March 31, 2016. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 3, 2016.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2016 and March 31, 2015

Research and development expense.  Research and development expense for the three months ended March 31, 2016 (2016 Quarter) was $4.2 million compared to $10.5 million for the three months ended March 31, 2015 (2015 Quarter). The $6.3 million decrease from the 2015 Quarter to the 2016 Quarter was primarily related to a decrease of $4.2 million in contract research organization (CRO) expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, a decrease in personnel related costs of $1.4 million due to lower headcount related to our reduction in force in Q4 2015, a decrease of approximately $550,000 in stock-based compensation, a decrease in lab supplies of approximately $144,000, a decrease in travel and entertainment of approximately $139,000, and a decrease of approximately $158,000 in facility and other costs. These decreases were partially offset by an increase of approximately $276,000 in consulting fees.

The table below summarizes our allocation of research and development expenses to our clinical programs for VS-6063, VS-4718 and VS-5584 for the 2016 Quarter and the 2015 Quarter. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include approximate personnel related costs of $611,000 and $2.0 million for the 2016 Quarter and the 2015 Quarter, respectively.

	Three months ended March 31,
	2016	2015
	(in thousands)	(in thousands)
VS-6063	$1,498	$5,163
VS-4718	460	537
VS-5584	372	850
Unallocated research and development expense	1,562	3,142
Unallocated stock‑based compensation expense	287	836
Total research and development expense	$4,179	$10,528

Due to the uncertainty in drug development and the stage of development of our clinical programs, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.

General and administrative expense.  General and administrative expense for the 2016 Quarter was $4.3 million compared to $4.7 million for the 2015 Quarter. The decrease of approximately $400,000 from the 2015 Quarter to the 2016 Quarter primarily resulted from a decrease in stock-based compensation expense of approximately $734,000 and a decrease in personnel costs of approximately $148,000.  These decreases were partially offset by increases in consulting fees of approximately $288,000 and an increase in professional fees of approximately $123,000.

Interest income.  Interest income increased to approximately $140,000 for the 2016 Quarter from approximately $62,000 for the 2015 Quarter. This increase was primarily due to higher interest rates on investments.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015 and sales of common stock under our at-the market equity offering program. As of March 31, 2016, we had received $68.1 million in net proceeds from the issuance of preferred stock and $190.1 million in net proceeds from our public offerings of common stock. As of March 31, 2016, we had $99.5 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, government-sponsored enterprise securities, U.S. Treasury securities, and corporate bonds and commercial paper.

Cash flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The approximately $905,000 decrease in cash used in operating activities for the 2016 Quarter compared to the 2015 Quarter is primarily due to a decrease in research and development expenses related to our ongoing clinical trials, including the closeout of our COMMAND trial, and development of our lead product candidates.

In October 2015, we announced a reduction of workforce by approximately 50% to 20 full time employees. All affected employees will receive severance pay and outplacement assistance. As a result of the reduction in force and associated costs, we estimate annual savings of approximately $5.1 million in cash operating expenses on a going forward basis, with estimated one-time severance and related costs of $1.1 million.  Of these one-time severance and related costs, approximately $349,000 was paid through December 31, 2015, approximately $521,000 was paid in the 2016 Quarter and approximately $192,000 will be paid subsequent to the 2016 Quarter.

Investing activities.  The cash provided by investing activities for the 2016 Quarter primarily reflects the net maturities of investments of $1.1 million. The cash used in investing activities for the 2015 Quarter reflects the net purchases of investments of $47.2 million.

Financing activities.  The cash used in financing activities for the 2016 Quarter primarily represents approximately $5,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees. The cash provided by financing activities in the 2015 Quarter primarily represent net proceeds of $55.6 million from the sale of shares of our common stock in our January 2015 public offering and our at-the-market equity offering program, offset in part by approximately $223,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees

In December 2013, we established an at-the-market equity offering program pursuant to which we are able to offer and sell up to $35.0 million of our common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. In November 2014, we commenced sales under this program.  Through December 31, 2015, we sold 2,536,155 shares under this program for net proceeds of approximately $22.5 million (after deducting commissions and other offering expenses), of which 470,309 shares were sold in the 2015 Quarter for net proceeds of $4.4 million (after deducting commissions and other offering expenses).  Of the cumulative net proceeds through December 31, 2015, $9.6 million was received in 2014, $4.6 million was received in the 2015 Quarter and $8.3 million was received subsequent to March 31, 2015.  No proceeds were received and no additional sales of our common stock were made under this program during the 2016 Quarter.

In January 2015, we completed a follow-on offering in which we sold 8,337,500 shares of our common stock to the public at a price of $6.50 per share, including 1,087,500 shares issued pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from this offering were $50.9 million, after deducting underwriting discounts and commissions.

Reduction in force.    In October 2015, we announced a reduction of workforce by approximately 50% to 20 full time employees. All affected employees will receive severance pay and outplacement assistance. As a result of the reduction in force and associated costs, we estimate annual savings of approximately $5.1 million in cash operating expenses on a going forward basis, with estimated one-time severance and related costs of $1.1 million.  Of these one-time severance and related costs, approximately $349,000 was paid through December 31, 2015, approximately $521,000 was paid in the 2016 Quarter and approximately $192,000 will be paid subsequent to the 2016 Quarter.

Funding requirements

We currently have three product candidates in clinical trials. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses and operating losses will increase substantially if and as we:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and investments of $99.5 million as of March 31, 2016, consisting of cash, U.S. Treasury money market funds, government-sponsored enterprise securities, U.S. Treasury securities, and corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest-bearing. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than our functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2016, approximately $812,000 of our total liabilities were denominated in currencies other than our functional currency. At this time, an immediate 10% change in currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Vice President, Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

We did not purchase any of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On May 9, 2016, Verastem, Inc. announced its financial results for the quarter ended March 31, 2016 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

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

VERASTEM, INC.
Date: May 9, 2016	By:	/s/ ROBERT FORRESTER

Robert Forrester
President and Chief Executive Officer
(Principal executive officer)

Date: May 9, 2016	By:	/s/ JOSEPH CHIAPPONI

Joseph Chiapponi
Vice President, Finance
(Principal financial and accounting officer)

EXHIBIT INDEX

10.1	*	Consulting Agreement between the Registrant and John “Jack” B. Green, dated April 15, 2016 and effective April 15, 2016.
10.2	*	Employment Agreement between the Registrant and Gregory Berk, M.D., dated April 15, 2016 and effective April 15, 2016.
31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Vice President, Finance pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1		Press Release issued by Verastem, Inc. on May 9, 2016 (furnished herewith).
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document

*Filed herewith