Form 10-Q
period 2016-06-30
Verastem, Inc.
filed 2016-08-08
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR
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

As of August 2, 2016 there were 36,992,418 shares of Common Stock, $0.0001 par value per share, outstanding.

FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10‑Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. Such statements relate to, among other things, the development of our product candidates, including VS-6063, VS-4718 and VS-5584, and our FAK, PI3K/mTOR and diagnostics programs generally, the timeline for clinical development and regulatory approval of our product candidates, the expected timing for the reporting of data from on-going trials, the structure of our planned or pending clinical trials, additional planned studies, our rights to develop or commercialize our product candidates and our ability to finance contemplated development activities and fund operations for a specified period. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$39,564	$24,870
Short-term investments	53,302	85,388
Prepaid expenses and other current assets	667	585
Total current assets	93,533	110,843
Property and equipment, net	1,728	2,048
Restricted cash	162	203
Total assets	$95,423	$113,094
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,149	$3,942
Accrued expenses	3,776	6,098
Liability classified stock-based compensation awards	—	69
Total current liabilities	5,925	10,109
Other liabilities	430	516
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 36,992 and 36,941 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	304,733	301,305
Accumulated other comprehensive income	77	43
Accumulated deficit	(215,746)	(198,883)
Total stockholders’ equity	89,068	102,469
Total liabilities and stockholders’ equity	$95,423	$113,094

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$4,492	$11,045	$8,671	$21,573
General and administrative	4,217	4,417	8,472	9,131
Total operating expenses	8,709	15,462	17,143	30,704
Loss from operations	(8,709)	(15,462)	(17,143)	(30,704)
Interest income	140	85	280	147
Net loss	$(8,569)	$(15,377)	$(16,863)	$(30,557)
Net loss per share—basic and diluted	$(0.23)	$(0.42)	$(0.46)	$(0.87)
Weighted-average number of common shares used in net loss per share—basic and diluted	36,992	36,522	36,983	34,931
Net loss	$(8,569)	$(15,377)	$(16,863)	$(30,557)
Unrealized (loss) gain on available-for-sale securities	(58)	(7)	34	21
Comprehensive loss	$(8,627)	$(15,384)	$(16,829)	$(30,536)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended
	June 30,
	2016	2015
Operating activities
Net loss	$(16,863)	$(30,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	359	377
Stock-based compensation expense	3,433	5,671
Amortization of premiums and discounts on available-for-sale marketable securities	(92)	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(41)	(83)
Accounts payable	(1,832)	(58)
Accrued expenses and other liabilities	(2,408)	880
Liability classified stock-based compensation awards	(69)	(109)
Net cash used in operating activities	(17,513)	(23,744)
Investing activities
Purchases of property and equipment	—	(196)
Purchases of investments	(40,398)	(95,333)
Maturities of investments	72,610	57,072
Net cash provided by (used in) investing activities	32,212	(38,457)
Financing activities
Proceeds from the exercise of stock options	—	9
Net proceeds from the issuance of common stock and restricted common stock	—	63,716
Cash used to settle restricted stock liability	(5)	(253)
Net cash (used in) provided by financing activities	(5)	63,472
Increase in cash and cash equivalents	14,694	1,271
Cash and cash equivalents at beginning of period	24,870	33,901
Cash and cash equivalents at end of period	$39,564	$35,172
Supplemental disclosure of non-cash investing activities
Purchases of property and equipment in accounts payable	$39	$—

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Verastem, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 3, 2016.

Recent accounting pronouncements

Employee share-based payments

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 simplifies the accounting for share-based compensation arrangements, including the income tax impact and classification on the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2016.  Early adoption is permitted.  The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the guidance under FASB Accounting Standards Codification (ASC) Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases.   ASU 2016-02 requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. The guidance also eliminates the current real estate-specific provisions for all entities.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company has not chosen early adoption for this ASU and is currently evaluating its effect on its consolidated financial statements.

Going concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity’s ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for the interim and annual periods after December 15, 2016. Early adoption is permitted. The Company has evaluated the impact of the adoption of ASU 2014-15 on its three and six months ended June 30, 2016 consolidated financial statements and determined that there is not substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the three and six months ended June 30, 2016 consolidated financial statements.

Significant accounting policies

There have been no changes to the Company’s significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 3, 2016.

2. Fair value of financial instruments

The Company determines the fair value of its financial instruments based upon the fair value hierarchy, which prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.
Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 inputs	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2016
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$37,597	$34,597	$3,000	$—
Short-term investments	53,302	—	53,302	—
Total financial assets	$90,899	$34,597	$56,302	$—

	December 31, 2015
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$23,036	$11,464	$11,572	$—
Short-term investments	85,388	—	85,388	—
Total financial assets	$108,424	$11,464	$96,960	$—
Financial liabilities
Liability classified stock-based compensation awards	$69	$69	$—	$—
Total financial liabilities	$69	$69	$—	$—

The Company’s cash equivalents and investments are comprised of U.S. Treasury money market funds, U.S. Treasury securities, government-sponsored enterprise securities, repurchase agreements collateralized by government agency securities or U.S. Treasury securities, and corporate bonds and commercial paper. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2016 and December 31, 2015.

The Company’s liability classified stock-based compensation awards are comprised of restricted stock units (RSUs) that allow for greater than minimum statutory tax withholdings. These awards are valued based on the fair value of the Company’s common stock underlying the awards, which is traded on an active market. During the first quarter of 2013, the Company amended the terms of certain RSUs to allow for cash tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs are considered to be liability instruments. As a result of this modification, the Company records a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company recorded stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. All such RSUs were fully vested as of February 1, 2016. During the three and six months ended June 30, 2016 and 2015, the Company made approximate deposits to the taxing authorities of $0, $5,000, $30,000 and $253,000, respectively, to settle the tax liability for awards that settled during such periods.

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

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income, until such gains and losses are realized. If a decline in the fair value is considered other‑than‑temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no charges taken for other‑than‑temporary declines in fair value of short-term or long-term investments during the three and six months ended June 30, 2016 and 2015. The Company recorded approximate unrealized (losses) gains of $(58,000), $34,000, $(7,000) and $21,000 during the three and six months ended June 30, 2016 and 2015, respectively. Realized gains and losses are included in interest income in the statement of operations. There were no realized gains or losses recognized during the three and six months ended June 30, 2016 and 2015. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other‑than‑temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other‑than‑temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of June 30, 2016, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Cash, cash equivalents and investments consist of the following (in thousands):

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$36,564	$—	$—	$36,564
Repurchase agreements	3,000	$—	$—	3,000
Total cash and cash equivalents	$39,564	$—	$—	$39,564
Investments:
Corporate bonds and commercial paper (due within 1 year)	53,225	78	(1)	53,302
Total investments	$53,225	$78	$(1)	$53,302
Total cash, cash equivalents, and investments	$92,789	$78	$(1)	$92,866

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$13,298	$—	$—	$13,298
Government-sponsored enterprise securities (original maturities within 90 days)	2,000	—	—	2,000
Corporate bonds and commercial paper (original maturities within 90 days)	9,572	—	—	9,572
Total cash and cash equivalents	$24,870	$—	$—	$24,870
Investments:
Government-sponsored enterprise securities (due within 1 year)	$11,932	$5	$—	$11,937
Treasury securities (due within 1 year)	1,005	—	—	1,005
Corporate bonds and commercial paper (due within 1 year)	72,408	57	(19)	72,446
Total investments	$85,345	$62	$(19)	$85,388
Total cash, cash equivalents, and investments	$110,215	$62	$(19)	$110,258

4. Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Contract research organization costs	$1,518	$3,782
Compensation and related benefits	1,462	1,802
Professional fees	310	260
Deferred rent	167	160
Other	319	94
	$3,776	$6,098

5. Net loss per share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options and unvested restricted stock units, and the warrant issued in 2014 are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Outstanding stock options	6,691,059	5,434,711	6,691,059	5,434,711
Outstanding warrants	142,857	142,857	142,857	142,857
Unvested restricted stock units	—	178,614	—	178,614
	6,833,916	5,756,182	6,833,916	5,756,182

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

In December 2014, the Company established an inducement award program (in accordance with NASDAQ Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase up to an aggregate of 750,000 shares of common stock to new employees as inducement for prospective employees to enter into employment with the Company. The program is governed by the terms of the 2012 Plan but the shares are not issued pursuant to the 2012 Plan. The Company has granted 580,000 and 210,000 options to purchase shares under this program as of June 30, 2016 and 2015, respectively.  As of June 30, 2016, 75,000 of the options issued under this program have been cancelled.

Restricted common stock

No restricted common stock was granted during the three and six months ended June 30, 2016 and 2015. The total fair value of shares vested during the three and six months ended June 30, 2015 was $0 and approximately $59,000, respectively.  All issued awards were fully vested as of December 31, 2015.

Restricted stock units

A summary of the Company’s RSU activity and related information for the six months ended June 30, 2016 is as follows:

	Shares	Weighted-average grant date fair value per share
Unvested at December 31, 2015	53,751	$11.00
Vested	(53,751)	$11.00
Unvested at June 30, 2016	—	$—

No RSUs were granted during the three and six months ended June 30, 2016 and 2015. The approximate total fair value of RSUs vested during the three and six months ended June 30, 2016 and 2015 was $0, $65,000, $63,000 and

$936,000, respectively. As of June 30, 2016, there was no unrecognized stock-based compensation expense related to unvested RSUs granted under the 2012 Plan.

During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 697,060 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs were considered to be liability instruments. As a result of this modification, the Company recorded a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company recorded stock‑based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. All such RSUs were fully vested as of February 1, 2016.  During the three and six months ended June 30, 2016 and 2015, the Company made approximate deposits with the taxing authorities of $0, $5,000, $30,000 and $253,000, respectively, in respect of the tax liability for awards that settled during such periods.

Stock options

During the second quarter of 2016, the Company granted stock options to purchase a total of 500,000 shares of common stock to certain employees that vest only upon the achievement of specified performance conditions. The grant date fair value of these options is approximately $445,000. The Company has determined that none of the performance conditions are considered probable of achievement as of June 30, 2016 and as a result, has not recognized any stock-based compensation expense related to these awards.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2016 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2015	5,390,130	$8.71	8.1	$175
Granted	1,806,280	$1.55
Exercised	(1,605)	$0.28
Forfeited	(503,746)	$8.28
Outstanding at June 30, 2016	6,691,059	$6.81	8.2	$111
Vested at June 30, 2016	3,044,997	$9.90	7.1	$111
Vested and expected to vest at June 30, 2016(1)	5,923,066	$7.41	8.0	$111

(1)	This represents the number of vested options as of June 30, 2016, plus the number of unvested options expected to vest as of June 30, 2016, adjusted for the estimated forfeiture rate.

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Six Months Ended
	June 30,
	2016	2015
Risk-free interest rate	1.47%	1.60%
Volatility	75%	72%
Dividend yield	—	—
Expected term (years)	5.9	6.0

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

In December 2013, the Company established an at-the-market equity offering program pursuant to which it is able to offer and sell up to $35.0 million of its common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. In November 2014, the Company commenced sales under this program.  Through December 31, 2015, the Company sold 2,536,155 shares under this program for net proceeds of approximately $22.5 million (after deducting commissions and other offering expenses), of which 690,370 shares and 1,160,679 shares were sold in the three and six months ended June 30, 2015 for net proceeds of $6.2 million and $10.7 million (after deducting commissions and other offering expenses).  Of the cumulative net proceeds through December 31, 2015, $9.6 million was received in 2014, $8.0 million and $12.6 million was received in the three and six months ended June 30, 2015, respectively, and approximately $300,000 was received during the second half of 2015.  No additional sales of our common stock were made under this program and no proceeds were received during the three and six months ended June 30, 2016.

8. Reduction in force

In October 2015, the Company announced a reduction of workforce by approximately 50% to 20 full time employees. All affected employees will receive severance pay and outplacement assistance. As a result of the reduction in force and associated costs, the Company estimated one-time severance and related costs of $1.1 million.  Of these one-time severance and related costs, approximately $349,000 was paid through December 31, 2015, approximately $114,000 and approximately $635,000 was paid in the three and six months ended June 30, 2016, respectively, and approximately $78,000 will be paid during the second half of 2016.  The remaining liability is recorded within accrued expenses on the condensed consolidated balance sheets at June 30, 2016.

9. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date.  There are no material subsequent events to the quarter ended June 30, 2016.

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

VS-6063 is currently being evaluated in a Phase 1 study in combination with Merck & Co.’s PD-1 inhibitor pembrolizumab and gemcitabine in patients with advanced pancreatic cancer, a Phase 1/1b clinical collaboration with Pfizer Inc. and Merck KGaA to evaluate VS-6063 in combination with avelumab, an anti-PD-L1 antibody, in patients with ovarian cancer, a Phase 1/1b trial in combination with weekly paclitaxel for patients with ovarian cancer, a Phase 2 study in patients with non-small cell lung cancer, and a Phase 2 trial preceding surgery in mesothelioma. In addition to VS-6063, both our FAK inhibitor VS-4718 and our dual mTORC1/2 and PI3K inhibitor VS-5584 are in Phase 1 clinical trials in patients with advanced cancers. VS-4718 is currently being evaluated in both a Phase 1 single agent dose escalation study in patients with solid tumors and in a Phase 1/1b combination study with gemcitabine and Abraxane® for the treatment of patients with newly diagnosed advanced pancreatic cancer. VS-5584 is currently being evaluated in a single agent dose escalation study in patients with solid tumors or lymphomas.

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

As of June 30, 2016, we had an accumulated deficit of $215.7 million. Our net loss was $8.6 million, $16.9 million, $15.4 million and $30.6 million for the three and six months ended June 30, 2016 and 2015, respectively. We expect to incur significant expenses and operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2015 related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the three and six months ended June 30, 2016. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 3, 2016.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2016 and June 30, 2015

Research and development expense.  Research and development expense for the three months ended June 30, 2016 (2016 Quarter) was $4.5 million compared to $11.0 million for the three months ended June 30, 2015 (2015 Quarter). The $6.5 million decrease from the 2015 Quarter to the 2016 Quarter was primarily related to a decrease of $4.9 million in contract research organization (CRO) expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, a decrease in personnel related costs of $1.2 million due to lower headcount as a result of our reduction in force in Q4 2015, a decrease of approximately $584,000 in stock-based compensation, and a decrease in lab supplies of approximately $198,000. These decreases were partially offset by an increase of approximately $343,000 in consulting fees.

The table below summarizes our allocation of research and development expenses to our clinical programs for VS-6063, VS-4718 and VS-5584 for the 2016 Quarter and the 2015 Quarter. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include approximate personnel related costs of $869,000 and $2.1 million for the 2016 Quarter and the 2015 Quarter, respectively.

	Three months ended June 30,
	2016	2015
	(in thousands)	(in thousands)
VS-6063	$859	$5,830
VS-4718	816	459
VS-5584	404	657
Unallocated research and development expense	2,196	3,297
Unallocated stock-based compensation expense	217	802
Total research and development expense	$4,492	$11,045

Due to the uncertainty in drug development and the stage of development of our clinical programs, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.

General and administrative expense.  General and administrative expense for the 2016 Quarter was $4.2 million compared to $4.4 million for the 2015 Quarter. The decrease of approximately $200,000 from the 2015 Quarter to the 2016 Quarter primarily resulted from decreases in stock-based compensation expense of approximately $330,000 and consulting fees of approximately $230,000.  These decreases were partially offset by increases in personnel costs of approximately $145,000, professional fees of approximately $108,000, and insurance and other costs of approximately $107,000.

Interest income.  Interest income increased to approximately $140,000 for the 2016 Quarter from approximately $85,000 for the 2015 Quarter. This increase was primarily due to higher interest rates on investments.

Comparison of the six months ended June 30, 2016 and June 30, 2015

Research and development expense.  Research and development expense for the six months ended June 30, 2016 (2016 Period) was $8.7 million compared to $21.6 million for the six months ended June 30, 2015 (2015 Period). The $12.9 million decrease from the 2015 Period to the 2016 Period was primarily related to a decrease of $9.1 million in CRO expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, a decrease in personnel related costs of $2.6 million due to lower headcount as a result of our reduction in force in Q4 2015, a decrease of approximately $1.1 million in stock-based compensation expense, a decrease in lab supplies of approximately $342,000, and a net decrease in travel, facilities and other costs of approximately $292,000. These decreases were partially offset by an increase of approximately $619,000 in consulting fees.

The table below summarizes our allocation of research and development expenses to our clinical programs for VS-6063, VS-4718 and VS-5584 for the 2016 Period and the 2015 Period. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include approximate personnel related costs of $1.5 million and $4.1 million for the 2016 Period and the 2015 Period, respectively.

	Six months ended June 30,
	2016	2015
	(in thousands)	(in thousands)
VS-6063	$2,357	$10,992
VS-4718	1,276	995
VS-5584	776	1,508
Unallocated research and development expense	3,758	6,440
Unallocated stock-based compensation expense	504	1,638
Total research and development expense	$8,671	$21,573

Due to the uncertainty in drug development and the stage of development of our clinical programs, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.

General and administrative expense.  General and administrative expense for the 2016 Period was $8.5 million compared to $9.1 million for the 2015 Period. The decrease of approximately $600,000 from the 2015 Period to the 2016 Period primarily resulted from a decrease in stock-based compensation expense of $1.0 million. This decrease was partially offset by an increase in professional fees of approximately $232,000 and a net increase in insurance and other costs of approximately $174,000.

Interest income.  Interest income increased to approximately $280,000 for the 2016 Period from approximately $147,000 for the 2015 Period. This increase was primarily due to higher interest rates on investments.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015 and sales of common stock under our at-the market equity offering program. As of June 30, 2016, we had received $68.1 million in net proceeds from the issuance of preferred stock and $190.1 million in net proceeds from our public offerings of common stock. As of June 30, 2016, we had $92.9 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, repurchase agreements collateralized by government agency securities or U.S. Treasury securities, and corporate bonds and commercial paper.

Cash flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The approximately $6.2 million decrease in cash used in operating activities for the 2016 Period compared to the 2015 Period is primarily due to a decrease in research and development expenses related to our ongoing clinical trials, including the closeout of our COMMAND trial, and development of our lead product candidates.

In October 2015, we announced a reduction of workforce by approximately 50% to 20 full time employees. All affected employees have received and/or are receiving severance pay and outplacement assistance. As a result of the reduction in force and associated costs, we estimate annual savings of approximately $5.1 million in cash operating expenses on a going forward basis, with estimated one-time severance and related costs of $1.1 million.  Of these one-time severance and related costs, approximately $349,000 was paid through December 31, 2015, approximately $635,000 was paid in the 2016 Period and approximately $78,000 will be paid during the second half of 2016.

Investing activities.  The cash provided by investing activities for the 2016 Period reflects the net maturities of investments of $32.2 million. The cash used in investing activities for the 2015 Period primarily reflects the net purchases of investments of $38.3 million.

Financing activities.  The cash used in financing activities for the 2016 Period primarily represents approximately $5,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees. The cash provided by financing activities in the 2015 Period primarily represent net proceeds of $63.7 million from the sale of shares of our common stock in our January 2015 public offering and our at-the-market equity offering program, offset in part by approximately $253,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees

In December 2013, we established an at-the-market equity offering program pursuant to which we are able to offer and sell up to $35.0 million of our common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. In November 2014, we commenced sales under this program.  Through December 31, 2015, we sold 2,536,155 shares under this program for net proceeds of approximately $22.5 million (after deducting commissions and other offering expenses), of which 470,309 shares were sold in the 2015 Period for net proceeds of $4.4 million (after deducting commissions and other offering expenses).  Of the cumulative net proceeds through December 31, 2015, $9.6 million was received in 2014, $12.6 million was received in the 2015 Period and approximately $300,000 was received during the second half of 2015.  No proceeds were received and no additional sales of our common stock were made under this program during the 2016 Period.

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

Funding requirements

We currently have three product candidates in clinical trials. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses and operating losses will increase substantially if and as we:

•	continue our ongoing clinical trials with VS-6063, VS-5584 and VS-4718;
•	initiate additional clinical trials for our product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other products and technologies;
•	hire additional clinical, development and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

We expect our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements into 2018. We have based this estimate on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•	the rate and size of enrollment of, results from and the cost of completing our ongoing clinical trials;
•	the scope, progress and results of our ongoing and potential future clinical trials;
•	the extent to which we acquire or in-license other products and technologies;
•	the costs, timing and outcome of regulatory review of our product candidates and the costs of future commercialization activities for such product candidates, for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	our ability to establish collaborations on favorable terms, if at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and investments of $92.9 million as of June 30, 2016, consisting of cash, U.S. Treasury money market funds, repurchase agreements collateralized by government agency securities or U.S. Treasury securities, and corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest-bearing. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than our functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2016, approximately $386,000 of our total liabilities were denominated in currencies other than our functional currency. At this time, an immediate 10% change in currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Vice President, Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 3, 2016.  There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On August 8, 2016, Verastem, Inc. announced its financial results for the quarter ended June 30, 2016 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The information furnished in Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended (Securities Act), except as expressly set forth by specific reference in such a filing.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: August 8, 2016	By:	/s/ ROBERT FORRESTER

Robert Forrester
President and Chief Executive Officer
(Principal executive officer)

Date: August 8, 2016	By:	/s/ JOSEPH CHIAPPONI

Joseph Chiapponi
Vice President, Finance
(Principal financial and accounting officer)

EXHIBIT INDEX

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Vice President, Finance pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1		Press Release issued by Verastem, Inc. on August 8, 2016 (furnished herewith).
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith