Form 10-Q
period 2016-09-30
Verastem, Inc.
filed 2016-11-07
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR
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

As of October 31, 2016 there were 36,992,418 shares of Common Stock, $0.0001 par value per share, outstanding.

FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10‑Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. Such statements relate to, among other things, the development and commercialization of our product candidates, including duvelisib, VS-6063 (defactinib), VS-4718 and VS-5584, and our PI3K/mTOR and FAK programs generally, the timeline for clinical development and regulatory approval of our product candidates, the expected timing for the reporting of data from on-going trials, the structure of our planned or pending clinical trials, additional planned studies, our rights to develop or commercialize our product candidates and our ability to finance contemplated development and commercialization activities and fund operations for a specified period. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the fact that the preclinical and clinical testing of our product candidates and preliminary data from clinical trials may not be predictive of the success of ongoing or later clinical trials, that data may not be available when we expect it to be, that enrollment of clinical trials may take longer than expected, that our product candidates may cause unexpected safety events, that we will be unable to successfully initiate or complete the clinical development of our product candidates, including duvelisib, defactinib, VS-4718 and VS-5584, that development of our product candidates will take longer or cost more than planned, our reliance on third-parties, competitive developments, decisions made by the U.S. Food and Drug Administration or FDA and other regulatory authorities may adversely affect the successful development and commercialization of our products, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (SEC).

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$37,274	$24,870
Short-term investments	49,608	85,388
Prepaid expenses and other current assets	431	585
Total current assets	87,313	110,843
Property and equipment, net	1,569	2,048
Restricted cash	162	203
Total assets	$89,044	$113,094
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,962	$3,942
Accrued expenses	4,258	6,098
Liability classified stock-based compensation awards	—	69
Total current liabilities	6,220	10,109
Other liabilities	388	516
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 36,992 and 36,941 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	306,040	301,305
Accumulated other comprehensive income	60	43
Accumulated deficit	(223,668)	(198,883)
Total stockholders’ equity	82,436	102,469
Total liabilities and stockholders’ equity	$89,044	$113,094

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$4,216	$11,304	$12,887	$32,877
General and administrative	3,843	4,230	12,315	13,361
Total operating expenses	8,059	15,534	25,202	46,238
Loss from operations	(8,059)	(15,534)	(25,202)	(46,238)
Interest income	137	89	417	236
Net loss	$(7,922)	$(15,445)	$(24,785)	$(46,002)
Net loss per share—basic and diluted	$(0.21)	$(0.42)	$(0.67)	$(1.29)
Weighted-average number of common shares used in net loss per share—basic and diluted	36,992	36,898	36,986	35,594

Net loss	$(7,922)	$(15,445)	$(24,785)	$(46,002)
Unrealized (losses) gains on available-for-sale securities	(17)	12	17	33
Comprehensive loss	$(7,939)	$(15,433)	$(24,768)	$(45,969)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	September 30,
	2016	2015
Operating activities
Net loss	$(24,785)	$(46,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	518	566
Stock-based compensation expense	4,740	8,046
Amortization of premiums and discounts on available-for-sale marketable securities	(142)	214
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	154	148
Accounts payable	(1,980)	560
Accrued expenses and other liabilities	(1,968)	1,534
Liability classified stock-based compensation awards	(69)	(422)
Net cash used in operating activities	(23,532)	(35,356)
Investing activities
Purchases of property and equipment	(39)	(204)
Purchases of investments	(60,221)	(151,501)
Maturities of investments	96,160	109,457
Decrease in restricted cash	41	—
Net cash provided by (used in) investing activities	35,941	(42,248)
Financing activities
Proceeds from the exercise of stock options	—	13
Net proceeds from the issuance of common stock and restricted common stock	—	63,938
Cash used to settle restricted stock liability	(5)	(417)
Net cash (used in) provided by financing activities	(5)	63,534
Increase (decrease) in cash and cash equivalents	12,404	(14,070)
Cash and cash equivalents at beginning of period	24,870	33,901
Cash and cash equivalents at end of period	$37,274	$19,831

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Verastem, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (SEC) on March 3, 2016.

Recent accounting pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company has not chosen to early adopt this standard and is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 simplifies the accounting for share-based compensation arrangements, including the income tax impact and classification on the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted.  The Company has not chosen to early adopt this standard and is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity’s ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for the interim and annual periods after December 15, 2016. Early adoption is permitted. The Company has evaluated the impact of the adoption of ASU 2014-15 on its three and nine months ended

September 30, 2016 consolidated financial statements and determined that there is not substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the three and nine months ended September 30, 2016 consolidated financial statements.

Significant accounting policies

There have been no changes to the significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 3, 2016.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2016
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$35,324	$25,324	$10,000	$—
Short-term investments	49,608	—	49,608	—
Total financial assets	$84,932	$25,324	$59,608	$—

	December 31, 2015
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$23,036	$11,464	$11,572	$—
Short-term investments	85,388	—	85,388	—
Total financial assets	$108,424	$11,464	$96,960	$—
Financial liabilities
Liability classified stock-based compensation awards	$69	$69	$—	$—
Total financial liabilities	$69	$69	$—	$—

The Company’s cash equivalents and investments are comprised of U.S. Treasury money market funds, U.S. Treasury securities, government-sponsored enterprise securities, overnight repurchase agreements collateralized by government agency securities or U.S. Treasury securities, and corporate bonds and commercial paper. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2016 and December 31, 2015.

The Company’s liability classified stock-based compensation awards was comprised of restricted stock units (RSUs) that allowed for greater than minimum statutory tax withholdings. These awards were valued based on the fair value of the Company’s common stock underlying the awards, which is traded on an active market. During the first quarter of 2013, the Company amended the terms of certain RSUs to allow for cash tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs were considered to be liability instruments. As a result of this modification, the Company recorded a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company recorded stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. All such RSUs were fully vested as of February 1, 2016. During the three and nine months ended September 30, 2016 and 2015, the Company made approximate deposits to the taxing authorities of $0, $5,000, $164,000 and $417,000, respectively, to settle the tax liability for awards that settled during such periods.

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

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income, until such gains and losses are realized. If a decline in the fair value is considered other‑than‑temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no charges taken for other‑than‑temporary declines in fair value of short-term or long-term investments during the three and nine months ended September 30, 2016 and 2015. The Company recorded approximate unrealized (losses) gains of $(17,000), $17,000, $12,000 and $33,000 during the three and nine months ended September 30, 2016 and 2015, respectively. Realized gains and losses are included in interest income in the statement of operations. There were no realized gains or losses recognized during the three and nine months ended September 30, 2016 and 2015. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other‑than‑temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other‑than‑temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of September 30, 2016, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Cash, cash equivalents and investments consist of the following (in thousands):

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$27,274	$—	$—	$27,274
Overnight repurchase agreements	10,000	$—	$—	10,000
Total cash and cash equivalents	$37,274	$—	$—	$37,274
Investments:
Corporate bonds and commercial paper (due within 1 year)	49,548	77	(17)	49,608
Total investments	$49,548	$77	$(17)	$49,608
Total cash, cash equivalents, and investments	$86,822	$77	$(17)	$86,882

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$13,298	$—	$—	$13,298
Government-sponsored enterprise securities (original maturities within 90 days)	2,000	—	—	2,000
Corporate bonds and commercial paper (original maturities within 90 days)	9,572	—	—	9,572
Total cash and cash equivalents	$24,870	$—	$—	$24,870
Investments:
Government-sponsored enterprise securities (due within 1 year)	$11,932	$5	$—	$11,937
Treasury securities (due within 1 year)	1,005	—	—	1,005
Corporate bonds and commercial paper (due within 1 year)	72,408	57	(19)	72,446
Total investments	$85,345	$62	$(19)	$85,388
Total cash, cash equivalents, and investments	$110,215	$62	$(19)	$110,258

4. Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Compensation and related benefits	$1,842	$1,802
Contract research organization costs	1,725	3,782
Professional fees	408	260
Deferred rent	171	160
Other	112	94
	$4,258	$6,098

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Outstanding stock options	5,880,808	5,275,490	5,880,808	5,275,490
Outstanding warrants	142,857	142,857	142,857	142,857
Unvested restricted stock units	—	101,151	—	101,151
	6,023,665	5,519,498	6,023,665	5,519,498

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

In December 2014, the Company established an inducement award program (in accordance with NASDAQ Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase up to an aggregate of 750,000 shares of common stock to new employees as inducement for prospective employees to enter into employment with the Company. The program is governed by the terms of the 2012 Plan but the shares are not issued pursuant to the 2012 Plan. The Company has granted 580,000 and 210,000 options to purchase shares under this program as of September 30, 2016 and 2015, respectively.  As of September 30, 2016, 75,000 of the options issued under this program have been cancelled.

Stock options

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2016 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2015	5,390,130	$8.71	8.1	$175
Granted	1,863,280	$1.54
Exercised	(1,605)	$0.28
Forfeited/cancelled	(1,370,997)	$8.65
Outstanding at September 30, 2016	5,880,808	$6.45	8.2	$77
Vested at September 30, 2016	2,486,002	$10.01	7.1	$77
Vested and expected to vest at September 30, 2016(1)	5,162,820	$7.08	8.0	$77

(1)	This represents the number of vested options as of September 30, 2016, plus the number of unvested options expected to vest as of September 30, 2016, adjusted for the estimated forfeiture rate.

During the second quarter of 2016, the Company granted stock options to purchase a total of 500,000 shares of common stock to certain employees that vest only upon the achievement of specified performance conditions. The grant date fair value of these options is approximately $445,000. The Company has determined that none of the performance conditions are considered probable of achievement as of September 30, 2016 and as a result, has not recognized any stock-based compensation expense related to these awards.  In October 2016, 250,000 shares vested upon achievement of a portion of the performance conditions.

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2016	2015
Risk-free interest rate	1.47%	1.60%
Volatility	75%	72%
Dividend yield	—	—
Expected term (years)	5.9	6.1

Restricted stock units

A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted-average grant date fair value per share
Unvested at December 31, 2015	53,751	$11.00
Vested	(53,751)	$11.00
Unvested at September 30, 2016	—	$—

No RSUs were granted during the three and nine months ended September 30, 2016 and 2015. The approximate total fair value of RSUs vested during the three and nine months ended September 30, 2016 and 2015 was $0, $65,000, $761,000 and $1.7 million, respectively. As of September 30, 2016, there was no unrecognized stock-based compensation expense related to unvested RSUs granted under the 2012 Plan.

During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 697,060 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs were considered to be liability instruments. As a result of this modification, the Company recorded a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company recorded stock‑based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. All such RSUs were fully vested as of February 1, 2016.  During the three and nine months ended September 30, 2016 and 2015, the Company made approximate deposits with the taxing authorities of $0, $5,000, $164,000 and $417,000, respectively, in respect of the tax liability for awards that settled during such periods.

Restricted common stock

No restricted common stock was granted during the three and nine months ended September 30, 2016 and 2015. The total fair value of shares vested during the three and nine months ended September 30, 2015 was $0 and approximately $59,000, respectively.  All issued awards were fully vested as of December 31, 2015.

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

In December 2013, the Company established an at-the-market equity offering program pursuant to which it is able to offer and sell up to $35.0 million of its common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. In November 2014, the Company commenced sales under this program.  Through December 31, 2015, the Company sold 2,536,155 shares under this program for net proceeds of approximately $22.5 million (after deducting commissions and other offering expenses), of which 28,800 shares and 1,189,479 shares were sold in the three and nine months ended September 30, 2015 for net proceeds of approximately $199,000 and $10.9 million (after deducting commissions and other offering expenses).  Of the cumulative net proceeds through December 31, 2015, $9.6 million was received in 2014 and approximately $300,000 and $12.9 million was received in the three and nine months ended September 30, 2015, respectively.  No additional sales of our common stock were made under this program and no proceeds were received during the three and nine months ended September 30, 2016.

8. Reduction in force

In October 2015, the Company announced a reduction of workforce by approximately 50% to 20 full time employees. All affected employees have received severance pay and outplacement assistance. As a result of the reduction in force and associated costs, the Company paid one-time severance and related costs of $1.1 million.  Of these one-time severance and related costs, approximately $349,000 was paid through December 31, 2015 and approximately $78,000 and approximately $713,000 was paid in the three and nine months ended September 30, 2016, respectively.  There is no remaining liability recorded within accrued expenses on the condensed consolidated balance sheets at September 30, 2016.

9. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date.

On October 29, 2016 (the Effective Date), Verastem, Inc. (the Company) entered into a license agreement with Infinity Pharmaceuticals, Inc.  (Infinity), which the Company and Infinity amended and restated on November 1, 2016, effective as of October 29, 2016 (the License Agreement).  Under the terms of the Agreement, Infinity granted to the Company an exclusive worldwide license for the research, development, commercialization, and manufacture of products in oncology indications containing duvelisib, an investigational, oral, dual inhibitor of phosphoinositide-3 kinase (PI3K)-delta and PI3K-gamma (the Products). Following the Effective Date, the Company will assume financial responsibility for activities that are part of Infinity’s duvelisib program, including a randomized, Phase 3 monotherapy clinical study in patients with relapsed/refractory chronic lymphocytic leukemia (the DUO Study), except that Infinity will assume financial responsibility for the shutdown of certain specified clinical studies up to a maximum of $4.5 million. Following a short transition period, the Company will assume all operational responsibility for the duvelisib program. The Company is obligated to use diligent efforts to develop and commercialize one Product. During the term of the License Agreement, Infinity has agreed not to research, develop, manufacture or commercialize duvelisib in any other indication in humans or animals.

Pursuant to the terms of the License Agreement, the Company is required to make the following payments to Infinity in cash or, at the Company’s election, in whole or in part, in shares of Company common stock: (i) $6.0 million upon the completion of the DUO Study if the results of the DUO Study meet certain pre-specified criteria and (ii) $22.0 million upon the approval of a new drug application in the United States or an application for marketing authorization with a regulatory authority outside of the United States for a Product.  For any portion of any of the foregoing payments which the Company elects to issue in shares of common stock in lieu of cash, the number of shares of common stock to be issued will be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on NASDAQ for a twenty day period following the public announcement of the applicable milestone event.  The shares of common stock will be issued as unregistered securities, and the Company will have an obligation to promptly file a registration statement with the SEC to register such shares for resale. Any issuance of shares will be subject to the satisfaction of closing conditions, including that all material authorizations, consents, approvals and the like necessary for such issuance shall have been obtained.

The Company is also obligated to pay Infinity royalties on worldwide net sales of Products ranging from the mid-single digits to the high single-digits. The royalties will expire on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable Product in the country of manufacture of such Product, (iii) the expiration of non-patent regulatory exclusivity in such country and (iv) ten years following the first commercial sale of a Product in a country, provided that if royalties on net sales for a Product in the United States are payable solely on the basis of non-patent regulatory exclusivity, the applicable royalty on net sales for such Product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by the Company if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

In addition to the foregoing, the Company is obligated to pay Infinity an additional royalty of 4% on worldwide net sales of Products to cover the reimbursement of research and development costs owed by Infinity to Mundipharma International Corporation Limited (MICL) and Purdue Pharmaceutical Products L.P. (Purdue). Once Infinity has fully reimbursed MICL and Purdue, the royalty obligations will be reduced to 1% of net sales in the United States (Trailing MICL Royalties). The Trailing MICL Royalties are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country. Each of the above royalty rates is reduced by 50% on a product-by-product and country-by-country basis if the applicable royalty is payable solely on the basis of non-patent regulatory exclusivity. In addition, the Trailing MICL Royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by the Company if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

The Company is currently evaluating the accounting treatment for the License Agreement.

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

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing drugs to improve outcomes for patients with cancer.  Our most advanced product candidates, duvelisib, VS-6063 (defactinib), VS-4718, and VS-5584, utilize a multi-faceted approach to treat cancer including modulating the local tumor microenvironment, enhancing anti-tumor immunity, and reducing cancer stem cells. We are currently evaluating these compounds in both preclinical and clinical studies as potential therapies for certain cancers, including lymphatic, lung, ovarian, mesothelioma, and pancreatic. We believe that these compounds may be especially beneficial as therapeutics when used in combination with immuno-oncology agents or other current and emerging standard of care treatments in aggressive cancers that have a poorer prognosis and lower overall survival rates when compared to other types of cancer.

Our most advanced programs target the PI3K/mTOR signaling pathways and Focal Adhesion Kinase (FAK). The PI3K/mTOR signaling pathways play a central role in cancer proliferation and survival. Duvelisib is an investigational oral therapy designed to attack both malignant B-cells and disrupt the tumor microenvironment to help thwart B-cell growth and proliferation for patients with lymphatic cancers through the dual inhibition of PI3K delta and gamma.  VS-5584 is an investigational, potent and highly selective inhibitor of the class 1 PI3K enzymes (pan PI3K inhibition) and also has dual inhibitory actions against mTORC1 and mTORC2. FAK is a non-receptor tyrosine kinase encoded by the PTK-2 gene that is involved in cellular adhesion and, in cancer, metastatic capability.  Defactinib and VS-4718 are investigational oral therapies deigned to target cancers through the potent inhibition of FAK.

Duvelisib is currently being studied in the DUO™ study, which is a Phase 3, randomized, open-label, 2-arm trial of duvelisib versus treatment with ofatuzumab (the DUO Study). This study will evaluate the safety and efficacy of duvelisib as compared to ofatuzumab in approximately 300 patients with relapsed or refractory chronic lymphocytic leukemia (CLL).  Duvelisib has successfully completed the Phase 2 DYNAMO™ study which is an open-label, single-arm trial of duvelisib that evaluated the safety and efficacy of duvelisib in 129 patients with refractory indolent non-Hodgkin lymphoma (iNHL). This study met its primary endpoint of overall response rate and the majority of reported side effects were reversible and clinically manageable. Additionally, VS-5584 is currently being evaluated in a single agent dose escalation study in patients with solid tumors or lymphomas.

Defactinib is currently being evaluated in a Phase 1b study in combination with Merck & Co.’s PD-1 inhibitor pembrolizumab and gemcitabine in patients with advanced pancreatic cancer, a Phase 1/2 clinical collaboration with Pfizer Inc. and Merck KGaA to evaluate defactinib in combination with avelumab, an anti-PD-L1 antibody, in patients with ovarian cancer, a Phase 1/2 study in collaboration with Cancer Research UK and Merck & Co. for the combination of defactinib and pembrolizumab in patients with non-small cell lung cancer, mesothelioma or pancreatic cancer, a Phase 1/1b trial in combination with weekly paclitaxel for patients with ovarian cancer, a Phase 2 study in patients with non-small cell lung cancer, and a Phase 2 trial preceding surgery in mesothelioma. In addition to defactinib, VS-4718 is currently being evaluated in both a Phase 1 single agent dose escalation study in patients with solid tumors and in a Phase 1b combination study with gemcitabine and nab-paclitaxel for the treatment of patients with newly diagnosed advanced pancreatic cancer.

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

As of September 30, 2016, we had an accumulated deficit of $223.7 million. Our net loss was $7.9 million, $24.8 million, $15.4 million and $46.0 million for the three and nine months ended September 30, 2016 and 2015, respectively. We expect to incur significant expenses and operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses including product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2015 related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the three and nine months ended September 30, 2016. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 3, 2016.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2016 and September 30, 2015

Research and development expense.  Research and development expense for the three months ended September 30, 2016 (2016 Quarter) was $4.2 million compared to $11.3 million for the three months ended September 30, 2015 (2015 Quarter). The $7.1 million decrease from the 2015 Quarter to the 2016 Quarter was primarily related to a decrease of $5.3 million in contract research organization (CRO) expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, a decrease in personnel related costs of approximately $653,000 due to lower headcount as a result of our reduction in force in Q4 2015, a decrease of approximately $491,000 in consulting fees, a decrease in lab supplies of approximately $228,000, and a decrease in stock-based compensation and other expenses of approximately $376,000.

The table below summarizes our allocation of research and development expenses to our clinical programs for defactinib, VS-4718 and VS-5584, for the 2016 Quarter and the 2015 Quarter. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include approximate personnel related costs of $1.1 million and $1.7 million for the 2016 Quarter and the 2015 Quarter, respectively.

	Three months ended September 30,
	2016	2015
	(in thousands)	(in thousands)
VS-6063	$1,029	$6,344
VS-4718	693	928
VS-5584	217	503
Unallocated and other research and development expense	2,040	3,203
Unallocated stock-based compensation expense	237	326
Total research and development expense	$4,216	$11,304

Due to the uncertainty in drug development and the stage of development of our clinical programs, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.  We expect our research and development costs to increase due to the recently announced license agreement, which is discussed further in the “Liquidity and Capital Resources” section.

General and administrative expense.  General and administrative expense for the 2016 Quarter was $3.8 million compared to $4.2 million for the 2015 Quarter. The decrease of approximately $387,000 from the 2015 Quarter to the 2016 Quarter primarily resulted from decreases in stock-based compensation expense of approximately $665,000 and personnel costs of approximately $108,000.  These decreases were partially offset by an increase in professional fees of approximately $235,000 and an increase in consulting and other costs of approximately $151,000.

Interest income.  Interest income increased to approximately $137,000 for the 2016 Quarter from approximately $89,000 for the 2015 Quarter. This increase was primarily due to higher interest rates on investments.

Comparison of the nine months ended September 30, 2016 and September 30, 2015

Research and development expense.  Research and development expense for the nine months ended September 30, 2016 (2016 Period) was $12.9 million compared to $32.9 million for the nine months ended September 30, 2015 (2015 Period). The $20.0 million decrease from the 2015 Period to the 2016 Period was primarily related to a decrease of $14.5 million in CRO expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, decreases in personnel related costs of $3.3 million and stock-based compensation expense of $1.2 million due to lower headcount as a result of our reduction in force in Q4 2015, a decrease in lab supplies of approximately $569,000, and a net decrease in consulting fees, travel, facilities and other costs of approximately $451,000.

The table below summarizes our allocation of research and development expenses to our clinical programs for defactinib, VS-4718 and VS-5584 for the 2016 Period and the 2015 Period. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include approximate personnel related costs of $2.6 million and $5.8 million for the 2016 Period and the 2015 Period, respectively.

	Nine months ended September 30,
	2016	2015
	(in thousands)	(in thousands)
VS-6063	$3,387	$17,336
VS-4718	1,969	1,923
VS-5584	993	2,011
Unallocated and other research and development expense	5,798	9,643
Unallocated stock-based compensation expense	740	1,964
Total research and development expense	$12,887	$32,877

Due to the uncertainty in drug development and the stage of development of our clinical programs, we are unable to predict the requirements, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence, if ever.

General and administrative expense.  General and administrative expense for the 2016 Period was $12.3 million compared to $13.4 million for the 2015 Period. The decrease of $1.1 million from the 2015 Period to the 2016 Period primarily resulted from decreases in stock-based compensation expense of $1.7 million and personnel costs of approximately $111,000. This decrease was partially offset by an increase in professional fees of approximately $467,000 and a net increase in consulting fees, insurance and other costs of approximately $326,000.

Interest income.  Interest income increased to approximately $417,000 for the 2016 Period from approximately $236,000 for the 2015 Period. This increase was primarily due to higher interest rates on investments.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015 and sales of common stock under our at-the market equity offering program. As of September 30, 2016, we had received $68.1 million in net proceeds from the issuance of preferred stock and $190.1 million in net proceeds from our public offerings of common stock. As of September 30, 2016, we had $86.9 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Treasury money market fund, overnight repurchase agreements collateralized by government agency securities or U.S. Treasury securities, and corporate bonds and commercial paper.

Cash flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The approximately $11.8 million decrease in cash used in operating activities for the 2016 Period compared to the 2015 Period is primarily due to a decrease in research and development expenses related to our ongoing clinical trials, including the closeout of our COMMAND trial, and development of our lead product candidates.

In October 2015, we announced a reduction in our workforce of approximately 50% to 20 full time employees. All affected employees have received severance pay and outplacement assistance. As a result of the reduction in force and associated costs, we estimated annual savings of approximately $5.1 million in cash operating expenses on a going forward basis, with one-time severance and related costs of $1.1 million.  Of these one-time severance and related costs, approximately $349,000 was paid through December 31, 2015 and approximately $713,000 was paid in the 2016 Period.  As of September 30, 2016, all one-time severance and related costs have been paid and no liability remains.

Investing activities.  The cash provided by investing activities for the 2016 Period primarily reflects the net maturities of investments of $35.9 million. The cash used in investing activities for the 2015 Period primarily reflects the net purchases of investments of $42.0 million.

On October 29, 2016 (the Effective Date), we entered into a license agreement with Infinity Pharmaceuticals, Inc.  (Infinity), which we and Infinity amended and restated on November 1, 2016, effective as of October 29, 2016 (the License Agreement).  Under the terms of the Agreement, Infinity granted to us an exclusive worldwide license for the research, development, commercialization, and manufacture of products in oncology indications containing duvelisib, an investigational, oral, dual inhibitor of phosphoinositide-3 kinase (PI3K)-delta and PI3K-gamma (the Products). Following the Effective Date, we will assume financial responsibility for activities that are part of Infinity’s duvelisib program, including a randomized, Phase 3 monotherapy clinical study in patients with relapsed/refractory chronic lymphocytic leukemia (the DUO Study), except that Infinity will assume financial responsibility for the shutdown of certain specified clinical studies up to a maximum of $4.5 million. Following a short transition period, we will assume all operational responsibility for the duvelisib program. We are obligated to use diligent efforts to develop and commercialize one Product. During the term of the License Agreement, Infinity has agreed not to research, develop, manufacture or commercialize duvelisib in any other indication in humans or animals.

Pursuant to the terms of the License Agreement, we are required to make the following payments to Infinity in cash or, at our election, in whole or in part, in shares of our common stock: (i) $6.0 million upon the completion of the DUO Study if the results of the DUO Study meet certain pre-specified criteria and (ii) $22.0 million upon the approval of a new drug application in the United States or an application for marketing authorization with a regulatory authority outside of the United States for a Product.  For any portion of any of the foregoing payments which we elect to issue in shares of common stock in lieu of cash, the number of shares of common stock to be issued will be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on NASDAQ for a twenty day period following the public announcement of the applicable milestone event.  The shares of common stock will be issued as unregistered securities, and we will have an obligation to promptly file a registration statement with the SEC to register such shares for resale. Any issuance of shares will be subject to the satisfaction of closing conditions, including that all material authorizations, consents, approvals and the like necessary for such issuance shall have been obtained.

We are also obligated to pay Infinity royalties on worldwide net sales of Products ranging from the mid-single digits to the high single-digits. The royalties will expire on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable Product in the country of manufacture of such Product, (iii) the expiration of non-patent regulatory exclusivity in such country and (iv) ten years following the first commercial sale of a Product in a country, provided that if royalties on net sales for a Product in the United States are payable solely on the basis of non-patent regulatory exclusivity, the applicable royalty on net sales for such Product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

In addition to the foregoing, we are obligated to pay Infinity an additional royalty of 4% on worldwide net sales of Products to cover the reimbursement of research and development costs owed by Infinity to Mundipharma International Corporation Limited (MICL) and Purdue Pharmaceutical Products L.P. (Purdue). Once Infinity has fully reimbursed MICL and Purdue, the royalty obligations will be reduced to 1% of net sales in the United States (Trailing MICL Royalties). The Trailing MICL Royalties are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country. Each of the above royalty rates is reduced by 50% on a product-by-product and country-by-country basis if the applicable royalty is payable solely on the basis of non-patent regulatory exclusivity. In addition, the Trailing MICL Royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by the us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

Financing activities.  The cash used in financing activities for the 2016 Period primarily represents approximately $5,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees. The cash provided by financing activities in the 2015 Period primarily represents net proceeds of $63.9 million from the sale of shares of our common stock in our January 2015 public offering and our at-the-market equity offering program, offset in part by approximately $417,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees

In December 2013, we established an at-the-market equity offering program pursuant to which we are able to offer and sell up to $35.0 million of our common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. In November 2014, we commenced sales under this program.  Through December 31, 2015, we sold 2,536,155 shares under this program for net proceeds of approximately $22.5 million (after deducting commissions and other offering expenses), of which 1,189,479 shares were sold in the 2015 Period for net proceeds of $10.9 million (after deducting commissions and other offering expenses).  Of the cumulative net proceeds through

December 31, 2015, $9.6 million was received in 2014 and $12.9 million was received in the 2015 Period.  No proceeds were received and no additional sales of our common stock were made under this program during the 2016 Period.

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

Funding requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses and operating losses will increase substantially if and as we:

•	continue our ongoing clinical trials, including with our most advanced product candidates duvelisib, defactinib, VS-5584 and VS-4718;
•	initiate additional clinical trials for our product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other products and technologies;
•	hire additional clinical, development and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

We expect our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements into 2018. We have based this estimate on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•	the rate and size of enrollment of, results from and the cost of completing our ongoing clinical trials;
•	the scope, progress and results of our ongoing and potential future clinical trials;
•	the extent to which we acquire or in-license other products and technologies;
•	the costs, timing and outcome of regulatory review and/or approval process of our product candidates;
•	the costs and timing of future commercialization activities for such product candidates, for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	our ability to establish collaborations on favorable terms, if at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and investments of $86.9 million as of September 30, 2016, consisting of cash, U.S. Treasury money market funds, overnight repurchase agreements collateralized by government agency securities or U.S. Treasury securities, and corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest-bearing. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than our functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2016, approximately $334,000 of our total liabilities were denominated in currencies other than our functional currency. At this time, an immediate 10% change in currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Vice President, Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 3, 2016 and as supplemented or updated by the risk factors described below. The updates to our risk factors below under the heading “Risks Related to our License Agreement with Infinity” is a new risk factor related to our duvelisib program. The updates to our risk factors below under the heading “Risks Related to the Discovery, Development and Commercialization of our Product Candidates” update the corresponding risk factor contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

RISKS RELATED TO OUR LICENSE AGREEMENT WITH INFINITY

If we do not realize the anticipated benefits of our license agreement with Infinity for the duvelisib program, our business could be adversely affected.

Our license agreement with Infinity for the duvelisib program may fail to further our business strategy as anticipated or to achieve anticipated benefits and success. We may make or have made assumptions relating to the impact of the acquisition of the duvelisib program on our financial results relating to numerous matters, including:

•	the amount of goodwill and intangible assets that will result from the license agreement with Infinity;
•	transaction and integration costs;
•	the cost of development and commercialization of duvelisib products; and
•	other financial and strategic risks related to the license agreement with Infinity.

Further, we may incur higher than expected operating, transaction and integration costs, and we may encounter general economic and business conditions that adversely affect us relating to our license agreement with Infinity. If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the benefits from our license agreement with Infinity for the duvelisib program may not be realized or be of the magnitude expected.  For instance, if the results of the DUO Study fail to meet certain pre-specified criteria we may not be able to receive regulatory approval of duvelisib.

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

Preclinical studies and any positive preliminary and interim data from our clinical trials of our product candidates may not necessarily be predictive of the results of ongoing or later clinical trials. Even if we are able to complete our planned clinical trials of our product candidates according to our current development timeline, the positive results from clinical trials of our product candidates may not be replicated in subsequent clinical trial results. Also, our later-stage clinical trials could differ in significant ways from earlier stage clinical trials, which could cause the outcome of the later-stage trials to differ from our earlier stage clinical trials. For instance, though duvelisib has successfully completed a Phase 2 DYNAMO study in patients with iNHL, we may not receive positive results for duvelisib in the Phase 3 DUO Study in patients with CLL. Differences in earlier and later stage clinical trials may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing clinical studies, for instance, in the DUO Study. We have not completed any late-stage clinical trials for our product candidates yet, and if we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On November 7, 2016, Verastem, Inc. announced its financial results for the quarter ended September 30, 2016 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

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

VERASTEM, INC.
Date: November 7, 2016	By:	/s/ ROBERT FORRESTER

Robert Forrester
President and Chief Executive Officer
(Principal executive officer)

Date: November 7, 2016	By:	/s/ JOSEPH CHIAPPONI

Joseph Chiapponi
Vice President, Finance
(Principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Finance pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release issued by Verastem, Inc. on November 7, 2016.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document