Form 10-K
period 2016-12-31
Verastem, Inc.
filed 2017-03-23
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was $47,609,884.

The number of shares outstanding of the registrant’s common stock as of March 15, 2017 was 36,992,418.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. Such statements relate to, among other things, the development of our product candidates, including duvelisib, defactinib (VS-6063), VS-4718 and VS-5584, and our FAK, PI3K, and mTOR programs generally, the timeline for clinical development and regulatory approval of our product candidates, the expected timing for the reporting of data from on-going trials, the structure of our planned or pending clinical trials, additional planned studies, our rights to develop or commercialize our product candidates and our ability to finance contemplated development activities and fund operations for a specified period. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the fact that the preclinical and clinical testing of our product candidates and preliminary data from clinical trials may not be predictive of the success of ongoing or later clinical trials, that data may not be available when we expect it to be, that enrollment of clinical trials may take longer than expected, that our product candidates may cause unexpected safety events, that we will be unable to successfully initiate or complete the clinical development of our product candidates, including duvelisib, defactinib, VS-4718 and VS-5584, that development of our product candidates will take longer or cost more than planned, that we or Infinity Pharmaceuticals, Inc. (Infinity) will fail to fully perform under our license agreement for duvelisib, that the transition of the duvelisib program from Infinity will not be completed, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (SEC).

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

PART I

Item 1.  Business

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing drugs to improve outcomes for patients with cancer.  Our most advanced product candidates, duvelisib and defactinib (VS-6063), utilize a multi-faceted approach to treat cancers originating either in the blood or major organ systems.  We are currently evaluating these compounds in both preclinical and clinical studies as potential therapies for certain cancers, including leukemia, lymphoma, lung cancer, ovarian cancer, mesothelioma, and pancreatic cancer. We believe that these compounds may be beneficial as therapeutics either as single agents or when used in combination with immuno-oncology agents or other current and emerging standard of care treatments in aggressive cancers that are poorly served by currently available therapies.

Duvelisib targets the Phosphoinositide 3-kinase (PI3K) and defactinib targets the Focal Adhesion Kinase (FAK) signaling pathways. The PI3K signaling pathway plays a central role in cancer proliferation and survival. Duvelisib is an investigational oral therapy designed to attack both malignant B-cells and T-cells and disrupt the tumor microenvironment to help thwart their growth and proliferation for patients with lymphatic cancers through the dual inhibition of PI3K delta and gamma.  FAK is a non-receptor tyrosine kinase encoded by the PTK-2 gene that is involved in cellular adhesion and, in cancer, metastatic capability.  Defactinib is a targeted inhibitor of the FAK signaling pathway. Similar to duvelisib, defactinib is also orally available and designed to be a potential therapy for patients to take at home under the advice of their physician.

Duvelisib is currently being studied in the DUO™ study, which is a Phase 3, randomized, open-label, two-arm trial of duvelisib versus treatment with ofatumumab. This study will evaluate the safety and efficacy of duvelisib as compared to ofatumumab in approximately 300 patients with relapsed or refractory chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL).

Duvelisib has successfully completed the Phase 2 DYNAMO™ study which is an open-label, single-arm trial of duvelisib that evaluated the safety and efficacy of duvelisib in 129 patients with refractory indolent non-Hodgkin lymphoma (iNHL). This study met its primary endpoint of overall response rate (ORR) and the majority of reported side effects were expected, reversible and clinically manageable.

Defactinib is currently being evaluated in a Phase 1b study in combination with Merck & Co.’s PD-1 inhibitor pembrolizumab and gemcitabine in patients with advanced pancreatic cancer, a Phase 1/2 clinical collaboration with Pfizer Inc. (Pfizer) and Merck KGaA to evaluate defactinib in combination with avelumab, an anti-PD-L1 antibody, in patients with ovarian cancer, and a Phase 1/2 study in collaboration with Cancer Research UK and Merck & Co. for the combination of defactinib and pembrolizumab in patients with non-small cell lung cancer (NSCLC), mesothelioma or pancreatic cancer.

In addition to duvelisib and defactinib, we have additional earlier-stage programs that have undergone preliminary clinical testing, including clinical trials of the FAK inhibitor VS-4718 and the PI3K/mTOR inhibitor VS-5584. Though both of these programs are slated to complete their Phase 1 testing, we have no plans for further development at this time as we focus most of our resources on duvelisib and defactinib.

THE PROBLEM

Cancer is a group of diseases characterized by uncontrolled growth and spread of abnormal cells. The American Cancer Society estimated that in the United States in 2017, approximately 1.7 million new cases of cancer would be diagnosed and approximately 600,000 people would die from the disease. Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormonal therapy, immunotherapy, and targeted therapy. The cancer death rate in the United States has only decreased modestly since the early 1990s. Despite years of intensive research and clinical use, current treatments often fail to cure cancer. Cancer remains one of the world’s most serious health problems and is the second most common cause of death in the United States after heart disease. The following table sets forth the U.S. annual incidence of certain cancers, based on 2016 estimates from the National Cancer Institute’s Surveillance, Epidemiology, and End Results Program (NCI; SEER).

Cancer type	U.S. annual
incidence
Lymphoma
Non-Hodgkin lymphoma	72,580
Chronic lymphocytic leukemia	18,960
Solid tumor
Lung and bronchus cancer	224,390
Pancreatic cancer	53,070
Ovarian cancer	22,280

With the application of new technologies and key discoveries, we believe that we are now entering an era of cancer research characterized by a more sophisticated understanding of the biology of cancer. We believe that the potential of oral, targeted therapies, along with the rapidly advancing field of immunotherapy, or using the body’s immune system to fight cancer, are important new insights that present the opportunity to develop more effective cancer treatments.

OUR STRATEGY

Our product candidates seek to utilize a multi-faceted approach to treat cancer by directly targeting the cancer cells, enhancing anti-tumor immunity, and modulating the local tumor microenvironment. Our goal is to build a leading biopharmaceutical company focused on the discovery, development and, ultimately, commercialization of novel drugs that use a multi-faceted approach to improving outcomes for patients with cancer.

Key elements of our strategy to achieve this goal are:

•

Advance our product candidates through clinical development. We have ongoing clinical trials of duvelisib and defactinib both as single agents and in combination with other agents in several hematologic and solid tumor indications.

•

Expand the indications in which our product candidates may be used. In parallel to CLL, SLL, iNHL, NSCLC, ovarian cancer, pancreatic cancer and mesothelioma trials that we are currently conducting, we plan to pursue additional disease indications to expand the potential of our product candidates.

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

•

Consider acquiring or in‑licensing rights to additional agents. We may pursue the acquisition or in‑license of rights to additional agents from third parties that may supplement our internal programs and allow us to initiate clinical development of a diverse pipeline of agents more quickly.

•

Build and maintain scientific leadership in the areas of lymphoid malignancies, immuno-oncology and cancer stem cells (CSCs). We plan to continue to conduct research in the hematological, immuno-oncology and CSC fields to further our understanding of the underlying biology of enhancing the body’s immune response to tumors as well as cancer progression and metastasis. We also plan to continue fostering relationships with top scientific advisors, researchers and physicians. We believe that exceptional advisors, employees and management are critical to leadership in the development of new therapies for the treatment of cancer.

•

Selectively build a commercial infrastructure in the U.S. for the potential launch of duvelisib in hematologic malignancies as an oral monotherapy for patients needing additional lines of therapy following previous treatment.

OUR PRODUCT CANDIDATES

We are focused on the discovery and development of small molecules for optimized efficacy and safety primarily as orally available drug candidates. We have several product candidates currently in clinical trials, including duvelisib and defactinib. We are running clinical trials in cancers where there are limited treatment options, including CLL, iNHL, T-cell lymphoma, lung cancer, ovarian cancer, pancreatic cancer, mesothelioma, and other advanced cancers.

Conventional chemotherapy works by stopping the function of cancer cells through a variety of mechanisms. Chemotherapies are usually not targeted at any specific differences between cancer cells and normal cells. Rather, they kill cancer cells because cancer cells generally grow more rapidly than normal cells and, as a result, are relatively more affected by the chemotherapy than normal cells. As a result, the treatments may succeed at initially decreasing tumor burden but ultimately fail to kill all of the cancer cells or effectively disrupt the tumor microenvironment, potentially resulting in disease progression.

Our goal is to develop targeted agents that both specifically kill cancer cells and disrupt the tumor microenvironment to enhance the efficacy of cancer treatment. Agents that can modulate the tumor microenvironment to increase cytotoxic T-cell access to the tumor cells and decrease immunosuppressive T-cells in tumors have been sought after to increase the proportion of responding cancer patients and the duration of response to cancer treatment.

Non-Hodgkin Lymphoma, Chronic Lymphocytic Leukemia

Hematologic malignancies are cancers of the blood or bone marrow such as non-Hodgkin lymphoma (NHL) and CLL. In general, lymphomas are a disease that occurs in patients over the age of 65.

The overall five-year relative survival rate for people with NHL is 69%, and the 10-year relative survival rate is 59%.  The type and stage of the lymphoma can often provide useful information about a person’s prognosis, but for some types of lymphomas the stage is less informative on its own. In these cases, other factors can give doctors a better idea about a person’s prognosis.  These factors are included in the International Prognostic Index and other metrics which take into account the patient’s age, stage of disease, presence of metastases, performance status and blood levels of lactate dehydrogenase. In the case of indolent follicular lymphomas, the Follicular Lymphoma International Prognostic Index is better suited to evaluate the prognosis of follicular lymphoma (FL) and to help guide treatment decisions.

There have been only incremental advances in treatment options for FL beyond chemotherapy or immunotherapies like the antibodies against CD20, such as rituximab and obinutuzumab, and the overall clinical outlook for patients still remains poor.

The NCI estimates that there were 18,960 new cases of CLL in the U.S. in 2016 and that the overall five-year survival rate for patients with CLL is approximately 83%. As CLL is generally a slow-growing disease, the advent of new oral anti-cancer therapies since 2013 have been a significant advance as treatment options beyond chemotherapy or anti-CD20 immunotherapies, including ofatumumab. Unlike in FL, the BTK and BCL-2 inhibitors have demonstrable activity in the treatment of CLL. However, evidence coming from studies on real-world use of these agents is revealing that a significant number of patients either relapse following treatment, become refractory to current agents, or are unable to tolerate treatment due to unmanageable side effects resulting from treatment, representing a significant medical need.

The potential of additional oral agents, particularly as a monotherapy that can be used in the general community physician’s armamentarium, may hold significant value in the treatment of patients with either CLL, SLL or FL.

Ovarian Cancer

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

The American Cancer Society estimated that in 2017 there will be approximately 22,000 new cases of ovarian cancer diagnosed and approximately 14,000 women will die from the disease.

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

Pancreatic Cancer

Pancreatic cancer begins in the tissues of the pancreas — an organ in the abdomen that lies horizontally behind the lower part of the stomach. The pancreas secretes enzymes that aid digestion and hormones that help regulate the metabolism of sugars. Patients present initially with vague symptoms that are often mistaken for other common abdominal conditions and diseases. It is the 12th most common cancer diagnosed in the United States and the disease represents the fourth leading cause of cancer-related death in the country.

Pancreatic cancer often has a poor prognosis, even when diagnosed early. Pancreatic cancer typically spreads rapidly and is seldom detected in its early stages, which is a major reason why it is a leading cause of cancer death. Signs and symptoms may not appear until pancreatic cancer is so advanced that complete surgical removal is not possible. An estimated 54,000 Americans will be diagnosed with pancreatic cancer in 2017 and over 43,000 will die from the disease. Pancreatic cancer is one of the few cancers where survival has not improved significantly during the past 40 years. Pancreatic cancer has a very high mortality rate with 92.3% of patients dying within five years of their initial diagnosis. The median age for diagnosis is 70 with the disease affecting males slightly more than females.

Treatment options for pancreatic cancer are limited with surgical resection of the tumor possible in less than 20% of patients. Chemotherapy or chemotherapy plus radiation is offered to patients whose tumors are unable to be removed surgically. Immuno-oncology agents have not demonstrated a significant improvement in treatment outcome for patients with pancreatic cancer. The limited impact of chemotherapies and immunotherapies to improve the outcome may be due to the dense stroma that is prevalent in pancreatic tumors and the presence of CSCs in the tumor.

Non-Small Cell Lung Cancer

According to the NCI, the most common types of NSCLC are squamous cell carcinoma, large cell carcinoma, and adenocarcinoma. Although NSCLCs are associated with cigarette smoke, adenocarcinomas may be found in patients who have never smoked. As a class, NSCLCs are relatively insensitive to chemotherapy and radiation therapy compared with small cell lung cancer (SCLC). The NCI estimates that in 2016 there were 224,390 new cases of lung cancer (both NSCLC and SCLC) in the United States and 158,080 deaths. Lung cancer is the leading cause of cancer‑related mortality in the United States. The five‑year relative survival rate from 2006 to 2012 for patients with lung cancer was 17.9%.

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

Mesothelioma

Mesothelioma is a form of cancer most often caused by asbestos, that affects the smooth lining of the chest, lungs, heart, and abdomen. The layer of tissue surrounding these organs is made up of mesothelial cells, hence the name mesothelioma.  Mesothelioma most often forms in the pleural cavity of the chest or into the abdomen.  Mesothelioma forms a solid tumor that begins as a result of insult to the tissues caused by asbestos particles, which penetrate into the pleural cavity of the chest.

Pleural mesothelioma accounts for approximately 2,500 - 3,000 cases a year in the United States. This disease affects the pleura, which is the thin balloon shaped lining of the lungs.  In its early stages, mesothelioma is difficult to detect as it may start with a thickening of the pleural rind, or fluid, which can be associated with many other conditions. This rind is normally thin and smooth in the non-diseased state. In time it begins to demonstrate progression, forming a more pronounced irregular rind and nodules which coalesce into a crust that compresses and invades into adjacent structures compromising lung and cardiac function.

The symptoms of mesothelioma gradually become more noticeable, prompting the patient to seek a medical consultation. By this time the progression of the disease may already be too advanced, as the tumor may have spread to the lymph nodes and/or begun to metastasize to remote organs of the body like the brain, spleen, liver or kidneys.

PI3K Inhibition Program

The PI3Ks are a family of enzymes involved in multiple cellular functions, including cell proliferation and survival, cell differentiation, cell migration, and immunity. PI3K-delta and PI3K-gamma are two proteins with distinct and mostly non-overlapping roles believed to support the growth and survival of malignant B-cells and T-cells. Specifically, preclinical data suggest that PI3K-delta signaling can lead to the proliferation of malignant B-cells, and that both PI3K-gamma and PI3K-delta play an important role in the formation and maintenance of the supportive tumor microenvironment.

Duvelisib

Our lead product candidate, duvelisib, is an oral, dual inhibitor of PI3K-delta and PI3K-gamma. Duvelisib is an investigational compound in clinical trials for hematologic malignancies, and its safety and efficacy have not yet been evaluated by the U.S. Food and Drug Administration (FDA) or any other health authority for marketing authorization.

We are conducting worldwide clinical investigation of duvelisib in blood cancers initially focusing on iNHL and CLL. The investigation of duvelisib is supported by data from a Phase 1, open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of duvelisib in patients with advanced hematologic malignancies. The maximum tolerated dose of duvelisib was defined at 75 mg twice daily (BID) and the trial has been completed. A 25 mg BID dosing regimen has been determined for further development based on efficacy, safety, pharmacokinetics and pharmacodynamics.  Data from this study, presented in December 2014 at the Annual Meeting of the American Society for Hematology (ASH 2014), showed that duvelisib is clinically active in CLL, SLL, iNHL, and T-cell lymphoma, as well as other hematologic malignancies.

Indolent Non-Hodgkin Lymphoma

The FDA and European Medicines Agency (EMA) have granted orphan drug designation to duvelisib for the potential treatment of FL, and the FDA has granted fast track designation to the investigation of duvelisib for the treatment of patients with FL who have received at least two prior therapies. The DYNAMO study is a Phase 2, open-label, single–arm monotherapy study evaluating the safety and efficacy of duvelisib dosed at 25 mg BID in 129 patients with iNHL. Patients in DYNAMO that continue to derive benefit remain on treatment.  DYNAMO enrollment criteria included patients with FL, the most common subtype of iNHL, marginal zone lymphoma (MZL) and SLL, whose disease is refractory to rituximab, a monoclonal antibody treatment, and to either chemotherapy or radioimmunotherapy and who must have progressed within six months of receiving their final dose of a previous therapy. The primary endpoint of the study was an ORR according to the International Working Group Criteria, which includes change in target nodal lesion in combination with other measurements to determine response to treatment.

The results from the DYNAMO study were presented at the 2016 Annual Meeting of the American Society for Hematology conference. DYNAMO achieved the primary endpoint in a heavily pre-treated, double refractory to chemotherapy and rituximab, patient population with an ORR of 46% (p=0.0001) in the intent to treat population (ITT), as assessed by an independent review committee with a median duration of response of 10 months. The breakdown of ORR in the three subtypes of iNHL for the overall study population was 41% in FL (n=83), 68% in SLL (n=28) and 33% in MZL (n=18). 83% of patients had a reduction in target lymph nodes.

FIGURE 1

*Adapted from Flinn et al., ASH 2016

FIGURE 2

*Flinn et al., ASH 2016

Duvelisib was generally well tolerated, with an expected and manageable safety profile with appropriate risk mitigation. The majority of adverse events were Grade 1 or 2 in severity, reversible and/or clinically manageable. The most common (>5%) Grade 3 adverse effects were an increase in diarrhea (14%), anemia (10%), and neutropenia (9%). Grade 3 or 4 adverse effects of special interest included neutropenia (28%), infection (18%), diarrhea (15%), thrombocytopenia (13%), anemia (12%), pneumonia (9%), hepatotoxicity (8%), rash (7%), colitis (5%), and pneumonitis (2%). Serious opportunistic infections were <5% with none being fatal. Four treatment-related adverse events had the outcome of death (one septic shock; one viral infection; one drug reaction/eosinophilia/ systemic symptoms, one toxic epidermal necrolysis/sepsis syndrome).

Chronic Lymphocytic Leukemia

The FDA and EMA have granted orphan drug designation to duvelisib for the potential treatment of CLL and SLL. The FDA has granted fast track designation to the investigation of duvelisib for the potential treatment of patients with CLL who have received at least one prior therapy. We are evaluating duvelisib for the treatment of CLL in the DUO study. DUO is a randomized, Phase 3 monotherapy study designed to evaluate the safety and efficacy of duvelisib dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody treatment, in approximately 300 patients with relapsed or refractory CLL. The primary endpoint of the study is progression-free survival. Enrollment of DUO was completed in November 2015, and we expect to report topline data mid-year 2017.

The investigation of duvelisib in DUO is supported by preliminary data from a Phase 1 study that demonstrated that duvelisib administered at 25 mg BID was clinically active in patients with relapsed or refractory CLL, with a 57% ORR (17 of 30 evaluable patients), including one complete response, as per investigator assessment. At the time of the presentation of the study at ASH 2014, the median progression free survival in the 31 patients who received the 25 mg BID dose had not yet been reached with 66% of patients progression free at twelve months and 59% of patients progression free at 24 months.

FIGURE 3

TP53mut/del(17p)
CR
25 mg BID
PR
75 mg BID
PD Prior to First Assessment
PD
40
20
0
-20
-40
-60
-80
-100
Best Percent Change

CR: Complete Response; PR: Partial Response; PD: Progressive Disease; TP53mut/del(17p): high-risk cytogenetic markers

*O’Brien et al., ASH 2014

The majority of side effects were Grade 1 or 2 in severity, reversible and/or clinically manageable. Across all doses evaluated in the study (n=55), the most common Grade 3 side effects were pneumonia (24%), neutropenia (18%) and anemia (16%). Grade 4 side effects included pneumonia in one patient (2%), neutropenia in 13 patients (24%) and anemia in one patient (2%).

T-cell Lymphoma, Aggressive NHL and Other Lymphomas

Data from the Phase 1 study presented at ASH 2014 and at the Annual T-cell Lymphoma Forum held in January 2015 demonstrates that duvelisib is clinically active in advanced T-cell lymphomas. Treatment with duvelisib in heavily pre-treated patients with relapsed or refractory T-cell lymphoma resulted in an ORR of 42% (14 of 33 patients evaluable for response), including two complete responses and twelve partial responses. Among the 15 patients with peripheral T-cell lymphoma (PTCL) who were evaluable for response, treatment with duvelisib resulted in two complete responses and six partial responses, for an ORR of 53%. Among the 18 patients with cutaneous T-cell lymphoma (CTCL) evaluable for response, treatment with duvelisib resulted in six partial responses for an ORR of 33%. Stable disease was observed in one patient with PTCL and six patients with CTCL. The Grade 3 side effects in patients with T-cell lymphoma included increases in aspartate transaminase (ALT) or alanine transaminase (AST) in 11 patients (31%), rash in six patients (17%) and pneumonia in five patients (14%). Two patients (6%) had Grade 4 ALT or AST increases, and one patient (3%) had Grade 4 pneumonia.

FIGURE 4

CR: Complete Response; PR: Partial Response;

ORR: CR + PR

*Horwitz et al., T-Cell Lymphoma Forum 2015

 FAK Inhibition Program

Our product candidates that inhibit FAK utilize a multi-faceted approach to treat cancer by reducing CSCs, enhancing anti-tumor immunity, and modulating the local tumor microenvironment. Our lead FAK inhibitor is known as defactinib (VS-6063) and our early-stage FAK inhibitor is known as VS-4718. The effects of FAK inhibition on the tumor microenvironment make defactinib a good candidate for combination therapy with immuno-oncology agents and other anti-cancer compounds. FAK expression is greater in many tumor types compared to normal tissue, particularly in cancers that have a high invasive and metastatic capability. The contact between cancer cells and connective tissue stimulates FAK signaling. However, CSCs acquire the ability to survive in the absence of contact with connective tissue. We believe that FAK signaling in CSCs may be maintained through alternative mechanisms, thus providing CSCs the ability to survive in the absence of cell contact. Accordingly, we believe that FAK signaling may be a central component of CSC biology that allows CSCs to survive after exiting from a tumor mass and enable metastatic growth at other sites in the body.

In September 2015, researchers from the University of Edinburgh published a study in the journal Cell that highlights the potential of FAK inhibition to enable the body’s immune system to fight cancer. The paper discussed results from preclinical research showing that FAK enables cancer cells to evade attack by the immune system. This research showed that genetic knock down of FAK or oral dosing of mice with a FAK inhibitor decreases immunosuppressive cells called T-regulatory cells (Figure 5a) and increases cytotoxic T-cells (Figure 5b) in skin cancer tumors leading to a reduction in tumor burden (Figure 5c). This work has since been expanded into pancreatic cancer and colorectal cancer models in which FAK inhibition similarly extends survival of tumor-bearing mice through increasing cytotoxic T-cells in the tumor and decreasing T regulatory cells as published in Nature Medicine in August, 2016.  Additionally, FAK inhibition was found to decrease other key immunosuppressive cell populations in tumors, known as myeloid-derived suppressor cells and M2 tumor-associated macrophages. Coincident with this immuno-modulation, FAK inhibition was shown to substantially increase survival of mice when combined with an anti-PD-1 immune checkpoint antibody.  These results have indicated the potential promise of FAK inhibitors in combination with immune checkpoint inhibitors in the clinic.

FIGURE 5

*Adapted from: Serrels et al. Nuclear FAK controls chemokine transcription, Tregs, and evasion of anti-tumor immunity. Cell. 2015.

In the 2016 Nature Medicine paper, preclinical data were presented (Jiang, et al) demonstrating that FAK inhibition reduces stromal density and increases T-cell entry into tumors.  In this study, it was discovered that treating mice bearing pancreatic cancer tumors with a FAK inhibitor reduces stromal density.  This was measured as a decrease in the number (Figure 6a) and proliferation (Figure 6b) of tumor-associated fibroblasts, together with a decrease in collagen and other extracellular matrix proteins (Figure 6c) in the tumors.  The paper’s authors went on to show that this reduction in stromal density by FAK inhibition augments the effectiveness of the chemotherapeutic agent gemcitabine, and also allowed cytotoxic T-cells to enter the tumors (Figure 6d) to induce more durable survival of transgenic mice bearing pancreatic tumors (Figure 7). We believe these data provide strong rationale for the clinical evaluation of FAK inhibitors, including defactinib, in combination with a PD-1 or PD-L1 antibody in patients with pancreatic and other cancers. Based on this research, we have initiated clinical trials to assess the combination of defactinib with either avelumab (anti-PD-L1) or pembrolizumab (anti-PD-1) for the treatment of patients with ovarian cancer, pancreatic cancer, mesothelioma, or NSCLC.

FIGURE 6

*Adapted from: Jiang et al. Targeting focal adhesion kinase renders pancreatic cancers responsive to checkpoint immunotherapy. Nature Medicine. 2016.

FIGURE 7

Vehicle: Placebo control; Immuno: Gem +/- anti-PD-1 +/- anti-CTLA-4

*Adapted from: Jiang et al. Targeting focal adhesion kinase renders pancreatic cancers responsive to checkpoint immunotherapy. Nature Medicine. 2016.

Defactinib

Defactinib is an orally‑available small molecule kinase inhibitor designed to inhibit FAK signaling. We are currently evaluating defactinib as a potential therapy for ovarian cancer, pancreatic cancer, mesothelioma, NSCLC, and other solid tumors. Defactinib has orphan drug designation in ovarian cancer and mesothelioma in the United States, the European Union, and Australia.

The clinical evaluation of defactinib is supported by a growing body of preclinical research suggesting that FAK inhibition, when combined with PD-1 inhibitors, increases the anti-tumor activity of these immunotherapeutic agents. As published in the journals Cell and Nature Medicine, FAK inhibition has been shown to increase cytotoxic (CD8+) T-cells in tumors, decrease T-cell exhaustion, decrease immunosuppressive cell populations, enhance T-cell killing of tumor cells, and create a generally more favorable tumor microenvironment, which may allow for enhanced efficacy of immuno-oncology therapeutics.

Pancreatic cancer, along with other tumors such as ovarian cancer and prostate cancer, are tumor types in which immunotherapeutics have achieved limited clinical benefit, possibly due to the dense desmoplastic stroma and the abundance of immunosuppressive cells. Preclinical research has demonstrated that high stromal density prevents anti-cancer agents and T-cells from entering pancreatic tumors thereby limiting efficacy. In preclinical research conducted by us and others, FAK inhibition was shown to reduce stromal density and allow cytotoxic T-cells to better penetrate the tumor and kill the cancer cells. Collectively, these data provide strong rationale for combining our FAK inhibitors with checkpoint inhibitors in the clinic for pancreatic and other solid tumors.

Phase 1/2 study with Pfizer and Merck KGaA in combination with immunotherapy in ovarian cancer. In March 2016, we announced a new clinical collaboration with Pfizer and Merck KGaA to evaluate defactinib in combination with avelumab in patients with ovarian cancer.  Avelumab is a human programmed death ligand 1 (PD-L1), blocking antibody that binds to the PD-L1 ligand expressed on tumor cells.

Phase 1/2 study with Cancer Research United Kingdom (CRUK) in combination with pembrolizumab. In September 2016, we announced a new clinical collaboration with CRUK and Merck & Co. to evaluate defactinib in combination with pembrolizumab in patients with NSCLC, mesothelioma, or pancreatic cancer.

Phase 1/1b study in combination with immunotherapy in pancreatic cancer.  Defactinib is in a dose escalation study in combination with Merck & Co.’s PD-1 inhibitor pembrolizumab and gemcitabine in patients with advanced pancreatic cancer. This Phase 1 clinical trial is anticipated to enroll approximately 50 patients and is being conducted at the Washington University School of Medicine’s Division of Oncology under the direction of Andrea Wang-Gillam, M.D., Ph.D., Clinical Director of the Gastrointestinal Oncology Program. This trial is primarily designed to evaluate the safety of the combination regimen and may also provide a greater understanding of how FAK inhibition in combination with immunotherapies could improve outcomes for patients with pancreatic cancer.

OUR MANAGEMENT TEAM AND SCIENTIFIC CO‑FOUNDERS AND ADVISORS

Our experienced management team includes our President and Chief Executive Officer, Robert Forrester, and our Chief Operating Officer, Daniel Paterson.

Mr. Forrester has been the Chief Executive Officer, Chief Operating Officer and chief financial officer of both private and public life science companies, including Forma Therapeutics, Inc., CombinatoRx, Inc. and Coley Pharmaceutical Group, Inc., which was acquired by Pfizer Inc. in 2007.

Mr. Paterson has over 25 years of experience in management roles at healthcare and biotechnology companies, including as chief executive officer, Chief Operating Officer and Chief Business Officer, and specific expertise in oncology drug and diagnostic product development, business development, and launch planning. Mr. Paterson was Head of Global Strategy for Specialty Market and Patient‑Level Data at IMS Health after playing a key role in the acquisition of PharMetrics by IMS Health as Vice President of Marketing and Corporate Development.

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

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention.

Patents

Our patent portfolio includes issued and pending applications worldwide. These patent applications fall into three categories: (1) PI3K inhibition program; (2) FAK inhibition program; and (3) other programs.

PI3K inhibition program

We are currently developing the PI3K inhibitor duvelisib.

DUVELISIB

We have exclusively licensed a portfolio of patent applications owned by Intellikine LLC and Infinity Pharmaceuticals, Inc. (Infinity), which are directed to PI3K inhibitor compounds and methods of their use, for example, in cancer.  Certain patent families are related to duvelisib.  These patent families include issued patents having claims covering duvelisib generically and specifically.  Also included are issued patents covering certain polymorphs of duvelisib.  Exemplary patents covering duvelisib, pharmaceutical compositions comprising duvelisib, methods of use, polymorphs, and methods of manufacture include US 8,193,182; US 8,785,456, and US 9,216,982.  These U.S. patents have issued and will expire between 2029 and 2032.  Related issued and pending worldwide patents and applications with claims to duvelisib, pharmaceutical compounds, methods of use, polymorphs, and methods of manufacture are pending in about 40 countries.  Additional patent applications related to certain methods of use and combination therapies, as issued, would expire between 2029 and 2036.

FAK inhibition program

We are currently developing the FAK inhibitor defactinib.

DEFACTINIB

We have exclusively licensed a portfolio of patent applications owned by Pfizer, which are directed to FAK inhibitor compounds and methods of their use, for example in cancer. One patent family is related generally to defactinib. This patent family includes issued patents having claims covering defactinib generically and specifically. For example, US 7,928,109 covers the composition of matter of defactinib specifically and US 8,247,411 covers the composition of matter of defactinib generically. Also included are issued and pending patent applications having claims directed to methods of treatment and methods of making defactinib. For example, US 8,440,822 covers methods of making defactinib. Any U.S. patents that have issued or will issue in this family will have a statutory expiration date in April of 2028. Related cases are pending worldwide, including for example in Europe, Brazil, Thailand, Hong Kong, and India, and granted in Australia, Mexico, Canada, China, Korea, Israel, New Zealand, South Africa, Singapore, Taiwan, and Japan.

In addition to the issued and pending patent applications exclusively licensed from Pfizer, we own three patent families covering defactinib. One family is directed to compositions (e.g., oral dosage forms) of defactinib and certain methods of use. Any U.S. patents that will issue in this family will have a statutory expiration date in January of 2035. The other two families are directed to methods of using a FAK inhibitor in combination with another agent, such as defactinib in combination with a mitogen-activated protein kinase kinase enzymes (MEK) inhibitor for treating a patient or defactinib in combination with an immunotherapeutic agent. Any U.S. patents that will issue in these families will have a statutory expiration date in February of 2035 and June of 2036.

Our licensed portfolio of patent applications from Pfizer also includes four families of patent applications directed to VS‑6062 and related methods of use. The patent families include issued and pending patent applications having claims directed to VS‑6062, methods of manufacture, and pharmaceutical salts. Patents have issued in these families in the U.S. that will expire in December of 2023, April of 2025, and November of 2028, respectively. Related cases have been granted worldwide, including for example in Australia, Canada, China, Japan, and Europe.

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

Patent Term

The base term of a U.S. patent is 20 years from the filing date of the earliest‑filed non‑provisional patent application from which the patent claims priority. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the U.S. Patent and Trademark Office. In some cases, the term of a U.S. patent is shortened by terminal disclaimer that reduces its term to that of an earlier‑expiring patent.

The term of a United States patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch‑Waxman Act, to account for at least some of the time the drug is under development and regulatory review after the patent is granted. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch‑Waxman Act allows for extension of the term of one United States patent that includes at least one claim covering the composition of matter of an FDA‑approved drug, an FDA‑approved method of treatment using the drug, and/or a method of manufacturing the FDA‑approved drug. The extended patent term cannot exceed the shorter of five years beyond the non‑extended expiration of the patent or 14 years from the date of the FDA approval of the drug. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extension on patents covering those products, their methods of use, and/or methods of manufacture.

LICENSES

Infinity Pharmaceuticals, Inc.

In November 2016, we entered into an amended and restated license agreement with Infinity, under which we acquired an exclusive worldwide license for the research, development, commercialization, and manufacture of products in oncology indications containing duvelisib. In connection with the license agreement, we assumed operational and financial responsibility for certain activities that were part of Infinity’s duvelisib program, including the DUO study for patients with relapsed/refractory CLL, and Infinity assumed financial responsibility for the shutdown of certain other clinical studies up to a maximum of $4.5 million. We are obligated to use diligent efforts to develop and commercialize a product in an oncology indication containing duvelisib. During the term of the license agreement, Infinity has agreed not to research, develop, manufacture or commercialize duvelisib in any other indication in humans or animals.

Pursuant to the terms of the license agreement, we are required to make the following payments to Infinity in cash or, at our election, in whole or in part, in shares of our common stock: (i) $6.0 million upon the completion of the DUO study if the results of the study meet certain pre-specified criteria and (ii) $22.0 million upon the approval of a new drug application in the United States or an application for marketing authorization with a regulatory authority outside of the United States for a product in an oncology indication containing duvelisib. For any portion of any of the foregoing payments that we elect to issue in shares of our common stock in lieu of cash, the number of shares of common stock to be issued will be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on NASDAQ for a twenty-day period following the public announcement of the applicable milestone event. The shares of common stock will be issued as unregistered securities, and we will have an obligation to promptly file a registration statement with the SEC to register such shares for resale. Any issuance of shares will be subject to the satisfaction of closing conditions, including that all material authorizations, consents, approvals and the like necessary for such issuance shall have been obtained.

We are also obligated to pay Infinity royalties on worldwide net sales of any products in an oncology indication containing duvelisib ranging from the mid-single digits to the high single digits. The royalties will expire on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable product in the country of manufacture of such product, (iii) the expiration of non-patent regulatory exclusivity in such country and (iv) ten years following the first commercial sale of a product in a country, provided that if royalties on net sales for a product in the United States are payable solely on the basis of non-patent regulatory exclusivity, the applicable royalty on net sales for such product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

In addition to the foregoing, we are obligated to pay Infinity an additional royalty of 4% on worldwide net sales of any products in an oncology indication containing duvelisib to cover the reimbursement of research and development costs owed by Infinity to Mundipharma International Corporation Limited (MICL) and Purdue Pharmaceutical Products L.P. (Purdue). Once Infinity has fully reimbursed MICL and Purdue, the royalty obligations will be reduced to 1% of net sales in the United States. These trailing MICL royalties are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country. Each of the above royalty rates is reduced by 50% on a product-by-product and country-by-country basis if the applicable royalty is payable solely on the basis of non-patent regulatory exclusivity. In addition, the trailing MICL royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

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

Pursuant to the Scripps License Agreement, we are obligated to pay Scripps potential product development milestone payments of up to an aggregate of $3.0 million upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay Scripps low single‑digit royalties as a percentage of net sales of licensed products. Our obligation to pay royalties on net sales is on a country-by-country basis. In the event that we challenge a patent or patent application covered by the Scripps License Agreement, our royalties will increase by fifty percent during the pendency of the challenge (and increase by one hundred percent in the event the challenge is not successful). We also forfeit the right to recoup any royalties, sublicense payments, milestone payments, patent costs or other payments during the period of any challenge to the patents covered under the Scripps License Agreement.

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

Pfizer Inc.

On July 11, 2012, we entered into a license agreement with Pfizer under which Pfizer granted us worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer’s inhibitors of FAK, including defactinib, for all therapeutic, diagnostic and prophylactic uses in humans. We have the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions. We are solely responsible, at our own expense, for the clinical development of these products, which is to be conducted in accordance with an agreed‑upon development plan. We are also responsible for all manufacturing and commercialization activities at our own expense. Pfizer provided us with an initial quantity of clinical supplies of one of the products for an agreed upon price.

Upon entering into the license agreement, we made a one‑time cash payment to Pfizer in the amount of $1.5 million and issued 192,012 shares of our common stock. Pfizer is also eligible to receive up to $2.0 million in developmental milestones and up to an additional $125.0 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid-double digit royalties on future net sales of the products. Our royalty obligations with respect to each product in each country begin on the date of first commercial sale of the product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to us that covers the product in that country.

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

Our competitors may commence and complete clinical testing of their product candidates, obtain regulatory approvals and begin commercialization of their products sooner than we may for our own product candidates. These competitive products may have superior safety or efficacy, or be manufactured less expensively, than our product candidates. If we are unable to compete effectively against these companies on the basis of safety, efficacy or cost, then we may not be able to commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our business.

PI3K inhibition program

We believe that the following companies, among others, have developed or are in the clinical stage of development of compounds targeting PI3K:

•

Gilead Sciences, Inc. has received approval from the FDA of idelalisib for the treatment of people with CLL, SLL, or FL, and which we believe is conducting a Phase 1b clinical trial of acalisib (GS-9820);

•	Novartis, which we believe is conducting a Phase 2 clinical trial of buparlisib;
•	TG Therapeutics, Inc., which we believe is conducting multiple clinical trials of TGR-1202;
•	AstraZeneca, which we believe is conducting Phase 2 clinical trials of ACP 319; and
•	Incyte Corporation, which we believe is conducting a Phase 2 clinical trial of INCB-050465, and which we also believe is conducting a Phase 2 clinical trial of INCB-040093.

In addition, many companies are developing product candidates directed to disease targets such as Bruton’s Tyrosine Kinase (BTK), B-cell lymphoma 2 (BCL-2), Janus Kinase (JAK), B-lymphocyte antigen CD-19, and programmed death 1/ligand 1 (PD-1/PD-L1), Cluster of Differentiation 79B antibody-drug conjugate (CD79B ADC), and pleiotropic pathways in the fields of hematology-oncology, including in the specific diseases for which we are currently developing duvelisib, or for which we may develop duvelisib or other PI3K inhibitors in the future. Such companies include:

•

Pharmacyclics LLC, a wholly-owned subsidiary of AbbVie, through its collaboration with Janssen Biotech, which has received approval from the FDA of ibrutinib, a BTK inhibitor, for the treatment of people with mantle cell lymphoma (MCL), CLL, MZL, SLL, or Waldenström’s macroglobulinemia, and is conducting multiple late stage clinical studies of ibrutinib in additional hematologic malignancies;

•

AbbVie, through its collaboration with Roche, which has received approval from the FDA of venetoclax, a BCL-2 inhibitor, for the treatment of people with CLL, and is conducting multiple late stage clinical studies of ventoclax in additional hematologic malignancies;

•

Celgene Corporation, which has received FDA approval of lenalidomide, an immunomodulator, for the treatment of people with multiple myeloma, MCL, and myelodyplastic syndromes, and is conducting late stage clinical studies of lenalidomide in additional hematologic malignancies; we also believe that Celgene is conducting a Phase 1 clinical trial of CC-292, a BTK inhibitor, in patients with CLL;

•	AstraZeneca, which we believe is conducting a Phase 3 clinical trial of ACP-196, a BTK inhibitor, in patients with CLL; and
•

Incyte Corporation, which has received FDA approval of ruxolitinib, a JAK inhibitor, in patients with intermediate or high-risk myelofibrosis, and which we believe is conducting Phase 2 clinical trials in CLL.

FAK inhibition program

There are other companies working to develop therapies to treat cancer including some who also target the tumor microenvironment or CSCs. These companies include divisions of large pharmaceutical companies including Astellas Pharma Inc., Celgene, Inc., Sanofi‑Aventis U.S. LLC, GlaxoSmithKline plc, Boehringer Ingelheim GmbH, Pfizer Inc. and others. There are also biotechnology companies of various sizes that are developing therapies against CSCs, including OncoMed Pharmaceuticals, Inc., Boston Biomedical Inc. (a division of Dainippon Sumitomo Corp), Stemline Therapeutics, Inc. and others.

MANUFACTURING

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop, other than small amounts of compounds that we may synthesize ourselves for preclinical testing. To date, we have obtained starting materials for our supply of the bulk drug substance and drug product for our product candidates from third‑party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have long‑term supply arrangements in place. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance and drug product. If our current third‑party manufacturers should become unavailable to us for any reason, we believe that there are several potential replacements, although we might incur some delay in identifying and qualifying such replacements.

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

United States drug approval process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently scheduled to exceed $2.0 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $97,000 per product and $512,000 per establishment. These fees are typically adjusted annually. User fee statutory authority expires every five years. The current authority ends on September 30, 2017, so the United States Congress will have to enact new legislation by then to continue the program. We cannot predict if Congress will authorize a new user fee program or what, if any, changes will be made in the program.

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

505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the cancer treatment to obtain Pre‑Market Approval (PMA), simultaneously with approval of the drug. Based on the draft guidance, and the FDA’s past treatment of companion diagnostics, we believe that the FDA will require one or more of our in vitro companion diagnostics to obtain PMA for our companion diagnostics to identify patient populations suitable for our cancer therapies, such as the in vitro companion diagnostic for our product candidates. The review of these in vitro companion diagnostics in conjunction with the review of our potential cancer treatments will involve coordination of review by CDER and by the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics Device Evaluation and Safety.

PMA approval pathway

A medical device, including an in vitro diagnostic (IVD) to be commercially distributed in the United States must receive either 510(k) clearance or PMA approval from the FDA prior to marketing. Devices deemed by the FDA to pose the greatest risk, such as life‑sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a pre-amendment class III device for which PMA applications have not been called, are placed in Class III requiring PMA approval. The PMA approval pathway requires proof of the safety and effectiveness of the device to the FDA’s satisfaction.

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

Other regulatory requirements

Any drug manufactured or distributed by us pursuant to FDA approvals would be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval.

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

Additional provisions

Anti‑kickback and false claims laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry. These laws include anti‑kickback statutes and false claims statutes. The federal anti‑kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and various third parties, including prescribers, purchasers and health plans (including formulary managers) on the other. Violations of the anti‑kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. A number of pharmaceutical and other healthcare companies have been prosecuted under these laws for various activities, including allegedly inflating drug prices that the manufacturers report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates or providing free samples to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off‑label promotion, may also violate false claims laws.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. We may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may not be considered medically necessary or cost‑effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third‑party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

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

New legislation and regulations

From time to time, legislation is drafted, introduced and passed in the United States Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of pharmaceutical products. For example, in December 2016, Congress enacted and President Obama signed into law the 21st Century Cures Act, that amends a number of sections of the FDCA, including provisions related to medical device approval. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations changed or what the effect of such changes, if any, may be.

The United States and state governments also continue to propose and pass legislation designed to reduce the cost of healthcare.  For example, in March 2010, Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the Healthcare Reform Act) which includes changes to the coverage and reimbursement of drug products under government health care programs, including increased rebates for drugs dispensed to Medicaid beneficiaries, extension of such Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs.  Modifications to or repeal of all or certain provisions of the Healthcare Reform Act are expected as a result of the outcome of the recent presidential election and Republicans maintaining control of Congress, consistent with statements made by Donald Trump and members of Congress during the presidential campaign and following the election. We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

EMPLOYEES

As of March 15, 2017, we had 32 full‑time equivalent employees, including a total of 6 employees with M.D. or Ph.D. degrees. Of these full‑time employees, 18 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

BUSINESS—EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers as of March 15, 2017.

Name	Age	Position
Robert Forrester	53	President, Chief Executive Officer
Daniel Paterson	56	Chief Operating Officer

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

ADDITIONAL INFORMATION

We maintain a website at www.verastem.com. We make available, free of charge on our website, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10‑K.

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

RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

Preclinical testing and clinical trials of our product candidates may not be successful. In the near term, we are dependent on the success of our PI3K inhibitor program.   If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize duvelisib, or any of our other product candidates or if we experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the research and development of our product candidates, including duvelisib and defactinib, for which we are conducting clinical trials in multiple indications. Our ability to generate product revenues will depend heavily on the successful development and potential commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	initiation and successful enrollment and completion of our clinical trials;
•	receipt of marketing approvals from the U.S. Food and Drug Administration (FDA) and other regulatory authorities for our product candidates, including pricing approvals where required;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	establishing commercial capabilities, including hiring and training a sales force, and launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies; and
•	a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any collaborator. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, a further review and analysis of this data may change the conclusions drawn from this unaudited data indicating less promising results than we currently anticipate.

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

In addition, the design of a clinical trial may determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may have delays in reaching or fail to reach agreement on clinical trial contracts or clinical trial protocols with prospective trial sites;
•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•

regulators or institutional review boards may require that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•

obtain approval with labeling that includes significant use or distribution restrictions including imposition and monitoring of a Risk Evaluation and Mitigation Strategy (REMS), or safety warnings, including boxed warnings;

•	be subject to additional post marketing testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

The FDA and foreign regulatory authorities may determine that the results from our ongoing and future trials do not support regulatory approval and may require us to conduct an additional clinical trial or trials. If these agencies take such a position, the costs of development of our product candidates could increase materially and their potential market introduction could be delayed. The regulatory agencies could also require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider a New Drug Application. Our product development costs will also increase if we experience delays in clinical testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Patient enrollment is affected by other factors including:

•	the size and nature of the patient population;
•	severity of the disease under investigation;
•	eligibility criteria for the study in question;
•	perceived risks and benefits of the product candidate under study in relation to other available treatments including any new treatments that may be approved for the indications we are investigating;

•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	proximity and availability of clinical trial sites for prospective patients.

Furthermore, enrolled patients may drop out of a clinical trial, which could impair the validity or statistical significance of the clinical trial.  A number of factors can influence the patient discontinuation rate, including, but not limited to:

•	the inclusion of a placebo arm in a trial;
•	possible inactivity or low activity of the product candidate being tested at one or more of the dose levels being tested;
•	the occurrence of adverse side effects, whether or not related to the product candidate; and
•	the availability of numerous alternative treatment options, including clinical trials evaluating competing product candidates, that may induce patients to discontinue their participation in the trial.

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

All of our product candidates are in various stages of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk benefit perspective. A small percentage of patients in our clinical trials have experienced serious adverse events (SAEs) deemed by us and the clinical investigator to be related to our product candidates. SAEs generally refer to adverse events (AEs) that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such outcomes.

Duvelisib is in our Phase 3 DUO study and the development program continues to progress.  Duvelisib has successfully completed the Phase 2 DYNAMO study, in which duvelisib was generally well tolerated, with a manageable safety profile with appropriate risk mitigation.

Defactinib is in our Phase 1 and Phase 2 clinical trials and the development program continues to progress. The toxicities reported thus far are consistent with other drugs in this class.

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

Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. In addition, while we and our clinical trial investigators currently determine if serious adverse or unacceptable side effects are drug related, the FDA or other non-U.S. regulatory authorities may disagree with our or our clinical trial investigators’ interpretation of data from clinical trials and the conclusion that a serious adverse effect or unacceptable side effect was not drug related.

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

Preclinical studies and any positive preliminary and interim data from our clinical trials of our product candidates may not necessarily be predictive of the results of ongoing or later clinical trials. Even if we are able to complete our planned clinical trials of our product candidates according to our current development timeline, the positive results from clinical trials of our product candidates may not be replicated in subsequent clinical trial results. Also, our later stage clinical trials could differ in significant ways from earlier stage clinical trials, which could cause the outcome of the later stage trials to differ from our earlier stage clinical trials. For example, these differences may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late stage clinical trials after achieving positive results in an earlier stage of development. If we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Our approach to the treatment of cancer through the killing of cancer cells and disruption of the tumor micro-environment is unproven, and we do not know whether we will be able to develop any products of commercial value.

We are discovering and developing product candidates to treat cancer by using targeted agents to kill cancer cells or disrupt the tumor microenvironment and thereby thwart their growth and proliferation of cancer cells. Research on the use of small molecules to inhibit PI3K and FAK signaling pathways and disrupt the tumor microenvironment is an emerging field and, consequently, there is uncertainty about whether duvelisib and defactinib are effective in improving outcomes for patients with cancer. With respect to our FAK inhibition program, there is some debate in the scientific community regarding cancer stem cells (CSCs), the existence of these cells, the defining characteristics of these cells, as well as whether targeting such cells is an effective approach to treating cancer. Some believe that targeting CSCs as part of our multi-faceted approach should be sufficient for a positive clinical outcome, while others believe that, at times or always, the use of FAK inhibitors that reduce CSCs should be coupled with conventional chemotherapies for a positive clinical outcome.

Any products that we develop may not effectively target cancer cells, enhance anti-tumor immunity, or modulate the local tumor microenvironment. While we are currently conducting clinical trials for product candidates that we believe will attack cancer cells through the inhibition of the PI3K or FAK signaling pathways and potentially disrupt the tumor microenvironment, we may not ultimately be successful in demonstrating their efficacy, alone or in combination with other treatments.

The approval of our product candidates as part of a combination therapy for the treatment of certain cancers may be more costly than our prior clinical trials, may take longer to achieve regulatory approval, may be associated with new, more severe or serious and unanticipated adverse events, and may have a smaller market opportunity.

Part of our current business model involves conducting clinical trials to study the effects of combining our product candidates with other approved and investigational targeted therapies, chemotherapies, and immunotherapies to treat patients with cancer. Regulatory approval for a combination treatment generally requires clinical trials to evaluate the activity of each component of the combination treatment. As a result, it may be more difficult and costly to obtain regulatory approval of our product candidate for use as part of a combination treatment than obtaining regulatory approval of our product candidates alone. In addition, we also risk losing the supply of any approved or investigational product being combined with our product candidate in these clinical trials. Furthermore, the potential market opportunity for our product candidates is difficult to estimate precisely. For instance, if one of our product candidates receives regulatory approval from a combination study, it may be approved solely for use in combination with the approved or investigational product in a particular indication and the market opportunity our product candidate would be dependent upon the continued use and availability of the approved or investigational product. In addition, because physicians, patients and third-party payors may be sensitive to the addition of the cost of our product candidates to the cost of treatment with the other products, we may experience downward pressure on the price that we can charge for our product candidates if they receive regulatory approval. Further, we cannot be sure that physicians will view our product candidates, if approved as part of a combination treatment, as sufficiently superior to a treatment regimen consisting of only the approved or investigational product. Additionally, the adverse side effects of our product candidates may be enhanced when combined with other products. If such adverse side effects are experienced, we could be required to conduct additional pre-clinical and clinical studies and if such adverse side effects are severe, we may not be able to continue the clinical trials of the combination therapy because the risks may outweigh the therapeutic benefit of the combination.

We may not be successful in our efforts to identify or discover additional potential product candidates.

Part of our strategy involves identifying or discovering product candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential product candidates;
•

potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance; or

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

We may seek to acquire new compounds and product candidates from other pharmaceutical and biotechnology companies, academic scientists and other researchers, such as our recent exclusive in-license from Infinity to research, develop, commercialize, and manufacture products in oncology indications containing duvelisib. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We also may be unable to license or acquire the relevant compound or product candidate on terms that would allow us to make an appropriate return on our investment. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including manufacturing, pre-clinical testing, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development.

In addition, future product or business acquisitions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention to develop acquired products, product candidates or technologies;
•	higher than expected acquisition and integration costs;
•	increased amortization expenses; and
•	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions.
•	Future business acquisitions may also entail certain additional risks, such as:
•	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	inability to motivate key employees of any acquired businesses.

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

•	efficacy and potential advantages compared to alternative treatments;
•	the ability to offer our products for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	whether our products are designated under physician treatment guidelines as a first, second or third line therapy;
•	changes in the standard of care for the targeted indications for our products;
•	limitations or warnings, including distribution or use restrictions, contained in the approved labeling for any of our products;
•	the strength of marketing and distribution support;
•	sufficient third-party coverage or reimbursement;
•	safety concerns with similar products marketed by others; and
•	the prevalence and severity of any side effects.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales and marketing infrastructure to market or co-promote some of our product candidates if and when they are approved.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, including Gilead Sciences, Inc., Abbvie, Pharmacyclics LLC, Roche, Celgene Corporation, AstraZeneca, Incyte Corporation, TG Therapeutics, Inc., Novartis and others.  Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We are developing our product candidates for the treatment of cancer. There are a variety of available therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if any of our product candidates are approved, they will be priced at a significant premium over competitive generic products.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue; and
•	the inability to commercialize any products that we may develop.

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

Since inception, we have incurred significant operating losses. As of December 31, 2016, we had an accumulated deficit of $235.3 million. To date, we have not generated any revenues and have financed our operations through private placements of our preferred stock, public offerings of our common stock, and sales of our common stock pursuant to our at-the-market equity offering program. In March 2017, Verastem, Inc. (Borrower) entered into a term loan facility with Hercules Capital, Inc. (Hercules), the proceeds of which will be used for our ongoing research and development programs and for general corporate purposes. We have devoted substantially all of our efforts to research and development. Our product candidates, including duvelisib and defactinib, are in clinical trials. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing clinical trials with our product candidates, including duvelisib and defactinib;
•	initiate additional clinical trials for our product candidates;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	continue our preclinical research or acquire or in-license additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, development and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical development programs or commercialization efforts.

We expect our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements for at least the next twelve months from the date of filing of this Annual Report on Form 10-K and into 2018. Our future capital requirements will depend on many factors, including:

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

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property related claims;
•	whether we realize the full amount of any projected cost savings associated with our organizational restructuring; and
•	our ability to establish collaborations or partnerships on favorable terms, if at all.

Conducting clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that may not be commercially available for several years, if at all. Accordingly, even if we receive regulatory approval of one of our product candidates, it will take several years to achieve peak sales and we will need to continue to rely on additional financing to further our clinical development objectives.  Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital or entering into certain licensing arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, grants and government funding, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. To the extent that we enter into certain licensing arrangements, the ownership interest of our existing stockholders may be diluted if we elect to make certain payments in shares of our common stock.  For example, pursuant to the terms of our license agreement with Infinity, we may elect to make certain milestone payments in shares of common stock in lieu of cash, according to a formula set forth in the license agreement. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, see our risk factors under the heading “Risks Related to Our Indebtedness.”

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

RISKS RELATED TO OUR INDEBTEDNESS

Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.

        In March 2017, the Borrower entered into a Loan and Security Agreement (the Loan Agreement), with Hercules.  Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $25.0 million (the Term Loan).  Concurrently with the closing of the Loan Agreement, the Borrower borrowed an initial tranche of $2.5 million.

All obligations under the Loan Agreement are secured by substantially all of the Borrower’s existing property and assets, excluding its intellectual property. This indebtedness may create additional financing risk for the Borrower, particularly if its business or prevailing financial market conditions are not conducive to paying off or refinancing its outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•

the Borrower will need to repay its indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

•

the Borrower’s failure to comply with the restrictive covenants in the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate its obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.

To the extent additional debt is added to the Borrower’s current debt levels, the risks described above could increase.

The Borrower may not have cash available  in an amount sufficient to enable it to make interest or principal payments on its indebtedness when due.

Failure to satisfy the Borrower’s current and future debt obligations under the Loan Agreement, or breaching any of its covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement as a result of an event of default, the Borrower may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, the Borrower may be required to delay, limit, reduce or terminate its product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that it would otherwise prefer to develop and market itself. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the term loans for its benefit, which collateral includes substantially all of the Borrower’s property other than its intellectual property. The Borrower’s business, financial condition and results of operations could be materially adversely affected as a result of any of these events. The Borrower is subject to certain restrictive covenants which, if breached, could have a material adverse effect on its business and prospects.

The Loan Agreement imposes operating and other restrictions on the Borrower.   Such restrictions will affect, and in many respects limit or prohibit, the Borrower’s ability and the ability of any future subsidiary to, among other things:

•	dispose of certain assets;
•	change its lines of business;
•	engage in mergers, acquisitions or consolidations;
•	incur additional indebtedness;
•	create liens on assets;
•	pay dividends and make distributions or repurchase our capital stock; and
•	engage in certain transactions with affiliates.

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

We intend to rely on third parties to conduct investigator sponsored clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.

We intend to rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

Such arrangements will provide us certain information rights with respect to the investigator sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator sponsored trials. However, we do not have control over the timing and reporting of the data from investigator sponsored trials, nor do we own the data from the investigator sponsored trials. If we are unable to confirm or replicate the results from the investigator sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

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

Any of these third parties may terminate their engagement with us at any time. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party, including the misappropriation of our proprietary information, trade secrets and know how;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•

disruptions to the operations of our manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or a catastrophic event affecting our manufacturers or suppliers.

Third-party manufacturers may not be able to comply with current good manufacturing practices (cGMP) regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and harm our business and results of operations.

Any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

If our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement, as well as producing the drug product. In addition, we have to enter into technical transfer agreements and share our know how with the third-party manufacturers, which can be time consuming and may result in delays.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We are a party to a number of intellectual property license agreements with third parties, including Infinity, Scripps and Pfizer, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. For example, under our license agreements with Infinity, Scripps, and Pfizer, we are required to use diligent or commercially reasonable efforts to develop and commercialize licensed products under the agreement and to satisfy other specified obligations. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or to convert the exclusive licenses to non-exclusive licenses, which could materially adversely affect the value of the product candidate being developed under these license agreements. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, which may not be possible. If Scripps were to terminate its license agreement with us for any reason, we would lose our rights to VS‑4718. If Pfizer were to terminate its license agreement with us for any reason, we would lose our rights to defactinib. If Infinity were to terminate its license agreement with us for any reason, we would lose our rights to duvelisib.

If we are unable to obtain and maintain patent protection for our products, or if our licensors are unable to obtain and maintain patent protection for the products that we license from them, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent protection in the United States and other countries with respect to our products. We and our licensors seek to protect our proprietary position by filing patent applications in the United States and abroad related to our products that are important to our business. We cannot be certain that any patents will issue with claims that cover our product candidates.

The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering products that we license from third parties and are reliant on our licensors. For example, we do not control the prosecution of the patent applications owned by Scripps. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. If such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our products or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Assuming the other requirements for patentability are met, in the United States, for patents that have an effective filing date prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. In March 2013, the United States transitioned to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third party pre issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom to operate searches to determine whether our use of certain of the patent rights owned by or licensed to us would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

In addition to seeking patents for some of our products, we also rely on trade secrets, including unpatented know how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post approval commitments that render the approved product not commercially viable.

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

We received orphan drug designation in the United States, the European Union, and Australia for the use of defactinib in mesothelioma and ovarian cancer, and in the United States and European Union for the use of duvelisib in FL, CLL and SLL. If duvelisib or defactinib obtains marketing authorization, it will receive orphan drug exclusivity. Orphan drug exclusivity grants seven years of marketing exclusivity under the Federal Food, Drug and Cosmetic Act (FDCA), up to ten years of marketing exclusivity in Europe, and five years of marketing exclusivity in Australia. A competitor may receive orphan drug marketing authorization prior to us for the same indication for which we are developing duvelisib or defactinib. Other companies have received orphan drug designations for compounds other than duvelisib or defactinib for the same indications for which we may have received orphan drug designation in corresponding territories. While orphan drug exclusivity for duvelisib or defactinib would provide market exclusivity against the same active ingredient for the same indication, we would not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe on the basis of orphan drug exclusivity. Furthermore, the marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan medicinal product. We cannot guarantee that another company also with orphan drug designation will not receive marketing authorization for the same active ingredient and same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity has expired. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which the FDA may approve a competing product for the same indication during the seven-year period of marketing exclusivity, such as if the later product is the same compound as our product but is shown to be clinically superior to our product, or if the later product is a different drug than our product candidate. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or of another compound for the same use as the orphan drug.

Though we have received fast track designation by the FDA for duvelisib in certain indications, that designation may not actually lead to a faster development or regulatory review or approval process, and it does not ensure that we will receive marketing approval.

The FDA has granted fast track designation to the investigation of duvelisib for the treatment of patients with FL who have received at least two prior therapies and for the potential treatment of patients with CLL who have received at least one prior therapy. Any drug sponsor may apply for such designation if its product candidate is intended for the treatment of a serious or life-threatening disease or condition and the product candidate demonstrates the potential to address an unmet medical need. The FDA has broad discretion whether or not to grant fast track designation. Although duvelisib has received such designation, this may not actually result in a faster development process, review or approval compared to standard FDA procedures. The FDA may withdraw fast track designation if it believes that the clinical development program does not continue to meet the criteria for fast track designation.

Any product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post marketing testing and surveillance to monitor the safety or efficacy of the product, including the imposition of a REMS. The FDA closely regulates the post approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off label marketing.

In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post marketing clinical trials;

•	warning or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may fail to obtain any marketing approvals, lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

•

the federal False Claims Act (FCA) imposes criminal and civil penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government and actions under the FCA may be brought by private whistleblowers as well as the government;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also establishes requirements related to the privacy, security and transmission of individually identifiable health information which apply to many healthcare providers, physicians and third-party payors with whom we interact;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the FDCA, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;

•

federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•

the federal transparency requirements under the Health Care Reform Act requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, as well as physician ownership and investment interests; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws regulate interactions between pharmaceutical companies and health care providers and require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures and pricing information.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

The U.S. healthcare industry generally and U.S. government healthcare programs in particular are highly regulated and subject to frequent and substantial changes. The U.S. government and individual states have been aggressively pursuing healthcare reform. In March 2010, President Obama signed into law the Health Care Reform Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law, for example, increased drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessed a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid.  Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners.

Within the U.S., significant healthcare reform efforts are anticipated under the new Trump Administration and Congress.  For example, Republican leaders recently presented a plan to replace the Health Care Reform Act. We cannot predict the ultimate content, timing or effect of any changes to the Health Care Reform Act or any other reform efforts.

We cannot be sure whether additional legislative changes will be enacted, or whether the regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post marketing testing and other requirements.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and research institutions for similar personnel. Although we have implemented a retention plan for certain key employees, our retention plan may not be successful in incentivizing these employees to continue their employment with us. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

Our stock price has been volatile. Since January 27, 2012, when we became a public company, the price for one share of our common stock has reached a high of $18.82 and a low of $1.05 through March 15, 2017. We cannot predict whether the price of our common stock will rise or fall. The market price for our common stock may be influenced by many factors, including:

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

In addition, the stock market in general and the market for small pharmaceutical companies and biotechnology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (JOBS Act) and may remain an emerging growth company for up to five years, until December 31, 2017. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Among other provisions, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We may elect to delay the adoption of certain new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies.

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

Year Ended December 31, 2016	High	Low
First quarter	$1.89	$1.05
Second quarter	$1.93	$1.19
Third quarter	$1.66	$1.27
Fourth quarter	$1.55	$1.05

Year Ended December 31, 2015	High	Low
First quarter	$12.35	$6.78
Second quarter	$10.67	$6.84
Third quarter	$8.07	$1.50
Fourth quarter	$2.43	$1.56

HOLDERS

As of March 15, 2017, there were 18 holders of record of our common stock and the closing price of our common stock on the NASDAQ Global Market as of that date was $1.44. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

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

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from January 27, 2012 (the first date that shares of our common stock were publicly traded) through December 31, 2016. The comparison assumes $100 was invested after the market closed on January 27, 2012 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Verastem, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*$100 invested on 1/27/12 in stock or 12/31/11 in index, including reinvestment of dividends. Fiscal year ending December 31, 2016.

Cumulative Total Return Comparison

	January 27,	December 31,
	2012	2012	2013	2014	2015	2016
Verastem, Inc.	100.00	79.26	102.80	82.42	16.77	10.10
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Biotechnology	100.00	134.68	232.37	307.67	328.76	262.08

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

	Year Ended December 31,
Statement of operations data:	2016	2015	2014	2013	2012
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$19,779	$40,565	$35,448	$25,930	$21,712
General and administrative	17,223	17,634	18,159	15,472	10,518
Total operating expenses	37,002	58,199	53,607	41,402	32,230
Loss from operations	(37,002)	(58,199)	(53,607)	(41,402)	(32,230)
Interest income	562	334	242	200	246
Net loss	(36,440)	(57,865)	(53,365)	(41,202)	(31,984)
Accretion of preferred stock	—	—	—	—	(6)
Net loss applicable to common stockholders	$(36,440)	$(57,865)	$(53,365)	$(41,202)	$(31,990)
Net loss per share applicable to common stockholders—basic and diluted	$(0.99)	$(1.61)	$(2.07)	$(1.82)	$(1.70)
Weighted‑average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	36,988	35,932	25,804	22,680	18,765

	As of December 31,
Balance sheet data:	2016	2015	2014	2013	2012
	(in thousands)
Cash, cash equivalents and investments	$80,897	$110,258	$92,675	$123,656	$91,520
Working capital	70,304	100,734	86,112	94,151	54,683
Total assets	83,629	113,094	98,649	125,261	92,923
Accumulated deficit	(235,323)	(198,883)	(141,018)	(87,653)	(46,451)
Total stockholders’ equity	72,297	102,469	88,766	117,446	90,466

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10‑K. The following discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including those discussed below and as set forth under “Risk Factors.” Please also refer to the section under the heading “Forward‑Looking Statements.”

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing drugs to improve outcomes for patients with cancer.  Our most advanced product candidates, duvelisib and defactinib (VS-6063), utilize a multi-faceted approach to treat cancers originating either in the blood or major organ systems.  We are currently evaluating these compounds in both preclinical and clinical studies as potential therapies for certain cancers, including leukemia, lymphoma, lung cancer, ovarian cancer, mesothelioma, and pancreatic cancer. We believe that these compounds may be beneficial as therapeutics either as single agents or when used in combination with immuno-oncology agents or other current and emerging standard of care treatments in aggressive cancers that are poorly served by currently available therapies.

Duvelisib targets the Phosphoinositide 3-kinase (PI3K) and defactinib targets the Focal Adhesion Kinase (FAK) signaling pathways. The PI3K signaling pathway plays a central role in cancer proliferation and survival. Duvelisib is an investigational oral therapy designed to attack both malignant B-cells and T-cells and disrupt the tumor microenvironment to help thwart their growth and proliferation for patients with lymphatic cancers through the dual inhibition of PI3K delta and gamma.  FAK is a non-receptor tyrosine kinase encoded by the PTK-2 gene that is involved in cellular adhesion and, in cancer, metastatic capability.  Defactinib is a targeted inhibitor of the FAK signaling pathway. Similar to duvelisib, defactinib is also orally available and designed to be a potential therapy for patients to take at home under the advice of their physician.

Duvelisib is currently being studied in the DUO™ study, which is a Phase 3, randomized, open-label, two-arm trial of duvelisib versus treatment with ofatumumab. This study will evaluate the safety and efficacy of duvelisib as compared to ofatumumab in approximately 300 patients with relapsed or refractory chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL).

Duvelisib has successfully completed the Phase 2 DYNAMO™ study which is an open-label, single-arm trial of duvelisib that evaluated the safety and efficacy of duvelisib in 129 patients with refractory indolent non-Hodgkin lymphoma (iNHL). This study met its primary endpoint of overall response rate (ORR) and the majority of reported side effects were expected, reversible and clinically manageable.

Defactinib is currently being evaluated in a Phase 1b study in combination with Merck & Co.’s PD-1 inhibitor pembrolizumab and gemcitabine in patients with advanced pancreatic cancer, a Phase 1/2 clinical collaboration with Pfizer Inc. (Pfizer) and Merck KGaA to evaluate defactinib in combination with avelumab, an anti-PD-L1 antibody, in patients with ovarian cancer, and a Phase 1/2 study in collaboration with Cancer Research UK and Merck & Co. for the combination of defactinib and pembrolizumab in patients with non-small cell lung cancer (NSCLC), mesothelioma or pancreatic cancer.

In addition to duvelisib and defactinib, we have additional earlier-stage programs that have undergone preliminary clinical testing, including clinical trials of the FAK inhibitor VS-4718 and the PI3K/mTOR inhibitor VS-5584. Though both of these programs are slated to complete their Phase 1 testing, we have no plans for further development at this time as we focus our resources on duvelisib and defactinib.

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

As of December 31, 2016, we had an accumulated deficit of $235.3 million. Our net loss was $36.4 million, $57.9 million and $53.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

FINANCIAL OPERATIONS OVERVIEW

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues will depend heavily on the successful development and potential commercialization of our product candidates.

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

We allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project. The table below summarizes our external allocation of research and development expenses to our clinical programs, including duvelisib, defactinib, VS‑4718 and VS‑5584, for the years ended December 31, 2016, 2015 and 2014. We use our employee and infrastructure resources across multiple research and development projects. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include $3.9 million, $7.3 million and $5.9 million of personnel costs for the years ended December 31, 2016, 2015 and 2014, respectively.

	Year ended December 31,
	2016	2015	2014
	(in thousands)	(in thousands)	(in thousands)
Defactinib	$3,934	$20,713	$16,186
Duvelisib	3,326	—	—
VS-4718	2,314	2,545	2,921
VS-5584	1,197	2,739	2,679
Unallocated and other research and development expense	7,934	12,158	9,935
Unallocated stock-based compensation expense	1,074	2,410	3,727
Total research and development expense	$19,779	$40,565	$35,448

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock‑based compensation described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include fees paid to CROs in connection with research and development activities for which we have not yet been invoiced.

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

We estimate the fair value of stock option awards using the Black‑Scholes option‑pricing model. Determining the fair value of share‑based awards requires the use of subjective assumptions, including the expected term of the award and expected stock price volatility. The assumptions used in determining the fair value of share‑based awards represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change, and we use different assumptions, our share‑based compensation could be materially different in the future. The risk‑free interest rate used for each grant is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock option. Because we do not have a sufficient history to estimate the expected term, we use the simplified method as described in Securities and Exchange Commission Staff Accounting Bulletin Topic 14.D.2 for estimating the expected term. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. Because there was no public market for our common stock prior to our initial public offering, we lacked company‑specific historical and implied volatility information. Therefore, we used the historical volatility of a representative group of public biotechnology and life sciences companies with similar characteristics to us. Our current computation of expected volatility is based on the historical volatility of five companies equally weighted, including our own and a representative group of four public biotechnology and life sciences companies with similar characteristics to us, including similar stage of product development and therapeutic focus. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We also recognize compensation expense for only the portion of options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options based on our historical forfeiture rate, adjusted for known trends, and used these rates in developing a future forfeiture rate.

We have also granted performance‑based restricted stock units (RSUs) and stock options with terms that allow the recipients to vest in a specific number of shares based upon the achievement of performance‑based milestones as specified in the grants. Share‑based compensation expense associated with these performance‑based RSUs and stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates of the time to vesting for the achievement of the performance‑based milestones. If the actual achievement of the performance‑based milestones varies from our estimates, share‑based compensation expense could be materially different than what is recorded in the period. The cumulative effect on current and prior periods of a change in the estimated time to vesting for performance‑based RSUs and stock options will be recognized as compensation cost in the period of the revision, and recorded as a change in estimate.

While the assumptions used to calculate and account for share‑based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our underlying assumptions and estimates, our share‑based compensation expense could vary significantly from period to period.

As of December 31, 2016, there was approximately $4.9 million of unrecognized stock‑based compensation, net of estimated forfeitures, related to stock options, which are expected to be recognized over a weighted‑average period of 1.5 years. There is no unrecognized stock‑based compensation related to RSUs or restricted common stock. The total unrecognized share‑based compensation cost will be adjusted for future changes in estimated forfeitures. See Notes 2 and 7 to our consolidated financial statements located in this Annual Report on Form 10‑K for further discussion of share‑based compensation.

RESULTS OF OPERATIONS

All financial information presented has been consolidated and includes the accounts of our wholly owned subsidiary, Verastem Securities Company. All intercompany balances and transactions have been eliminated in consolidation.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Research and development expense.  Research and development expense for the year ended December 31, 2016 (2016 Period) was $19.8 million compared to $40.6 million for the year ended December 31, 2015 (2015 Period). The $20.8 million decrease from the 2015 Period to the 2016 Period was primarily related to a decrease of $15.6 million in external CRO expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, a $3.4 million decrease in personnel related costs, primarily due to the reduction in workforce in October 2015, a decrease of $1.3 million in stock-based compensation expense and a decrease of $1.5 million in lab supplies, travel and other research and development expense. These decreases were partially offset by an increase of approximately $947,000 in consulting and professional fees.

General and administrative expense.  General and administrative expense for the 2016 Period was $17.2 million compared to $17.6 million for the 2015 Period. The approximate $411,000 decrease from the 2015 Period to the 2016 Period primarily resulted from a decrease of $2.1 million in stock-based compensation expense. This decrease was partially offset by increases of $1.1 million in consulting and professional fees, approximately $280,000 in personnel costs, and a net increase of approximately $306,000 of other general and administrative costs.

Interest income.  Interest income increased to approximately $562,000 for the 2016 Period from approximately $334,000 for the 2015 Period. This increase was primarily due to higher interest rates on investments in the 2016 Period compared to the 2015 Period.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Research and development expense.  Research and development expense for the 2015 Period was $40.6 million compared to $35.4 million for the year ended December 31, 2014 (2014 Period). The $5.2 million increase from the 2014 Period to the 2015 Period was primarily related to an increase of approximately $5.8 million in external CRO expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, a $1.4 million increase in personnel related costs, primarily due to increased headcount and salaries (before our restructuring) and to restructuring costs associated with the reduction in workforce in October 2015, and an increase of approximately $558,000 in consulting expense. These increases were partially offset by a decrease of $1.3 million in stock-based compensation expense, $1.2 million in license fees related to the Encarta asset purchase in the 2014 Period and $126,000 in lab supplies.

General and administrative expense.  General and administrative expense for the 2015 Period was $17.6 million compared to $18.2 million for the 2014 Period. The approximate $525,000 decrease from the 2014 Period to the 2015 Period primarily resulted from a decrease of approximately $1.1 million in stock-based compensation expense and a decrease in professional fees of approximately $446,000, primarily related to lower intellectual property and general legal costs.  These decreases were partially offset by an increase of approximately $856,000 in personnel costs, due to increased headcount and salaries (before our restructuring) and to restructuring costs associated with the reduction in workforce in October 2015, and an increase in consulting fees of approximately $189,000.

Interest income.  Interest income increased to approximately $334,000 for the 2015 Period from approximately $242,000 for the 2014 Period. This increase was primarily due to a higher average investment balance for the 2015 Period compared to the 2014 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015 and sales of common stock under our at-the market equity offering program. As of December 31, 2016, we had $80.9 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Government money market fund, overnight repurchase agreements collateralized by government agency securities or U.S. Treasury securities, corporate bonds and commercial paper of publicly traded companies.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in)
Operating activities	$(29,484)	$(45,559)	$(36,902)
Investing activities	36,968	(27,057)	43,140
Financing activities	(5)	63,585	8,774
Net increase (decrease) in cash and cash equivalents	$7,479	$(9,031)	$15,012

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The $16.1 million decrease in cash used in operating activities for the 2016 Period compared to the 2015 Period was primarily due to a decrease in research and development expenses related to our ongoing clinical trials, including the closeout of our COMMAND trial, and development of our lead product candidates. The $8.7 million increase in cash used in operating activities for the 2015 Period compared to the 2014 Period was primarily due to an increase in research and development expenses related to clinical trials and development of our lead product candidates.

In October 2015, we announced a reduction in our workforce of approximately 50% to 20 full time employees. All affected employees received severance pay and outplacement assistance. As a result of the reduction in force and associated costs, we estimated annual savings of approximately $5.1 million in cash operating expenses on a going forward basis, with one-time severance and related costs of $1.1 million.  Of these one-time severance and related costs, approximately $349,000 was paid through December 31, 2015 and approximately $713,000 was paid in the 2016 Period.  As of December 31, 2016, all one-time severance and related costs have been paid and no liability remains.

Investing activities.  The cash provided by investing activities for the 2016 Period reflects net maturities of investments of $37.0 million. The cash used for investing activities for the 2015 Period primarily reflects the net purchases of investments of $26.8 million. The cash provided by investing activities for the 2014 Period reflects net maturities of investments of $45.7 million, partially offset by $2.4 million of property and equipment purchases primarily associated with the buildout of the Needham facility.

In November 2016, we entered into an amended and restated license agreement with Infinity Pharmaceuticals, Inc.  (Infinity), under which we acquired an exclusive worldwide license for the research, development, commercialization, and manufacture of products in oncology indications containing duvelisib.  In connection with the license agreement, we assumed operational and financial responsibility for certain activities that were part of Infinity’s duvelisib program, including the DUO study for patients with relapsed/refractory CLL, and Infinity assumed financial responsibility for the shutdown of certain other clinical studies up to a maximum of $4.5 million. We are obligated to use diligent efforts to develop and commercialize a product in an oncology indication containing duvelisib. During the term of the license agreement, Infinity has agreed not to research, develop, manufacture or commercialize duvelisib in any other indication in humans or animals.

Pursuant to the terms of the license agreement, we are required to make the following payments to Infinity in cash or, at our election, in whole or in part, in shares of our common stock: (i) $6.0 million upon the completion of the DUO study if the results of the DUO study meet certain pre-specified criteria and (ii) $22.0 million upon the approval of a new drug application in the United States or an application for marketing authorization with a regulatory authority outside of the United States for a product in an oncology indication containing duvelisib.  For any portion of any of the foregoing payments that we elect to issue in shares of our common stock in lieu of cash, the number of shares of common stock to be issued will be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on NASDAQ for a twenty day period following the public announcement of the applicable milestone event.  The shares of common stock will be issued as unregistered securities, and we will have an obligation to promptly file a registration statement with the SEC to register such shares for resale. Any issuance of shares will be subject to the satisfaction of closing conditions, including that all material authorizations, consents, approvals and the like necessary for such issuance shall have been obtained.

We are also obligated to pay Infinity royalties on worldwide net sales of any products in an oncology indication containing duvelisib ranging from the mid-single digits to the high single-digits. The royalties will expire on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable product in the country of manufacture of such product, (iii) the expiration of non-patent regulatory exclusivity in such country and (iv) ten years following the first commercial sale of a product in a country, provided that if royalties on net sales for a product in the United States are payable solely on the basis of non-patent regulatory exclusivity, the applicable royalty on net sales for such product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

In addition to the foregoing, we are obligated to pay Infinity an additional royalty of 4% on worldwide net sales of any products in an oncology indication containing duvelisib to cover the reimbursement of research and development costs owed by Infinity to Mundipharma International Corporation Limited (MICL) and Purdue Pharmaceutical Products L.P. (Purdue). Once Infinity has fully reimbursed MICL and Purdue, the royalty obligations will be reduced to 1% of net sales in the United States. These trailing MICL royalties are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country. Each of the above royalty rates is reduced by 50% on a product-by-product and country-by-country basis if the applicable royalty is payable solely on the basis of non-patent regulatory exclusivity. In addition, the trailing MICL royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by the us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

Financing activities.    The cash used in financing activities for the 2016 Period primarily represents approximately $5,000 used to satisfy the tax withholding obligations on certain RSUs that were net settled by employees. The cash provided by financing activities for the 2015 Period primarily represents net proceeds of $63.9 million from the sale of shares of our common stock in our January 2015 follow-on offering and our at-the-market equity offering program, offset in part by approximately $417,000 of cash used to satisfy the tax withholding obligations on certain RSUs that were net settled by employees. The cash provided by financing activities in the 2014 Period is primarily related to $9.6 million of net proceeds from our at-the-market equity offering program offset by approximately $780,000 of cash used to satisfy the tax withholding obligations on certain RSUs that were net settled by employees.

On March 21, 2017 (Closing Date), Verastem, Inc. (Borrower) entered into a term loan facility of up to $25.0 million (Term Loan) with Hercules Capital, Inc., a Maryland corporation (Hercules), the proceeds of which will be used for its ongoing research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated March 21, 2017 (Loan Agreement), which provides for up to four separate advances.  The first tranche of $2.5 million was drawn on the Closing Date.  The second tranche of $2.5 million and the third tranche of $5.0 million may be drawn, at the Borrower’s option but subject to the Borrower receiving favorable data from its ongoing Phase III clinical study evaluating the safety and efficacy of duvelisib in patients with relapsed/refractory chronic leukemia or small lymphocytic lymphoma on or prior to September 20, 2017 (Milestone Event), during the period beginning on the Closing Date and ending on the earliest to occur of the date that is 90 days after the Milestone Event and December 20, 2017.  The fourth tranche of $15.0 million may be drawn, at the Borrower’s option and at the sole discretion of Hercules, on or prior to June 30, 2018.

The Term Loan will mature on December 1, 2020 (Loan Maturity Date).  Each advance accrues interest at a floating per annum rate equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  The Term Loan provides for interest-only payments until November 1, 2018. The interest-only period may be extended to May 1, 2019 if the Borrower obtains minimum cash proceeds of $20.0 million from a sale of equity securities or subordinated debt and/or ongoing commercial partnerships. Thereafter, amortization payments will be payable monthly in twenty-six installments (or, if the period requiring interest-only payments has been extended to May 1, 2019, in twenty installments) of principal and interest (subject to recalculation upon a change in prime rates).  Any advance may be prepaid in whole or in part upon seven business days’ prior written notice to Hercules, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve (12) months following the Closing Date, 2.0%, if such advance is prepaid after twelve (12) months following the Closing Date but on or prior to twenty-four (24) months following the Closing Date, and 1.0% thereafter.  In addition, a final payment equal to 4.5% of the greater of (a) $5.0 million and (b) the total principal amount of the Term Loan extended by Hercules which is due on the Loan Maturity Date, or such earlier date specified in the Loan Agreement. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

The Term Loan is secured by a lien on substantially all of the assets of the Borrower, other than intellectual property and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Borrower’s failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) the Borrower’s breach or default in the performance of any covenant under the Loan Agreement, (3) the Borrower making a false or misleading representation or warranty in any material respect, (4) the Borrower’s insolvency or bankruptcy, (5) certain attachments or judgments on the Borrower’s assets, or (6) the occurrence of any material default under certain agreements or obligations of the Borrower involving indebtedness, or (7) the occurrence of a material adverse effect. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. Hercules has indemnification rights and the right to assign the Term Loan.

In December 2013, we established an at-the-market equity offering program pursuant to which we are able to offer and sell up to $35.0 million of our common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. In November 2014, we commenced sales under this program.  Through December 31, 2015, we sold 2,536,155 shares under this program for net proceeds of approximately $22.5 million (after deducting commissions and other offering expenses), of which 1,189,479 shares were sold in the 2015 Period for net proceeds of $10.9 million (after deducting commissions and other offering expenses).  Of the cumulative net proceeds through December 31, 2015, $9.6 million was received in the 2014 Period and $12.9 million was received in the 2015 Period.  No proceeds were received and no additional sales of our common stock were made under this program during the 2016 Period.

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

Funding requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses and operating losses will increase substantially if and as we:

•	continue our ongoing clinical trials, including with our most advanced product candidates duvelisib and defactinib;
•	initiate additional clinical trials for our product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other products and technologies;
•	hire additional clinical, development and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

We expect our existing cash, cash equivalents and investments will be sufficient to fund our current operating plan for at least the next twelve months from the date of filing of this Annual Report on Form 10-K and into 2018. We have based this estimate on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•	the rate and size of enrollment, results and cost of completing our ongoing clinical trials;
•	the scope, progress and results of our ongoing and potential future clinical trials;
•	the extent to which we acquire or in-license other products and technologies;
•	the costs, timing and outcome of regulatory review and/or approval of our product candidates;
•	the costs and timing of future commercialization activities for our product candidates, for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	our ability to establish collaborations on favorable terms, if at all.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2016:

(in thousands)	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Operating lease obligations	$1,484	$527	$957	$—	$—
License agreements (1)	—	—	—	—	—

(1)

As discussed in Note 10 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10 K, we are party to several agreements to license intellectual property. The license agreements may require us to pay upfront license fees, ongoing annual license maintenance fees, milestone payments, minimum royalty payments, as well as reimbursement of certain patent costs incurred by the licensors, as applicable. We have not included these payments in the table above as: there were no upfront license fees payable in future periods; annual license maintenance fees, which total $15,000 per year beginning in 2017, are perpetual and the agreements are cancelable by us at any time upon prior written notice to the licensor;  we cannot estimate if milestone and/or royalty payments will occur in future periods; and patent cost reimbursement costs are perpetual and the agreements are cancelable by us at any time upon prior written notice to the licensor.

In November 2016, we entered into an amended and restated license agreement with Infinity, under which we acquired an exclusive worldwide license for the research, development, commercialization, and manufacture of products in oncology indications containing duvelisib.  In connection with the license agreement, we assumed operational and financial responsibility for certain activities that were part of Infinity’s duvelisib program, including the DUO study for patients with relapsed/refractory CLL, and Infinity assumed financial responsibility for the shutdown of certain other clinical studies up to a maximum of $4.5 million. We are obligated to use diligent efforts to develop and commercialize a product in an oncology indication containing duvelisib. During the term of the license agreement, Infinity has agreed not to research, develop, manufacture or commercialize duvelisib in any other indication in humans or animals.

Pursuant to the terms of the license agreement, we are required to make the following payments to Infinity in cash or, at our election, in whole or in part, in shares of our common stock: (i) $6.0 million upon the completion of the DUO study if the results of the DUO study meet certain pre-specified criteria and (ii) $22.0 million upon the approval of a new drug application in the United States or an application for marketing authorization with a regulatory authority outside of the United States for a product in an oncology indication containing duvelisib.  For any portion of any of the foregoing payments that we elect to issue in shares of our common stock in lieu of cash, the number of shares of common stock to be issued will be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on NASDAQ for a twenty day period following the public announcement of the applicable milestone event.  The shares of common stock will be issued as unregistered securities, and we will have an obligation to promptly file a registration statement with the SEC to register such shares for resale. Any issuance of shares will be subject to the satisfaction of closing conditions, including that all material authorizations, consents, approvals and the like necessary for such issuance shall have been obtained.

We are also obligated to pay Infinity royalties on worldwide net sales of any products in an oncology indication containing duvelisib ranging from the mid-single digits to the high single-digits. The royalties will expire on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable product in the country of manufacture of such product, (iii) the expiration of non-patent regulatory exclusivity in such country and (iv) ten years following the first commercial sale of a product in a country, provided that if royalties on net sales for a product in the United States are payable solely on the basis of non-patent regulatory exclusivity, the applicable royalty on net sales for such product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

In addition to the foregoing, we are obligated to pay Infinity an additional royalty of 4% on worldwide net sales of any products in an oncology indication containing duvelisib to cover the reimbursement of research and development costs owed by Infinity to Mundipharma International Corporation Limited (MICL) and Purdue Pharmaceutical Products L.P. (Purdue). Once Infinity has fully reimbursed MICL and Purdue, the royalty obligations will be reduced to 1% of net sales in the United States. These trailing MICL royalties are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country. Each of the above royalty rates is reduced by 50% on a product-by-product and country-by-country basis if the applicable royalty is payable solely on the basis of non-patent regulatory exclusivity. In addition, the trailing MICL royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by the us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

In July 2012, we entered into a license agreement with Pfizer under which Pfizer granted us worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer’s inhibitors of FAK (the FAK Products), including defactinib (VS‑6063), for all therapeutic, diagnostic and prophylactic uses in humans. We have the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions. We are solely responsible, at our own expense, for the clinical development of the FAK Products, which is to be conducted in accordance with an agreed‑upon development plan. We are also responsible for all manufacturing and commercialization activities at our own expense. Pfizer was required to provide us with an initial quantity of clinical supply of one of the FAK Products for an agreed upon price. We made a one‑time cash payment to Pfizer in the amount of $1.5 million and issued 192,012 shares of our common stock. Pfizer is also eligible to receive up to $2.0 million in developmental milestones and up to an additional $125.0 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid double digit royalties on future net sales of the FAK Products. Our royalty obligations with respect to each of the FAK Product in each country begin on the date of first commercial sale of the FAK Product in that country, and end on the later of 10 years after the date of first commercial sale of the FAK Product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to us that covers the Product in that country.

Under our license agreement with Poniard that we entered into in November 2011 relating to VS‑4718 and certain other compounds, we paid an upfront license fee and agreed to pay Poniard milestone payments upon the achievement of specified development and regulatory milestones. In February 2014, we purchased the assets which were the subject of our license agreement with Poniard from Encarta, Inc. (Encarta), who had previously purchased those assets in 2013. In consideration for the assets, we issued 97,500 shares of common stock, a warrant to purchase 142,857 shares of common stock with an exercise price equal to $17.16 per share and paid $25,000. All existing obligations under the license agreement, including an achieved development milestone and an obligation to issue a warrant, were settled as part of this transaction. In connection with the asset purchase agreement, we also assumed the rights and obligations under the Scripps License Agreement. Pursuant to the Scripps License Agreement, we are obligated to pay Scripps potential product development milestone payments of up to an aggregate of $3.0 million upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay Scripps low single‑digit royalties as a percentage of net sales of licensed products, subject to adjustments in certain circumstances. Our obligation to pay royalties on net sales is on a country-by-country basis.

OFF‑BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under Securities and Exchange Commission rules.

TAX LOSS CARRYFORWARDS

As of December 31, 2016, we had federal and state net operating loss carryforwards of $184.2 million and $182.8 million, respectively, which are available to reduce future taxable income. We also had federal and state tax credits of $7.4 million and $1.4 million, respectively, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2035. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three‑year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2016, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards of $85.9 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  ASU 2017-01 clarifies the definition of a business, provides a screen to determine when a set of assets is not a business and narrows the definition of the term output. ASU 2017-01 is effective for the interim and annual periods after December 15, 2016. Early adoption is permitted. We have elected to early adopt ASU 2017-01 and to apply it to any transactions which occurred prior to the issuance date that have not been reported in financial statements that have been issued or made available for issuance.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity’s ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for the interim and annual periods after December 15, 2016. Early adoption is permitted. The Company adopted ASU 2014-15 effective October 1, 2016.  We have evaluated the impact of the adoption of ASU 2014-15 on our year ended December 31, 2016 consolidated financial statements and determined that there is not substantial doubt about our ability to continue as a going concern for at least one year from the issuance of the December 31, 2016 consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $80.9 million and $110.3 million as of December 31, 2016 and 2015, respectively, consisting of cash, U.S. Government money market funds, overnight repurchase agreements collateralized by government agency securities or U.S. Treasury securities, corporate bonds and commercial paper of publicly traded companies.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short‑term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2016, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F‑1 through F‑25 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our principal financial and accounting officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our principal financial and accounting officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and our principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorizations of management and directors; and

(3)	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

On March 21, 2017 (Closing Date), Verastem, Inc. (Borrower) entered into a term loan facility of up to $25.0 million (Term Loan) with Hercules Capital, Inc., a Maryland corporation (Hercules), the proceeds of which will be used for its ongoing research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated March 21, 2017 (Loan Agreement), which provides for up to four separate advances.  The first tranche of $2.5 million was drawn on the Closing Date.  The second tranche of $2.5 million and the third tranche of $5.0 million may be drawn, at the Borrower’s option but subject to the Borrower  receiving favorable data from its ongoing Phase III clinical study evaluating the safety and efficacy of duvelisib in patients with relapsed/refractory chronic leukemia or small lymphocytic lymphoma on or prior to September 20, 2017 (Milestone Event), during the period beginning on the Closing Date and ending on the earliest to occur of the date that is 90 days after the Milestone Event and December 20, 2017.  The fourth tranche of $15.0 million may be drawn, at the Borrower’s option and at the sole discretion of Hercules, on or prior to June 30, 2018.

The Term Loan will mature on December 1, 2020 (the Loan Maturity Date).  Each advance accrues interest at a floating per annum rate equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  The Term Loan provides for interest-only payments until November 1, 2018. The interest-only period may be extended to May 1, 2019 if the Borrower obtains minimum cash proceeds of $20.0 million from a sale of equity securities or subordinated debt and/or ongoing commercial partnerships. Thereafter, amortization payments will be payable monthly in twenty-six installments (or, if the period requiring interest-only payments has been extended to May 1, 2019, in twenty installments) of principal and interest (subject to recalculation upon a change in prime rates).  Any advance may be prepaid in whole or in part upon seven business days’ prior written notice to Hercules, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve (12) months following the Closing Date, 2.0%, if such advance is prepaid after twelve (12) months following the Closing Date but on or prior to twenty-four (24) months following the Closing Date, and 1.0% thereafter.  In addition, a final payment equal to 4.5% of the greater of (a) $5.0 million and (b) the total principal amount of the Term Loan extended by Hercules which is due on the Loan Maturity Date, or such earlier date specified in the Loan Agreement. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

The Term Loan is secured by a lien on substantially all of the assets of the Borrower, other than intellectual property and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Borrower’s failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) the Borrower’s breach or default in the performance of any covenant under the Loan Agreement, (3) the Borrower making a false or misleading representation or warranty in any material respect, (4) the Borrower’s insolvency or bankruptcy, (5) certain attachments or judgments on the Borrower’s assets, (6) the occurrence of any material default under certain agreements or obligations of the Borrower involving indebtedness, or (7) the occurrence of a material adverse effect. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. Hercules has indemnification rights and the right to assign the Term Loan.

The foregoing description of the Term Loan does not purport to be complete and is qualified in its entirety by reference to the Loan Agreement, a copy of which is filed as Exhibit 10.26 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each of our directors and executive officers as of March 15, 2017.

Name	Age	Position
Robert Forrester	53	President, Chief Executive Officer and Director
Michael Kauffman, M.D., Ph.D.	53	Lead Director
Timothy Barberich	69	Director
Paul A. Friedman, M.D.	74	Director
Alison Lawton	55	Director
S. Louise Phanstiel	58	Director
Bruce Wendel	63	Director
Daniel Paterson	56	Chief Operating Officer

Robert Forrester, age 53, is a Class III director who has served as a member of our Board of Directors since July 2013. Mr. Forrester has served as our Chief Executive Officer since July 2013, as our Chief Operating Officer from March 2011 until July 2013 and as our President since January 2013. Mr. Forrester has previously held executive level positions at both private and public life sciences companies. Prior to joining us, Mr. Forrester served as Chief Operating Officer of Forma Therapeutics, Inc. from 2010 until 2011. Previously, he served as Interim President and Chief Executive Officer of CombinatoRx, Inc. from 2009 until 2010 and as its Executive Vice President and Chief Financial Officer from 2004 to 2009. Mr. Forrester served as Senior Vice President, Finance and Corporate Development at Coley Pharmaceuticals Group, Inc. from 2000 to 2003. Prior to his operating roles, Mr. Forrester was a managing director of the Proprietary Investment Group at MeesPierson, part of the Fortis Group, investing in life science companies. Prior to MeesPierson, Mr. Forrester worked for the investment banks, BZW (now Barclays Capital) and UBS, in the corporate finance groups undertaking mergers and acquisitions and public and private financing transactions. Mr. Forrester started his career as a lawyer with Clifford Chance in London and Singapore. He earned his LL.B. from Bristol University in England. The Board of Directors believes that Mr. Forrester’s qualifications to sit on the Board include his previous experience serving in leadership positions within the biopharmaceutical industry and his position as our President and Chief Executive Officer.

Michael Kauffman M.D., age 53, is a Class I director who has served as a member of our Board of Directors since November 2012. Dr. Kauffman has been the President and Chief Executive Officer of Karyopharm Therapeutics Inc., a publicly traded biotechnology company, since January 2011 and was a Science Advisor to Bessemer Venture Partners from 2008 to 2011. Dr. Kauffman was the Chief Medical Officer of Onyx Pharmaceuticals, Inc., a publicly traded biotechnology company, from November 2009 until December 2010. Dr. Kauffman was the Chief Medical Officer of Proteolix, Inc., a privately held pharmaceutical company, from April 2009 until November 2009, when it was acquired by Onyx. From September 2002 until July 2008, Dr. Kauffman was the President and Chief Executive Officer of EPIX Pharmaceuticals, Inc., a publicly traded biotechnology company that underwent liquidation proceedings in 2009. Dr. Kauffman joined Predix Pharmaceuticals, Inc., the predecessor to EPIX, in September 2002, as President and Chief Executive Officer. From 1997 to 2002, he held a number of senior medical and program leadership positions at Millennium Pharmaceuticals, Inc., then a publicly traded biotechnology company, including Vice President, Medicine and VELCADE Program Leader as well as co-founder and Vice President of Medicine at Millennium Predictive Medicine, a wholly-owned subsidiary of Millennium. Dr. Kauffman also served as Medical Director at Biogen Corporation (now Biogen Inc., a publicly traded biotechnology company). Dr. Kauffman has served on the board of directors of Zalicus, Inc., on the board of directors of Karyopharm since January 2011, and on the board of directors of Kezar Life Sciences Inc. In the past five years, Dr. Kauffman has also served on the board of directors of EPIX. Dr. Kauffman received an M.D. and Ph.D. in molecular biology and biochemistry from Johns Hopkins University and holds a B.A. in biochemistry from Amherst College. Dr. Kauffman trained in Internal Medicine at Beth Israel Deaconess and Massachusetts General Hospitals. He is board certified in internal medicine. The Board of Directors believes that Dr. Kauffman’s qualifications to sit on the Board include the combination of his significant business and leadership experience at public life sciences companies and his medical and scientific background.

Timothy Barberich, age 69, is a Class II director who has served as a member of our Board of Directors since March 2014. Mr. Barberich is founder and former Chairman and Chief Executive Officer of Sepracor Inc., a publicly traded, research-based, pharmaceutical company based in Marlborough, Massachusetts, which was acquired by Dainippon Sumitomo Pharma Co., Ltd. in 2009. He founded Sepracor in 1984 and served as Chief Executive Officer from 1984 to May 2007 and as Chairman of the Board from 1990 to 2009. Mr. Barberich has been Chairman of BioNevia Pharmaceuticals since June 2008 and Chief Executive Officer since 2014. He currently serves on the boards of directors of publicly traded GI Dynamics, Inotek Pharmaceuticals Corporation and Verastem, and on the boards of directors of the privately held companies Neurovance Inc. and Frequency, Inc. He has also served on the boards of directors of HeartWare, International, Inc., Tokai Pharmaceuticals, BioSphere Medical, Inc. and GeminX Pharmaceuticals. Mr. Barberich has also served on the board of trustees of Boston Medical Center and the board of the Pharmaceutical Research and Manufacturers’ Association (PhRMA). Prior to founding Sepracor, Mr. Barberich spent 10 years as a senior executive at Bedford, Massachusetts-based Millipore Corporation. Mr. Barberich is a graduate of Kings College and holds a Bachelors of Science degree in Chemistry. The Board of Directors believes that Mr. Barberich’s qualifications to sit on the Board include his significant experience in the development and commercialization of pharmaceutical products, his leadership experience at other pharmaceutical companies and his service on other boards of directors.

Paul A. Friedman M.D., age 74, is a Class I director who has served as a member of our Board of Directors since May 2014. Dr. Friedman was the Chief Executive Officer of Incyte Corporation from November 2001 until his retirement in January 2014 and oversaw the development and commercialization of Jakafi®. Dr. Friedman joined Incyte from DuPont Pharmaceuticals Research Laboratories where he served as President. Previously, he served as President of Research and Development of The DuPont Merck Pharmaceutical Company and Senior Vice President at Merck Research Laboratories. During his career, Dr. Friedman was involved in the discovery and/or development of a number of successful pharmaceutical products, including Jakafi®, Aggrastat®, Trusopt®, Crixivan®, Sustiva®, Pedvax®, Pneumovax®, Vaqta®, Varivax® Cozaar®/Hyzaar® and Fosamax®. Dr. Friedman earned his M.D. from Harvard Medical School where he subsequently became an Associate Professor of Medicine and Pharmacology and was a practicing physician at New York-Presbyterian Hospital, College of Physicians and Surgeons. Dr. Friedman currently serves as Chairman and Chief Executive Officer of Madrigal Pharmaceuticals and also serves on the boards of directors of two other publicly traded companies, Incyte and Cerulean Pharma, Inc., and on the boards of directors of two privately held companies, Gliknik, Inc. and Navitor Pharmaceuticals, Inc. Dr. Friedman also currently serves as a diplomat of the American Board of Internal Medicine and a Member of the American Society of Clinical Investigation. He has authored or co-authored over 100 scientific publications. The Board of Directors believes that Dr. Friedman’s qualifications to sit on the Board include his medical background, his significant experience in the development and commercialization of pharmaceutical products and his leadership experience at other pharmaceutical companies.

Alison Lawton, age 55, is a Class II director who has served as a member of our Board of Directors since November 2012. Ms. Lawton has been Chief Operating Officer at Aura Biosciences since January 2015 and prior to this was Chief Operating Officer of OvaScience, Inc., a publicly traded life sciences company, from January 2013 until December 2013. From 1991 to 2012, Ms. Lawton worked at various positions of increasing responsibility at Genzyme Corporation (Genzyme) and subsequently at Sanofi-Aventis, following its 2011 acquisition of Genzyme, each a global biopharmaceutical company. Ms. Lawton served as head of Genzyme Biosurgery, where she was responsible for Genzyme’s global orthopedics, surgical and cell therapy and regenerative medicine businesses. Prior to that, Ms. Lawton oversaw Global Market Access at Genzyme, which included Global Regulatory Affairs, Global Health Outcomes and Strategic Pricing, Global Public Policy, and Global Product Safety & Risk Management. Before joining Genzyme, Ms. Lawton worked for seven years in the United Kingdom at Parke-Davis, a pharmaceutical company. Ms. Lawton serves on the boards of directors of ProQR Therapeutics and CoLucid Pharmaceuticals, Inc., both publicly traded biopharmaceutical companies. She also served on the board of directors of Cubist Pharmaceuticals for three years until its acquisition by Merck & Co., Inc. in 2015. Ms. Lawton also serves on the board of a private biotechnology company, Follica, the Scientific Advisory Board of the private biotechnology company X4 Pharmaceuticals and is a corporate advisor to PIC Therapeutics Inc. She is a former President and Chair of the Board of Regulatory Affairs Professional Society and former FDA Advisory Committee member for Cell and Gene Therapy Committee. The Board of Directors believes that Ms. Lawton’s qualifications to sit on the Board include significant operational, international, regulatory and senior management experience within the pharmaceutical and biotechnology industries and her experience serving on boards of directors within the industry.

S. Louise Phanstiel, age 58, is a Class I director who has served as a member of our Board of Directors since September 2012. Ms. Phanstiel held several important positions at WellPoint, Inc. from 1996 to 2007, including President, Specialty Products (2003 to 2007), Senior Vice President, Chief of Staff and Corporate Planning in the Office of the Chairman (2000 to 2003), and Senior Vice President, Chief Accounting Officer, Controller, and Chief Financial Officer for all WellPoint, Inc. subsidiaries, including Blue Cross of California (1996 to 2000). Previously, Ms. Phanstiel was a partner at the international services firm of Coopers & Lybrand, where she served clients in life and property/casualty insurance, high technology, and higher education. Ms. Phanstiel has served on the board of directors of Myriad Genetics since September 2009, and formerly served on the boards of directors of Inveresk Research Group, Inc. and Charles River Laboratories, Inc. Ms. Phanstiel received a B.A. degree in Accounting from Golden Gate University and is a Certified Public Accountant. The Board of Directors believes that Ms. Phanstiel’s qualifications to sit on the Board include her significant financial, investment, and management expertise, and her experience managing and serving as a director of publicly traded companies.

Bruce Wendel, age 63, is a Class III director who has served as a member of our Board of Directors since June 2016. Mr. Wendel has been Chief Strategic Officer of Hepalink USA, the U.S. subsidiary of Shenzhen Hepalink Pharmaceutical Company, since June 2012. Prior to this, Mr. Wendel served as Vice Chairman and Chief Executive Officer of Abraxis BioScience, LLC, from January 2010 to December 2010, where he oversaw the development and commercialization of Abraxane®. He also led the negotiations that culminated in the acquisition of Abraxis by Celgene in a deal valued at over $2.9 billion. Prior to Abraxis, Mr. Wendel served in business and corporate development roles of increasing responsibility at American Pharmaceutical Partners, IVAX Corporation and Bristol-Myers Squibb. Mr. Wendel currently serves on the board of directors of ProMetic Life Sciences, Inc., a publically traded biopharmaceutical company. Mr. Wendel earned a juris doctorate degree from Georgetown University Law School, and a B.S. from Cornell University. The Board of Directors believes that Mr. Wendel's qualifications to sit on the Board include his experience building companies and bringing oncology drugs to the market, his oversight of the development and commercialization of Abraxane®, and his life sciences industry experience and knowledge.

Dan Paterson, age 56, has served as our Chief Operating Officer since December 2014, our Chief Business Officer from July 2013 to December 2014 and as our Vice President, Head of Corporate Development and Diagnostics from March 2012 until July 2013. Prior to joining us in March 2012, Mr. Paterson was a consultant in 2011. From 2009 through 2010, Mr. Paterson was the Chief Operating Officer of On-Q-ity. Mr. Paterson was the President and Chief Executive Officer of The DNA Repair Company from 2006 until 2009, when it was acquired by On-Q-ity. Previously, he held senior level positions at IMS Health, CareTools, OnCare, and Axion.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, executive officers and beneficial owners of more than 10% of our common stock are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission (SEC). We believe that, during the year ended December 31, 2016, our directors, executive officers and beneficial owners of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.

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

Board Committees

Our board of directors has established an audit committee, a nominating and corporate governance committee, and a compensation committee, each of which operates under a charter that has been approved by our board. Our board of directors has determined that all of the members of the audit committee, the compensation committee and the nominating and corporate governance committee are independent as defined under NASDAQ Marketplace Rules, including, in the case of all the members of our audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934. No changes have been made to the procedures by which our stockholders may recommend nominees to our board of directors.

Audit committee

The members of our audit committee are Louise Phanstiel, Timothy Barberich, and Michael Kauffman.  Our board of directors has determined that Louise Phanstiel is an “audit committee financial expert” as defined in the applicable SEC rules.

Nominating and corporate governance committee

The members of our nominating and corporate governance committee are Paul A. Friedman, Timothy Barberich, and Bruce Wendel.

Compensation committee

The members of our compensation committee are Alison Lawton, Michael Kauffman, and Bruce Wendel.

ITEM 11.  EXECUTIVE COMPENSATION

NAMED EXECUTIVE OFFICER COMPENSATION,

COMPENSATION DISCUSSION AND ANALYSIS

Our named executive officers for the fiscal year ended December 31, 2016 were:

•	Robert Forrester, our President and Chief Executive Officer;
•	Daniel Paterson, our Chief Operating Officer; and
•	Gregory Berk, M.D., our former Chief Medical Officer.

2016 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named executive officers for 2016.

			Option	Non-Equity	All Other
			Awards	Incentive	Compensation
Name and Principal Position	Year	Salary ($)	($)(1)	Plans ($)(2)	($)(3)	Total ($)
Robert Forrester	2016	525,000	245,844	321,000	12,690	1,104,534
Chief Executive Officer	2015	524,385	1,972,828	—	12,504	2,509,717
Daniel Paterson	2016	377,000	167,412	151,000	13,290	708,702
Chief Operating Officer	2015	376,169	1,042,812	—	12,504	1,431,485
Gregory Berk	2016	270,769	452,472	106,667	187,893	1,017,801
Chief Medical Officer (4)

(1)

The amounts reflect the aggregate grant date fair value of option awards granted during the year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718 (FASB ASC Topic 718), excluding the effect of estimated forfeitures. For information regarding assumptions underlying the value of stock awards, see Note 7 to our financial statements and the discussion under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock-Based Compensation,” of this Annual Report on Form 10-K for the year ended December 31, 2016.

(2)

The amounts shown for non-equity incentive plan compensation represent amounts earned for the fiscal years ended December 31, 2016 and 2015.  No bonuses were granted to our executives, including our named executive officers, for 2015.  Amounts earned for 2016 were paid in 2017.

(3)

The amounts shown represent the sum of 401(k) contributions, Health Savings Account contributions, and the dollar value of life insurance premiums paid by the Company for the applicable named executive officer. The amount for Dr. Berk also includes $175,000 of fees paid in connection with consulting services provided prior to joining us in April 2016.

(4)	Dr. Berk served as our Chief Medical Officer from April 15, 2016 to January 19, 2017.

Narrative Discussion of Summary Compensation Table

Employment Agreements

We have entered into an employment agreement with each of our named executive officers. Each of the employment agreements provides that employment will continue for an indefinite period until either the Company or the employee provides written notice of termination in accordance with the terms of the agreement.

Robert Forrester

Pursuant to his amended and restated employment agreement, as of July 1, 2013, Mr. Forrester was entitled to an initial base salary of $490,000, subject to increase from time to time by the Board of Directors. As of January 1, 2017, Mr. Forrester’s annual base salary is $535,000. Mr. Forrester is eligible to receive a bonus of 60% of his current annual base salary. Subject to Mr. Forrester’s execution of an effective release of claims, Mr. Forrester would be entitled to the severance payments described below if we terminate his employment without cause, as defined in his employment agreement, or if Mr. Forrester terminates his employment for good reason, as defined in his employment agreement.

If Mr. Forrester’s employment is terminated by us without cause or by Mr. Forrester for good reason, absent a change in control, as defined in his employment agreement, we would be obligated, (1) to pay Mr. Forrester his base salary for a period of 12 months following the termination of his employment, (2) to accelerate the vesting of the portion of any equity awards granted prior to the date of his amended and restated employment agreement that would have vested during the 12-month period following the termination of his employment and (3) to the extent allowed by applicable law and the applicable plan documents, to continue to provide Mr. Forrester with all health and dental benefits that he was receiving at the time of the termination of his employment for a period of 12 months following termination (or, if earlier, until the time when Mr. Forrester becomes eligible to enroll in the health or dental plan of a new employer).

If Mr. Forrester’s employment is terminated by us without cause or by Mr. Forrester for good reason, in each case within 90 days prior to, or within one year following, a change in control, we would be obligated (1) to pay Mr. Forrester a lump sum amount equal to two times the sum of his then current annual base salary plus an amount equal to his target bonus, (2) to accelerate the vesting of all outstanding equity awards and (3) to the extent allowed by applicable law and the applicable plan documents, continue to provide Mr. Forrester with all health and dental benefits that he was receiving at the time of the termination of his employment for a period of 24 months following such termination (provided that such benefits shall end when Mr. Forrester becomes eligible to enroll in the health or dental plan of a new employer).

To the extent that any severance or compensation payable to Mr. Forrester pursuant to his employment agreement or otherwise in connection with a change in control of the Company would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, Mr. Forrester would be entitled to an additional cash payment equal to an amount calculated by multiplying the grossed-up amount of such payments (i.e., an amount such that net amount retained by Mr. Forrester after payment of all applicable taxes, interest and penalties thereon is equal to the total payments payable to him) by a fraction, the numerator of which is the portion of such payments related to equity awards granted prior to the execution of his employment agreement and the denominator of which is the portion of such payments related to all equity awards granted to him. However, if it would result in a greater amount payable to Mr. Forrester, Mr. Forrester would instead be entitled to either the full amount of the total payments payable in connection with a change in control or a reduced amount of the total payments payable in connection with a change in control, whichever results in the greater economic benefit for Mr. Forrester.

Daniel Paterson

Pursuant to his employment agreement, Mr. Paterson was entitled to an initial base salary of $300,000, subject to increase from time to time by the Board of Directors. As of January 1, 2017, Mr. Paterson’s annual base salary is $390,000. Mr. Paterson is also eligible to receive a bonus of 40% of his current annual base salary. Subject to Mr. Paterson’s execution of an effective release of claims, Mr. Paterson would be entitled to the severance payments described below if we terminate his employment without cause, as defined in his employment agreement, or if Mr. Paterson terminates his employment for good reason, as defined in his employment agreement.

If Mr. Paterson’s employment is terminated by us without cause or by Mr. Paterson for good reason, absent a change in control, as defined in his employment agreement, we would be obligated (1) to pay Mr. Paterson his base salary for a period of nine months following such termination of employment, (2) to accelerate the vesting of the portion of any equity awards granted prior to the Company’s initial public offering that would have vested during the nine-month period following such termination and (3) to the extent allowed by applicable law and the applicable plan documents, to continue to provide Mr. Paterson with all health and dental benefits that he was receiving at the time of the termination of his employment for a period of nine months following such termination (provided that such benefits shall end when Mr. Paterson becomes eligible to enroll in the health or dental plan of a new employer).

If Mr. Paterson’s employment is terminated by us without cause or by Mr. Paterson for good reason, in each case within 90 days prior to, or within 18 months following, a change in control, we would be obligated (1) to pay Mr. Paterson a lump sum amount equal to his then current annual base salary, (2) to accelerate the vesting of all outstanding equity awards and (3) to the extent allowed by applicable law and the applicable plan documents, to continue to provide Mr. Paterson with all health and dental benefits that he was receiving at the time of the termination of his employment for a period of 12 months following such termination (provided that such benefits shall end when Mr. Paterson becomes eligible to enroll in the health or dental plan of a new employer).

Gregory Berk, M.D.

Pursuant to his employment agreement, Dr. Berk was entitled to a base salary of $400,000 per year, subject to increase from time to time by the Board of Directors. He was eligible to receive a bonus of 40% of his annual base salary.  Pursuant to the terms of his employment agreement, Dr. Berk was entitled to be granted a stock option to purchase 370,000 shares of our common stock and an additional performance-based stock option to purchase 92,500 shares of our common stock (which was increased to 100,000 shares of our common stock at the discretion of our Board of Directors).

Subject to Dr. Berk’s execution of an effective release of claims, Dr. Berk’s employment agreement entitled him to the severance payments and benefits described below if we had terminated his employment without cause, as defined in his employment agreement, or if Dr. Berk terminated his employment for good reason, as defined in his employment agreement.

If Dr. Berk’s employment had been terminated by us without cause or by Dr. Berk for good reason, absent a change in control, as defined in his employment agreement, he would have been entitled to payment of (1) a lump sum amount equal to 75% of his annual base salary, (2) a lump sum amount equal to nine times the full monthly premium cost of Dr. Berk’s participation in our group health and/or dental plans, (3) any base salary earned but not paid through the date of termination, and (4) any bonus awarded but not yet paid on the date of termination, paid at such time when bonuses are paid to our executives generally.

If Dr. Berk’s employment had been terminated by us without cause or by Dr. Berk for good reason, in each case within 90 days prior to, or within 18 months following, a change in control, he would have been entitled to (in lieu of the payments described above) (1) payment of a lump sum amount equal to his then-current annual base salary, (2) accelerated vesting of all outstanding unvested equity awards that vest only based on the passage of time, (3) payment of a lump sum amount equal to twelve times the full monthly premium cost of Dr. Berk’s participation in our group health and/or dental plans, (4) payment of any base salary earned but not paid through the date of termination, and (5) payment of any bonus awarded but not yet paid on the date of termination, paid at such time when bonuses are paid to our executives generally.

Dr. Berk resigned from the Company and entered into a separation agreement with us, effective as of January 19, 2017. Pursuant to the separation agreement, Dr. Berk is entitled to (1) payment of cash severance in the amount of $303,750 (with 50% of such amount paid as a lump sum and 50% paid over the six-month period following January 19, 2017), (2) payment of his 2016 bonus in the amount of approximately $106,667, (3) payment of an amount equal to the full monthly premium cost of Dr. Berk’s participation in our group health and/or dental plans for a period of up to nine months, and (4) continued vesting of the equity awards previously granted to Dr. Berk in April and June 2016, during such time when Dr. Berk serves as a consultant to the Company pursuant to a consulting agreement entered into contemporaneously with the separation agreement.

Pension Benefits and Deferred Compensation

We maintain a defined contribution employee retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(a) of the Code. Employee contributions may be made on a pre-tax basis or after-tax (Roth) basis. The 401(k) plan provides for employer matching contributions equal to (1) 100% of employee deferral contributions up to a deferral rate of 3% of eligible compensation plus (2) 50% of employee deferral contributions up to a deferral rate of an additional 2% of eligible compensation.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by each of our named executive officers that were outstanding as of December 31, 2016.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options	Options		Exercise	Expiration
Name	Exercisable (#)	Unexercisable (#)		Price ($)	Date
Robert Forrester

	234,375	15,625	(1)	9.85	1/15/2023
	40,625	9,375	(2)	14.18	9/17/2023
	187,500	62,500	(3)	13.59	1/7/2024
	218,750	31,250	(4)	13.59	1/7/2024
	118,341	152,147	(5)	9.19	1/8/2025
	134,000	134,000	(6)	2.13	11/8/2025
	66,000	66,000	(7)	1.86	1/1/2026
	50,000	50,000	(8)	1.37	6/14/2026
Daniel Paterson
	75,000	5,000	(1)	9.85	1/15/2023
	87,500	12,500	(3)	13.59	1/7/2024
	75,000	25,000	(4)	13.59	1/7/2024
	63,345	81,441	(5)	9.19	1/8/2025
	67,000	67,000	(6)	2.13	11/8/2025
	33,000	33,000	(7)	1.86	1/1/2026
	50,000	50,000	(8)	1.37	6/14/2026
Gregory Berk
		370,000	(9)	1.51	4/15/2026
	50,000	50,000	(8)	1.37	6/14/2026

(1)

This option was granted on January 15, 2013. The option vests as to 25% of the shares underlying the option on the first anniversary of the grant date and, thereafter, as to 6.25% of the shares underlying the option at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.

(2)

This option was granted on September 17, 2013. The option vests as to 6.25% of the shares underlying the option on October 1, 2013 and, thereafter, as to 6.25% of the shares underlying the option at the end of each successive three-month period until July 1, 2017.

(3)

This option was granted on January 7, 2014. The option vests as to 25% of the shares underlying the option on July 1, 2014 and, thereafter, as to 6.25% of the shares underlying the option on the last day of each calendar quarter after such date, through June 30, 2017.

(4)

This option was granted on January 7, 2014. The option vests as to 25% of the shares underlying the option on the first anniversary of the grant date and, thereafter, as to 6.25% of the shares underlying the option on the last day of each calendar quarter after such date, through December 31, 2017.

(5)

This option was granted on January 8, 2015. The option vests as to 25% of the shares underlying the option on the first anniversary of the grant date and, thereafter, as to 6.25% of the shares underlying the option at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.

(6)

This option was granted on November 9, 2015. The option vests as to 50% of the shares underlying the option on the first anniversary of the grant date and, thereafter, as to the remaining 50% of the shares underlying the option on the second anniversary of the grant date.

(7)

This option was granted on January 1, 2016. The option vests as to 50% of the shares underlying the option on November 9, 2016 and, thereafter, as to the remaining 50% of the shares underlying the option on November 9, 2017.

(8)

This option was granted on June 14, 2016. The option vests as to 50% of the shares underlying the option upon satisfaction of a certain performance milestone by June 2017, and, thereafter, as to the remaining 50% of the shares underlying the option upon satisfaction of a certain performance milestone by June 2018.

(9)

This option was granted on April 15, 2016. The option vests as to 25% of the shares underlying the option on the first anniversary of the grant date and, thereafter, as to 6.25% of the shares underlying the option at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.

DIRECTOR COMPENSATION

2016 Director Compensation

The following table summarizes the compensation paid to or earned by our directors during the year ended December 31, 2016:

	Fees Earned	Option
	or Paid in	Awards
Name	Cash ($)	($)(1)(2)	Total ($)
Timothy Barberich	53,000	22,794	75,794
Paul Friedman, M.D.	47,738	22,794	70,532
Michael Kauffman, M.D., Ph.D.	67,688	22,794	90,482
Alison Lawton	50,928	22,794	73,722
S. Louise Phanstiel	60,000	22,794	82,794
Stephen Sherwin, M.D., Ph.D. (3)	37,414	—	37,414
Henri Termeer	33,938	—	33,938
Bruce Wendel	27,923	45,589	73,512
Christopher Westphal	18,100	—	18,100

(1)

Amounts shown represent the aggregate grant date fair value of stock option awards granted to the director and calculated in accordance with FASB ASC Topic 718, disregarding adjustments for forfeiture assumptions. For information regarding assumptions underlying the value of stock awards, see Note 7 to our financial statements and the discussion under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock-Based Compensation,” of this Annual Report on Form 10-K for the year ended December 31, 2016.

(2)

The number of stock options awarded to any non-employee director who received a grant during 2016 was 25,000, with the exception of Mr. Wendel who received 50,000 stock options as a result of his new appointment to our Board of Directors.

(3)	Fees earned by Dr. Sherwin consist of $24,887 earned as a director and $12,527 earned as an advisor to the Company after his resignation from our Board of Directors on June 14, 2016.

The following table sets forth, as of December 31, 2016, the aggregate number of exercisable and unexercisable stock option awards held by our directors:

	Option Awards
Name	Exercisable (#)	Unexercisable (#)	Total (#)
Timothy Barberich	85,099	12,498	97,597
Paul Friedman, M.D.	81,997	12,498	94,495
Michael Kauffman, M.D., Ph.D.	99,478	12,498	111,976
Alison Lawton	99,478	12,498	111,976
S. Louise Phanstiel	101,841	12,498	114,339
Stephen Sherwin, M.D., Ph.D.	83,585	—	83,585
Henri Termeer	—	—	—
Bruce Wendel	25,002	24,998	50,000
Christopher Westphal	—	—	—

Non-Employee Director Compensation

Under our non-employee director compensation policy, each non-employee director receives an annual base retainer of $40,000. In addition, our non-employee directors receive the following cash compensation for Board services, as applicable:

•	the non-executive Lead Director of the Board of Directors receives an additional annual retainer of $25,000;
•	each chairperson of our Audit, Compensation and Nominating and Corporate Governance Committees receives an additional annual retainer of $20,000, $15,000 and $10,000, respectively; and
•	each member of our Audit, Compensation and Nominating and Corporate Governance Committees receives an additional retainer of $8,000, $6,000 and $5,000, respectively.

All amounts are paid in quarterly installments.

In addition, our non-employee directors receive stock options as compensation for their service on our Board of Directors. Newly appointed non-employee directors receive a one-time initial award of options to purchase 50,000 shares of our common stock, which vest monthly over a one-year period subject to the director’s continued service on the Board of Directors. Thereafter, each non-employee director who was serving on the Board of Directors as of the prior year’s annual meeting of the Company’s shareholders, receives an annual award of options to purchase shares of our common stock, which vest monthly over a one-year period, subject to the director’s continued service on the Board of Directors (Annual Grant). Additionally, each non-employee director who has served 12 months on the Board of Directors as of the date of the annual meeting of the Company’s shareholders, but has not yet received an Annual Grant also receives a pro-rated grant (based on the Annual Grant for such year) to reflect the time such director has served on the Board of Directors since the 12-month anniversary of the commencement of such director’s service, which vests monthly over a one-year period, subject to the director’s continued service on the Board of Directors. In 2016, the Annual Grant consisted of options to purchase 25,000 shares of our common stock.

Mr. Forrester, our President and Chief Executive Officer, does not receive compensation for his service as a director. Mr. Forrester’s compensation is described under the heading “Executive Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table contains information about our equity compensation plans as of December 31, 2016.

	Number of securities	Weighted-
	to be issued upon	average exercise	Number of securities
	exercise of	price of	remaining available
	outstanding stock	outstanding options,	for future issuance
	options, warrants and	warrants and	under equity
Plan category	rights	rights	compensation plans
Equity compensation plans approved by security holders(1)	5,343,470	$6.67	1,845,158	(3)
Equity compensation plans not approved by security holders(2)	505,000	$3.04	750,000

(1)	Includes information regarding our 2010 Equity Incentive Plan and 2012 Incentive Plan.
(2)

In December 2014, the Board of Directors has authorized and reserved 750,000 shares of common stock that may be issued pursuant to stock options granted or to be granted to new employees in accordance with NASDAQ Listing Rule 5635(c)(4), as an inducement material to such employees entering into employment with the Company. The terms of these stock options are consistent with stock options granted under the Company’s 2012 Incentive Plan.  As of December 31, 2016, 580,000 shares had been granted and 75,000 shares had been cancelled under this program. In December 2016, the Board of Directors authorized and reserved 580,000 additional shares of common stock that may be issued pursuant to stock options granted or to be granted to new employees in accordance with NASDAQ Listing Rule 5635(c)(4), as an inducement material to such employees entering into employment with the Company.

(3)	Does not include 1,285,714 shares added to the 2012 Incentive Plan under the evergreen provision on January 1, 2017.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

The following table sets forth certain information as of March 15, 2017 (unless otherwise specified), with respect to the beneficial ownership of our common stock by each person who is known to own beneficially more than 5% of the outstanding shares of common stock, each person currently serving as a director, each nominee for director, each named executive officer (as set forth in the Summary Compensation Table above), and all directors and executive officers as a group.

Shares of common stock subject to options, RSUs or other rights to purchase which are now exercisable or are exercisable within 60 days after March 15, 2017 are to be considered outstanding for purposes of computing the percentage ownership of the persons holding these options or other rights but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person. As of March 15, 2017 there were 36,992,418 shares of common stock outstanding.

	Number of shares	Percentage of shares
Name and address of beneficial owner	beneficially owned	beneficially owned
5% stockholders:
CHP III, L.P. (1)	2,079,121	5.62%
230 Nassau Street
Princeton, NJ 08542
Eastern Capital Limited (2)	1,967,857	5.32%
10 Market Street, #773
Grand Cayman, KY1-9006 Cayman Islands
Directors and Executive Officers
Robert Forrester (3)	1,355,262	3.55%
Daniel Paterson (4)	559,175	1.49%
Timothy Barberich (5)	134,976	*
Paul Friedman, M.D. (6)	95,412	*
Michael Kauffman, M.D., Ph.D. (7)	109,893	*
Alison Lawton (8)	112,393	*
S. Louise Phanstiel (9)	138,756	*
Bruce Wendel (10)	45,834	*
All executive officers and directors as a group (Eight persons) (11)	2,551,701	6.51%

*Represents beneficial ownership of less than one percent of our outstanding common stock.

(1)	Consists of 2,079,121 shares of common stock as of March 15, 2017.
(2)

Information is based on a Schedule 13G filed with the SEC on January 30, 2015 by Eastern Capital Limited, Portfolio Services Ltd. and Kenneth B. Dart, reporting as of January 28, 2015. According to the Schedule 13G, each entity has shared voting and dispositive power over all of these shares. The address for these entities is listed in the Schedule 13G as 10 Market Street #773, Camana Bay, Grand Cayman, KY1-9006 Cayman Islands.

(3)	Consists of 218,734 shares of common stock held by Mr. Forrester and 1,136,528 shares of common stock issuable upon the exercise of stock options within 60 days of March 15, 2017.
(4)	Consists of 72,732 shares of common stock held by Mr. Paterson and 486,443 shares of common stock issuable upon the exercise of stock options within 60 days of March 15, 2017.
(5)	Consists of 39,462 shares of common stock held by Mr. Barberich and 95,514 shares of common stock issuable upon the exercise of stock options within 60 days of March 15, 2017.

(6)	Consists of 3,000 shares of common stock held by Dr. Friedman and 92,412 shares of common stock issuable upon the exercise of stock options within 60 days of March 15, 2017.
(7)	Consists of 109,893 shares of common stock issuable upon the exercise of stock options within 60 days of March 15, 2017.
(8)	Consists of 2,500 shares of common stock held by Ms. Lawton and 109,893 shares of common stock issuable upon the exercise of stock options within 60 days of March 15, 2017.
(9)	Consists of 26,500 shares of common stock held by The Phanstiel Trust and 112,256 shares of common stock issuable upon the exercise of stock options within 60 days of March 15, 2017.
(10)	Consists of 45,834 shares of common stock issuable upon the exercise of stock options within 60 days of March 15, 2017.
(11)	Includes shares of common stock issuable upon exercise of stock options within 60 days of March 15, 2017.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which the Company is a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

Transactions with related persons

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our principal financial officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Audit Committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the Audit Committee to review and, if deemed appropriate, approve proposed related person transactions that arise between Audit Committee meetings, subject to ratification by the Audit Committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the Audit Committee will review and consider:

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

The Audit Committee may approve or ratify the transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in our best interests. The Audit Committee may impose any conditions on the related person transaction that it deems appropriate.

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

Director Independence

As required by the listing standards of the NASDAQ Global Market (NASDAQ), the Board of Directors has affirmatively determined, upon the recommendation of the Nominating and Corporate Governance Committee, that each of our directors and nominees for director other than Robert Forrester, our President and Chief Executive Officer, is independent. To make this determination, our Board of Directors reviews all relevant transactions or relationships between each director and Verastem, its senior management and its independent registered public accounting firm. During this review, the Board considers whether there are any transactions or relationships between directors or any member of their immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of our senior management or their affiliates. The Board consults with Verastem’s outside corporate counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

We regularly review the services and fees of our independent accountants. These services and fees are also reviewed by the Audit Committee on an annual basis. The aggregate fees billed and accrued for the fiscal years ended December 31, 2016 and 2015 for each of the following categories of services are as follows:

Fee Category	2016 ($)	2015 ($)
Audit Fees	357,500	291,691
Audit-Related Fees	50,000	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	407,500	291,691

Audit Fees. Consist of fees billed and accrued for professional services rendered for the audit of our annual financial statements, the review of interim financial statements and services provided in connection with our registration statements.

Audit-Related Fees. Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees. Consist of fees billed for tax compliance, tax advice and tax planning and includes fees for tax return preparation.

All Other Fees. Consist of fees billed for products and services, other than those described above under Audit Fees, Audit-Related Fees and Tax Fees.

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March 2017.

VERASTEM, INC.
By:	/s/ Robert Forrester

Robert Forrester
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert Forrester
Robert Forrester	Chief Executive Officer and Director (Principal executive officer)	March 23, 2017

/s/ Joseph Chiapponi
Joseph Chiapponi	Vice President, Finance (Principal financial and accounting officer)	March 23, 2017

/s/ Timothy Barberich
Timothy Barberich	Director	March 23, 2017

/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.	Director	March 23, 2017

/s/ Michael Kauffman, M.D.,Ph.D.
Michael Kauffman, M.D., Ph.D.	Director	March 23, 2017

/s/ Alison Lawton
Alison Lawton	Director	March 23, 2017

/s/ S. Louise Phanstiel
S. Louise Phanstiel	Director	March 23, 2017

/s/ Bruce Wendel
Bruce Wendel	Director	March 23, 2017

Verastem, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Verastem, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Verastem, Inc.

We have audited the accompanying consolidated balance sheets of Verastem, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verastem, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 23, 2017

Verastem, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$32,349	$24,870
Short-term investments	48,548	85,388
Prepaid expenses and other current assets	398	585
Total current assets	81,295	110,843
Property and equipment, net	1,417	2,048
Restricted cash	162	203
Other assets	755	—
Total assets	$83,629	$113,094
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,095	$3,942
Accrued expenses	6,896	6,098
Liability classified stock-based compensation awards	—	69
Total current liabilities	10,991	10,109
Other liabilities	341	516
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 36,992 and 36,941 shares issued and outstanding at December 31, 2016 and 2015, respectively	4	4
Additional paid-in capital	307,587	301,305
Accumulated other comprehensive income	29	43
Accumulated deficit	(235,323)	(198,883)
Total stockholders’ equity	72,297	102,469
Total liabilities and stockholders’ equity	$83,629	$113,094

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$19,779	$40,565	$35,448
General and administrative	17,223	17,634	18,159
Total operating expenses	37,002	58,199	53,607
Loss from operations	(37,002)	(58,199)	(53,607)
Interest income	562	334	242
Net loss	$(36,440)	$(57,865)	$(53,365)
Net loss per share—basic and diluted	$(0.99)	$(1.61)	$(2.07)
Weighted-average number of common shares used in net loss per share—basic and diluted	36,988	35,932	25,804

Net loss	$(36,440)	$(57,865)	$(53,365)
Unrealized (loss) gain on available-for-sale securities	(14)	32	(17)
Comprehensive loss	$(36,454)	$(57,833)	$(53,382)

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2013	25,328,450	$3	$205,068	$28	$(87,653)	$117,446
Net loss	—	—	—	—	(53,365)	(53,365)
Unrealized loss on available-for-sale marketable securities	—	—	—	(17)	—	(17)
Issuance of common stock, net of issuance costs of $43	1,346,676	—	11,646	—	—	11,646
Vesting of restricted stock	321,287	—	9	—	—	9
Issuance of common stock resulting from exercise of stock options	30,451	—	20	—	—	20
Issuance of common stock resulting from vesting of restricted stock units and payment of tax withholdings	135,008	—	(780)	—	—	(780)
Shares issued for technology rights	97,500	—	1,447	—	—	1,447
Stock-based compensation expense	—	—	12,360	—	—	12,360
Balance at December 31, 2014	27,259,372	$3	$229,770	$11	$(141,018)	$88,766
Net loss	—	—	—	—	(57,865)	(57,865)
Unrealized gain on available-for-sale marketable securities	—	—	—	32	—	32
Issuance of common stock resulting from follow-on offering	8,337,500	1	50,941	—	—	50,942
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $53	1,189,479	—	10,911	—	—	10,911
Vesting of restricted stock	7,995	—	2	—	—	2
Issuance of common stock resulting from exercise of stock options	33,658	—	13	—	—	13
Issuance of common stock resulting from vesting of restricted stock units and payment of tax withholdings	113,257	—	(417)	—	—	(417)
Stock-based compensation expense	—	—	10,085	—	—	10,085
Balance at December 31, 2015	36,941,261	$4	$301,305	$43	$(198,883)	$102,469
Net loss	—	—	—	—	(36,440)	(36,440)
Unrealized loss on available-for-sale marketable securities	—	—	—	(14)	—	(14)
Issuance of common stock resulting from exercise of stock options	1,605	—	—	—	—	—
Issuance of common stock resulting from vesting of restricted stock units and payment of tax withholdings	49,552	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	6,287	—	—	6,287
Balance at December 31, 2016	36,992,418	$4	$307,587	$29	$(235,323)	$72,297

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(36,440)	$(57,865)	$(53,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	670	754	427
Stock-based compensation expense	6,287	10,085	12,360
Amortization of premiums and discounts on available-for-sale marketable securities	(140)	264	290
Non-cash expense related to the purchase of technology rights	—	—	1,197
Loss on disposal of fixed assets	—	46	4
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(568)	276	27
Accounts payable	153	863	287
Accrued expenses and other liabilities	623	418	2,119
Liability classified stock-based compensation awards	(69)	(400)	(248)
Net cash used in operating activities	(29,484)	(45,559)	(36,902)
Investing activities
Purchases of property and equipment	(39)	(211)	(2,429)
Purchases of investments	(82,101)	(199,851)	(39,361)
Maturities of investments	119,067	173,005	85,047
Decrease (increase) in restricted cash	41	—	(117)
Net cash provided by (used in) investing activities	36,968	(27,057)	43,140
Financing activities
Proceeds from the exercise of stock options	—	13	20
Net proceeds from the issuance of common stock and restricted common stock	—	63,989	9,534
Cash used to settle restricted stock liability	(5)	(417)	(780)
Net cash (used in) provided by financing activities	(5)	63,585	8,774
Increase (decrease) in cash and cash equivalents	7,479	(9,031)	15,012
Cash and cash equivalents at beginning of period	24,870	33,901	18,889
Cash and cash equivalents at end of period	$32,349	$24,870	$33,901
Supplemental disclosure of non-cash investing and financing activities
Proceeds from the issuance of common stock included in prepaid expenses and other current assets	$—	$—	$2,085
Purchases of property and equipment in accounts payable	$—	$—	$196

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Verastem, Inc. (the Company) is a biopharmaceutical company focused on discovering and developing drugs to improve outcomes for patients with cancer. The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates and undertaking preclinical and clinical studies of its product candidates.

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

As of December 31, 2016, the Company had cash, cash equivalents and investments of $80.9 million and accumulated deficit of $235.3 million. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects its cash, cash equivalents and investments to be sufficient to fund its current operating plan for at least the next twelve months from the date of issuance of these consolidated financial statements and into 2018.

2. Significant accounting policies

Basis of consolidation

The consolidated financial statements include the accounts of Verastem Securities Company, a wholly owned subsidiary of the Company. All financial information presented has been consolidated and includes the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Segment and geographic information

Operating segments are defined as components of an enterprise about which separate discrete information is available and regularly reviewed by the chief operating decision maker, or decision‑making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of developing drugs for the treatment of cancer. All material long-lived assets of the Company reside in the United States.

Cash and cash equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of a U.S. Government money market fund, overnight repurchase agreements collateralized by government agency securities or U.S. Treasury securities, corporate bonds and commercial paper of publicly traded companies. Cash equivalents are reported at fair value.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$30,540	$20,540	$10,000	$—
Short-term investments	48,548	—	48,548	—
Total financial assets	$79,088	$20,540	$58,548	$—

	December 31, 2015
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$23,036	$11,464	$11,572	$—
Short-term investments	85,388	—	85,388	—
Total financial assets	$108,424	$11,464	$96,960	$—
Financial liabilities
Liability classified stock-based compensation awards	$69	$69	$—	$—
Total financial liabilities	$69	$69	$—	$—

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2016 and 2015.

The Company’s liability classified stock-based compensation awards were comprised of restricted stock units (RSUs) that allowed for greater than minimum statutory tax withholdings. These awards were valued based on the fair value of the Company’s common stock underlying the awards, which is traded on an active market. During the first quarter of 2013, the Company amended the terms of certain RSUs to allow for cash tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs were considered to be liability instruments. As a result of this modification, the Company recorded a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. The Company recorded stock-based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. All such RSUs were fully vested as of February 1, 2016. During the years ended December 31, 2016 and 2015, the Company made approximate deposits to the taxing authorities of $5,000 and $417,000, respectively, to settle the tax liability for awards that settled during such periods.

Investments

Investments and cash equivalents consist of investments in a U.S. Government money market fund, overnight repurchase agreements collateralized by government agency securities or U.S. Treasury securities, corporate bonds and commercial paper of publicly traded companies that are classified as available‑for‑sale pursuant to Accounting Standards Codification (ASC) Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Investments are classified as long‑term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity (deficit), until such gains and losses are realized. The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other‑than‑temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the consolidated statements of operations and comprehensive loss.

The Company reviews investments for other‑than‑temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other‑than‑temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of December 31, 2016 and 2015, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period. There were no other‑than‑temporary declines in fair value of short‑term investments for the years ended December 31, 2016, 2015 and 2014. Realized gains and losses are determined using the specific identification method and are included in interest income in the consolidated statements of operations and comprehensive loss. There were no realized gains or losses recognized for the years ended December 31, 2016, 2015 and 2014.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and investments consist of the following (in thousands):

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$22,349	$—	$—	$22,349
Overnight repurchase agreements	10,000	$—	$—	10,000
Total cash and cash equivalents	$32,349	$—	$—	$32,349
Investments:
Corporate bonds and commercial paper (due within 1 year)	48,519	53	(24)	48,548
Total investments	$48,519	$53	$(24)	$48,548
Total cash, cash equivalents, and investments	$80,868	$53	$(24)	$80,897

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$13,298	$—	$—	$13,298
Government-sponsored enterprise securities (original maturities within 90 days)	2,000	—	—	2,000
Corporate bonds and commercial paper (original maturities within 90 days)	9,572	—	—	9,572
Total cash and cash equivalents	$24,870	$—	$—	$24,870
Investments:
Government-sponsored enterprise securities (due within 1 year)	$11,932	$5	$—	$11,937
Treasury securities (due within 1 year)	1,005	—	—	1,005
Corporate bonds and commercial paper (due within 1 year)	72,408	57	(19)	72,446
Total investments	$85,345	$62	$(19)	$85,388
Total cash, cash equivalents, and investments	$110,215	$62	$(19)	$110,258

Concentrations of credit risk and off‑balance sheet risk

Cash and cash equivalents and investments are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions.  As of December 31, 2016, the Company’s cash, cash equivalents and investments were deposited at two financial institutions and it has no significant off‑balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

The Company reviews its long‑lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset’s book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No material impairment losses have been recorded through December 31, 2016.

Other assets

Pursuant to the license agreement between the Company and Infinity Pharmaceuticals, Inc.  (Infinity) amended and restated on November 1, 2016, effective as of October 29, 2016 (the License Agreement), the Company assumed the rights to the remaining balance of certain prepaid amounts as of December 31, 2016 on contracts with contract research organizations (CROs).  The License Agreement also requires the Company to reimburse Infinity for these prepaid CRO expenses. The prepaid CRO expenses and corresponding liability of approximately $755,000 are recorded as other assets and accrued expenses on the consolidated balance sheets as of December 31, 2016.

Research and development costs

The Company expenses research and development costs to operations as incurred. Research and development expenses consist of:

•	employee‑related expenses, including salaries, benefits, travel and stock‑based compensation expense;
•

external research and development expenses incurred under arrangements with third parties, such as CROs, clinical trial sites, manufacturing organizations and consultants, including the scientific advisory board;

•	license fees; and
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment, and laboratory supplies.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the services have been performed or when the goods have been received rather than when the payment is made.

Stock‑based compensation

The Company expenses the fair value of employee stock-based awards over the requisite service period, which typically is the vesting period. Compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted annually to reflect actual forfeitures.  Awards subject to performance based vesting requirements are expensed utilizing an accelerated attribution model if achievement of the performance criteria is determined to be probable.

The grant date fair value of employee stock options is estimated using the Black‑Scholes option pricing model that takes into account the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of its common stock, expected dividends on its common stock, and the risk-free interest rate over the expected life of the option.  The Company uses the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14.D.2 to calculate the expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post‑vesting termination behavior among its employee population. The computation of expected volatility is based on the historical volatility of five companies equally weighted, including the Company and a representative group of four public biotechnology and life sciences companies with similar characteristics to the Company, including similar stage of product development and therapeutic focus. The risk‑free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. Management assesses expected forfeitures based on the experience of the Company coupled with comparison to data from the representative group of companies and recognizes compensation costs only for those equity awards expected to vest.

Stock‑based awards issued to nonemployees, including directors for non‑board related services, are accounted for based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. Stock option awards to non-employees are revalued at each reporting date and upon vesting using the Black‑Scholes option pricing model and are expensed on a straight‑line basis over the vesting period.

Stock‑based compensation awards which allowed for greater than the minimum statutory tax withholdings were classified as liabilities. These awards were revalued at each reporting date and were expensed on a straight‑line basis over the vesting period. Upon settlement, the awards were revalued and the amounts were reclassified to additional paid‑in capital. Shares were withheld to cover the tax withholding and amounts paid to settle the tax liability were recorded as a reduction of additional paid‑in capital.

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

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti‑dilutive effect:

	Year Ended December 31,
	2016	2015	2014
Outstanding stock options	5,848,470	5,390,130	4,206,440
Outstanding warrants	142,857	142,857	142,857
Unvested restricted stock units	—	53,751	293,747
Unvested restricted stock	—	—	7,995
	5,991,327	5,586,738	4,651,039

Recently Issued Accounting Standards Updates

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has not chosen to early adopt this standard and is currently evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 updates ASU 2015-02. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. ASU 2016-17 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company has not chosen to early adopt this standard and is currently evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has not chosen to early adopt this standard and is currently evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 simplifies the accounting for share-based compensation arrangements, including the income tax impact and classification on the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted.  The Company has not chosen to early adopt this standard and is currently evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases.   ASU 2016-02 requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. The guidance also eliminates the current real estate-specific provisions for all entities.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The Company has not chosen to early adopt this standard and is currently evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards Updates

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  ASU 2017-01 clarifies the definition of a business, provides a screen to determine when a set of assets is not a business and narrows the definition of the term output. ASU 2017-01 is effective for the interim and annual periods after December 15, 2016. Early adoption is permitted. The Company has elected to early adopt ASU 2017-01 and to apply it to the November 2016 amended and restated license agreement with Infinity, under which it acquired an exclusive worldwide license for the research, development, commercialization, and manufacture of products in oncology indications containing duvelisib.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity’s ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for the interim and annual periods after December 15, 2016. Early adoption is permitted. The Company adopted ASU 2014-15 effective October 1, 2016.  The Company has evaluated the impact of the adoption of ASU 2014-15 on its year ended December 31, 2016 consolidated financial statements and determined that there is not substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the December 31, 2016 consolidated financial statements.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Property and equipment, net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Leasehold improvements	$2,104	$2,104
Laboratory equipment	908	908
Furniture and fixtures	325	325
Computer equipment	279	240
	3,616	3,577
Less: accumulated depreciation	(2,199)	(1,529)
	$1,417	$2,048

Approximate total depreciation and amortization expenses amounted to $670,000, $754,000, and $427,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2016	2015
Interest receivable	$204	$154
Prepaid contract research organization costs	96	404
Prepaid insurance	65	25
Prepaid other	33	2
	$398	$585

5. Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Contract research organization costs	$3,258	$3,782
Compensation and related benefits	2,505	1,802
Consulting fees	527	—
Professional fees	403	260
Deferred rent	175	160
Other	28	94
	$6,896	$6,098

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Common stock

As of December 31, 2016 and 2015, the Company had reserved the following shares of common stock for the issuance of common stock for vested restricted stock units, the exercise of stock options, and an outstanding warrant (in thousands):

	December 31,	December 31,
	2016	2015
Shares reserved under equity compensation plans	7,189	5,958
Shares reserved for inducement grants	1,255	750
Shares reserved for outstanding warrants	143	143
	8,587	6,851

Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

At-the-market equity offering program

In December 2013, the Company established an at-the-market equity offering program pursuant to which it was able to offer and sell up to $35.0 million of its common stock at then current market prices from time to time. In November 2014, the Company commenced sales under this program. During the year ended December 31, 2015, the Company sold 1,189,479 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $12.9 million. No additional sales of the Company’s common stock were made under this program and no proceeds were received during the year ended December 31, 2016.

Warrant

In February 2014, in connection with the acquisition of intellectual property rights from Encarta, Inc. (Encarta), the Company issued a warrant to purchase 142,857 shares of common stock exercisable at a price of $17.16 per share that expires 3 years from the issuance date. The warrant expired unexercised in February 2017.

7. Stock‑based compensation

Stock‑based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$1,073	$2,411	$3,727
General and administrative	5,145	7,273	8,385
Total stock-based compensation expense	$6,218	$9,684	$12,112

Of the $6.2 million of stock-based compensation expense recorded during the year ended December 31, 2016, $6.3 million was recorded to additional paid-in capital and approximately $69,000 was recorded as a decrease in liability classified awards. Of the $9.7 million of stock-based compensation expense recorded during the year ended December 31, 2015, $10.1 million was recorded to additional paid-in capital and approximately $400,000 was recorded as a decrease in liability classified awards. Of the $12.1 million of stock-based compensation expense recorded during the year ended December 31, 2014, approximately $12.3 million was recorded to additional paid-in capital and approximately $248,000 was recorded as a decrease in liability classified awards.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has awards outstanding under two equity compensation plans, the 2012 Incentive Plan (the 2012 Plan) and the 2010 Equity Incentive Plan (the 2010 Plan), as well as the inducement award program. Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the individual plans. To date, most options granted by the Company vest twenty-five percent (25%) one year from vesting start date and six and a quarter percent (6.25%) for each successive three-month period, thereafter (subject to acceleration of vesting in the event of certain change of control transactions) and are exercisable for a period of ten years from the date of grant.

2012 Incentive Plan

The 2012 Plan became effective immediately upon the closing of the Company’s IPO in February 2012. Upon effectiveness of the 2012 Plan, the Company ceased making awards under the 2010 Plan. The 2012 Plan initially allowed the Company to grant awards for up to 3,428,571 shares of common stock, plus the number of shares of common stock available for grant under the 2010 Plan as of the effectiveness of the 2012 Plan (which was an additional 30,101 shares), plus that number of shares of common stock related to awards outstanding under the 2010 Plan which terminate by expiration, forfeiture, cancellation or otherwise. The 2012 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase is added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, and is equal to the lower of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors. On January 1, 2016 and 2015, the number of shares available for issuance under the 2012 Plan increased by 1,285,714 and 1,081,045, respectively, under this provision. Subsequently, on January 1, 2017, the number of shares available for issuance under the 2012 Plan increased by 1,285,714 under this provision.

Awards under the 2012 Plan may include the following award types: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), other stock‑based or cash‑based awards and any combination of the foregoing. As of December 31, 2016, under the 2012 Plan, the Company has granted stock options for 7,874,773 shares of common stock, of which 2,672,751 have been forfeited and restricted stock units for 909,918 shares of common stock, of which 150,101 have been forfeited. The exercise price of each option has been equal to the closing price of a share of our common stock on the grant date.

Inducement Award Program

In December 2014, the Company established an inducement award program (in accordance with NASDAQ Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase up to an aggregate of 750,000 shares of common stock to new or prospective employees as inducement to enter into employment with the Company. In December 2016, the Board of Directors authorized and reserved 580,000 additional shares of common stock under this program. The program is governed by the terms of the 2012 Plan but does not fall under the 2012 Plan. As of December 31, 2016 and 2015, the Company had granted 580,000 and 210,000 shares of common stock under the program, respectively.  As of December 31, 2016 and 2015, 75,000 of the options issued under this program had been cancelled and 750,000 remain available for future issuance.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

A summary of the Company’s stock option activity and related information for the year ended December 31, 2016 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2015	5,390,130	$8.71	8.1	$175
Granted	1,913,280	$1.53
Exercised	(1,605)	$0.28
Forfeited/cancelled	(1,453,335)	$8.73
Outstanding at December 31, 2016	5,848,470	$6.35	8.0	$62
Vested at December 31, 2016	3,444,586	$7.94	7.5	$61
Vested and expected to vest at December 31, 2016(1)	5,415,064	$6.70	7.9	$62

(1)

This represents the number of vested options as of December 31, 2016, plus the number of unvested options expected to vest as of December 31, 2016, based on the unvested options at December 31, 2016, adjusted for the estimated forfeiture rate.

The fair value of each employee stock option was estimated at the date of grant using a Black‑Scholes option‑pricing model with the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.48%	1.75%	1.99%
Volatility	75%	73%	81%
Dividend yield	—	—	—
Expected term (years)	5.9	6.0	6.0

The Company recorded stock‑based compensation expense associated with employee stock options of $6.1 million, $7.9 million, and $7.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The weighted‑average grant date fair value of options granted in the years ended December 31, 2016, 2015 and 2014 was $0.99, $3.80, and $8.61 per share, respectively.  The fair value of options that vested during the years ended December 31, 2016, 2015 and 2014 was $6.9 million, $9.5 million, and $6.6 million, respectively.

In June 2016, the Company granted stock options to purchase a total of 500,000 shares of common stock to certain employees that vest only upon the achievement of specified performance conditions. The grant date fair value of these options was approximately $445,000. The Company determined that 50% of performance conditions had been achieved during the year ended December 31, 2016. As a result, 250,000 shares vested in October 2016 and the Company recognized stock-based compensation expense related to these awards of approximately $222,000 for the year ended December 31, 2016. The Company determined that the remaining 50% of the performance conditions were not considered probable of achievement as of December 31, 2016 and as a result, has not recognized any stock-based compensation expense related to the remaining unvested awards.

At December 31, 2016, there was $4.9 million of total unrecognized compensation cost related to unvested stock options and the Company expects to recognize this cost over a remaining weighted-average period of 1.5 years.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the year ended December 31, 2016 is as follows:

	Shares	Weighted-average grant date fair value per share
Unvested at December 31, 2015	53,751	$11.00
Vested	(53,751)	$11.00
Unvested at December 31, 2016	—	$—

No restricted stock units were granted during the years ended December 31, 2016, 2015 and 2014. The total fair value of restricted stock units vested during the years ended December 31, 2016, 2015 and 2014 was approximately $65,000, $1.6 million and $2.2 million, respectively. As of December 31, 2016, there was no unrecognized stock‑based compensation expense related to unvested RSUs granted under the 2012 Plan.

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

During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 697,060 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs were considered to be liability instruments. As a result of this modification, the Company recorded a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the consolidated statements of operations and comprehensive loss. The Company recorded stock‑based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. All RSUs were fully vested as of February 1, 2016. During the year ended December 31, 2016, 2015 and 2014, the Company deposited approximately $5,000, $417,000, and $780,000, respectively, with tax authorities to settle the tax liability for awards that settled during the respective periods.  There was no liability related to these awards as of December 31, 2016. The liability related to these awards of approximately $69,000 was recorded as liability classified stock‑based compensation awards on the consolidated balance sheets as of December 31, 2015.

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

The Company records stock‑based compensation expense for the common stock subject to repurchase, or restricted common stock grants, based on the grant date fair value for employees and the reporting date and upon vesting fair value for non‑employees. The fair value of the award is considered the intrinsic value as of each

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measurement date. All of the restricted shares were issued at a purchase price equal to the fair value of the common stock on the date of issuance. The Company recorded stock‑based compensation expense associated with restricted common stock grants of $1.7 million for the year ended December 31, 2014.  The Company did not record any stock-based compensation expense related to restricted common stock grants in the years ended December 31, 2016 and 2015.

No restricted common stock was granted during the years ended December 31, 2016, 2015 and 2014. The total fair value of shares vested during the years ended December 31, 2015 and 2014 was approximately $59,000 and $2.2 million, respectively. All restricted common stock grants were fully vested as of December 31, 2015.

8. Income Taxes

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $184.2 million and $182.8 million, respectively, which are available to reduce future taxable income. The Company also had federal and state tax credits of $7.4 million and $1.4 million, respectively, which may be used to offset future tax liabilities. The net operating loss (NOL) and tax credit carryforwards will expire at various dates through 2035. NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three‑year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended
	December 31,
	2016	2015
Income tax benefit using U.S. federal statutory rate	34.00%	34.00%
State tax benefit, net of federal benefit	3.43%	5.91%
Research and development tax credits	4.42%	1.49%
Permanent items	(3.88)%	(3.02)%
Change in the valuation allowance	(36.71)%	(41.90)%
Other	(1.26)%	3.52%
	—%	—%

The principal components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$72,285	$61,606
Capitalized research and development	1,836	1,984
Research and development credits	8,298	4,087
Stock-based compensation	3,083	4,401
Other	429	478
Gross deferred tax assets	85,931	72,556
Valuation allowance	(85,931)	(72,556)
Net deferred tax asset	$—	$—

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2016 and 2015 because the Company’s management believes that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of $13.4 million and $24.2 million in the years ended December 31, 2016 and 2015, respectively, primarily relates to the net loss incurred by the Company.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. From inception and through December 31, 2016, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not conducted a study of research and development (R&D) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

9. Commitments and contingencies

On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014 and expires on September 30, 2019. The Company began using the leased premises as its corporate headquarters and commenced rent payments effective September 22, 2014. The Company agreed to pay an initial annual base rent of approximately $493,000, which base rent increases after every twelve-month period during the lease term to approximately $554,000 for the last twelve-month period. The Company is recording rent expense on a straight-line basis, beginning in April 2014. The Company also received a tenant improvement allowance of approximately $684,000 in connection with the lease. The Company has accounted for the allowance as a lease incentive, which is being recorded as a reduction to rent expense over the lease term. Deferred rent and the lease incentive obligation are included in accrued expenses (current portion) and other liabilities (noncurrent portion) in the consolidated balance sheets. The Company has also agreed to pay its proportionate share of increases in operating expenses and property taxes for the building in which the leased space is located. The Company has provided a security deposit in the form of a letter of credit in the amount of approximately $203,000, which was reduced to approximately $162,000 on April 15, 2016. The amount is included in long term restricted cash on the consolidated balance sheets as of December 31, 2016.

The minimum aggregate future lease commitments are as follows (in thousands):

2017	$527
2018	542
2019	415
2020	—
2021	—
Thereafter	—
Total	$1,484

The Company recorded rent expense of approximately $352,000, $352,000 and $541,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

10. License agreements

In November 2016, the Company entered into an amended and restated license agreement with Infinity, under which it acquired an exclusive worldwide license for the research, development, commercialization, and manufacture of products in oncology indications containing duvelisib.  In connection with the license agreement, the Company assumed operational and financial responsibility for certain activities that were part of Infinity’s duvelisib program, including the DUO study for patients with relapsed/refractory CLL, and Infinity assumed financial responsibility for the shutdown of certain other clinical studies up to a maximum of $4.5 million. The Company is obligated to use diligent efforts to develop and commercialize a product in an oncology indication containing duvelisib. During the term of the license agreement, Infinity has agreed not to research, develop, manufacture or commercialize duvelisib in any other indication in humans or animals.

Pursuant to the terms of the license agreement, the Company is required to make the following payments to Infinity in cash or, at our election, in whole or in part, in shares of our common stock: (i) $6.0 million upon the completion of the DUO study if the results of the DUO study meet certain pre-specified criteria and (ii) $22.0 million upon the approval of a new drug application in the United States or an application for marketing authorization with a regulatory authority outside of the United States for a product in an oncology indication containing duvelisib.  For any portion of any of the foregoing payments that it elects to issue in shares of our common stock in lieu of cash, the number of shares of common stock to be issued will be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on NASDAQ for a twenty day period following the public announcement of the applicable milestone event.  The shares of common stock will be issued as unregistered securities, and the Company will have an obligation to promptly file a registration statement with the SEC to register such shares for resale. Any issuance of shares will be subject to the satisfaction of closing conditions, including that all material authorizations, consents, approvals and the like necessary for such issuance shall have been obtained.

The Company is also obligated to pay Infinity royalties on worldwide net sales of any products in an oncology indication containing duvelisib ranging from the mid-single digits to the high single-digits. The royalties will expire on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable product in the country of manufacture of such product, (iii) the expiration of non-patent regulatory exclusivity in such country and (iv) ten years following the first commercial sale of a product in a country, provided that if royalties on net sales for a product in the United States are payable solely on the basis of non-patent regulatory exclusivity, the applicable royalty on net sales for such product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

In addition to the foregoing, the Company is obligated to pay Infinity an additional royalty of 4% on worldwide net sales of any products in an oncology indication containing duvelisib to cover the reimbursement of research and development costs owed by Infinity to Mundipharma International Corporation Limited (MICL) and Purdue Pharmaceutical Products L.P. (Purdue). Once Infinity has fully reimbursed MICL and Purdue, the royalty obligations will be reduced to 1% of net sales in the United States. These trailing MICL royalties are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country. Each of the above royalty rates is reduced by 50% on a product-by-product and country-by-country basis if the applicable royalty is payable solely on the basis of non-patent regulatory exclusivity. In

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

addition, the trailing MICL royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by the us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

The Company evaluated the license agreement with Infinity under ASC Topic 805, Business Combinations and ASU 2017-01 and concluded that as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition.  All consideration to be paid under the License Agreement is contingent in nature and will be recognized when the respective contingency is resolved.

On July 11, 2012, the Company entered into a license agreement with Pfizer Inc. (Pfizer), under which Pfizer granted the Company worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer’s inhibitors of focal adhesion kinase (the FAK Products) for all therapeutic, diagnostic and prophylactic uses in humans. The Company is solely responsible, at its expense, for the clinical development of the FAK Products, which is to be conducted in accordance with an agreed upon development plan. The Company is also responsible for all manufacturing and commercialization activities at its own expense. Pfizer is required to provide the Company with an initial quantity of clinical supply of one of the FAK Products for an agreed upon price. Under the agreement, the Company made a one-time cash payment to Pfizer in the amount of $1.5 million and issued 192,012 shares of its common stock. Pfizer is also eligible to receive up to $2.0 million in developmental milestones and up to an additional $125.0 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid-double digit royalties on future net sales of the FAK Products. The Company’s royalty obligations with respect to each FAK Product in each country begin on the date of first commercial sale of the FAK Product in that country, and end on the later of 10 years after the date of first commercial sale of the FAK Product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to the Company that covers the FAK Product in that country. The Company accounted for the license agreement as the licensing of in process research and development with no alternative future use.

Under the license agreement with Poniard that the Company entered into in November 2011 relating to VS-4718 and certain other compounds, the Company paid an upfront license fee and agreed to pay Poniard milestone payments upon the achievement of specified development and regulatory milestones. In February 2014, the Company purchased the assets which were the subject of the license agreement with Poniard from Encarta, who had previously purchased these assets in 2013. In consideration for these assets, the Company issued 97,500 shares of common stock, a warrant to purchase 142,857 shares of common stock with an exercise price equal to $17.16 per share and paid $25,000. All existing obligations under the license agreement, including an achieved development milestone and an obligation to issue a warrant, were settled as part of this transaction. The Company incurred $1.2 million of research and development expense in 2014 as a result of this transaction. In connection with the asset purchase agreement, the Company also assumed the rights and obligations under the Scripps License Agreement. Pursuant to the Scripps License Agreement, the Company is obligated to pay Scripps potential product development milestone payments of up to an aggregate of $3.0 million upon the achievement of specified development and regulatory milestones. In addition, the Company is obligated to pay Scripps low-single digit royalties as a percentage of net sales of licensed products, subject to adjustments in certain circumstances. The Company’s obligation to pay royalties on net sales is on a country-by-country basis.

11. Employee benefit plan

In June 2011, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre‑tax or post‑tax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made approximate contributions to the 401(k) Plan of $162,000, $295,000 and $219,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Reduction in force

In October 2015, the Company announced a reduction of workforce by approximately 50% to 20 full time employees. All affected employees received severance pay and outplacement assistance. As a result of the reduction in force and associated costs, the Company paid one-time severance and related costs of $1.1 million.  Of these one-time severance and related costs, approximately $713,000 and approximately $349,000 was paid during the years ended December 31, 2016 and 2015, respectively.

13. Quarterly financial information (unaudited, in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Operating expenses:
Research and development	$4,179	$4,492	$4,216	$6,892
General and administrative	4,255	4,217	3,843	4,908
Total operating expenses	8,434	8,709	8,059	11,800
Loss from operations	(8,434)	(8,709)	(8,059)	(11,800)
Interest income	140	140	137	145
Net loss	$(8,294)	$(8,569)	$(7,922)	$(11,655)
Net loss per share —basic and diluted	$(0.22)	$(0.23)	$(0.21)	$(0.32)
Weighted-average number of common shares used in net loss per share —basic and diluted	36,975	36,992	36,992	36,992

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Ended		Ended		Ended		Ended
	March 31,		June 30,		September 30,		December 31,
	2015		2015		2015		2015
Operating expenses:
Research and development	$10,528		$11,045		$11,304		$7,688
General and administrative	4,714		4,417		4,230		4,273
Total operating expenses	15,242		15,462		15,534		11,961
Loss from operations	(15,242)		(15,462)		(15,534)		(11,961)
Interest income	62		85		89		98
Net loss	$(15,180)		$(15,377)		$(15,445)		$(11,863)
Net loss per share —basic and diluted	$(0.46)		$(0.42)		$(0.42)		$(0.32)
Weighted-average number of common shares used in net loss per share —basic and diluted	33,323	(a)(b)	36,522	(b)	36,898	(b)	36,935

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

Verastem, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Subsequent events

The Company reviews all activity subsequent to year end but prior to the issuance of the consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the consolidated balance sheets date. The Company is not aware of any material subsequent events other than the following:

On March 21, 2017 (Closing Date), Verastem, Inc. (Borrower) entered into a term loan facility of up to $25.0 million (Term Loan) with Hercules Capital, Inc., a Maryland corporation (Hercules), the proceeds of which will be used for its ongoing research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated March 21, 2017 (Loan Agreement), which provides for up to four separate advances.  The first tranche of $2.5 million was drawn on the Closing Date.  The second tranche of $2.5 million and the third tranche of $5.0 million may be drawn, at the Borrower’s option but subject to the Borrower receiving favorable data from its ongoing Phase III clinical study evaluating the safety and efficacy of duvelisib in patients with relapsed/refractory chronic leukemia or small lymphocytic lymphoma on or prior to September 20, 2017 (Milestone Event), during the period beginning on the Closing Date and ending on the earliest to occur of the date that is 90 days after the Milestone Event and December 20, 2017.  The fourth tranche of $15.0 million may be drawn, at the Borrower’s option and at the sole discretion of Hercules, on or prior to June 30, 2018.

The Term Loan will mature on December 1, 2020 (Loan Maturity Date).  Each advance accrues interest at a floating per annum rate equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  The Term Loan provides for interest-only payments until November 1, 2018. The interest-only period may be extended to May 1, 2019 if the Borrower obtains minimum cash proceeds of $20.0 million from a sale of equity securities or subordinated debt and/or ongoing commercial partnerships. Thereafter, amortization payments will be payable monthly in twenty-six installments (or, if the period requiring interest-only payments has been extended to May 1, 2019, in twenty installments) of principal and interest (subject to recalculation upon a change in prime rates).  Any advance may be prepaid in whole or in part upon seven business days’ prior written notice to Hercules, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve (12) months following the Closing Date, 2.0%, if such advance is prepaid after twelve (12) months following the Closing Date but on or prior to twenty-four (24) months following the Closing Date, and 1.0% thereafter.  In addition, a final payment equal to 4.5% of the greater of (a) $5.0 million and (b) the total principal amount of the Term Loan extended by Hercules which is due on the Loan Maturity Date, or such earlier date specified in the Loan Agreement. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

The Term Loan is secured by a lien on substantially all of the assets of the Borrower, other than intellectual property and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Borrower’s failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) the Borrower’s breach or default in the performance of any covenant under the Loan Agreement, (3) the Borrower making a false or misleading representation or warranty in any material respect, (4) the Borrower’s insolvency or bankruptcy, (5) certain attachments or judgments on the Borrower’s assets, or (6) the occurrence of any material default under certain agreements or obligations of the Borrower involving indebtedness, or (7) the occurrence of a material adverse effect. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

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

4.2

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

10.3#

Form of Incentive Stock Option Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.4#

Form of Nonqualified Stock Option Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.5#

Form of Restricted Stock Unit Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.6#

Amended and Restated Employment Agreement between the Registrant and Robert Forrester (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.7#

Amended and Restated Employment Agreement between the Registrant and Jonathan Pachter (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.8#

Form of Indemnification Agreement between the Registrant and each director (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on December 7, 2011)

10.9

Lease Agreement, dated April 15, 2014, between the Registrant and Intercontinental Fund III 117 Kendrick Street LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K (File No. 001‑35403, filed by the Registrant on April 18, 2014)

89

10.10†

License Agreement dated May 5, 2008 by and between The Scripps Research Institute and Poniard Pharmaceuticals, Inc. (Registrant assumed the rights and obligations of Encarta, Inc., which previously assumed the rights and obligations from Poniard Pharmaceuticals, Inc., on February 21, 2014) (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on May 8, 2014)

10.11†

Letter Agreement, dated October 1, 2010, between the Registrant and the Broad Institute (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on November 3, 2011)

10.12#

Letter Agreement, dated August 20, 2010, between the Registrant and Eric Lander, Ph.D. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on November 3, 2011)

10.13#

Letter Agreement, dated July 30, 2010, as amended October 18, 2010, between the Registrant and Robert Weinberg, Ph.D. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on November 3, 2011)

10.14#

Employment Agreement, dated March 1, 2012, between the Registrant and Daniel Paterson (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10‑K (File No. 001‑35403) filed by the Registrant on March 26, 2013)

10.15†

Asset Purchase Agreement, dated May 10, 2012, by and between the Registrant and S*Bio Pte Ltd. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on August 13, 2012)

10.16†

License Agreement, dated July 11, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on August 13, 2012)

10.17#

Amendment to Form of Restricted Stock Unit Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10‑K (File No. 001‑35403) filed by the Registrant on March 26, 2013)

10.18#

Letter Agreement, dated June 6, 2013, by and between the Registrant and Robert Forrester (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on August 13, 2013)

10.19†

Letter Agreement, dated December 7, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10‑K (File No. 001‑35403) filed by the Registrant on March 6, 2014)

10.20#

Amended and Restated Employment Agreement, dated November 22, 2013, by and between the Registrant and Robert Forrester (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10‑K (File No. 001‑35403) filed by the Registrant on March 6, 2014)

10.21#	Letter Agreement with Robert Forrester, dated June 6, 2013 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on August 13, 2013)

10.22#

Employment Agreement between the Registrant and Gregory Berk (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q (File No. 001‑35403) filed by the Registrant on May 9, 2016)

10.23*#	Separation Agreement between the Registrant and Gregory Berk, effective January 19, 2017

90

10.24*#	Consulting Agreement between the Registrant and Gregory Berk, effective January 20, 2017

10.25*‡	Amended and Restated License Agreement, dated November 1, 2016, by and between the Registrant and Infinity Pharmaceuticals, Inc.

10.26*	Loan and Security Agreement, dated March 21, 2017, by and between the Registrant and Hercules Capital, Inc.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a)

31.2*	Certification of the Vice President, Finance pursuant to Exchange Act Rule 13a‑14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

99.1*	Press Release issued by Verastem, Inc. on March 23, 2017

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

91