Form 10-Q
period 2017-03-31
Verastem, Inc.
filed 2017-05-10
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of May 8, 2017 there were 36,992,418 shares of Common Stock, $0.0001 par value per share, outstanding.

FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10‑Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. Such statements relate to, among other things, the development of our product candidates, including duvelisib and defactinib (VS-6063), and our PI3K and FAK programs generally, the timeline for clinical development and regulatory approval of our product candidates, the expected timing for the reporting of data from on-going trials, the structure of our planned or pending clinical trials, additional planned studies, our rights to develop or commercialize our product candidates and our ability to finance contemplated development and commercialization activities and fund operations for a specified period. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the products that we license from them, the fact that the preclinical and clinical testing of our product candidates and preliminary data from clinical trials may not be predictive of the success of ongoing or later clinical trials, that data may not be available when we expect it to be, that enrollment of clinical trials may take longer than expected, that our product candidates may cause unexpected safety events, that we will be unable to successfully initiate or complete the clinical development of our product candidates, including duvelisib and defactinib, that development of our product candidates will take longer or cost more than planned, that we or Infinity Pharmaceuticals, Inc. (Infinity) will fail to fully perform under our license agreement for duvelisib, that the transition of the duvelisib program from Infinity will not be completed, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (SEC).

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$28,179	$32,349
Short-term investments	44,392	48,548
Prepaid expenses and other current assets	1,434	398
Total current assets	74,005	81,295
Property and equipment, net	1,271	1,417
Restricted cash	162	162
Other assets	811	755
Total assets	$76,249	$83,629
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,809	$4,095
Accrued expenses	4,424	6,896
Total current liabilities	13,233	10,991
Non-current liabilities:
Long-term debt	2,249	—
Other non-current liabilities	295	341
Total liabilities	15,777	11,332
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 36,992 and 36,992 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	308,801	307,587
Accumulated other comprehensive income	12	29
Accumulated deficit	(248,345)	(235,323)
Total stockholders’ equity	60,472	72,297
Total liabilities and stockholders’ equity	$76,249	$83,629

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended
	March 31,
	2017	2016
Operating expenses:
Research and development	$8,385	$4,179
General and administrative	4,763	4,255
Total operating expenses	13,148	8,434
Loss from operations	(13,148)	(8,434)
Interest income	155	140
Interest expense	(12)	—
Net loss	$(13,005)	$(8,294)
Net loss per share—basic and diluted	$(0.35)	$(0.22)
Weighted-average number of common shares used in net loss per share—basic and diluted	36,992	36,975

Net loss	$(13,005)	$(8,294)
Unrealized (loss) gain on available-for-sale securities	(17)	92
Comprehensive loss	$(13,022)	$(8,202)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended
	March 31,
	2017	2016
Operating activities
Net loss	$(13,005)	$(8,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146	183
Stock-based compensation expense	1,197	1,706
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	46	(12)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(1,092)	(376)
Accounts payable	4,594	(1,347)
Accrued expenses and other liabilities	(2,538)	(2,613)
Liability classified stock-based compensation awards	—	(69)
Net cash used in operating activities	(10,652)	(10,822)
Investing activities
Purchases of investments	(6,461)	(36,346)
Maturities of investments	10,557	37,450
Net cash provided by investing activities	4,096	1,104
Financing activities
Proceeds from long-term debt, net	2,386	—
Cash used to settle restricted stock liability	—	(5)
Net cash provided by (used in) financing activities	2,386	(5)
Increase (decrease) in cash and cash equivalents	(4,170)	(9,723)
Cash and cash equivalents at beginning of period	32,349	24,870
Cash and cash equivalents at end of period	$28,179	$15,147
Supplemental disclosure of non-cash financing activities
Deferred financing costs in accounts payable and accrued expenses	$140	$—

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the Company) is a biopharmaceutical company focused on discovering and developing drugs to improve outcomes for patients with cancer. The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, identifying and acquiring potential product candidates and undertaking preclinical and clinical studies of its product candidates.

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

As of March 31, 2017, the Company had cash, cash equivalents and investments of $72.6 million and accumulated deficit of $248.3 million. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects its cash, cash equivalents and investments to be sufficient to fund its current operating plan for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (SEC) on March 23, 2017.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has not chosen to early adopt this standard and is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance under FASB Accounting Standards Codification (ASC) Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases.   ASU 2016-02 requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. The guidance also eliminates the current real estate-specific provisions for all entities.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company has not chosen early adoption for this ASU and is currently evaluating its effect on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards Updates

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.  ASU 2017-03 clarifies the SEC staff’s expectations about the extent of disclosures that a registrant is expected to provide regarding the impact that the adoption of ASUs 2014-09 (Revenue from Contracts with Customers), 2016-02 (Leases) and 2016-13 (Measurement of Credit Losses on Financial Instruments) will have on its financial statements.  It also conforms SEC guidance on accounting for tax benefits resulting from investments in affordable housing projects to the guidance in ASU 2014-01, Investments -Equity Method and Joint Ventures (Topic 323).  The guidance under this ASU was effective upon issuance and did not have a material impact on the Company’s disclosures.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 updates ASU 2015-02. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. ASU 2016-17 is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this standard effective January 1, 2017.  The adoption of this ASU did not have an effect on the Company’s financial statements of disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 simplifies the accounting for share-based compensation arrangements, including the accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The standard was effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.  The Company adopted ASU 2016-09 effective January 1, 2017.  Upon adoption, the Company elected to begin accounting for forfeitures as they occur, rather than estimating a forfeiture rate, and recorded an immaterial cumulative-effect adjustment to opening accumulated deficit.  Also upon adoption, the Company recognized all previously unrecognized tax benefits, which would have resulted in the recognition of an immaterial cumulative-effect adjustment to opening accumulated deficit; however, these unrecognized tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance.  Therefore, the recognition of these benefits had no net cumulative-effect on opening accumulated deficit upon adoption.

Significant accounting policies

There have been no material changes, other than those described above, to the significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 23, 2017.

3. Fair value of financial instruments

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2017
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$26,240	$21,240	$5,000	$—
Short-term investments	44,392	—	44,392	—
Total financial assets	$70,632	$21,240	$49,392	$—

	December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$30,540	$20,540	$10,000	$—
Short-term investments	48,548	—	48,548	—
Total financial assets	$79,088	$20,540	$58,548	$—

The Company’s cash equivalents and investments are comprised of U.S. Government money market funds, overnight repurchase agreements collateralized by U.S. Government agency securities or U.S. Treasury securities, and corporate bonds and commercial paper of publicly traded companies. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2017 and December 31, 2016.

Fair Value of Financial Instruments

The fair value of the Company’s debt is determined using current applicable rates for similar instruments as of the balance sheet dates and an assessment of the credit rating of the Company. The carrying value of the Company’s debt approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The fair value of the Company’s notes payable was determined using Level 3 inputs.

4. Investments

Cash, cash equivalents and investments consist of the following (in thousands):

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$23,179	$—	$—	$23,179
Overnight repurchase agreements	5,000	—	—	5,000
Total cash and cash equivalents	$28,179	$—	$—	$28,179
Investments:
Corporate bonds and commercial paper (due within 1 year)	$44,380	$30	$(18)	$44,392
Total investments	$44,380	$30	$(18)	$44,392
Total cash, cash equivalents, and investments	$72,559	$30	$(18)	$72,571

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$22,349	$—	$—	$22,349
Overnight repurchase agreements	10,000	—	—	10,000
Total cash and cash equivalents	$32,349	$—	$—	$32,349
Investments:
Corporate bonds and commercial paper (due within 1 year)	$48,519	$53	$(24)	$48,548
Total investments	$48,519	$53	$(24)	$48,548
Total cash, cash equivalents, and investments	$80,868	$53	$(24)	$80,897

There were no realized gains or losses on investments for the three months ended March 31, 2017 or 2016.

5. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Contract research organization costs	$2,719	$3,258
Compensation and related benefits	677	2,505
Professional fees	610	403
Consulting fees	193	527
Deferred rent	179	175
Other	46	28
	$4,424	$6,896

6. Long-term debt

On March 21, 2017 (Closing Date), Verastem, Inc. (Borrower) entered into a term loan facility of up to $25.0 million (Term Loan) with Hercules Capital, Inc., a Maryland corporation (Hercules), the proceeds of which will be used for its ongoing research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated March 21, 2017 (Loan Agreement), which provides for up to four separate advances subject to certain conditions of funding.  The first tranche of $2.5 million was drawn on the Closing Date.

The Term Loan will mature on December 1, 2020 (Loan Maturity Date).  Each advance accrues interest at a floating per annum rate equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  As of March 31, 2017, the interest rate was 10.5%. The Term Loan provides for interest-only payments until November 1, 2018. The interest-only period may be extended to May 1, 2019 if the Borrower obtains minimum cash proceeds of $20.0 million from a sale of equity securities or subordinated debt and/or ongoing commercial partnerships. Thereafter, amortization payments will be payable monthly in twenty-six installments (or, if the period requiring interest-only payments has been extended to May 1, 2019, in twenty installments) of principal and interest (subject to recalculation upon a change in prime rates).

The Term Loan is secured by a lien on substantially all of the assets of the Borrower, other than intellectual property, and contains customary covenants and representations.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The Company determined that all features of the Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.

The future principal payments under the Loan Agreement are as follows as of March 31, 2017 (in thousands):

Remainder of 2017	$—
2018	146
2019	936
2020	1,418
Total	$2,500

7. Net loss per share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended
	March 31,
	2017	2016
Outstanding stock options	7,337,655	5,473,372
Outstanding warrants	—	142,857
	7,337,655	5,616,229

8. Stock‑based compensation

Stock options

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2017 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2016	5,848,470	$6.35	8.0	$62
Granted	1,660,000	$1.21
Exercised	—	$—
Forfeited/cancelled	(170,815)	$2.28
Outstanding at March 31, 2017	7,337,655	$5.29	8.2	$2,489
Vested at March 31, 2017	3,625,943	$7.95	7.2	$457
Vested and expected to vest at March 31, 2017(1)	7,087,655	$5.42	8.2	$2,315

(1)	This represents the number of vested options as of March 31, 2017, plus the number of unvested options expected to vest as of March 31, 2017.

The fair value of each stock option granted during the three months ended March 31, 2017 and 2016 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended March 31,
	2017	2016
Risk-free interest rate	2.06%	1.90%
Volatility	79%	73%
Dividend yield	—	—
Expected term (years)	6.4	5.8

In June 2016, the Company granted stock options to purchase a total of 500,000 shares of common stock to certain employees that vest only upon the achievement of specified performance conditions. The grant date fair value of these options was approximately $445,000. In October 2016, the Company determined that 50% of performance conditions had been achieved and as a result 250,000 shares vested and the Company recognized stock-based compensation expense of approximately $222,000 for the year ended December 31, 2016.  The Company determined that the remaining 50% of the performance conditions were not considered probable of achievement as of March 31, 2017 and as a result, has not recognized any stock-based compensation expense related to the remaining unvested awards.

Restricted stock units

The approximate total fair value of restricted stock units (RSUs) vested during the three months ended March 31, 2016 was $65,000. As of March 31, 2016, all RSUs had vested and there was no remaining unrecognized stock-based compensation expense. There were no RSUs granted during or subsequent to the three months ended March 31, 2016.

During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 697,060 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs were considered to be liability instruments. As a result of this modification, the Company recorded a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. During the three months ended March 31, 2016, the Company made approximate deposits with the taxing authorities of $5,000 in respect of the tax liability for awards that settled during the period.  As of March 31, 2016, the Company had no remaining tax liability related to these awards.

9. Equity offerings

In March 2017, the Company terminated the at-the-market equity offering program established in December 2013 and established a new at-the-market equity offering program pursuant to which it is able to offer and sell up to $35.0 million of its common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. The Company has not commenced sales under this program.

10. Reduction in force

In October 2015, the Company announced a reduction of workforce by approximately 50% to 20 full time employees. All affected employees received severance pay and outplacement assistance. As a result of the reduction in force and associated costs, the Company paid one-time severance and related costs of $1.1 million.  Of these one-time severance and related costs, approximately $349,000 was paid through December 31, 2015, approximately $521,000 was paid in the three months ended March 31, 2016, and approximately $192,000 was paid in the 2016 fiscal year subsequent to March 31, 2016. As of December 31, 2016, all one-time severance and related costs have been paid and no liability remains.

11. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. There are no material subsequent events to the three months ended March 31, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q. The following discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.  Please also refer to the sections under headings “Forward‑Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

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

Duvelisib has successfully completed the Phase 2 DYNAMO™ study which is an open-label, single-arm trial of duvelisib that evaluated the safety and efficacy of duvelisib in 129 patients with refractory indolent non-Hodgkin lymphoma (iNHL). This study met its primary endpoint of overall response rate and the majority of reported side effects were expected, reversible and clinically manageable.

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

  Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015, our loan and security agreement executed with Hercules Capital, Inc. (Hercules) in March 2017, and sales of common stock under our at-the market equity offering program.

As of March 31, 2017, we had an accumulated deficit of $248.3 million. Our net loss was $13.0 million and $8.3 million for the three months ended March 31, 2017 and 2016, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016 related to accrued research and development expenses and stock-based compensation. There were no material changes to these critical accounting policies in the three months ended March 31, 2017. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 23, 2017.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2017 and 2016

Research and development expense.  Research and development expense for the three months ended March 31, 2017 (2017 Quarter) was $8.4 million compared to $4.2 million for the three months ended March 31, 2016 (2016 Quarter). The $4.2 million increase from the 2016 Quarter to the 2017 Quarter was primarily related to an increase of $2.8 million in contract research organization (CRO) expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, an increase in personnel related costs of approximately $965,000, and an increase of approximately $554,000 in consulting fees. These increases were offset by a decrease in stock-based compensation and other expenses of approximately $86,000.

We allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project.  The table below summarizes our allocation of research and development expenses to our clinical programs, including duvelisib and defactinib, for the 2017 Quarter and the 2016 Quarter. We use our employee and infrastructure resources across multiple research and development projects.  Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include approximate personnel related costs of $1.6 million and approximately $611,000 for the 2017 Quarter and the 2016 Quarter, respectively.

	Three months ended March 31,
	2017	2016
	(in thousands)	(in thousands)
Duvelisib	$4,047	$—
Defactinib	608	1,498
Unallocated and other research and development expense	3,486	2,394
Unallocated stock-based compensation expense	244	287
Total research and development expense	$8,385	$4,179

General and administrative expense.  General and administrative expense for the 2017 Quarter was $4.8 million compared to $4.3 million for the 2016 Quarter. The increase of approximately $508,000 from the 2016 Quarter to the 2017 Quarter primarily resulted from an increase in consulting and professional fees of approximately $922,000, partially offset by a decrease in stock-based compensation expense of approximately $397,000.

Interest income.  Interest income increased to approximately $155,000 for the 2017 Quarter from approximately $140,000 for the 2016 Quarter. This increase was primarily due to higher interest rates on investments.

Interest expense.  Interest expense for the 2017 Quarter was approximately $12,000 related to our loan and security agreement executed with Hercules in March 2017.  We did not incur any interest expense in the 2016 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015, our loan and security agreement executed with Hercules in March 2017, and sales of common stock under our at-the market equity offering program.

As of March 31, 2017, we had $72.6 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Government money market fund, overnight repurchase agreements collateralized by U.S. Government agency securities or U.S. Treasury securities, and corporate bonds and commercial paper of publicly traded companies.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2017 Quarter and the 2016 Quarter (in thousands):

	Three months ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(10,652)	$(10,822)
Investing activities	4,096	1,104
Financing activities	2,386	(5)
Net decrease in cash and cash equivalents	$(4,170)	$(9,723)

Operating activities.  The use of cash in both quarters resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital, including payments of one-time severance and related costs of approximately $521,000 in the 2016 Quarter.

Investing activities.  The cash provided by investing activities for the 2017 Quarter primarily reflects the net maturities of investments of $4.1 million. The cash provided in investing activities for the 2016 Quarter primarily reflects the net maturities of investments of $1.1 million.

Financing activities.  The cash provided by financing activities for the 2017 Quarter represents $2.4 million in net proceeds received from a loan and security agreement executed with Hercules. The cash used in financing activities for the 2016 Quarter primarily represents approximately $5,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees.

On March 21, 2017 (Closing Date), Verastem, Inc. (Borrower) entered into a term loan facility of up to $25.0 million (Term Loan) with Hercules, the proceeds of which will be used for our ongoing research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated March 21, 2017 (Loan Agreement), which provides for up to four separate advances subject to certain conditions of funding.  The first tranche of $2.5 million was drawn on the Closing Date.

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

The Term Loan is secured by a lien on substantially all of the assets of the Borrower, other than intellectual property and contains customary covenants and representations.

In March 2017, we terminated the at-the-market equity offering program established in December 2013 and established a new at-the-market equity offering program pursuant to which we are able to offer and sell up to $35.0 million of our common stock at then current market prices from time to time through Cantor Fitzgerald & Co., as sales agent. We have not commenced sales under this program.

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

We expect our existing cash, cash equivalents and investments will be sufficient to fund our current operating plan for at least the next twelve months from the date of filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•	the rate and size of enrollment of, results from, and cost of completing our ongoing clinical trials;
•	the scope, progress and results of our ongoing and potential future clinical trials;
•	the extent to which we acquire or in-license other products and technologies;
•	the costs, timing and outcome of regulatory review and/or approval of our product candidates;
•	the costs and timing of future commercialization activities for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sales of any of our product candidates for which we receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	our ability to establish collaborations on favorable terms, if at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $72.6 million and $80.9 million as of March 31, 2017 and December 31, 2016, respectively, consisting of cash, U.S. Government money market funds, overnight repurchase agreements collateralized by U.S. Government agency securities or U.S. Treasury securities, corporate bonds and commercial paper of publicly traded companies.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We have contracts with CROs and contract manufacturers globally, which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2017, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

On March 21, 2017, we entered into a term loan facility of up to $25.0 million with Hercules Capital, Inc. (Term Loan).  An initial term loan was made on March 21, 2017 in an aggregate principal amount equal to $2.5 million. The Term Loan bears interest per annum equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  Changes in interest rates can cause interest charges to fluctuate under the Term Loan. As of March 31, 2017, principal payable under the Term Loan was $2.5 million.  A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense paid for the three months ended March 31, 2017.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and our principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on March 23, 2017.  There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On May 10, 2017, Verastem, Inc. announced its financial results for the quarter ended March 31, 2017 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

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

VERASTEM, INC.
Date: May 10, 2017	By:	/s/ ROBERT FORRESTER

Robert Forrester
President and Chief Executive Officer
(Principal executive officer)

Date: May 10, 2017	By:	/s/ JOSEPH CHIAPPONI

Joseph Chiapponi
Vice President, Finance
(Principal financial and accounting officer)

EXHIBIT INDEX

4.1

Loan and Security Agreement, dated March 21, 2017, by and between Verastem, Inc. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K (File No. 001-35403) filed by the Company on March 23, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Finance pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release issued by Verastem, Inc. on May 10, 2017.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document