Form 10-Q
period 2017-06-30
Verastem, Inc.
filed 2017-08-08
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR
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

As of August 4, 2017 there were 36,992,418 shares of Common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$27,583	$32,349
Short-term investments	30,335	48,548
Prepaid expenses and other current assets	1,835	398
Total current assets	59,753	81,295
Property and equipment, net	1,127	1,417
Restricted cash	162	162
Other assets	797	755
Total assets	$61,839	$83,629
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,825	$4,095
Accrued expenses	4,241	6,896
Total current liabilities	11,066	10,991
Non-current liabilities:
Long-term debt	2,293	—
Other non-current liabilities	248	341
Total liabilities	13,607	11,332
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 36,992 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	310,014	307,587
Accumulated other comprehensive (loss) income	(5)	29
Accumulated deficit	(261,781)	(235,323)
Total stockholders’ equity	48,232	72,297
Total liabilities and stockholders’ equity	$61,839	$83,629

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$9,042	$4,492	$17,427	$8,671
General and administrative	4,425	4,217	9,188	8,472
Total operating expenses	13,467	8,709	26,615	17,143
Loss from operations	(13,467)	(8,709)	(26,615)	(17,143)
Interest income	140	140	295	280
Interest expense	(109)	—	(121)	—
Net loss	$(13,436)	$(8,569)	$(26,441)	$(16,863)
Net loss per share—basic and diluted	$(0.36)	$(0.23)	$(0.71)	$(0.46)
Weighted-average number of common shares used in net loss per share—basic and diluted	36,992	36,992	36,992	36,983

Net loss	$(13,436)	$(8,569)	$(26,441)	$(16,863)
Unrealized (loss) gain on available-for-sale securities	(17)	(58)	(34)	34
Comprehensive loss	$(13,453)	$(8,627)	$(26,475)	$(16,829)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended
	June 30,
	2017	2016
Operating activities
Net loss	$(26,441)	$(16,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	290	359
Stock-based compensation expense	2,410	3,433
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	105	(92)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(1,479)	(41)
Accounts payable	2,730	(1,832)
Accrued expenses and other liabilities	(2,748)	(2,408)
Liability classified stock-based compensation awards	—	(69)
Net cash used in operating activities	(25,133)	(17,513)
Investing activities
Purchases of investments	(6,461)	(40,398)
Maturities of investments	24,580	72,610
Net cash provided by investing activities	18,119	32,212
Financing activities
Proceeds from long-term debt, net	2,386	—
Deferred debt financing costs	(138)	—
Cash used to settle restricted stock liability	—	(5)
Net cash provided by (used in) financing activities	2,248	(5)
(Decrease) increase in cash and cash equivalents	(4,766)	14,694
Cash and cash equivalents at beginning of period	32,349	24,870
Cash and cash equivalents at end of period	$27,583	$39,564
Supplemental disclosure of non-cash financing activities
Purchases of property and equipment in accounts payable	$—	$39

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the Company) is a biopharmaceutical company focused on discovering and developing drugs to improve the survival and quality of life of cancer patients. The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, identifying and acquiring potential product candidates and undertaking preclinical and clinical studies of its product candidates.

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

As of June 30, 2017, the Company had cash, cash equivalents and investments of $57.9 million and accumulated deficit of $261.8 million. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects its cash, cash equivalents and investments to be sufficient to fund its current operating plan for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (SEC) on March 23, 2017.

Recently Issued Accounting Standards Updates

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting under Topic 718.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after a modification.  ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  The Company has not elected to early adopt this standard and is currently evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has not elected to early adopt this standard and is currently evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has not elected to early adopt this standard and is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance under FASB Accounting Standards Codification (ASC) Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases.   ASU 2016-02 requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. The guidance also eliminates the current real estate-specific provisions for all entities.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company has not elected to early adopt this standard and is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 updates ASU 2015-02. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. ASU 2016-17 is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this standard effective January 1, 2017.  The adoption of this ASU did not have an effect on the Company’s financial statements or disclosures.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2017
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$25,627	$25,627	$—	$—
Short-term investments	30,335	—	30,335	—
Total financial assets	$55,962	$25,627	$30,335	$—

	December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$30,540	$20,540	$10,000	$—
Short-term investments	48,548	—	48,548	—
Total financial assets	$79,088	$20,540	$58,548	$—

The Company’s cash equivalents and investments are comprised of U.S. Government money market funds and corporate bonds and commercial paper of publicly traded companies. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2017 and December 31, 2016.

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet dates and an assessment of the credit rating of the Company. The carrying value of the Company’s debt approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

4. Investments

Cash, cash equivalents and investments consist of the following (in thousands):

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$27,583	$—	$—	$27,583
Total cash and cash equivalents	$27,583	$—	$—	$27,583
Investments:
Corporate bonds and commercial paper (due within 1 year)	$30,340	$6	$(11)	$30,335
Total investments	$30,340	$6	$(11)	$30,335
Total cash, cash equivalents, and investments	$57,923	$6	$(11)	$57,918

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$22,349	$—	$—	$22,349
Overnight repurchase agreements	10,000	—	—	10,000
Total cash and cash equivalents	$32,349	$—	$—	$32,349
Investments:
Corporate bonds and commercial paper (due within 1 year)	$48,519	$53	$(24)	$48,548
Total investments	$48,519	$53	$(24)	$48,548
Total cash, cash equivalents, and investments	$80,868	$53	$(24)	$80,897

There were no realized gains or losses on investments for the three and six months ended June 30, 2017 or 2016.  There were no investments that had been in an unrealized loss position for more than 12 months as of June 30, 2017 or December 31, 2016.  There were 8 debt securities in an unrealized loss position for less than 12 months at June 30, 2017 and there were 14 debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2016. The aggregate unrealized loss on these securities as of June 30, 2017 and December 31, 2016 was approximately $11,000 and $24,000, respectively, and the fair value was $17.4 million and $23.6 million, respectively. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2017.

5. Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Contract research organization costs	$2,493	$3,258
Compensation and related benefits	1,102	2,505
Professional fees	346	403
Deferred rent	182	175
Consulting fees	81	527
Other	37	28
	$4,241	$6,896

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

The Term Loan will mature on December 1, 2020 (Loan Maturity Date).  Each advance accrues interest at a floating per annum rate equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  As of June 30, 2017, the interest rate was 10.5%. The Term Loan provides for interest-only payments until November 1, 2018. The interest-only period may be extended to May 1, 2019 if the Borrower obtains minimum cash proceeds of $20.0 million from a sale of equity securities or subordinated debt and/or ongoing commercial partnerships. Thereafter, amortization payments will be payable monthly in twenty-six installments (or, if the period requiring interest-only payments has been extended to May 1, 2019, in twenty installments) of principal and interest (subject to recalculation upon a change in prime rates).

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

The future principal payments under the Loan Agreement are as follows as of June 30, 2017 (in thousands):

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Outstanding stock options	7,573,155	6,691,059	7,573,155	6,691,059
Outstanding warrants	—	142,857	—	142,857
	7,573,155	6,833,916	7,573,155	6,833,916

8. Stock‑based compensation

Stock options

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2017 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2016	5,848,470	$6.35	8.0	$62
Granted	1,905,000	$1.32
Exercised	—	$—
Forfeited/cancelled	(180,315)	$2.31
Outstanding at June 30, 2017	7,573,155	$5.19	8.0	$2,939
Vested at June 30, 2017	3,921,304	$7.74	7.1	$694
Vested and expected to vest at June 30, 2017(1)	7,323,155	$5.32	8.0	$2,737

(1)	This represents the number of vested options as of June 30, 2017, plus the number of unvested options expected to vest as of June 30, 2017.

The fair value of each stock option granted during the six months ended June 30, 2017 and 2016 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Six months ended June 30,
	2017	2016
Risk-free interest rate	2.05%	1.47%
Volatility	79%	75%
Dividend yield	—	—
Expected term (years)	6.4	5.9

In June 2016, the Company granted stock options to purchase a total of 500,000 shares of common stock to certain employees that vest only upon the achievement of specified performance conditions. The grant date fair value of these options was approximately $445,000. In October 2016, the Company determined that 50% of performance conditions had been achieved and as a result 250,000 shares vested and the Company recognized stock-based compensation expense of approximately $222,000 for the year ended December 31, 2016.  The Company determined that the remaining 50% of the performance conditions were not considered probable of achievement as of June 30, 2017 and as a result, has not recognized any stock-based compensation expense related to the remaining unvested awards.

Restricted stock units

The approximate total fair value of restricted stock units (RSUs) vested during the three and six months ended June 30, 2016 was $0 and $65,000, respectively. As of June 30, 2016, all RSUs had vested and there was no remaining unrecognized stock-based compensation expense. There were no RSUs granted during or subsequent to the three and six months ended June 30, 2016.

During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 697,060 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs were considered to be liability instruments. As a result of this modification, the Company recorded a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. During the three and six months ended June 30, 2016, the Company made approximate deposits with the taxing authorities of $0 and $5,000 in respect of the tax liability for awards that settled during the period.  As of June 30, 2016, the Company had no remaining tax liability related to these awards.

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

10. Reduction in force

In October 2015, the Company announced a reduction of workforce by approximately 50% to 20 full time employees. All affected employees received severance pay and outplacement assistance. As a result of the reduction in force and associated costs, the Company paid one-time severance and related costs of $1.1 million.  Of these one-time severance and related costs, approximately $349,000 was paid through December 31, 2015, approximately $114,000 and approximately $635,000 was paid in the three and six months ended June 30, 2016, and approximately $78,000 was paid in the 2016 fiscal year subsequent to June 30, 2016. As of December 31, 2016, all one-time severance and related costs have been paid and no liability remains.

11. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. There are no material subsequent events to the three and six months ended June 30, 2017.

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

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing drugs to improve the survival and quality of life of cancer patients.  Our most advanced product candidates, duvelisib and defactinib (VS-6063), utilize a multi-faceted approach to treat cancers originating either in the blood or major organ systems.  We are currently evaluating these compounds in both preclinical and clinical studies as potential therapies for certain cancers, including leukemia, lymphoma, lung cancer, ovarian cancer, mesothelioma, and pancreatic cancer. We believe that these compounds may be beneficial as therapeutics either as single agents or when used in combination with immuno-oncology agents or other current and emerging standard of care treatments in aggressive cancers that are poorly served by currently available therapies.

Duvelisib targets the Phosphoinositide 3-kinase (PI3K) and defactinib targets the Focal Adhesion Kinase (FAK) signaling pathways. The PI3K signaling pathway plays a central role in cancer proliferation and survival. Duvelisib is an investigational oral therapy designed to attack both malignant B-cells and T-cells and disrupt the tumor microenvironment to help thwart their growth and proliferation for patients with lymphatic cancers through the dual inhibition of PI3K delta and gamma.  FAK is a non-receptor tyrosine kinase that is involved in cellular adhesion and, in cancer, metastatic capability.  Defactinib is a targeted inhibitor of FAK. Similar to duvelisib, defactinib is also orally available and designed to be a potential therapy for patients to take at home under the advice of their physician.

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

Defactinib is currently being evaluated in a Phase 1b study in combination with Merck & Co.’s PD-1 inhibitor pembrolizumab and gemcitabine in patients with advanced pancreatic cancer, a Phase 1/2 clinical collaboration with Pfizer Inc. (Pfizer) and Merck KGaA to evaluate defactinib in combination with avelumab, an anti-PD-L1 antibody, in patients with ovarian cancer, and a Phase 1/2 study in collaboration with Cancer Research UK and Merck & Co. for the combination of defactinib with pembrolizumab in patients with non-small cell lung cancer (NSCLC), mesothelioma or pancreatic cancer.

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

As of June 30, 2017, we had an accumulated deficit of $261.8 million. Our net loss was $13.4 million, $26.4 million, $8.6 million and $16.9 million for the three and six months ended June 30, 2017 and 2016, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016 related to accrued research and development expenses and stock-based compensation. There were no material changes to these critical accounting policies in the three and six months ended June 30, 2017. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 23, 2017.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2017 and 2016

Research and development expense.  Research and development expense for the three months ended June 30, 2017 (2017 Quarter) was $9.0 million compared to $4.5 million for the three months ended June 30, 2016 (2016 Quarter). The $4.5 million increase from the 2016 Quarter to the 2017 Quarter was primarily related to an increase of $3.6 million in contract research organization (CRO) expense for outsourced biology, development and clinical services, which includes our clinical trial costs, an increase of approximately $894,000 in consulting fees, and an increase in personnel related costs of approximately $244,000. These increases were offset by a decrease in stock-based compensation and other expenses of approximately $176,000.

We allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project.  The table below summarizes our allocation of research and development expenses to our clinical programs, including duvelisib and defactinib, for the 2017 Quarter and the 2016 Quarter. We use our employee and infrastructure resources across multiple research and development projects.  Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include approximate personnel related costs of $1.1 million and $869,000 for the 2017 Quarter and the 2016 Quarter, respectively.

	Three months ended June 30,
	2017	2016
	(in thousands)	(in thousands)
Duvelisib	$5,478	$—
Defactinib	911	859
Unallocated and other research and development expense	2,416	3,416
Unallocated stock-based compensation expense	237	217
Total research and development expense	$9,042	$4,492

General and administrative expense.  General and administrative expense for the 2017 Quarter was $4.4 million compared to $4.2 million for the 2016 Quarter. The increase of approximately $208,000 from the 2016 Quarter to the 2017 Quarter primarily resulted from an increase in consulting and professional fees of approximately $870,000, partially offset by decreases in stock-based compensation expense of approximately $534,000 and personnel costs of approximately $152,000.

Interest income.  Interest income remained flat from the 2016 Quarter to the 2017 Quarter primarily as a result of higher interest rates on investments in the 2017 Quarter, offset by a lower investment cost basis.

Interest expense.  Interest expense for the 2017 Quarter was approximately $109,000 related to our loan and security agreement executed with Hercules in March 2017.  We did not incur any interest expense in the 2016 Quarter.

Comparison of the six months ended June 30, 2017 and June 30, 2016

Research and development expense.  Research and development expense for the six months ended June 30, 2017 (2017 Period) was $17.4 million compared to $8.7 million for the six months ended June 30, 2016 (2016 Period). The $8.7 million increase from the 2016 Period to the 2017 Period was primarily related to an increase of $6.4 million in CRO expense for outsourced biology, development and clinical services, which includes our clinical trial costs, an increase of $1.4 million in consulting fees, and an increase in personnel related costs of $1.2 million. These increases were offset by a decrease in stock-based compensation and other expenses of approximately $263,000.

We allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project.  The table below summarizes our allocation of research and development expenses to our clinical programs, including duvelisib and defactinib, for the 2017 Period and the 2016 Period. We use our employee and infrastructure resources across multiple research and development projects.  Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include approximate personnel related costs of $2.7 million and $1.5 million for the 2017 Period and the 2016 Period, respectively.

	Six months ended June 30,
	2017	2016
	(in thousands)	(in thousands)
Duvelisib	$9,525	$—
Defactinib	1,519	2,357
Unallocated and other research and development expense	5,902	5,810
Unallocated stock-based compensation expense	481	504
Total research and development expense	$17,427	$8,671

General and administrative expense.  General and administrative expense for the 2017 Period was $9.2 million compared to $8.5 million for the 2016 Period. The increase of approximately $716,000 from the 2016 Period to the 2017 Period primarily resulted from an increase in consulting and professional fees of $1.8 million, partially offset by decreases in stock-based compensation expense of approximately $931,000 and personnel costs of approximately $117,000.

Interest income.  Interest income increased to approximately $295,000 for the 2017 Period from approximately $280,000 for the 2016 Period. This increase was primarily due to higher interest rates on investments, offset by a lower investment cost basis.

Interest expense.  Interest expense for the 2017 Period was approximately $121,000 related to our loan and security agreement executed with Hercules in March 2017.  We did not incur any interest expense in the 2016 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015, our loan and security agreement executed with Hercules in March 2017, and sales of common stock under our former at-the market equity offering program.

As of June 30, 2017, we had $57.9 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Government money market fund and corporate bonds and commercial paper of publicly traded companies.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2017 Period and the 2016 Period (in thousands):

	Six months ended June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(25,133)	$(17,513)
Investing activities	18,119	32,212
Financing activities	2,248	(5)
(Decrease) increase in cash and cash equivalents	$(4,766)	$14,694

Operating activities.  The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital, including payments of one-time severance and related costs of approximately $635,000 in the 2016 Period.

Investing activities.  The cash provided by investing activities for the 2017 Period reflects the net maturities of investments of $18.1 million. The cash provided in investing activities for the 2016 Period reflects the net maturities of investments of $32.2 million.

Financing activities.  The cash provided by financing activities for the 2017 Period represents $2.4 million in net proceeds received from a loan and security agreement executed with Hercules, offset by approximately $138,000 of deferred financing costs. The cash used in financing activities for the 2016 Period represents approximately $5,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $57.9 million and $80.9 million as of June 30, 2017 and December 31, 2016, respectively, consisting of cash, U.S. Government money market funds and corporate bonds and commercial paper of publicly traded companies.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We have contracts with CROs and contract manufacturers globally, which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2017, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

On March 21, 2017, we entered into a term loan facility of up to $25.0 million with Hercules Capital, Inc. (Term Loan).  An initial term loan was made on March 21, 2017 in an aggregate principal amount equal to $2.5 million. The Term Loan bears interest per annum equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  Changes in interest rates can cause interest charges to fluctuate under the Term Loan. As of June 30, 2017, principal payable under the Term Loan was $2.5 million.  A 10%

increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense paid for the three and six months ended June 30, 2017.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three and six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On August 8, 2017, Verastem, Inc. announced its financial results for the quarter ended June 30, 2017 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The information furnished in Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such a filing.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: August 8, 2017	By:	/s/ ROBERT FORRESTER

Robert Forrester
President and Chief Executive Officer
(Principal executive officer)

Date: August 8, 2017	By:	/s/ JULIE B. FEDER

Julie B. Feder
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

10.1	*	Amended and Restated Form of Indemnification Agreement between the Registrant and each director and officer.
31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on August 8, 2017.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.