Form 10-Q
period 2017-09-30
Verastem, Inc.
filed 2017-11-07
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR
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

As of November 6, 2017 there were 40,489,396 shares of Common Stock, $0.0001 par value per share, outstanding.

FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10 Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10 Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. Such statements relate to, among other things, the development of our product candidates, including duvelisib and defactinib, and our PI3K and FAK programs generally, the timeline for clinical development and regulatory approval of our product candidates, the expected timing for the reporting of data from on-going trials, the structure of our planned or pending clinical trials, additional planned studies, our rights to develop or commercialize our product candidates and our ability to finance contemplated development and commercialization activities and fund operations for a specified period. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Applicable risks and uncertainties include the risks that the full data from the DUO study will not be consistent with the top-line results of the study; that the preclinical testing of Verastem's product candidates and preliminary or interim data from clinical trials may not be predictive of the results or success of ongoing or later clinical trials; that data may not be available when expected, including for the Phase 3 DUO™ study; that even if data from clinical trials is positive, regulatory authorities may require additional studies for approval and the product may not prove to be safe and effective; that the degree of market acceptance of product candidates, if approved, may be lower than expected; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that our product candidates will cause unexpected safety events or result in an unmanageable safety profile as compared to their level of efficacy; that duvelisib will be ineffective at treating patients with lymphoid malignancies; that Verastem will be unable to successfully initiate or complete the clinical development of its product candidates; that the development of Verastem's product candidates will take longer or cost more than planned; that Verastem may not have sufficient cash to fund its contemplated operations; that Verastem or Infinity Pharmaceuticals, Inc. (Infinity) will fail to fully perform under the duvelisib license agreement; that Verastem may be unable to make additional draws under its debt facility or obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that Verastem will not pursue or submit regulatory filings for its product candidates, including for duvelisib in patients with CLL or iNHL; and that Verastem's product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified under the heading "Risk Factors" in Verastem's Annual Report on Form 10-K for the year ended December 31, 2016 and in any subsequent filings with the Securities and Exchange Commission (SEC).

As a result of these and other factors, we may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$51,270	$32,349
Short-term investments	8,994	48,548
Prepaid expenses and other current assets	940	398
Total current assets	61,204	81,295
Property and equipment, net	989	1,417
Restricted cash	162	162
Other assets	784	755
Total assets	$63,139	$83,629
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,363	$4,095
Accrued expenses	12,255	6,896
Total current liabilities	19,618	10,991
Non-current liabilities:
Long-term debt	2,335	—
Other non-current liabilities	201	341
Total liabilities	22,154	11,332
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 39,945 and 36,992 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	325,886	307,587
Accumulated other comprehensive income	2	29
Accumulated deficit	(284,907)	(235,323)
Total stockholders’ equity	40,985	72,297
Total liabilities and stockholders’ equity	$63,139	$83,629

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$17,743	$4,216	$35,170	$12,887
General and administrative	5,394	3,843	14,582	12,315
Total operating expenses	23,137	8,059	49,752	25,202
Loss from operations	(23,137)	(8,059)	(49,752)	(25,202)
Interest income	121	137	416	417
Interest expense	(110)	—	(231)	—
Net loss	$(23,126)	$(7,922)	$(49,567)	$(24,785)
Net loss per share—basic and diluted	$(0.61)	$(0.21)	$(1.33)	$(0.67)
Weighted-average number of common shares used in net loss per share—basic and diluted	37,630	36,992	37,207	36,986

Net loss	$(23,126)	$(7,922)	$(49,567)	$(24,785)
Unrealized (loss) gain on available-for-sale securities	7	(17)	(27)	17
Comprehensive loss	$(23,119)	$(7,939)	$(49,594)	$(24,768)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended
	September 30,
	2017	2016
Operating activities
Net loss	$(49,567)	$(24,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	428	518
Stock-based compensation expense	4,070	4,740
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	170	(142)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(571)	154
Accounts payable	3,268	(1,980)
Accrued expenses and other liabilities	5,219	(1,968)
Liability classified stock-based compensation awards	—	(69)
Net cash used in operating activities	(36,983)	(23,532)
Investing activities
Purchases of property and equipment	—	(39)
Purchases of investments	(6,461)	(60,221)
Maturities of investments	45,905	96,160
Decrease in restricted cash	—	41
Net cash provided by investing activities	39,444	35,941
Financing activities
Proceeds from long-term debt, net	2,386	—
Deferred debt financing costs	(138)	—
Proceeds from the exercise of stock options	91	—
Proceeds from the issuance of common stock, net	14,121	—
Cash used to settle restricted stock liability	—	(5)
Net cash provided by (used in) financing activities	16,460	(5)
Increase in cash and cash equivalents	18,921	12,404
Cash and cash equivalents at beginning of period	32,349	24,870
Cash and cash equivalents at end of period	$51,270	$37,274

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

As of September 30, 2017, the Company had cash, cash equivalents and investments of $60.3 million and accumulated deficit of $284.9 million.  The Company anticipates that it will continue to incur losses for the foreseeable future as it continues the research and development and clinical trials of, and seek marketing approval for, its lead product candidates.  Without additional funding, the Company believes that it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of these condensed consolidated financial statements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to continue to fund its operations through proceeds from sales of its common stock under its at-the-market offering program, public or private equity offerings, its loan and security agreement with Hercules Capital, Inc. (Hercules), public or private equity offerings, or other strategic transactions.  However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (SEC) on March 23, 2017.

Recently Issued Accounting Standards Updates

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting under Topic 718.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after a modification.  ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  The Company has not elected to early adopt this standard and does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  The Company has not elected to early adopt this standard and does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has not elected to early adopt this standard and does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance under FASB Accounting Standards Codification (ASC) Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases.   ASU 2016-02 requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. The guidance also eliminates the current real estate-specific provisions for all entities.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company has not elected to early adopt this standard and is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements and related disclosures.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2017
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$49,389	$49,389	$—	$—
Short-term investments	8,994	—	8,994	—
Total financial assets	$58,383	$49,389	$8,994	$—

	December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$30,540	$20,540	$10,000	$—
Short-term investments	48,548	—	48,548	—
Total financial assets	$79,088	$20,540	$58,548	$—

The Company’s cash equivalents and investments are comprised of U.S. Government money market funds and corporate bonds and commercial paper of publicly traded companies. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2017 and December 31, 2016.

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

4. Investments

Cash, cash equivalents and investments consist of the following (in thousands):

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$51,270	$—	$—	$51,270
Total cash and cash equivalents	$51,270	$—	$—	$51,270
Investments:
Corporate bonds and commercial paper (due within 1 year)	$8,992	$2	$—	$8,994
Total investments	$8,992	$2	$—	$8,994
Total cash, cash equivalents, and investments	$60,262	$2	$—	$60,264

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$22,349	$—	$—	$22,349
Overnight repurchase agreements	10,000	—	—	10,000
Total cash and cash equivalents	$32,349	$—	$—	$32,349
Investments:
Corporate bonds and commercial paper (due within 1 year)	$48,519	$53	$(24)	$48,548
Total investments	$48,519	$53	$(24)	$48,548
Total cash, cash equivalents, and investments	$80,868	$53	$(24)	$80,897

There were no realized gains or losses on investments for the three and nine months ended September 30, 2017 or 2016.  There were no investments that had been in an unrealized loss position for more than 12 months as of September 30, 2017 or December 31, 2016.  There were 2 debt securities in an unrealized loss position for less than 12 months at September 30, 2017 and there were 14 debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2016. The aggregate unrealized loss on these securities as of September 30, 2017 and December 31, 2016 was approximately $400 and $24,000, respectively, and the fair value was $2.5 million and $23.6 million, respectively. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2017.

5. Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2017	December 31, 2016
License fees (1)	$6,000	$—
Contract research organization costs	3,669	3,258
Compensation and related benefits	1,581	2,505
Professional fees	608	403
Deferred rent	186	175
Consulting fees	173	527
Other	38	28
	$12,255	$6,896

(1)	See Note 10. License Agreements for additional information

6. Long-term debt

On March 21, 2017 (Closing Date), Verastem, Inc. (Borrower) entered into a term loan facility of up to $25.0 million (Term Loan) with Hercules Capital, Inc., a Maryland corporation (Hercules), the proceeds of which have been and will be used for its ongoing research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated March 21, 2017 (Loan Agreement), which provides for up to four separate advances subject to certain conditions of funding.  The first tranche of $2.5 million was drawn on the Closing Date. On October 12, 2017, the Borrower drew an additional $7.5 million under the Loan Agreement, and used $6.0 million of the proceeds to make a milestone payment pursuant to the Company’s license agreement with Infinity Pharmaceuticals, Inc. (Infinity).  See “Note 10. License Agreements” for additional information related to the milestone payment.

The Term Loan will mature on December 1, 2020.  Each advance accrues interest at a floating per annum rate equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  As of September 30, 2017, the interest rate was 10.5%. The Term Loan provides for interest-only payments until November 1, 2018. The interest-only period may be extended to May 1, 2019 if the Borrower obtains minimum cash proceeds of $20.0 million from a sale of equity securities or subordinated debt and/or ongoing commercial partnerships. Thereafter, amortization payments will be payable monthly in twenty-six installments (or, if the period requiring interest-only payments has been extended to May 1, 2019, in twenty installments) of principal and interest (subject to recalculation upon a change in prime rates).

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

The future principal payments under the Loan Agreement are as follows as of September 30, 2017 (in thousands):

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Outstanding stock options	8,431,355	5,880,808	8,431,355	5,880,808
Outstanding warrants	—	142,857	—	142,857
	8,431,355	6,023,665	8,431,355	6,023,665

8. Stock‑based compensation

Stock options

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2017 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2016	5,848,470	$6.35	8.0	$62
Granted	2,864,930	$2.14
Exercised	(98,857)	$0.92
Forfeited/cancelled	(183,188)	$2.29
Outstanding at September 30, 2017	8,431,355	$5.08	8.0	$15,010
Vested at September 30, 2017	4,257,760	$7.46	7.0	$4,843
Vested and expected to vest at September 30, 2017(1)	8,431,355	$5.08	8.0	$15,010

(1)	This represents the number of vested options as of September 30, 2017, plus the number of unvested options expected to vest as of September 30, 2017.

The fair value of each stock option granted during the nine months ended September 30, 2017 and 2016 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Nine months ended September 30,
	2017	2016
Risk-free interest rate	1.98%	1.47%
Volatility	79%	75%
Dividend yield	—	—
Expected term (years)	5.9	5.9

In June 2016, the Company granted stock options to purchase a total of 500,000 shares of common stock to certain employees that vest only upon the achievement of specified performance conditions. In October 2016, the Company determined that 50% of performance conditions had been achieved and as a result 250,000 shares vested and the Company recognized stock-based compensation expense of approximately $222,000 for the year ended December 31, 2016.  In September 2017, the Company determined that the remaining performance conditions had been achieved and as a result the remaining 250,000 shares vested and the Company recognized stock-based compensation expense of approximately $379,000 during the three months ended September 30, 2017.  The increase in stock-based compensation expense recognized for the awards which vested during the three months ended September 30, 2017, as compared to the awards which vested during the year ended December 31, 2016, is a result of the revaluation of an award held by a non-employee to fair value on the vesting date.

Restricted stock units

The approximate total fair value of restricted stock units (RSUs) vested during the three and nine months ended September 30, 2016 was $0 and $65,000, respectively. As of September 30, 2016, all RSUs had vested and there was no remaining unrecognized stock-based compensation expense. There were no RSUs granted during or subsequent to the three and nine months ended September 30, 2016.

During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 697,060 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs were considered to be liability instruments. As a result of this modification, the Company recorded a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the statement of operations. During the three and nine months ended September 30, 2016, the Company made approximate deposits with the taxing authorities of $0 and $5,000 in respect of the tax liability for awards that settled during the period.  As of September 30, 2016, the Company had no remaining tax liability related to these awards.

9. Common Stock

On March 30, 2017, the Company terminated the at-the-market equity offering program established in December 2013 and established a new at-the-market equity offering program pursuant to which it was able to offer and sell up to $35.0 million of its common stock at then current market prices from time to time through Cantor Fitzgerald & Co. (Cantor), as sales agent. On August 28, 2017, the Company amended its sales agreement with Cantor to increase the maximum aggregate offering price of shares of common stock that can be sold under the at-the-market equity offering program to $75.0 million.  Through September 30, 2017, the Company sold 2,853,753 shares under this program for net proceeds of approximately $14.1 million (after deducting commissions and other offering expenses).

As of November 6, 2017, the Company has sold an additional 544,368 shares of common stock under the at-the-market equity offering program with net proceeds of $2.5 million (after deducting commissions and other offering expenses).

10. License agreements

Pursuant to the terms of the amended and restated license agreement with Infinity, the Company is required to make the following payments to Infinity in cash or, at our election, in whole or in part, in shares of our common stock: (i) $6.0 million upon determination that the results of the DUO study meet certain pre-specified criteria and (ii) $22.0 million upon the approval of a New Drug Application (NDA) in the United States or an application for marketing authorization with a regulatory authority outside of the United States for a product in an oncology indication containing duvelisib.

Upon achievement of the positive top-line results from the Phase 3 DUO study on September 6, 2017, the Company determined that the pre-specified criteria stipulated in the license agreement had been met.  Accordingly, the Company made a milestone payment of $6.0 million to Infinity in October 2017. The Company recorded the $6.0 million as research and development expense in the statement of operations for the period ended September 30, 2017.

11. Reduction in force

In October 2015, the Company announced a reduction of workforce by approximately 50% to 20 full time employees. All affected employees received severance pay and outplacement assistance. As a result of the reduction in force and associated costs, the Company paid one-time severance and related costs of $1.1 million.  Of these one-time severance and related costs, approximately $349,000 was paid through December 31, 2015 and approximately $78,000 and approximately $713,000 was paid in the three and nine months ended September 30, 2016. As of September 30, 2016, all one-time severance and related costs had been paid and no liability remained.

12. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. There are no material subsequent events to the three and nine months ended September 30, 2017 other than those disclosed in these notes to the condensed consolidated financial statements.

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

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing drugs to improve the survival and quality of life of cancer patients.  Our most advanced product candidates, duvelisib and defactinib, utilize a multi-faceted approach to treat cancers originating either in the blood or major organ systems.  We are currently evaluating these compounds in both preclinical and clinical studies as potential therapies for certain cancers, including leukemia, lymphoma, lung cancer, ovarian cancer, mesothelioma, and pancreatic cancer. We believe that these compounds may be beneficial as therapeutics either as single agents or when used in combination with immuno-oncology agents or other current and emerging standard of care treatments in aggressive cancers that are poorly served by currently available therapies.

Duvelisib targets the Phosphoinositide 3-kinase (PI3K) signaling pathway.  The PI3K signaling pathway plays a central role in cancer proliferation and survival. Duvelisib is an investigational oral therapy designed to attack both malignant B-cells and T-cells and disrupt the tumor microenvironment to help thwart their growth and proliferation for patients with lymphatic cancers through the dual inhibition of PI3K delta and gamma.  Duvelisib is being developed for the treatment of patients with hematological cancers including Chronic Lymphocytic Leukemia and Small Lymphocytic Lymphoma (CLL/SLL) and indolent Non-Hodgkin Lymphoma (iNHL), which includes Follicular Lymphoma (FL), Peripheral T-Cell Lymphoma (PTCL) and other subtypes of lymphoma.  Duvelisib has U.S. Food and Drug Administration (FDA) Fast Track Designation for patients with CLL or PTCL who have received at least one prior therapy and for patients with FL who have received at least two prior therapies.  In addition, duvelisib has orphan drug designation for patients with CLL, SLL and FL in the United States and European Union.

Duvelisib is currently being evaluated in late- and mid-stage clinical trials, including DUO™, a randomized, Phase 3 monotherapy study in patients with relapsed or refractory CLL/SLL, and DYNAMO™, a single-arm, Phase 2 monotherapy study in patients with refractory iNHL.  Both DUO and DYNAMO achieved their primary endpoints upon top-line analysis of efficacy data. We anticipate submitting a New Drug Application (NDA) to the FDA requesting the full approval of duvelisib for the treatment of patients with CLL/SLL and accelerated approval for the treatment of patients with FL in the first quarter of 2018.

Defactinib targets the Focal Adhesion Kinase (FAK) signaling pathway.  FAK is a non-receptor tyrosine kinase encoded by the PTK-2 gene that is involved in cellular adhesion and, in cancer, metastatic capability.  Defactinib is a targeted inhibitor of the FAK signaling pathway. Similar to duvelisib, defactinib is also orally available and designed to be a potential therapy for patients to take at home under the advice of their physician.    Defactinib has orphan drug designation in ovarian cancer in the United States and the European Union, and in mesothelioma in the United States, the European Union, and Australia.

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

  Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015, our loan and security agreement executed with Hercules Capital, Inc. (Hercules) in March 2017, and sales of common stock under our at-the market equity offering programs.

As of September 30, 2017, we had an accumulated deficit of $284.9 million. Our net loss was $23.1 million, $49.6 million, $7.9 million and $24.8 million for the three and nine months ended September 30, 2017 and 2016, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016 related to accrued research and development expenses and stock-based compensation. There were no material changes to these critical accounting policies in the three and nine months ended September 30, 2017. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 23, 2017.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2017 and 2016

Research and development expense.  Research and development expense for the three months ended September 30, 2017 (2017 Quarter) was $17.7 million compared to $4.2 million for the three months ended September 30, 2016 (2016 Quarter). The $13.5 million increase from the 2016 Quarter to the 2017 Quarter was primarily related to the achievement of a $6.0 million milestone pursuant to our license agreement with Infinity Pharmaceuticals, Inc. (Infinity), an increase of $4.8 million in contract research organization (CRO) expense for outsourced biology, development and clinical services, which includes our clinical trial costs, an increase of approximately $2.0 million in consulting fees, an increase in stock-based compensation of approximately $423,000 and an increase in personnel related costs of approximately $153,000.

We allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project.  The table below summarizes our allocation of research and development expenses to our clinical programs, including duvelisib and defactinib, for the 2017 Quarter and the 2016 Quarter. We use our employee and infrastructure resources across multiple research and development projects.  Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include approximate personnel related costs of $1.2 million and $1.1 million for the 2017 Quarter and the 2016 Quarter, respectively.

	Three months ended September 30,
	2017	2016
	(in thousands)	(in thousands)
Duvelisib	$13,600	$—
Defactinib	807	1,029
Unallocated and other research and development expense	2,676	2,950
Unallocated stock-based compensation expense	660	237
Total research and development expense	$17,743	$4,216

General and administrative expense.  General and administrative expense for the 2017 Quarter was $5.4 million compared to $3.8 million for the 2016 Quarter. The increase of $1.6 million from the 2016 Quarter to the 2017 Quarter primarily resulted from increases in consulting and professional fees of $1.3 million and personnel costs of approximately $330,000.

Interest income.  Interest income remained flat from the 2016 Quarter to the 2017 Quarter primarily as a result of higher interest rates on investments in the 2017 Quarter, offset by a lower investment cost basis.

Interest expense.  Interest expense for the 2017 Quarter was approximately $110,000 related to our loan and security agreement executed with Hercules in March 2017.  We did not incur any interest expense in the 2016 Quarter.

Comparison of the nine months ended September 30, 2017 and 2016

Research and development expense.  Research and development expense for the nine months ended September 30, 2017 (2017 Period) was $35.2 million compared to $12.9 million for the nine months ended September 30, 2016 (2016 Period). The $22.3 million increase from the 2016 Period to the 2017 Period was primarily related to an increase of $11.2 million in CRO expense for outsourced biology, development and clinical services, which includes our clinical trial costs, the achievement of a $6.0 million milestone pursuant to our license agreement with Infinity, an increase of $3.5 million in consulting fees, an increase in personnel related costs of $1.4 million, and a net increase of approximately $207,000 in stock-based compensation and other expenses.

We allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project.  The table below summarizes our allocation of research and development expenses to our clinical programs, including duvelisib and defactinib, for the 2017 Period and the 2016 Period. We use our employee and infrastructure resources across multiple research and development projects.  Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include approximate personnel related costs of $3.9 million and $2.6 million for the 2017 Period and the 2016 Period, respectively.

	Nine months ended September 30,
	2017	2016
	(in thousands)	(in thousands)
Duvelisib	$23,125	$—
Defactinib	2,326	3,387
Unallocated and other research and development expense	8,578	8,760
Unallocated stock-based compensation expense	1,141	740
Total research and development expense	$35,170	$12,887

General and administrative expense.  General and administrative expense for the 2017 Period was $14.6 million compared to $12.3 million for the 2016 Period. The increase of $2.3 million from the 2016 Period to the 2017 Period primarily resulted from increases in consulting and professional fees of $3.1 million and personnel costs of approximately $213,000, partially offset by a decrease in stock-based compensation expense of $1.0 million.

Interest income.  Interest income remained flat from the 2016 Period to the 2017 Period primarily as a result of higher interest rates on investments in the 2017 Period, offset by a lower investment cost basis.

Interest expense.  Interest expense for the 2017 Period was approximately $231,000 related to our loan and security agreement executed with Hercules in March 2017.  We did not incur any interest expense in the 2016 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, our initial public offering in February 2012, our follow-on offerings in July 2013 and January 2015, our loan and security agreement executed with Hercules in March 2017, and sales of common stock under our at-the market equity offering programs.

As of September 30, 2017, we had $60.3 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Government money market fund and corporate bonds and commercial paper of publicly traded companies.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2017 Period and the 2016 Period (in thousands):

	Nine months ended September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(36,983)	$(23,532)
Investing activities	39,444	35,941
Financing activities	16,460	(5)
Increase in cash and cash equivalents	$18,921	$12,404

Operating activities.  The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital, payments of one-time severance and related costs of approximately $713,000 in the 2016 Period.

Investing activities.  The cash provided by investing activities for the 2017 Period reflects the net maturities of investments of $39.4 million. The cash provided in investing activities for the 2016 Period reflects the net maturities of investments of $35.9 million.

Financing activities.  The cash provided by financing activities for the 2017 Period primarily represents $14.1 million in net proceeds received under our at-the-market equity program, $2.4 million in net proceeds received from a loan and security agreement executed with Hercules, and approximately $91,000 received from the exercise of stock options, offset by approximately $138,000 of deferred financing costs. The cash used in financing activities for the 2016 Period represents approximately $5,000 used to satisfy the tax withholding obligations on certain restricted stock units that were net settled by employees.

On March 21, 2017 (Closing Date), Verastem, Inc. (Borrower) entered into a term loan facility of up to $25.0 million (Term Loan) with Hercules, the proceeds of which have been and will be used for our ongoing research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated March 21, 2017, which provides for up to four separate advances subject to certain conditions of funding.  The first tranche of $2.5 million was drawn on the Closing Date.  On October 12, 2017, the Borrower drew an additional $7.5 million under the Loan Agreement, and used $6.0 million of the proceeds to make a milestone payment pursuant to our license agreement with Infinity.

The Term Loan will mature on December 1, 2020.  Each advance accrues interest at a floating per annum rate equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  The Term Loan provides for interest-only payments until November 1, 2018. The interest-only period may be extended to May 1, 2019 if the Borrower obtains minimum cash proceeds of $20.0 million from a sale of equity securities or subordinated debt and/or ongoing commercial partnerships. Thereafter, amortization payments will be payable monthly in twenty-six installments (or, if the period requiring interest-only payments has been extended to May 1, 2019, in twenty installments) of principal and interest (subject to recalculation upon a change in prime rates).

The Term Loan is secured by a lien on substantially all of the assets of the Borrower, other than intellectual property and contains customary covenants and representations.

On March 30, 2017, we terminated the at-the-market equity offering program established in December 2013 and established a new at-the-market equity offering program pursuant to which we were able to offer and sell up to $35.0 million of our common stock at then current market prices from time to time through Cantor Fitzgerald & Co. (Cantor), as sales agent. On August 28, 2017, we amended our sales agreement with Cantor to increase the maximum aggregate offering price of shares of common stock that can be sold under the at-the-market program to $75.0 million.  Through September 30, 2017, we sold 2,853,753 shares under this program for net proceeds of approximately $14.1 million (after deducting commissions and other offering expenses).

As of November 6, 2017, we sold an additional 544,368 shares of common stock under the at-the-market equity offering program with net proceeds of $2.5 million (after deducting commissions and other offering expenses).

Funding requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses and operating losses will increase substantially if and as we:

•	prepare our NDA filing for duvelisib and for the anticipated commercialization of duvelisib;
•	continue our ongoing clinical trials, including with our most advanced product candidates duvelisib and defactinib;
•	initiate additional clinical trials for our product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other products and technologies;
•	hire additional clinical, development and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

Without additional funding, we do not believe that we have sufficient funds to meet our obligations within the next twelve months from the date of issuance of these condensed consolidated financial statements.  These factors raise substantial doubt about our ability to continue as a going concern.   Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•	the scope, progress and results of our ongoing and potential future clinical trials;
•	the extent to which we acquire or in-license other products and technologies;
•	the costs, timing and outcome of regulatory review of our product candidates (including our efforts to seek approval and fund the preparation and filing of regulatory submissions);
•	the costs and timing of future commercialization activities for such product candidates, for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property related claims; and
•	our ability to establish collaborations on favorable terms, if at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $60.3 million and $80.9 million as of September 30, 2017 and December 31, 2016, respectively, consisting of cash, U.S. Government money market funds and corporate bonds and commercial paper of publicly traded companies.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We have contracts with CROs and contract manufacturers globally, which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2017, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

On March 21, 2017, we entered into a term loan facility of up to $25.0 million with Hercules Capital, Inc. (Term Loan).  An initial term loan was made on March 21, 2017 in an aggregate principal amount equal to $2.5 million and an additional $7.5 million on October 12, 2017. The Term Loan bears interest per annum equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  Changes in interest rates can cause interest charges to fluctuate under the Term Loan. As of September 30, 2017, principal payable under the Term Loan was $2.5 million.  A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense paid for the three and nine months ended September 30, 2017.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three and nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on March 23, 2017 and as supplemented or updated by the risk factors described below.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

The currently reported results of the DUO study are based on top-line data and may differ from the final, complete study results once all data are fully analyzed.

The reported results of our DUO study consist of only top-line data. Top-line data are based on a preliminary analysis of efficacy and safety data, and therefore these currently reported results are subject to change following a completion of the more extensive data analysis we expect to perform. Top-line data are based on important assumptions, estimations, calculations and information currently available to us, and we have not had an opportunity to evaluate all of the data from the DUO study. As a result, the top-line results may differ from the final results, or different conclusions or considerations may qualify such top-line results, once the complete data have been fully evaluated. If these top-line data differ from the results of the full data or subsequent data from patients during the remainder of the DUO study or subsequent treatment, our ability to obtain or maintain approval for, and commercialize, duvelisib may be harmed, which could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.

Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, or if we are unable to increase market acceptance of our products as compared to existing or competitive products, we may not generate significant product revenues and we may not become profitable. In addition, clinical studies of duvelisib showed side effects that may need to be managed to be profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;
•	the ability to offer our products for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the line of therapy our products are designated under physician treatment guidelines;
•	changes in the standard of care for the targeted indications for our products;
•	limitations or warnings, including distribution or use restrictions, contained in the approved labeling for any of our products;

•	the strength of marketing and distribution support;
•	sufficient third-party coverage or reimbursement;
•	the ability of the medical community to appropriately recognize and manage side effects;
•	safety concerns with similar products marketed by others; and
•	the prevalence and severity of any side effects as a result of treatment with our product candidates.

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

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trial we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our product candidates.

In addition, the design of a clinical trial may determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Although we view the top-line results from our Phase 3 DUO, Phase 2 DYNAMO and other studies as promising, the FDA or other regulatory authorities may require additional testing to substantiate our claims, which could delay or prevent marketing approval for duvelisib.

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
•

obtain approval with labeling that includes significant use or distribution restrictions including imposition of a Risk Evaluation and Mitigation Strategy (REMS), or safety warnings, including boxed warnings;

•	be subject to additional post marketing testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

The FDA and foreign regulatory authorities may determine that the results from our ongoing and future trials do not support regulatory approval and may require us to conduct an additional clinical trial or trials. If these agencies take such a position, the costs of development of our product candidates could increase materially and their potential market introduction could be delayed. The regulatory agencies could also require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider a New Drug Application (NDA). Our product development costs will also increase if we experience delays in clinical testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

In September 2017, we announced top-line results from our Phase 3 DUO study of duvelisib. We plan to use these clinical data together with the data from our Phase 2 DYNAMO study and other clinical studies of duvelisib to submit an NDA to the FDA during the first quarter of 2018.

Defactinib is in Phase 1 and Phase 2 clinical trials and the development program continues to progress. The toxicities reported thus far are consistent with other drugs in this class.

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

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining coverage and reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If coverage and reimbursement is not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Risks Related to Our Financial Position and Need for Additional Capital

We require additional financing to execute our operating plan and continue to operate as a going concern.

Our unaudited condensed consolidated financial statements for the quarter ended September 30, 2017 have been prepared assuming we will continue to operate as a going concern, but we believe that our continuing operating losses raise substantial doubt about our ability to continue as such. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our securities or assets, obtaining loans from financial institutions or entering into partnership arrangements. Our continued net operating losses increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to obtain sufficient capital from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities, including discontinuing development of duvelisib and defactinib, or we may not be able to continue as a going concern.

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. As of September 30, 2017, we had an accumulated deficit of $284.9 million. To date, we have not generated any revenues and have financed our operations through private placements of our preferred stock, public offerings of our common stock, and sales of our common stock pursuant to our at-the-market equity offering programs. In March 2017, Verastem, Inc. (Borrower) entered into a term loan facility with Hercules Capital, Inc. (Hercules), the proceeds of which will be used for our ongoing research and development programs and for general corporate purposes. We have devoted substantially all of our efforts to research and development.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	prepare our NDA filing for duvelisib and for the anticipated commercialization of duvelisib;
•	continue our ongoing clinical trials with our product candidates, including with our most advanced product candidates duvelisib and defactinib;
•	initiate additional clinical trials for our product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other products and technologies;
•	hire additional clinical, development and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of our product candidates. In addition, as we seek marketing approval for duvelisib on the basis of our clinical studies to date, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical development programs or commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the scope, progress and results of our ongoing and potential future clinical trials;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the costs, timing and outcome of regulatory review of our product candidates (including our efforts to seek approval and fund the preparation and filing of regulatory submissions);
•	the costs and timing of future commercialization activities for such product candidates, for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property related claims; and
•	our ability to establish collaborations or partnerships on favorable terms, if at all.

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

Risk Related to Our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.

In March 2017, the Borrower entered into a Loan and Security Agreement (the Loan Agreement), with Hercules. Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $25.0 million (the Term Loan). Concurrently with the closing of the Loan Agreement, the Borrower borrowed an initial tranche of $2.5 million. On October 12, 2017, the Borrower drew an additional $7.5 million under the Loan Agreement, and used $6.0 million of the proceeds to make a milestone payment pursuant to the Company’s license agreement with Infinity Pharmaceuticals, Inc.

All obligations under the Loan Agreement are secured by substantially all of the Borrower’s existing property and assets, excluding its intellectual property. This indebtedness may create additional financing risk for the Borrower, particularly if its business or prevailing financial market conditions are not conducive to paying off or refinancing its outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•

we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

•

our failure to comply with the restrictive covenants in the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce our security interest in the assets securing such indebtedness.

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

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On November 7, 2017, Verastem, Inc. announced its financial results for the quarter ended September 30, 2017 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

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

EXHIBIT INDEX

10.1	*	Employment agreement, dated October 9, 2017, by and between Verastem, Inc. and NgocDiep T. Le.
31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on November 7, 2017.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: November 7, 2017	By:	/s/ Robert Forrester

Robert Forrester
President and Chief Executive Officer
(Principal executive officer)

Date: November 7, 2017	By:	/s/ Julie B. Feder

Julie B. Feder
Chief Financial Officer
(Principal financial and accounting officer)