Form 10-K
period 2017-12-31
Verastem, Inc.
filed 2018-03-13
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was $79,779,254.

The number of shares outstanding of the registrant’s common stock as of March 7, 2018 was 50,800,908.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements relate to, among other things, the development of our product candidates, including duvelisib and defactinib, and our PI3K and FAK programs generally, the timeline for clinical development and regulatory approval of our product candidates, the expected timing for the reporting of data from on-going trials, the structure of our planned or pending clinical trials, additional planned studies, our rights to develop or commercialize our product candidates and our ability to finance contemplated development and commercialization activities and fund operations for a specified period. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks that the full data from the Phase 3 DUO™ study will not be consistent with the previously presented results of the study; that the preclinical testing of our product candidates and preliminary or interim data from clinical trials may not be predictive of the results or success of ongoing or later clinical trials; that data may not be available when expected, including for the Phase 3 DUO study; that even if data from clinical trials is positive, regulatory authorities may require additional studies for approval and the product may not prove to be safe and effective; that the degree of market acceptance of product candidates, if approved, may be lower than expected; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that our product candidates will cause unexpected safety events or result in an unmanageable safety profile as compared to their level of efficacy; that duvelisib will be ineffective at treating patients with lymphoid malignancies; that we will be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we or Infinity Pharmaceuticals, Inc. will fail to fully perform under the duvelisib license agreement; that we may be unable to make additional draws under our debt facility or obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, including for duvelisib in patients with CLL/SLL or iNHL; acceptance or approval of our New Drug Application for duvelisib will not occur on the expected timeframe or at all and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified under the heading "Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2017 and in any subsequent filings with the Securities and Exchange Commission (SEC).

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

PART I

Item 1.  Business

OVERVIEW

We are a biopharmaceutical company focused on developing and commercializing drugs to improve the survival and quality of life of cancer patients.  Our most advanced product candidates, duvelisib and defactinib, utilize a multi-faceted approach to treat cancers originating either in the blood or major organ systems.  We are currently evaluating these compounds in both preclinical and clinical studies as potential therapies for certain cancers, including leukemia, lymphoma, lung cancer, ovarian cancer, mesothelioma, and pancreatic cancer. We believe that these compounds may be beneficial as therapeutics either as single agents or when used in combination with immuno-oncology agents or other current and emerging standard of care treatments in aggressive cancers that are poorly served by currently available therapies.

Duvelisib targets the Phosphoinositide 3-kinase (PI3K) signaling pathway.  The PI3K signaling pathway plays a central role in cancer proliferation and survival. Duvelisib is an investigational oral therapy designed to attack both malignant B-cells and T-cells and disrupt the tumor microenvironment to help thwart their growth and proliferation through the dual inhibition of PI3K delta and gamma.  Duvelisib is being developed for the treatment of patients with hematologic cancers including chronic lymphocytic leukemia and small lymphocytic lymphoma (CLL/SLL) and indolent non-Hodgkin lymphoma (iNHL), which includes follicular lymphoma (FL), and other subtypes of lymphoma, including peripheral T-cell lymphoma (PTCL).  Duvelisib has U.S. Food and Drug Administration (FDA) Fast Track Designation for patients with CLL or PTCL who have received at least one prior therapy and for patients with FL who have received at least two prior therapies.  In addition, duvelisib has orphan drug designation for patients with CLL/SLL and FL in the United States and European Union.

Duvelisib was evaluated in late- and mid-stage clinical trials, including DUO™, a randomized, Phase 3 monotherapy study in patients with relapsed or refractory CLL/SLL, and DYNAMO™, a single-arm, Phase 2 monotherapy study in patients with double-refractory iNHL, including FL, SLL, and marginal zone lymphoma (MZL).  Both DUO and DYNAMO achieved their primary endpoints upon top-line analysis of efficacy data. We submitted a New Drug Application (NDA) to the FDA requesting the full approval of duvelisib for the treatment of patients with relapsed or refractory CLL/SLL and accelerated approval for the treatment of patients with relapsed or refractory FL in February 2018.

Defactinib is a targeted inhibitor of the Focal Adhesion Kinase (FAK) signaling pathway.  FAK is a non-receptor tyrosine kinase encoded by the PTK-2 gene that is involved in cellular adhesion and, in cancer, metastatic capability.  Similar to duvelisib, defactinib is also orally available and designed to be a potential therapy for patients to take at home under the advice of their physician.    Defactinib has orphan drug designation in ovarian cancer in the United States and the European Union, and in mesothelioma in the United States, the European Union, and Australia.

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

THE PROBLEM

Cancer is a group of diseases characterized by uncontrolled growth and spread of abnormal cells. The American Cancer Society estimates that in the United States in 2018, approximately 1.7 million new cases of cancer will be diagnosed and approximately 610,000 people will die from the disease. Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormonal therapy, immunotherapy, and targeted therapy. Despite years of intensive research and clinical use, current treatments often fail to cure cancer. Cancer remains one of the world’s most serious health problems and is the second most common cause of death in the United States after heart disease. The following table sets forth the U.S. annual incidence of certain cancers, based on 2017 estimates from the National Cancer Institute’s Surveillance, Epidemiology, and End Results Program (NCI; SEER).

Cancer type	U.S. annual
incidence
Lymphoma
Non-Hodgkin lymphoma	72,240
Chronic lymphocytic leukemia/small lymphocytic leukemia	20,110
Follicular lymphoma	14,448
Solid tumor
Lung and bronchus cancer	222,500
Pancreatic cancer	53,670
Ovarian cancer	22,440

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

OUR STRATEGY

Our product candidates seek to utilize a multi-faceted approach to treat cancer by directly targeting the cancer cells, enhancing anti-tumor immunity, and modulating the local tumor microenvironment. Our goal is to build a leading biopharmaceutical company focused on the development and commercialization of novel drugs that use a multi-faceted approach to improving outcomes for patients with cancer.

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

•

Expand the indications in which our product candidates may be used. In parallel to CLL/SLL, iNHL, PTCL, NSCLC, ovarian cancer, pancreatic cancer and mesothelioma trials that we are currently conducting, we plan to pursue additional disease indications to expand the potential of our product candidates.

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

•

Build and maintain scientific leadership in the areas of lymphoid malignancies, immuno-oncology, and the tumor microenvironment.  We plan to continue to conduct research in the hematological and immuno-oncology fields to further our understanding of the underlying biology of enhancing the body’s immune response to tumors as well as cancer progression and metastasis. We also plan to continue fostering relationships with top scientific advisors, researchers and physicians. We believe that exceptional advisors, employees and management are critical to leadership in the development of new therapies for the treatment of cancer.

OUR PRODUCT CANDIDATES

We are focused on the development and commercialization of small molecules for optimized efficacy and safety primarily as orally available drug candidates. We have several product candidates currently in clinical trials, including duvelisib and defactinib. We are running clinical trials in cancers where there are limited treatment options, including CLL/SLL, iNHL, T-cell lymphoma, lung cancer, ovarian cancer, pancreatic cancer, mesothelioma, and other advanced cancers.

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

Our goal is to develop targeted agents that both specifically kill cancer cells and disrupt the tumor microenvironment to enhance the efficacy of cancer treatment. Agents that can modulate the tumor microenvironment to increase cytotoxic T-cell access to the tumor cells and decrease immunosuppressive T-cells in tumors have been sought after to increase the proportion of responding cancer patients and the duration of response (DOR) to cancer treatment.

Chronic Lymphocytic Leukemia/Small Lymphocytic Leukemia, Non-Hodgkin Lymphoma

Hematologic malignancies are cancers of the blood or bone marrow such as CLL/SLL and non-Hodgkin lymphoma (NHL). In general, NHLs are a disease that occurs in patients over the age of 65.

The NCI estimates that there were 20,110 new cases of CLL/SLL in the U.S. in 2017 and that the five-year relative survival rate from 2007 to 2013 for patients with CLL/SLL was approximately 83%. As CLL/SLL is generally a slow-growing disease, the advent of new oral anti-cancer therapies since 2013 have been a significant advance as treatment options beyond chemotherapy or anti-B-lymphocyte antigen CD20 (CD20) immunotherapies, including ofatumumab. For example, the Bruton’s Tyrosine Kinase (BTK) and B-cell lymphoma 2 (BCL-2) inhibitors have demonstrable activity in the treatment of CLL/SLL. However, evidence coming from studies on real-world use of these agents is revealing that a significant number of patients either relapse following treatment, become refractory to current agents, or are unable to tolerate treatment due to unmanageable side effects resulting from treatment, representing a significant medical need.

   The five‑year relative survival rate from 2007 to 2013 for patients with NHL was approximately 71%.  The type and stage of the lymphoma can often provide useful information about a person’s prognosis, but for some types of lymphomas the stage is less informative on its own. In these cases, other factors can give doctors a better idea about a person’s prognosis.  These factors are included in the International Prognostic Index and other metrics which take into account the patient’s age, stage of disease, presence of metastases, performance status and blood levels of lactate dehydrogenase.

The potential of additional oral agents, particularly as a monotherapy that can be used in the general community physician’s armamentarium, may hold significant value in the treatment of patients with CLL/SLL.

Follicular Lymphoma

FL comprises 20% of all NHL and as many as 70% of the indolent lymphomas reported in American and European clinical trials. Common symptoms of FL include enlargement of the lymph nodes in the neck, underarms, abdomen, or groin, as well as fatigue, shortness of breath, night sweats, and weight loss. Often, patients with FL have no obvious symptoms of the disease at diagnosis. Most patients with FL are age 50 years and older and present with widespread disease at diagnosis. Nodal involvement is most common and is often accompanied by splenic and bone marrow disease. Rearrangement of the BCL-2 gene is present in more than 90% of patients with FL; overexpression of the BCL-2 protein is associated with the inability to eradicate the lymphoma by inhibiting apoptosis.

Despite the advanced stage, the median survival ranges from 8 to 15 years, leading to the designation of being indolent. Patients with advanced-stage FL are not cured with current therapeutic options. The rate of relapse is fairly consistent over time, even in patients who have achieved complete responses to treatment.

There are various treatment options for FL based on the severity of associated symptoms and the rate of cancer growth. If patients show no or very few symptoms, physicians may recommend not to treat the disease right away, an approach referred to as "active surveillance" (also known as "watchful waiting"). Active treatment is started if the patient begins to develop lymphoma-related symptoms or there are signs that the disease is progressing based on testing during follow-up visits.

FL is generally responsive to radiation and chemotherapy. Radiation alone can provide a long-lasting remission in some patients with limited disease. In more advanced stages, physicians may use one or more chemotherapy drugs or the monoclonal antibody rituximab (Rituxan), alone or in combination with other agents.

There have been only incremental advances in treatment options for FL beyond chemotherapy or immunotherapies like the antibodies against CD20, such as rituximab and obinutuzumab, and the overall clinical outlook for patients still remains poor. The potential of additional oral agents, particularly as a monotherapy that can be used in the general community physician’s armamentarium, may hold significant value in the treatment of patients with FL.

Peripheral T-Cell Lymphoma

PTCL consists of a group of rare and usually aggressive (fast-growing) NHLs that develop from mature T-cells. Most T-cell lymphomas are PTCLs, which collectively account for about 10% to 15% of all NHL cases in the United States.

PTCLs are sub-classified into various subtypes, each of which are typically considered to be separate diseases based on their distinct clinical differences. Most of these subtypes are very rare; the three most common subtypes of PTCL, peripheral T-cell lymphoma not otherwise specified (PTCL-NOS), anaplastic large-cell lymphoma (ALCL), and angioimmunoblastic T-cell lymphoma (AITL), account for approximately 70% of all PTCLs in the United States.

For most subtypes of PTCL, the frontline treatment regimen is typically a combination chemotherapy, such as CHOP (cyclophosphamide, doxorubicin, vincristine, prednisone), EPOCH (etoposide, vincristine, doxorubicin, cyclophosphamide, prednisone), or other multi-drug regimens. Because most patients with PTCL will relapse, some oncologists recommend giving high-dose chemotherapy followed by an autologous stem cell transplant (in which patients receive their own stem cells) to some patients who had a good response to their initial chemotherapy. While promising, there is no firm clinical data to support that undergoing a transplant in this setting is better than not undergoing a transplant.

The potential of additional oral agents, particularly as a monotherapy that can be used in the general community physician’s armamentarium, may hold significant value in the treatment of patients with PTCL.

Ovarian Cancer

Ovarian cancer forms in tissues of the ovary, one of a pair of female reproductive glands in which the ova, or eggs, are formed. Most ovarian cancers are either ovarian epithelial carcinoma, cancer that begins in the cells on the surface of the ovary, or malignant germ cell tumors that begin in egg cells. According to the NCI, epithelial carcinoma of the ovary is one of the most common gynecologic malignancies and the fifth most frequent cause of cancer death in women, with 50% of all cases occurring in women older than 65 years. The American Cancer Society estimates that in 2018 there will be approximately 22,200 new cases of ovarian cancer diagnosed and approximately 14,100 ovarian cancer related deaths.

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

Pancreatic Cancer

Pancreatic cancer is the tenth most common cancer diagnosed in the United States and the disease represents the third leading cause of cancer-related death in the country.

Pancreatic cancer often has a poor prognosis, even when diagnosed early. Pancreatic cancer typically spreads rapidly and is seldom detected in its early stages, which is a major reason why it is a leading cause of cancer death. Signs and symptoms may not appear until pancreatic cancer is so advanced that complete surgical removal is not possible. An estimated 54,000 Americans were diagnosed with pancreatic cancer in 2017 and over 43,000 were estimated to have died from the disease. Pancreatic cancer is one of the few cancers where survival has not improved significantly during the past 40 years. Pancreatic cancer has a very high mortality rate with approximately 92% of patients dying within five years of their initial diagnosis based on the five-year relative survival rate from 2007 to 2013. The median age for diagnosis is 70 with the disease affecting males slightly more than females.

Treatment options for pancreatic cancer are limited with surgical resection of the tumor possible in less than 20% of patients. Chemotherapy or chemotherapy plus radiation is offered to patients whose tumors are unable to be removed surgically. Immuno-oncology agents have not demonstrated a significant improvement in treatment outcome for patients with pancreatic cancer. The limited impact of chemotherapies and immunotherapies to improve the outcome may be due to the dense stroma that is prevalent in pancreatic tumors and the tumor microenvironment.

Non-Small Cell Lung Cancer

According to the NCI, the most common types of NSCLC are squamous cell carcinoma, large cell carcinoma, and adenocarcinoma. Although NSCLCs are associated with cigarette smoke, adenocarcinomas may be found in patients who have never smoked. As a class, NSCLCs are relatively insensitive to chemotherapy and radiation therapy compared with small cell lung cancer (SCLC). The NCI estimates that in 2017 there were 222,500 new cases of lung cancer (both NSCLC and SCLC) in the United States and more than 150,000 deaths. Lung cancer is the leading cause of cancer‑related mortality in the United States. The five‑year relative survival rate from 2007 to 2013 for patients with lung cancer was approximately 18%.

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

PI3K Inhibition Program

PI3K refers to a family of enzymes involved in multiple cellular functions, including cell proliferation and survival, cell differentiation, cell migration, and immunity. PI3K-delta and PI3K-gamma are two proteins with distinct and mostly non-overlapping roles believed to support the growth and survival of malignant B-cells and T-cells. Specifically, preclinical data suggest that PI3K-delta signaling can lead to the proliferation of malignant B-cells, and that both PI3K-gamma and PI3K-delta play an important role in the formation and maintenance of the supportive tumor microenvironment.

Duvelisib

Our lead product candidate, duvelisib, is an oral, dual inhibitor of PI3K-delta and PI3K-gamma. Duvelisib is an investigational compound in clinical trials for hematologic malignancies, and its safety and efficacy have not yet been evaluated by the FDA or any other health authority for marketing authorization.

The clinical investigation program for duvelisib is supported by data from a Phase 1, open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of duvelisib in patients with advanced hematologic malignancies. The maximum tolerated dose of duvelisib was defined at 75 mg twice daily (BID) and the trial has been completed. A 25 mg BID dosing regimen was determined for further development based on efficacy, safety, pharmacokinetics and pharmacodynamics.  Data from this study, presented in December 2014 at the Annual Meeting of the American Society for Hematology (ASH 2014), showed that duvelisib is clinically active in CLL/SLL, iNHL, and T-cell lymphoma, as well as other hematologic malignancies.

Chronic Lymphocytic Leukemia/Small Lymphocytic Leukemia, Non-Hodgkin Lymphoma

The FDA and European Medicines Agency (EMA) have granted orphan drug designation to duvelisib for the potential treatment of CLL/SLL, and the FDA has granted fast track designation to the investigation of duvelisib for the treatment of patients with CLL/SLL who have received at least one prior therapy. Duvelisib was evaluated for the treatment of CLL/SLL in the DUO™ study. The DUO study is a Phase 3, monotherapy, open-label, two- arm, randomized, superiority trial designed to evaluate the efficacy and safety of duvelisib at 25mg BID compared to ofatumumab, a monoclonal antibody treatment, administered to patients who have been diagnosed with CLL/SLL whose disease is relapsed or refractory. Patients in DUO that continue to derive benefit remain on treatment.  DUO enrollment criteria included patients with CLL/SLL, whose disease had progressed during or relapsed after at least one previous CLL/SLL therapy.  The primary endpoint of the study was Progression-Free Survival (PFS).

The investigation of duvelisib in DUO is supported by preliminary data from a Phase 1 study that demonstrated that duvelisib administered at 25 mg BID was clinically active in patients with relapsed or refractory CLL, with a 57% overall response rate (ORR) (17 of 30 evaluable patients), including one complete response, as per investigator assessment. At the time of the presentation of the study at ASH 2014, the median PFS in the 31 patients who received the 25 mg BID dose had not yet been reached with 66% of patients progression free at twelve months and 59% of patients progression free at 24 months.

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

The results from the DUO study were presented at the 2017 Annual Meeting of the American Society for Hematology conference (ASH 2017). The DUO study met its primary endpoint with oral duvelisib monotherapy achieving a statistically significant improvement in PFS compared to ofatumumab in patients with relapsed or refractory CLL/SLL per a blinded Independent Review Committee (IRC) using modified international workshop on CLL (iwCLL) or revised International Working Group (IWG) Response Criteria (median PFS=13.3 months versus 9.9 months, respectively; HR=0.52, p<0.0001), representing a 48% reduction in the risk of progression or death.

Median PFS per IRC

DUV	OFA
Median PFS (Months)	13.3	9.9
95% CI	12.1, 16.8	9.2, 11.3
Hazard ratio	0.52	
p-value	< 0.0001	

Probability of Progression-Free Survival
100
90
80
70
60
50
40
30
20
10
0
Number at Risk
160 149 108 95 78 58 33 29 13 10 3 2 0
159 126 95 77 43 15 7 6 3 2 1 1 0
0 3 6 9 12 15 18 21 24 27 30 33 36
Time (months)
Treatment
Duvelisib 25 mg BID (N= 160)
Ofatumumab (N= 159)

*Flinn et al., ASH 2017

Similar efficacy of duvelisib was observed regardless of whether patients had 17p deletion (del[17p]). The primary outcome of median PFS via IRC review in the del[17p] subpopulation significantly favored duvelisib over ofatumumab (median PFS=12.7 months versus 9.0 months, respectively; HR=0.41, p=0.0011), representing a 59% reduction in the risk of progression or death. Per investigator assessment, duvelisib demonstrated a median PFS of 17.6 months, compared to 9.7 months for ofatumumab (HR=0.40, p<0.0001). Duvelisib maintained a PFS advantage in all patient subgroups analyzed as a subset of pre-specified sensitivity analyses.

Median PFS per IRC for del[17p] Subpopulation

DUV
OFA
Median PFS (Months)
12.7
9.0
95% CI
8.9, 17.8
5.5, 10.8
Hazard ratio
0.41
p-value
0.0011
Probability of Progression-Free Survival
100
90
80
70
60
50
40
30
20
10
0
Number at Risk
33 31 20 16 12 9 5 5 2 1 1 1 0
44 32 21 16 9 2 1 0
0 3 6 9 12 15 18 21 24 27 30 33 36
Time (months)
Treatment
Duvelisib 25 mg BID (N= 160)
Ofatumumab (N= 159)

*Flinn et al., ASH 2017

Median PFS per Investigator Assessment

DUV
OFA
Median PFS (Months) 17.6 9.7
95% CI 15, 22 9, 11
Hazard ratio 0.40
p-value < 0.0001
Probability of Progression-Free Survival
100
90
80
70
60
50
40
30
20
10
0
Number at Risk
160 150 117 106 86 71 40 36 12 7 4 3 0
159 133 101 86 54 24 12 10 5 4 1 1 0
0 3 6 9 12 15 18 21 24 27 30 33 36
Time (months)
Treatment
Duvelisib 25 mg BID (N= 160)
Ofatumumab (N= 159)

*Flinn et al., ASH 2017

Median PFS by Subgroup

DUV n
OFA n
Favors Duvelisib
Favors Ofatumumab
HR
LCL
UCL
Overall 160 159 0.52 0.39 0.70
17p deletion 33 44 0.41 0.23 0.74
No 17p deletion 111 102 0.55 0.39 0.79
17p del and/or *TP53* mutation 48 52 0.40 0.24 0.67
No 17p del and/or *TP53* mutation 83 84 0.63 0.42 0.93
Refractory/Early Relapse 25 36 0.51 0.27 0.96
No Refractory/Early Relapse 135 123 0.53 0.38 0.73
Gr. 4 Cytopenia at Baseline 8 10 0.14 0.03 0.71
No Gr. 4 Cytopenia at Baseline 152 149 0.54 0.41 0.73
Male 96 95 0.61 0.42 0.87
Female 64 64 0.44 0.28 0.70
Age < 65 years 48 58 0.47 0.29 0.77
Age ≥ 65 years 112 105 0.56 0.40 0.80
Prior Anticancer Therapy < 12 Months 52 63 0.40 0.24 0.66
Prior Anticancer ≥ 12 Months 107 96 0.59 0.42 0.84
0.0
0.5
1.0
1.5
2.0
2.5
Hazard Ratio (95% CI)

*Flinn et al., ASH 2017

The secondary efficacy outcome of ORR via IRC assessment according to modified iwCLL/IWG criteria, significantly favored duvelisib over ofatumumab, 74% versus 45%, respectively (p<0.0001), and reduced lymph node burden by more than 50% in most patients compared to ofatumumab, 85% versus 16%, respectively. In the del[17p] subpopulation of patients, ORR was also significantly higher for duvelisib compared to ofatumumab, 70% versus 43%, respectively (p=0.0182).

Significantly Higher ORR with Duvelisib per IRC
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
73.80%
45.30%
85%
15.70%
DUV ORA
CR 0.6% 0.6%
PRwL 0.6% 0
PR 72.5% 44.7%
p-value <0.0001
Lymph node response: >50% decrease in the SPD of target lymph nodes from baseline
Overall Response Rate
Lymph Node Response Rate
Duvelisib
Ofatumumab

ORR in patients with 17p deletion: duvelisib 70% vs OFA 43% (p=0.0182)

*Flinn et al., ASH 2017

Patients who progressed in the DUO study were given the option to enroll in a crossover study to receive the opposite treatment. In the optional crossover study, 89 patients who were previously treated with ofatumumab in DUO and experienced confirmed disease progression were subsequently treated with duvelisib as a monotherapy. As in the parent DUO study, duvelisib demonstrated robust clinical activity in this crossover study with an ORR of 73%, a median DOR of 12.7 months and a median PFS of 15 months by investigator assessments.

In the DUO study, the overall survival in the intent to treat (ITT) population was similar for those randomized to duvelisib and to ofatumumab during the study (HR=0.99, p=0.4807), as expected there was no detrimental effect on overall survival.  Though the FDA has noted that overall survival is the most reliable and therefore the preferred endpoint for approval of drugs for oncology indications in general, the FDA has publicly stated that it understands the challenges of showing an overall survival improvement in CLL/SLL, given the long natural history of the disease and availability of multiple therapies. Therefore, while they may request drug companies to collect overall survival data to ensure there is no detrimental effect on overall survival and to observe any potential improvement, an improvement in overall survival is not necessary for approval in CLL. Rather, improvements in PFS together with a favorable benefit-risk profile may be acceptable to receive FDA approval.

Following prolonged exposure, duvelisib, as a monotherapy, demonstrated a manageable safety profile, with results from this study consistent with the well-characterized safety profile of duvelisib monotherapy in patients with advanced hematologic malignancies in previous studies. For duvelisib-treated patients, the median time on treatment was 50.3 weeks (range, 0.9 - 160.0) compared to 23.1 weeks (range, 0.1 - 26.1) for ofatumumab. The most common Grade ≥3 treatment-emergent hematologic adverse events (occurring in more than 10% of patients) were neutropenia (30%) and anemia (13%). The most common Grade ≥3 non-hematologic treatment-emergent adverse events (occurring in more than 10% of patients) were diarrhea (15%), pneumonia (14%) and colitis (12%). The rate of severe opportunistic infections was 6%, including two patients (1%) with Pneumocystis jirovecii pneumonia (PJP), neither of whom was on prophylaxis for PJP at the time of the event. Adverse events led to discontinuation of treatment in 35% of patients. Approximately 40% of patients treated with duvelisib remained on treatment for over 18 months, with a median total follow-up of nearly two years.

Adverse events of special interest infrequently led to discontinuation of duvelisib treatment (e.g., diarrhea (5%), colitis (5%), pneumonitis (2%), neutropenia (1%), pneumonia (1%), transaminase elevations (1%), and rash (1%). Duvelisib treatment-related adverse events leading to death (n=4) include general physical health deterioration (n=1), pneumonia staphylococcal (n=2) and sepsis (n=1)).

Rash
Pneumonitis
Transaminitis
Colitis
Pneumonia
Diarrhea
Neutropenia
All ≥ Grade 3 AEs
AEs leading to discontinuation (any Grade)
0
20
40
60
80
100
Percent of Patients

*Flinn et al., ASH 2017

Indolent Non-Hodgkin Lymphoma

The FDA and EMA have granted orphan drug designation to duvelisib for the potential treatment of FL, and the FDA has granted Fast Track Designation to the investigation of duvelisib for the treatment of patients with FL who have received at least two prior therapies. The DYNAMO study is a Phase 2, open-label, single-arm monotherapy study evaluating the safety and efficacy of duvelisib dosed at 25 mg BID in 129 patients with iNHL. Patients in DYNAMO that continue to derive a benefit remain on treatment.  DYNAMO enrollment criteria included patients with FL, the most common subtype of iNHL, MZL and SLL, whose disease is double-refractory to rituximab, an anti-CD20 monoclonal antibody, and to either chemotherapy or radioimmunotherapy and who must have progressed within six months of receiving their final dose of a previous therapy. The primary endpoint of the study was an ORR as assessed by IRC and according to the revised IWG Criteria, which includes a change in target nodal lesions in combination with other measurements to determine response to treatment.

The results from the DYNAMO study were presented at the 2016 Annual Meeting of the American Society for Hematology conference (ASH 2016). DYNAMO achieved the primary endpoint in a heavily pre-treated, double-refractory patient population with an ORR of 46% (p=0.0001) in the ITT population, as assessed by an IRC with a median DOR of 10 months. The breakdown of ORR in the three subtypes of iNHL for the overall study population was 41% in FL (n=83), 68% in SLL (n=28) and 33% in MZL (n=18). 83% of patients had a reduction of target nodal lesions in lymph nodes.

*Adapted from Flinn et al., ASH 2016

*Flinn et al., ASH 2016

Duvelisib demonstrated a consistent and manageable safety profile with appropriate risk mitigation. The majority of adverse events were Grade 1 or 2 in severity, reversible and/or clinically manageable. The most common (greater than 5%) Grade 3 adverse effects were an increase in diarrhea (14%), anemia (10%), and neutropenia (9%). Grade 3 or 4 adverse effects of special interest included neutropenia (28%), infection (18%), diarrhea (15%), thrombocytopenia (13%), anemia (12%), pneumonia (9%), hepatotoxicity (8%), rash (7%), colitis (5%), and pneumonitis (2%). Serious opportunistic infections were less than 5% with none being fatal. Four treatment-related adverse events had the outcome of death (one septic shock; one viral infection; one drug reaction/eosinophilia/systemic symptoms; and one toxic epidermal necrolysis/sepsis syndrome).

T-cell Lymphoma, Aggressive NHL and Other Lymphomas

In the Phase 1 study, the ORR in patients with PTCL (n=16) was 50%, including three complete responses (CRs) and five partial responses (PRs).  Responses were seen across the spectrum of PTCL subtypes, including CRs and PRs in patients with enteropathy-associated T-cell lymphoma (EATL), AITL, subcutaneous panniculitis-like T-cell lymphoma (SPTCL), and anaplastic large-cell lymphoma (ALCL), among others.  DOR in the PTCL population ranged from 1.8 to 17.3 months with median PFS of 8.3 months and median overall survival of 8.4 months.  In cutaneous T-cell lymphoma (CTCL) (n=19), the ORR was 32%, with six PRs.  DOR ranged from 0.7 to 10.1 months and median PFS was 4.5 months.  Median overall survival was not reached; however, the estimated probability of survival was determined to be of 90% at 6 months, 79% at 12 and 18 months, and 73% at 24 months.  Duvelisib monotherapy demonstrated a manageable safety profile, with results from this study consistent with the well-characterized safety profile of duvelisib monotherapy in patients with hematologic malignancies in other studies.  These clinical results were supported by preclinical findings showing that duvelisib exhibited cell-killing activity in vivo and promoted beneficial changes within the tumor microenvironment.

During 2017, the FDA granted Fast Track designation for the treatment of patients with PTCL, who have received at least one prior therapy. During the first quarter of 2018, we initiated an open-label, multicenter, Phase 2 clinical trial evaluating the efficacy and safety of duvelisib in patients with relapsed or refractory PTCL.  We expect the study to be conducted in both the United States, the European Union, and Japan.

FAK Inhibition Program

Our product candidates that inhibit FAK utilize a multi-faceted approach to treat cancer by enhancing anti-tumor immunity and modulating the local tumor microenvironment. Our lead FAK inhibitor is known as defactinib. The effects of FAK inhibition on the tumor microenvironment make defactinib a good candidate for combination therapy with immuno-oncology agents and other anti-cancer compounds. FAK expression is greater in many tumor types compared to normal tissue, particularly in cancers that have a high invasive and metastatic capability. The contact between cancer cells and connective tissue stimulates FAK signaling.

In September 2015, researchers from the University of Edinburgh published a study in the journal Cell that highlights the potential of FAK inhibition to enable the body’s immune system to fight cancer. The paper discussed results from preclinical research showing that FAK enables cancer cells to evade attack by the immune system. This research showed that genetic knock down of FAK or oral dosing of mice with a FAK inhibitor decreases immunosuppressive cells called T-regulatory cells (Figure 1a) and increases cytotoxic T-cells (Figure 1b) in skin cancer tumors leading to a reduction in tumor burden (Figure 1c). This work has since been expanded into pancreatic cancer and colorectal cancer models in which FAK inhibition similarly extends survival of tumor-bearing mice through increasing cytotoxic T-cells in the tumor and decreasing T regulatory cells as published in Nature Medicine in August, 2016.  Additionally, FAK inhibition was found to decrease other key immunosuppressive cell populations in tumors, known as myeloid-derived suppressor cells and M2 tumor-associated macrophages. Coincident with this immuno-modulation, FAK inhibition was shown to substantially increase survival of mice when combined with an anti-PD-1 immune checkpoint antibody.  These results have indicated the potential promise of FAK inhibitors in combination with immune checkpoint inhibitors in the clinic.

FIGURE 1

*Adapted from: Serrels et al. Nuclear FAK controls chemokine transcription, Tregs, and evasion of anti-tumor immunity. Cell. 2015.

In the 2016 Nature Medicine paper, preclinical data were presented (Jiang, et al) demonstrating that FAK inhibition reduces stromal density and increases T-cell entry into tumors.  In this study, it was discovered that treating mice bearing pancreatic cancer tumors with a FAK inhibitor reduces stromal density.  This was measured as a decrease in the number (Figure 2a) and proliferation (Figure 2b) of tumor-associated fibroblasts, together with a decrease in collagen and other extracellular matrix proteins (Figure 2c) in the tumors.  The paper’s authors went on to show that this reduction in stromal density by FAK inhibition augments the effectiveness of the chemotherapeutic agent gemcitabine, and also allowed cytotoxic T-cells to enter the tumors (Figure 2d) to induce more durable survival of transgenic mice bearing pancreatic tumors (Figure 3). We believe these data provide strong rationale for the clinical evaluation of FAK inhibitors, including defactinib, in combination with a PD-1 or PD-L1 antibody in patients with pancreatic and other cancers. Based on this research, we have initiated clinical trials to assess the combination of defactinib with either avelumab (anti-PD-L1) or pembrolizumab (anti-PD-1) for the treatment of patients with ovarian cancer, pancreatic cancer, mesothelioma, or NSCLC.

FIGURE 2

*Adapted from: Jiang et al. Targeting focal adhesion kinase renders pancreatic cancers responsive to checkpoint immunotherapy. Nature Medicine. 2016.

FIGURE 3

Vehicle: Placebo control; Immuno: Gem +/- anti-PD-1 +/- anti-CTLA-4

*Adapted from: Jiang et al. Targeting focal adhesion kinase renders pancreatic cancers responsive to checkpoint immunotherapy. Nature Medicine. 2016.

Defactinib

Defactinib is an orally‑available small molecule kinase inhibitor designed to inhibit FAK signaling. We are currently evaluating defactinib as a potential therapy for ovarian cancer, pancreatic cancer, mesothelioma, NSCLC, and other solid tumors. Defactinib has orphan drug designation in ovarian cancer in the United States and the European Union and in mesothelioma in the United States, the European Union, and Australia.

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

Phase 1/2 study with Cancer Research United Kingdom (CRUK) in combination with pembrolizumab. In September 2016, we announced a new clinical collaboration with CRUK and Merck & Co. to evaluate defactinib in combination with pembrolizumab, a PD-1 inhibitor, in patients with NSCLC, mesothelioma, or pancreatic cancer.

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

OUR MANAGEMENT TEAM AND SCIENTIFIC CO‑FOUNDERS AND ADVISORS

Our experienced management team includes our President and Chief Executive Officer, Robert Forrester, Chief Strategy Officer, Steven Bloom, Chief Financial Officer, Julie Feder, Chief Medical Officer, Diep Le, M.D., Ph.D., Chief Commercial Officer, Joseph Lobacki, and Chief Operating Officer, Daniel Paterson.

Mr. Forrester has been the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of both private and public life science companies, including Forma Therapeutics, Inc., CombinatoRx, Inc. and Coley Pharmaceutical Group, Inc., which was acquired by Pfizer Inc. in 2007.

Mr. Bloom joined Verastem in March 2014 and recently took on the role of Chief Strategy Officer, focusing on Corporate and Business Development, Medical Affairs, Patient Advocacy and Corporate Communications. Prior to joining the company, Mr. Bloom was Senior Vice President at Ziopharm Oncology where for 6 years he led business development and the commercial planning initiatives for a late stage oncology asset. Before joining Ziopharm, Mr. Bloom was Vice President for the health informatics company Pharmetrics and spent the first 19 years of his career at Eli Lilly and Company in leadership roles in marketing, sales and corporate affairs.

Ms. Feder joined Verastem in July 2017 as our Chief Financial Officer.  Ms. Feder served as the Chief Financial Officer for the Clinton Health Access Initiative, Inc. (CHAI) for the previous six years. Prior to joining CHAI, Ms. Feder spent three years at Genzyme Corporation, first as Vice President of Internal Audit and also as Finance Integration Leader. In these roles, she managed the day-to-day operations of Genzyme’s global internal audit function, while leading the Genzyme Global Finance integration into Sanofi’s organization following Sanofi’s acquisition of Genzyme.

Dr. Le joined us in October 2017 as our Chief Medical Officer, is a trained medical oncologist, board certified in internal medicine and has 15 years of drug development experience across all phases in both solid and hematologic malignancies as well as IND and NDA submissions. Dr. Le joins Verastem from MedImmune (a subsidiary of AstraZeneca) where she served as Vice President, Immuno-Oncology Innovative Medicines and led the product development teams for multiple high-priority immuno-oncology assets. Prior to joining MedImmune, Dr. Le held roles of increasing responsibility at Novartis and at GlaxoSmithKline where she led the MEK inhibitor, trametinib (Mekinist™), from the first-in-human studies to FDA approval.

Mr. Lobacki joined Verastem in January 2018 as our Chief Commercial Officer. He most recently served as the Chief Operating Officer of Finch Therapeutics Group and previously as the Chief Commercial Officer and Executive Council Member of Medivation, where he was responsible for the strategy and execution of commercial operations including Xtandi, a treatment for advanced prostate cancer. Previously, Mr. Lobacki was Senior Vice President and Chief Commercial Officer of Micromet Inc., where he oversaw commercial activities including medical affairs and strategic marketing. Prior to joining Micromet, Mr. Lobacki was Senior Vice President and General Manager at Genzyme Corporation, where he managed the launch of Mozobil and Clolar/Evoltra in the US and EU.

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

Our scientific co‑founders are recognized leaders in the field of cancer biology. Robert Weinberg, Ph.D., Founding Member of the Whitehead Institute and Professor of Biology at MIT, has played a key role in identifying the genetic basis of cancer. Dr. Weinberg discovered the first tumor oncogene, the first tumor suppressor gene, the role of a protein related to the cell surface receptor HER2 in preclinical studies and the mechanisms underlying the formation of cancer stem cells. Eric Lander, Ph.D., Founding Director of the Broad Institute, Professor of Biology at MIT and Professor of Systems Biology at Harvard Medical School, played a central role in the Human Genome Project.

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

LICENSES

Infinity Pharmaceuticals, Inc.

In November 2016, we entered into an amended and restated license agreement with Infinity, under which we acquired an exclusive worldwide license for the research, development, commercialization, and manufacture of products in oncology indications containing duvelisib. In connection with the license agreement, we assumed operational and financial responsibility for certain activities that were part of Infinity’s duvelisib program, including the DUO study for patients with relapsed/refractory CLL/SLL, and Infinity assumed financial responsibility for the shutdown of certain other clinical studies up to a maximum of $4.5 million. We are obligated to use diligent efforts to develop and commercialize a product in an oncology indication containing duvelisib. During the term of the license agreement, Infinity has agreed not to research, develop, manufacture or commercialize duvelisib in any other indication in humans or animals.

Pursuant to the terms of the license agreement, we are required to make the following payments to Infinity in cash or, at our election, in whole or in part, in shares of our common stock: (i) $6.0 million upon the completion of the DUO study if the results of the study meet certain pre-specified criteria, which was paid in cash by us to Infinity in October 2017, and (ii) $22.0 million upon the approval of an NDA in the United States or an application for marketing authorization with a regulatory authority outside of the United States for a product in an oncology indication containing duvelisib. For any portion of any of the foregoing payments that we elect to issue in shares of our common stock in lieu of cash, the number of shares of common stock to be issued will be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on Nasdaq for a twenty-day period following the public announcement of the applicable milestone event. The shares of common stock will be issued as unregistered securities, and we will have an obligation to promptly file a registration statement with the SEC to register such shares for resale. Any issuance of shares will be subject to the satisfaction of closing conditions, including that all material authorizations, consents, approvals and the like necessary for such issuance shall have been obtained.

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

PI3K inhibition program

We believe that the following companies, among others, have developed or are in the clinical stage of development of compounds targeting PI3K:

•

Gilead Sciences, Inc. has received approval from the FDA of idelalisib for the treatment of patients with CLL, SLL, or FL, and which we believe is conducting a Phase 1b clinical trial of acalisib (GS-9820);

•	Bayer AG has received approval from the FDA of copanlisib for the treatment of patients with relapsed FL;
•	Novartis, which we believe is conducting a Phase 2 clinical trial of buparlisib;
•	AstraZeneca, which we believe is conducting Phase 2 clinical trials of ACP 319;
•	TG Therapeutics, Inc., which we believe is conducting multiple clinical trials of TGR-1202; and

•	Incyte Corporation, which we believe is conducting a Phase 2 clinical trial of INCB-050465, and which we also believe is conducting a Phase 2 clinical trial of INCB-040093.

In addition, many companies are developing product candidates directed to disease targets such as Bruton’s Tyrosine Kinase (BTK), B-cell lymphoma 2 (BCL-2), Janus Kinase (JAK), B-lymphocyte antigen CD-19, and programmed death 1/ligand 1 (PD-1/PD-L1), Cluster of Differentiation 79B antibody-drug conjugate (CD79B ADC), and pleiotropic pathways in the fields of hematology-oncology, including in the specific diseases for which we are currently developing duvelisib, or for which we may develop duvelisib or other PI3K inhibitors in the future. Such companies include:

•

Pharmacyclics LLC, a wholly-owned subsidiary of AbbVie, through its collaboration with Janssen Biotech, which has received approval from the FDA of ibrutinib, a BTK inhibitor, for the treatment of patients with mantle cell lymphoma (MCL), CLL, MZL, SLL, or Waldenström’s macroglobulinemia, and is conducting multiple late stage clinical studies of ibrutinib in additional hematologic malignancies;

•

AbbVie, through its collaboration with Roche, which has received approval from the FDA of venetoclax, a BCL-2 inhibitor, for the treatment of patients with CLL, and is conducting multiple late stage clinical studies of venetoclax in additional hematologic malignancies;

•

Celgene Corporation, which has received FDA approval of lenalidomide, an immunomodulator, for the treatment of patients with multiple myeloma, MCL, and myelodyplastic syndromes, and is conducting late stage clinical studies of lenalidomide in additional hematologic malignancies; we also believe that Celgene is conducting a Phase 1 clinical trial of CC-292, a BTK inhibitor, in patients with CLL;

•	AstraZeneca, which we believe is conducting a Phase 3 clinical trial of ACP-196, a BTK inhibitor, in patients with CLL; and
•

Incyte Corporation, which has received FDA approval of ruxolitinib, a JAK inhibitor, in patients with intermediate or high-risk myelofibrosis, and which we believe is conducting Phase 2 clinical trials in CLL.

FAK inhibition program

There are other companies working to develop therapies to treat cancer including some who also target the tumor microenvironment. These companies include divisions of large pharmaceutical companies including Astellas Pharma Inc., Celgene, Inc., Sanofi‑Aventis U.S. LLC, GlaxoSmithKline plc, Boehringer Ingelheim GmbH, Pfizer Inc. and others.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (GLP) regulations;
•	submission to the FDA of an investigational new drug (IND) application, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board (IRB) at each clinical site before each trial may be initiated;
•	performance of adequate and well‑controlled human clinical trials in accordance with good clinical practices (GCP) to establish the safety and efficacy of the proposed drug for each indication;
•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently scheduled to exceed $2.4 million, and the sponsor of an approved NDA is also subject to annual program fees, based on the number of approved products. These fees are typically adjusted annually. User fee statutory authority expires every five years. The Prescription Drug User Fee Act, was re-authorized for an additional five years in 2017 until 2022. Fee waivers are available in certain circumstances, including a waiver of the application fee for an orphan drug application.

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

Additional provisions

Anti‑kickback and false claims laws

Although we currently have no products approved for commercial sale, we may be subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws, for activities related to future sales of any of our product candidates that may in the future receive regulatory and marketing approval.  Anti-kickback laws generally prohibit a pharmaceutical manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase, prescription or use of a particular drug.  Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices.  There is therefore a possibility that our practices might be challenged under such anti-kickback laws.  False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payors (including Medicare and Medicaid) that are false or fraudulent.

Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products.  The laws and regulations generally limit financial interactions between manufacturers and healthcare providers and/or require disclosure to the government and public of such interactions. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, any future activities (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to challenge.

If our operations are found to be in violation of the fraud and abuse laws described above, or any other laws that apply to us, we may be subject to penalties, including, without limitation, civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third‑party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy. If these third‑party payors do not consider our products to be cost‑effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government‑paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug candidates that we are developing and could adversely affect our net revenue and results.

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross‑border imports from low‑priced markets exert competitive pressure that may reduce pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

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

In the United States, federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, healthcare, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Health Care Reform Act, which expanded healthcare coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs as well as the imposition of annual fees on manufacturers of branded pharmaceuticals.  Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Health Care Reform Act. The Trump administration may also take executive action in the absence of legislative action.  For example, in October 2017, the President announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. Actions by the administration are widely expected to lead to fewer Americans having more comprehensive health insurance compliant with the Health Care Reform Act, even in the absence of a legislative repeal.  Tax reform legislation was also enacted at the end of 2017 that includes provisions that will affect healthcare insurance coverage and payment, such as the elimination of the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”).  In a November 2017 report, the Congressional Budget Office estimates that the elimination will increase the number of uninsured by 4 million in 2019 and 13 million in 2027.

There have also been efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals.  There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices.

Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale. We cannot predict the ultimate content, timing or effect of any changes to the Health Care Reform Act or other federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our future business and financial results.

EMPLOYEES

As of February 28, 2018, we had 69 full‑time equivalent employees, including a total of 12 employees with M.D. or Ph.D. degrees. Of these full‑time employees, 31 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

BUSINESS—EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers as of February 28, 2018.

Name	Age	Position
Robert Forrester	54	President, Chief Executive Officer
Steven Bloom	57	Chief Strategy Officer
Julie B. Feder	47	Chief Financial Officer
Diep Le, M.D., Ph.D.	50	Chief Medical Officer
Joseph Lobacki	59	Chief Commercial Officer
Daniel Paterson	57	Chief Operating Officer

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

Steven Bloom has served as our Chief Strategy Officer since December 2017, our Senior Vice President of Corporate Development from January 2017 to November 2017 and as our Vice President of Commercial Planning and External Affairs from January 2015 until January 2017. Prior to joining us in March 2014, Mr. Bloom served as Senior Vice President at Ziopharm Oncology from March 2008 to March 2014. Before joining Ziopharm, Mr. Bloom was Vice President for the health informatics company Pharmetrics and spent the first 19 years of his career at Eli Lilly and Company in leadership roles in marketing, sales and corporate affairs.

Julie B. Feder has served as our Chief Financial Officer since July 2017.  Prior to joining us, Ms. Feder served as the Chief Financial Officer for the Clinton Health Access Initiative (CHAI) from September 2011 to July 2017.  Prior to joining CHAI, Ms. Feder spent three years at Genzyme Corporation, first as Vice President of Internal Audit and also as Finance Integration Leader. In these roles, she managed the day-to-day operations of Genzyme’s global internal audit function, while leading the Genzyme Global Finance integration into Sanofi’s organization following Sanofi’s acquisition of Genzyme.

Diep Le, M.D., Ph.D. has served as our Chief Medical Officer since October 2017.  Prior to joining us, Dr. Le served as the Vice President, Immuno-Oncology Innovative Medicines at MedImmune (a subsidiary of AstraZeneca) from October 2015 to June 2017 and led the product development teams for multiple high-priority immuno-oncology assets. Prior to that, Dr. Le served as the Executive Director and Global Clinical Program Lead at Novartis Oncology from October 2013 to October 2015, and various roles of increasing responsibility at GlaxoSmithKline from June 2009 to October 2013, where she led the MEK inhibitor, trametinib (Mekinist™), from the first-in-human studies to FDA approval.

Joseph Lobacki has served as our Chief Commercial Officer since January 2018.  Prior to joining us, Mr. Lobacki served as the Chief Operating Officer of Finch Therapeutics Group from November 2016 to December 2017, the Chief Commercial Officer and Executive Council Member of Medivation, Inc. from December 2014 to October 2016, and as the General Manager of Oncology at Idera Pharmaceuticals from April 2014 to December 2014.  Prior to that Mr. Lobacki served as a commercial and business operations consultant for biotechnology companies from June 2012 to April 2014 and as the Senior Vice President and Chief Commercial Officer of Micromet Inc., where he oversaw commercial activities including medical affairs and strategic marketing.

Daniel Paterson has served as our Chief Operating Officer since December 2014, our Chief Business Officer from July 2013 to December 2014 and as our Vice President, Head of Corporate Development and Diagnostics from March 2012 until July 2013. Prior to joining us in March 2012, Mr. Paterson was a consultant in 2011. From 2009 through 2010, Mr. Paterson was the Chief Operating Officer of On‑Q‑ity. Mr. Paterson was the President and Chief Executive Officer of The DNA Repair Company from 2006 until 2009, when it was acquired by On‑Q‑ity. Previously, he held senior level positions at IMS Health, CareTools, OnCare and Axion.

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

ITEM 1A.  Risk Factors.

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

Preclinical testing and clinical trials of our product candidates may not be successful. In the near term, we are dependent on the success of our PI3K inhibitor program.   If our New Drug Application (NDA) for duvelisib is not accepted by the U.S. Food and Drug Administration (FDA), we are unable to obtain marketing approval for or successfully commercialize duvelisib, or any of our other product candidates,  or if we experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the research and development of our product candidates, including duvelisib, for which we are conducting clinical trials in multiple indications and submitted an NDA to the FDA requesting approval in February 2018. Our ability to generate product revenues will depend heavily on the successful development and potential commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	initiation and successful enrollment and completion of our clinical trials;
•

receipt of marketing approvals from the FDA and other regulatory authorities for our product candidates, including pricing approvals where required, as well as securing acceptance and approval of the NDA we submitted for duvelisib;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	establishing commercial capabilities, including hiring and training a sales force, and launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	securing and maintaining coverage and adequate reimbursement for our products from third party payors;
•	effectively competing with other therapies; and
•	a continued acceptable safety and efficacy profile of the products following approval.

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

Even if duvelisib, or any of our other product candidates, receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If duvelisib, or any of our other product candidates, receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If duvelisib does not achieve an adequate level of acceptance, or if we are unable to increase market acceptance of duvelisib as compared to existing or competitive products, we may not generate significant product revenues and we may not become profitable. In addition, clinical studies of duvelisib showed side effects that may need to be managed to be profitable. The degree of market acceptance of duvelisib, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;
•	convenience and ease of administration compared to alternative treatments;

•	the ability to offer duvelisib for sale at competitive prices;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe duvelisib;
•	the line of therapy duvelisib is designated under physician treatment guidelines;
•	changes in the standard of care for the targeted indications for duvelisib;
•	limitations or warnings, including distribution or use restrictions, contained in the approved labeling for duvelisib;
•	the strength of marketing and distribution support;
•	sufficient third-party coverage and reimbursement;
•	the ability of the medical community to appropriately recognize and manage side effects;
•	safety concerns with similar products marketed by others; and
•	the prevalence and severity of any side effects as a result of treatment with duvelisib.

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

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. There also may be significant variability in the safety results obtained through the long-term follow-up of patients from ongoing studies. We do not know whether any clinical trial we may conduct or follow-up data we collect will demonstrate consistent or adequate efficacy and/or safety sufficient to obtain regulatory approval to market our product candidates.

In addition, the design of a clinical trial may determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. The FDA or other regulatory authorities may require additional testing to substantiate our claims from our Phase 3 DUO, Phase 2 DYNAMO and other studies, which could delay or prevent marketing approval for duvelisib.

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

The FDA and foreign regulatory authorities may determine that the results from our ongoing and future trials do not support regulatory approval and may require us to conduct an additional clinical trial or trials. If these agencies take such a position, the costs of development of our product candidates could increase materially and their potential market introduction could be delayed. The regulatory agencies could also require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider an NDA. Our product development costs will also increase if we experience delays in clinical testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

All of our product candidates are in various stages of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk benefit perspective. Patients in our clinical trials have experienced serious adverse events, deemed by us and the clinical investigator to be related to our product candidates. Serious adverse events generally refer to adverse events, that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such outcomes.

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

Our approach to the treatment of cancer through the killing of cancer cells and disruption of the tumor microenvironment is unproven, and we do not know whether we will be able to develop any products of commercial value.

We are developing and commercializing product candidates to treat cancer by using targeted agents to kill cancer cells or disrupt the tumor microenvironment and thereby thwart their growth and proliferation of cancer cells. Research on the use of small molecules to inhibit PI3K and FAK signaling pathways and disrupt the tumor microenvironment is an emerging field and, consequently, there is uncertainty about whether duvelisib and defactinib are effective in improving outcomes for patients with cancer. With respect to our FAK inhibition program, there is some debate in the scientific community regarding cancer stem cells (CSCs), the existence of these cells, the defining characteristics of these cells, as well as whether targeting such cells is an effective approach to treating cancer. Some believe that targeting CSCs as part of our multi-faceted approach should be sufficient for a positive clinical outcome, while others believe that, at times or always, the use of FAK inhibitors that reduce CSCs should be coupled with conventional chemotherapies for a positive clinical outcome.

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

We may seek to acquire new compounds and product candidates from other pharmaceutical and biotechnology companies, academic scientists and other researchers, such as our exclusive in-license from Infinity Pharmaceuticals, Inc. (Infinity) to research, develop, commercialize, and manufacture products in oncology indications containing duvelisib. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We also may be unable to license or acquire the relevant compound or product candidate on terms that would allow us to make an appropriate return on our investment. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including manufacturing, pre-clinical testing, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development.

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

We have limited experience in marketing and commercializing product candidates. If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

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

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, we will face significant increased costs as we undertake commercialization activities for any of our product candidates, including duvelisib, and recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization and building out a commercialization operation generally.

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

We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining coverage and reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Further, we may incur higher than expected operating and transaction costs, and we may encounter general economic and business conditions that adversely affect us relating to our license agreement with Infinity. If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the benefits from our license agreement with Infinity for the duvelisib program may not be realized or be of the magnitude expected.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

We require additional financing to execute our operating plan and continue to operate as a going concern.

Our audited consolidated financial statements for the year ended December 31, 2017 have been prepared assuming we will continue to operate as a going concern, but we believe that our cash, cash equivalents and investments at December 31, 2017 of $86.7 million combined with our continuing operating losses raise substantial doubt about our ability to continue as such. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our securities or assets, obtaining loans from financial institutions or entering into partnership arrangements. Our continued net operating losses increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical development programs or commercialization efforts, and/or ultimately cease operations.

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. As of December 31, 2017, we had an accumulated deficit of $303.1 million. To date, we have not generated any revenues and have financed our operations through private placements of our preferred stock, public offerings of our common stock, sales of our common stock pursuant to our at-the-market equity offering programs, and our loan and security agreement with Hercules Capital Inc. (Hercules). The proceeds of our term loan facility with Hercules, which we entered into in March 2017 and amended in January and March 2018, will be used for our ongoing research and development programs and for general corporate purposes. As of December 31, 2017, there was $35.0 million available to borrow under the amended term loan facility with Hercules, subject to certain conditions of funding. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	prepare for the anticipated commercialization of duvelisib;
•	continue our ongoing clinical trials with our product candidates, including with our most advanced product candidates duvelisib and defactinib;
•	initiate additional clinical trials for our product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other products and technologies;
•	hire additional clinical, development and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we obtain marketing approval.

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

We will continue to need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts, including for duvelisib.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of our product candidates and as we seek marketing approval for duvelisib.   If we receive such approval, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of duvelisib. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, including for our clinical development programs and any commercialization efforts for duvelisib.

We expect our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements into the second half of 2018. Our future capital requirements will depend on many factors, including:

•	the scope, progress and results of our ongoing and potential future clinical trials;
•	the extent to which we acquire or in‑license other product candidates and technologies;
•	the costs, timing and outcome of regulatory review of our product candidates (including our efforts to seek approval and fund the preparation and filing of regulatory submissions);
•	the costs and timing of commercialization activities for the product candidates for which we expect to receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property related claims; and
•	our ability to establish collaborations or partnerships on favorable terms, if at all.

Conducting clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval of any of our product candidates, including duvelisib. Though we submitted an NDA for duvelisib in February 2018, the NDA may not be accepted or approved by the FDA, and even if approved, duvelisib may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products, such as duvelisib, that may not be commercially available for several years, if at all. Accordingly, even if we receive regulatory approval of one of our product candidates, such as duvelisib, it will take several years to achieve peak sales,  and we will need to continue to rely on additional financing to further our clinical development objectives.  Adequate additional financing may not be available to us on acceptable terms, or at all.

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

        In March 2017, we entered into a Loan and Security Agreement with Hercules, which was subsequently amended in January and March 2018.  Under the Loan and Security Agreement, as amended (the Amended Loan Agreement), Hercules will provide access to term loans with an aggregate principal amount of up to $50.0 million.  Under the Amended Loan Agreement, we borrowed an initial tranche of $2.5 million in March 2017, we drew an additional $7.5 million in October 2017, and in December 2017 we drew an additional $5.0 million.

All obligations under the Amended Loan Agreement are secured by substantially all of our existing property and assets, excluding our intellectual property. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•

we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

•	our failure to comply with the restrictive covenants in the Amended Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce their security interest in the assets securing such indebtedness.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Failure to satisfy our current and future debt obligations under the Amended Loan Agreement, or breaching any covenants under the Amended Loan Agreement, subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Amended Loan Agreement as a result of an event of default, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market internally. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the term loans for its benefit, which collateral includes substantially all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events. We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.

The Amended Loan Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

•	dispose of certain assets;
•	change our lines of business;
•	engage in mergers, acquisitions or consolidations;
•	incur additional indebtedness;
•	create liens on assets;
•	pay dividends and make distributions or repurchase our capital stock; and
•	engage in certain transactions with affiliates.

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

We are a party to a number of intellectual property license agreements with third parties, including Infinity and Pfizer, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. For example, under our license agreements with Infinity and Pfizer, we are required to use diligent or commercially reasonable efforts to develop and commercialize licensed products under the agreement and to satisfy other specified obligations. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or to convert the exclusive licenses to non-exclusive licenses, which could materially adversely affect the value of the product candidate being developed under these license agreements. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, which may not be possible. If Pfizer were to terminate its license agreement with us for any reason, we would lose our rights to defactinib. If Infinity were to terminate its license agreement with us for any reason, we would lose our rights to duvelisib.

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

RISKS RELATED TO REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES AND OTHER LEGAL COMPLIANCE MATTERS

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for duvelisib, or any of our product candidates, we will not be able to commercialize duvelisib, or any such other candidates, and our ability to generate revenue will be materially impaired.

Though we submitted an NDA for duvelisib in February 2018, the NDA may not be accepted or approved by the FDA. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. Duvelisib and the activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, as with our other product candidates, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for duvelisib will prevent us from commercializing duvelisib. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Duvelisib may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be subject to more limited indications than those we propose or subject to restrictions or post approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of duvelisib, its commercial prospects may be harmed and our ability to generate revenues will be materially impaired.

We have received orphan disease status for certain of our product candidates, but there can be no assurance that we will be able to prevent third parties from developing and commercializing products that are competitive to these product candidates.

We received orphan drug designation in the United States and the European Union for the use of duvelisib in CLL/SLL and FL, in the United States and European Union for the use of defactinib in ovarian cancer, and the United States, the European Union, and Australia for the use of defactinib in mesothelioma. If duvelisib or defactinib obtains marketing authorization, it will receive orphan drug exclusivity. Orphan drug exclusivity grants seven years of marketing exclusivity under the Federal Food, Drug and Cosmetic Act (FDCA), up to ten years of marketing exclusivity in Europe, and five years of marketing exclusivity in Australia. A competitor may receive orphan drug marketing authorization prior to us for the same indication for which we are developing duvelisib or defactinib. Other companies have received orphan drug designations for compounds other than duvelisib or defactinib for the same indications for which we may have received orphan drug designation in corresponding territories. While orphan drug exclusivity for duvelisib or defactinib would provide market exclusivity against the same active ingredient for the same indication, we would not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe on the basis of orphan drug exclusivity. Furthermore, the marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan medicinal product. We cannot guarantee that another company also with orphan drug designation will not receive marketing authorization for the same active ingredient and same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity has expired. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which the FDA may approve a competing product for the same indication during the seven-year period of marketing exclusivity, such as if the later product is the same compound as our product but is shown to be clinically superior to our product, or if the later product is a different drug than our product candidate. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or of another compound for the same use as the orphan drug.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, for example, if we obtain marketing approval for duvelisib, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post marketing testing and surveillance to monitor the safety or efficacy of the product, including the imposition of a REMS. The FDA closely regulates the post approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off label marketing.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the anti-kickback statute or specific intent to violate it in order to have committed a violation;

•

the federal False Claims Act (FCA) imposes criminal and civil penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government and actions under the FCA may be brought by private whistleblowers as well as the government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the FCA;

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

•

federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs;

•

the so-called federal “sunshine law” or Open Payments requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, as well as physician ownership and investment interests; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-

governmental third-party payors, including private insurers, and some state laws regulate interactions between pharmaceutical companies and healthcare providers and require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information. State laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including arrangements we may have with physicians and other healthcare providers, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

The U.S. healthcare industry generally and U.S. government healthcare programs in particular are highly regulated and subject to frequent and substantial changes. The U.S. government and individual states have been aggressively pursuing healthcare reform. For example, in March 2010, President Obama signed into law the Health Care Reform Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law, for example, increased drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessed a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid.

Since its enactment, there have been ongoing judicial, legislative and administrative efforts to modify, repeal or prevent implementation of various provisions of the Health Care Reform Act. See “GOVERNMENT REGULATION – New Legislation and Regulations.” We cannot predict the ultimate content, timing or effect of any federal or state healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the U.S. since the Health Care Reform Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional action is taken by Congress. Recent tax reform legislation eliminates the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”).

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

We are highly dependent on Robert Forrester, our President and Chief Executive Officer, Daniel Paterson, our Chief Operating Officer, and Joseph Lobacki, our Chief Commercial Officer, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with Robert Forrester, Daniel Paterson, and Joseph Lobacki, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

Our business and operations may be materially adversely affected in the event of computer system breaches or failures.

Despite the implementation of security measures, our internal computer systems, and those of our contract research organizations and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our key business processes and clinical development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could be exposed to liability, which could have a material adverse effect on our operating results and financial condition and possibly delay the further development and commercialization of our product candidates.

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

Our stock price has been volatile. Since January 27, 2012, when we became a public company, the price for one share of our common stock has reached a high of $18.82 and a low of $1.05 through February 28, 2018. We cannot predict whether the price of our common stock will rise or fall. The market price for our common stock may be influenced by many factors, including:

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any current or future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

Year ended December 31, 2017	High	Low
First quarter	$2.25	$1.11
Second quarter	$2.54	$1.61
Third quarter	$5.71	$2.11
Fourth quarter	$4.92	$2.95

Year ended December 31, 2016	High	Low
First quarter	$1.89	$1.05
Second quarter	$1.93	$1.19
Third quarter	$1.66	$1.27
Fourth quarter	$1.55	$1.05

HOLDERS

As of February 28, 2018, there were 16 holders of record of our common stock and the closing price of our common stock on The Nasdaq Global Market as of that date was $3.06. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

DIVIDENDS

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2012 through December 31, 2017. The comparison assumes $100 was invested after the market closed on December 31, 2012 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Verastem, Inc., the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31, 2017.

Cumulative Total Return Comparison

	December 31,
	2012	2013	2014	2015	2016	2017
Verastem, Inc.	100.00	129.69	103.98	21.16	12.74	34.93
Nasdaq Composite	100.00	141.63	162.09	173.33	187.19	242.29
Nasdaq Biotechnology	100.00	174.05	230.33	244.29	194.95	228.29

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

	Year ended December 31,
Statement of operations data:	2017	2016	2015	2014	2013
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$46,423	$19,779	$40,565	$35,448	$25,930
General and administrative	21,381	17,223	17,634	18,159	15,472
Total operating expenses	67,804	37,002	58,199	53,607	41,402
Loss from operations	(67,804)	(37,002)	(58,199)	(53,607)	(41,402)
Interest income	561	562	334	242	200
Interest expense	(559)	—	—	—	—
Net loss applicable to common stockholders	$(67,802)	$(36,440)	$(57,865)	$(53,365)	$(41,202)
Net loss per share applicable to common stockholders—basic and diluted	$(1.76)	$(0.99)	$(1.61)	$(2.07)	$(1.82)
Weighted‑average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	38,422	36,988	35,932	25,804	22,680

	As of December 31,
Balance sheet data:	2017	2016	2015	2014	2013
	(in thousands)
Cash, cash equivalents and investments	$86,672	$80,897	$110,258	$92,675	$123,656
Working capital	70,659	70,304	100,734	86,112	94,151
Total assets	89,791	83,629	113,094	98,649	125,261
Accumulated deficit	(303,142)	(235,323)	(198,883)	(141,018)	(87,653)
Total stockholders’ equity	57,684	72,297	102,469	88,766	117,446

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

OVERVIEW

We are a biopharmaceutical company focused on developing and commercializing drugs to improve with the survival and quality of life of cancer patients.  Our most advanced product candidates, duvelisib and defactinib, utilize a multi-faceted approach to treat cancers originating either in the blood or major organ systems.  We are currently evaluating these compounds in both preclinical and clinical studies as potential therapies for certain cancers, including leukemia, lymphoma, lung cancer, ovarian cancer, mesothelioma, and pancreatic cancer. We believe that these compounds may be beneficial as therapeutics either as single agents or when used in combination with immuno-oncology agents or other current and emerging standard of care treatments in aggressive cancers that are poorly served by currently available therapies.

Duvelisib targets the Phosphoinositide 3-kinase (PI3K) signaling pathway.  The PI3K signaling pathway plays a central role in cancer proliferation and survival. Duvelisib is an investigational oral therapy designed to attack both malignant B- and T-cells and disrupt the tumor microenvironment to help thwart their growth and proliferation through the dual inhibition of PI3K delta and gamma.  Duvelisib is being developed for the treatment of patients with hematologic cancers including chronic lymphocytic leukemia and small lymphocytic lymphoma (CLL/SLL) and indolent non-Hodgkin lymphoma (iNHL), which includes follicular lymphoma (FL), and other subtypes of lymphoma, including peripheral T-cell lymphoma (PTCL).  Duvelisib has U.S. Food and Drug Administration (FDA) Fast Track Designation for patients with CLL or PTCL who have received at least one prior therapy and for patients with FL who have received at least two prior therapies.  In addition, duvelisib has orphan drug designation for patients with CLL/SLL and FL in the United States and European Union.

Duvelisib was evaluated in late- and mid-stage clinical trials, including DUO™, a randomized, Phase 3 monotherapy study in patients with relapsed or refractory CLL/SLL, and DYNAMO™, a single-arm, Phase 2 monotherapy study in patients with double-refractory iNHL, including FL, SLL, and marginal zone lymphoma (MZL).  Both DUO and DYNAMO achieved their primary endpoints upon top-line analysis of efficacy data. We submitted a New Drug Application (NDA) to the FDA requesting the full approval of duvelisib for the treatment of patients with relapsed or refractory CLL/SLL and accelerated approval for the treatment of patients with relapsed or refractory FL in February 2018.

Defactinib is a targeted inhibitor of the Focal Adhesion Kinase (FAK) signaling pathway.  FAK is a non-receptor tyrosine kinase encoded by the PTK-2 gene that is involved in cellular adhesion and, in cancer, metastatic capability.  Similar to duvelisib, defactinib is also orally available and designed to be a potential therapy for patients to take at home under the advice of their physician.    Defactinib has orphan drug designation in ovarian cancer in the United States and the European Union, and in mesothelioma in the United States, the European Union, and Australia.

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

  Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, public offerings of our common stock, sales of common stock under our at-the-market equity offering programs, and our loan and security agreement executed with Hercules Capital, Inc. (Hercules) in March 2017, as amended.

As of December 31, 2017, we had an accumulated deficit of $303.1 million. Our net loss was $67.8 million, $36.4 million and $57.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we seek marketing approval for our lead product candidate, duvelisib, and continue the research and development and clinical trials of all of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

FINANCIAL OPERATIONS OVERVIEW

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues will depend heavily on the successful development and potential commercialization of our product candidates.

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including the development of our product candidates. Our research and development expenses consist of:

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

We allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project. The table below summarizes our external allocation of research and development expenses to our clinical programs, including duvelisib and defactinib, for the years ended December 31, 2017, 2016 and 2015. We use our employee and infrastructure resources across multiple research and development projects. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include $5.8 million, $3.9 million and $7.3 million of personnel costs for the years ended December 31, 2017, 2016 and 2015, respectively.

	Year ended December 31,
	2017	2016	2015
	(in thousands)	(in thousands)	(in thousands)
Duvelisib	$30,409	$3,326	$—
Defactinib	2,894	3,934	20,713
Unallocated and other research and development expense	11,739	11,445	17,442
Unallocated stock-based compensation expense	1,381	1,074	2,410
Total research and development expense	$46,423	$19,779	$40,565

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

Interest income and interest expense

Interest income reflects interest earned on our cash, cash equivalents and available-for-sale securities.

Interest expense reflects interest expense due under our term loan facility executed with Hercules and non-cash interest related to the amortization of debt discount and issuance costs.

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

We estimate the fair value of stock option awards using the Black‑Scholes option‑pricing model. Determining the fair value of share‑based awards requires the use of subjective assumptions, including the expected term of the award and expected stock price volatility. The assumptions used in determining the fair value of share‑based awards represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change, and we use different assumptions, our share‑based compensation could be materially different in the future. The risk‑free interest rate used for each grant is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock option. Because we do not have a sufficient history to estimate the expected term, we use the simplified method as described in Securities and Exchange Commission Staff Accounting Bulletin Topic 14.D.2 for estimating the expected term. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. Because there was no public market for our common stock prior to our initial public offering, we lacked company‑specific historical and implied volatility information. Therefore, we used the historical volatility of a representative group of public biotechnology and life sciences companies with similar characteristics to us. Our current computation of expected volatility is based on the historical volatility of five companies, including our own and a representative group of four public biotechnology and life sciences companies with similar characteristics to us, including similar stage of product development and therapeutic focus. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero.  Historically, we have recognized stock-based compensation net of estimated forfeitures over the vesting period of the respective grant.  Effective January 1, 2017, we adopted Accounting Standard Updated (ASU) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified the accounting for stock-based compensation arrangements, including the accounting for forfeitures.  Upon adoption, we elected to begin accounting for forfeitures as they occur, rather than estimating a forfeiture rate, and recorded an immaterial cumulative-effect adjustment to opening accumulated deficit.

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

As of December 31, 2017, there was approximately $6.8 million of unrecognized stock‑based compensation related to stock options, which are expected to be recognized over a weighted‑average period of 2.9 years. There is no unrecognized stock‑based compensation related to RSUs or restricted common stock. See Notes 2 and 7 to our consolidated financial statements located in this Annual Report on Form 10‑K for further discussion of share‑based compensation.

RESULTS OF OPERATIONS

All financial information presented has been consolidated and includes the accounts of our wholly-owned subsidiary, Verastem Securities Company. All intercompany balances and transactions have been eliminated in consolidation.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Research and development expense.  Research and development expense for the year ended December 31, 2017 (2017 Period) was $46.4 million compared to $19.8 million for the year ended December 31, 2016 (2016 Period). The $26.6 million increase from the 2016 Period to the 2017 Period was primarily related to an increase of $13.4 million in external CRO expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, the achievement of a $6.0 million milestone pursuant to our license agreement with Infinity, an increase of $5.1 million in consulting fees, an increase in personnel related costs of $1.9 million, and a net increase of approximately $243,000 in stock-based compensation and other expenses.

General and administrative expense.    General and administrative expense for the 2017 Period was $21.4 million compared to $17.2 million for the 2016 Period. The increase of $4.2 million from the 2016 Period to the 2017 Period primarily resulted from increases in consulting and professional fees of $4.4 million, including $2.5 million related to commercial launch preparation, an increase in personnel costs of $1.0 million and an increase in facilities and other expenses of approximately $200,000.  These increases were partially offset by a decrease in stock-based compensation expense of $1.5 million.

Interest income.  Interest income remained flat from the 2016 Period to the 2017 Period primarily as a result of higher interest rates on investments in the 2017 Period, offset by a lower investment cost basis.

Interest expense.  Interest expense for the 2017 Period was approximately $559,000 and related to our loan and security agreement executed with Hercules in March 2017, as amended.  We did not incur any interest expense in the 2016 Period.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Research and development expense.  Research and development expense for the 2016 Period was $19.8 million compared to $40.6 million for the year ended December 31, 2015 (2015 Period). The $20.8 million decrease from the 2015 Period to the 2016 Period was primarily related to a decrease of $15.6 million in external CRO expense for outsourced biology, chemistry, development and clinical services, which includes our clinical trial costs, a $3.4 million decrease in personnel related costs, primarily due to the reduction in workforce in October 2015, a decrease of $1.3 million in stock-based compensation expense and a decrease of $1.5 million in lab supplies, travel and other research and development expense. These decreases were partially offset by an increase of approximately $947,000 in consulting and professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, public offerings of our common stock, sales of common stock under our at-the market equity offering programs, and our loan and security agreement executed with Hercules in March 2017, as amended.

As of December 31, 2017, we had $86.7 million in cash, cash equivalents and investments. We primarily invest our cash, cash equivalents and investments in a U.S. Government money market fund and corporate bonds and commercial paper of publicly traded companies.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year ended December 31,
	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(57,310)	$(29,484)	$(45,559)
Investing activities	43,953	36,968	(27,057)
Financing activities	63,184	(5)	63,585
Increase in cash and cash equivalents	$49,827	$7,479	$(9,031)

Operating activities.  The use of cash in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The $27.8 million increase in cash used in operating activities for the 2017 Period compared to the 2016 Period was primarily due to an increase in research and development expenses related to our license agreement with Infinity, including our ongoing clinical trials and the achievement of a $6.0 million milestone in the 2017 Period. The $16.1 million decrease in cash used in operating activities for the 2016 Period compared to the 2015 Period was primarily due to a decrease in research and development expenses related to our ongoing clinical trials, including the closeout of our COMMAND trial, and development of our lead product candidates.

Investing activities.  The cash provided by investing activities for the 2017 Period reflects net maturities of investments of $44.0 million. The cash provided by investing activities for the 2016 Period reflects net maturities of investments of $37.0 million. The cash used for investing activities for the 2015 Period primarily reflects the net purchases of investments of $26.8 million.

Financing activities.    The cash provided by financing activities for the 2017 Period primarily represents $24.7 million in net proceeds received from an underwritten offering of 8,422,877 shares of our common stock at a price of $2.97 per share with BTIG, LLC, $23.1 million in net proceeds received under our at-the-market equity program, $14.8 million in net proceeds received from a loan and security agreement executed with Hercules, and approximately $442,000 received from the exercise of stock options, offset by approximately $138,000 of deferred financing costs. The cash used in financing activities for the 2016 Period primarily represents approximately $5,000 used to satisfy the tax withholding obligations on certain RSUs that were net settled by employees. The cash provided by financing activities for the 2015 Period primarily represents net proceeds of $63.9 million from the sale of shares of our common stock in our January 2015 follow-on offering and our at-the-market equity offering program, offset in part by approximately $417,000 of cash used to satisfy the tax withholding obligations on certain RSUs that were net settled by employees.

On March 21, 2017 (Closing Date), we entered into a term loan facility of up to $25.0 million with Hercules, a Maryland corporation, the proceeds of which will be used for its ongoing research and development programs and for general corporate purposes. The term loan facility is governed by a loan and security agreement, dated March 21, 2017 (the Original Loan Agreement), which originally provided for up to four separate advances, of which the first tranche of $2.5 million was drawn on the Closing Date.  The second and third tranches of $2.5 million and $5.0 million, were both drawn on October 12, 2017 after announcing favorable data from our Phase III clinical study evaluating the safety and efficacy of duvelisib in patients with relapsed/refractory CLL/SLL. A total of $6.0 million of the proceeds received from the second and third tranches were used to make a milestone payment pursuant to our license agreement with Infinity. The fourth tranche consisted of $15.0 million that could be drawn, at our option and at the sole discretion of Hercules, on or prior to June 30, 2018.  On December 20, 2017, we drew an advance under the fourth tranche of $5.0 million.

On January 4, 2018, we entered into the First Amendment to the Original Loan Agreement (the First Amendment) and on March 6, 2018, we entered into the Second Amendment to the Original Loan Agreement (the Second Amendment, and the Original Loan Agreement as amended by the First Amendment and the Second Amendment, the Amended Loan Agreement).  The First Amendment increased the total borrowing limit under the Original Loan Agreement from up to $25.0 million to up to $50.0 million (the Term Loan).  As $15.0 million in term loans had already been drawn prior to entering into the First Amendment, there is $35.0 million of borrowing capacity remaining under the Amended Loan Agreement. The remaining $35.0 million of borrowing capacity may be drawn in minimum increments of $5.0 million in multiple tranches comprised of (i) term loans (each a Term E Loan Advance) in an aggregate principal amount of up to $10.0 million and (ii) subject to Hercules’ sole discretion, term loans (each a Term F Loan Advance) in an aggregate principal amount of up to $25.0 million.  The Amended Loan Agreement permits us to draw Term E Loan Advances subject to (i) the FDA accepting on or prior to September 30, 2018 our NDA for duvelisib and (ii) delivery of our financial and business projections to Hercules in form and substance reasonably acceptable to Hercules. In addition, the Amended Loan Agreement allows us to draw Term F Loan Advances subject to the prior drawing of all other tranches and Hercules’ sole discretion.

The Term Loan will mature on December 1, 2020 (Loan Maturity Date).  Each advance accrues interest at a floating per annum rate equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  The Term Loan provided for interest-only payments until November 1, 2018, which was extended to May 1, 2019 pursuant to the Amended Loan Agreement upon our receipt of a minimum of $20.0 million cash proceeds from a sale of equity securities in December 2017. Thereafter, amortization payments will be payable monthly in twenty installments of principal and interest (subject to recalculation upon a change in prime rates).  Any advance may be prepaid in whole or in part upon seven business days’ prior written notice to Hercules, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve (12) months following the Closing Date, 2.0%, if such advance is prepaid after twelve (12) months following the Closing Date but on or prior to twenty-four (24) months following the Closing Date, and 1.0% thereafter.  In addition, a final payment equal to 4.5% of the greater of (a) $5.0 million and (b) the total principal amount of the Term Loan extended by Hercules which is due on the Loan Maturity Date, or such earlier date specified in the Amended Loan Agreement. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

The Term Loan is secured by a lien on substantially all of the assets of Verastem, Inc., other than intellectual property and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

The events of default under the Amended Loan Agreement include, without limitation, and subject to customary grace periods, (1) any failure by us to make any payments of principal or interest under the Amended Loan Agreement, promissory notes or other loan documents, (2) any breach or default in the performance of any covenant under the Amended Loan Agreement, (3) any making of false or misleading representations or warranties in any material respect, (4) our insolvency or bankruptcy, (5) certain attachments or judgments on the assets of Verastem, Inc., or (6) the occurrence of any material default under certain agreements or obligations of ours involving indebtedness, or (7) the occurrence of a material adverse effect. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Amended Loan Agreement.

The Amended Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. Hercules has indemnification rights and the right to assign the Term Loan.

In December 2013, we established an at-the-market equity offering program pursuant to which we were able to offer and sell up to $35.0 million of our common stock at then-current market prices from time to time through Cantor Fitzgerald & Co. (Cantor), as sales agent (the 2013 ATM Program). In November 2014, we commenced sales under the 2013 ATM Program. During the year ended December 31, 2015, we sold 1,189,479 shares of common stock under the 2013 ATM Program with net proceeds (after deducting commissions and other offering expenses) of $12.9 million. No proceeds were received and no additional sales of our common stock were made under the 2013 ATM Program during the years ended December 31, 2017 and 2016.

On March 30, 2017, we terminated the 2013 ATM Program and established a new at-the-market equity offering program pursuant to which were able to offer and sell up to $35.0 million of our common stock at then-current market prices from time to time through Cantor, as sales agent (the 2017 ATM Program). On August 28, 2017, we amended our sales agreement with Cantor to increase the maximum aggregate offering price of shares of common stock that can be sold under the 2017 ATM Program to $75.0 million.  Through December 31, 2017, we sold 5,036,879 shares under the 2017 ATM Program for net proceeds of approximately $23.1 million (after deducting commissions and other offering expenses).

As of March 13, 2018, we sold an additional 97,078 shares of common stock under the at-the-market equity offering program with net proceeds of approximately $342,000 (after deducting commissions and other offering expenses).

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

Funding requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses and operating losses will increase substantially if and as we:

•	prepare for the anticipated commercialization of duvelisib;
•	continue our ongoing clinical trials, including with our most advanced product candidates duvelisib and defactinib;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

Without additional funding, we do not believe that we have sufficient funds to meet our obligations within the next twelve months from the date of issuance of these consolidated financial statements.  These factors raise substantial doubt about our ability to continue as a going concern.   Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•	the scope, progress and results of our ongoing and potential future clinical trials;
•	the extent to which we acquire or in-license other products and technologies;
•	the costs, timing and outcome of regulatory review of our product candidates (including our efforts to seek approval and fund the preparation and filing of regulatory submissions);


•	the costs and timing of commercialization activities for our product candidates, for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	our ability to establish collaborations on favorable terms, if at all.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2017:

(in thousands)	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Operating lease obligations	$957	$542	$415	$—	$—
Amended Loan Agreement	15,000	—	15,000	—	—
License agreements (1)	—	—	—	—	—

(1)

As discussed in Note 10 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10 K, we are party to several agreements to license intellectual property. The license agreements may require us to pay upfront license fees, ongoing annual license maintenance fees, milestone payments, minimum royalty payments, as well as reimbursement of certain patent costs incurred by the licensors, as applicable. We have not included these payments in the table above because: there were no upfront license fees payable in future periods; no annual license maintenance fees; we cannot estimate if milestone and/or royalty payments will occur in future periods; and patent cost reimbursement costs are perpetual and the agreements are cancelable by us at any time upon prior written notice to the licensor.

In November 2016, we entered into an amended and restated license agreement with Infinity, under which we acquired an exclusive worldwide license for the research, development, commercialization, and manufacture of products in oncology indications containing duvelisib.  In connection with the license agreement, we assumed operational and financial responsibility for certain activities that were part of Infinity’s duvelisib program, including the DUO study for patients with relapsed/refractory CLL/SLL, and Infinity assumed financial responsibility for the shutdown of certain other clinical studies up to a maximum of $4.5 million. We are obligated to use diligent efforts to develop and commercialize a product in an oncology indication containing duvelisib. During the term of the license agreement, Infinity has agreed not to research, develop, manufacture or commercialize duvelisib in any other indication in humans or animals.

Pursuant to the terms of the license agreement, we are required to make the following payments to Infinity in cash or, at our election, in whole or in part, in shares of our common stock: (i) $6.0 million upon the completion of the DUO study if the results of the DUO study meet certain pre-specified criteria, which milestone was paid in cash by us to Infinity in October 2017, and (ii) $22.0 million upon the approval of an NDA in the United States or an application for marketing authorization with a regulatory authority outside of the United States for a product in an oncology indication containing duvelisib.  For any portion of any of the foregoing payments that we elect to issue in shares of our common stock in lieu of cash, the number of shares of common stock to be issued will be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on Nasdaq for a twenty day period following the public announcement of the applicable milestone event.  The shares of common stock will be issued as unregistered securities, and we will have an obligation to promptly file a registration statement with the SEC to register such shares for resale. Any issuance of shares will be subject to the satisfaction of closing conditions, including that all material authorizations, consents, approvals and the like necessary for such issuance shall have been obtained.

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

In July 2012, we entered into a license agreement with Pfizer under which Pfizer granted us worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer’s inhibitors of FAK (the FAK Products), including defactinib, for all therapeutic, diagnostic and prophylactic uses in humans. We have the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions. We are solely responsible, at our own expense, for the clinical development of the FAK Products, which is to be conducted in accordance with an agreed‑upon development plan. We are also responsible for all manufacturing and commercialization activities at our own expense. Pfizer was required to provide us with an initial quantity of clinical supply of one of the FAK Products for an agreed upon price. We made a one‑time cash payment to Pfizer in the amount of $1.5 million and issued 192,012 shares of our common stock. Pfizer is also eligible to receive up to $2.0 million in developmental milestones and up to an additional $125.0 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid-double digit royalties on future net sales of the FAK Products. Our royalty obligations with respect to each of the FAK Products in each country begin on the date of first commercial sale of the FAK Products in that country, and end on the later of 10 years after the date of first commercial sale of the FAK Products in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to us that covers the Product in that country.

OFF‑BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under Securities and Exchange Commission rules.

TAX LOSS CARRYFORWARDS

As of December 31, 2017, we had federal and state net operating loss carryforwards of $237.0 million and $235.9 million, respectively, which are available to reduce future taxable income. We also had federal and state tax credits of $14.1 million and $1.7 million, respectively, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2037. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three‑year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2017, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards of $85.8 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.  ASU 2017-03 clarifies the SEC staff’s expectations about the extent of disclosures that a registrant is expected to provide regarding the impact that the adoption of ASUs 2014-09 (Revenue from Contracts with Customers), 2016-02 (Leases) and 2016-13 (Measurement of Credit Losses on Financial Instruments) will have on its financial statements.  It also conforms SEC guidance on accounting for tax benefits resulting from investments in affordable housing projects to the guidance in ASU 2014-01, Investments -Equity Method and Joint Ventures (Topic 323).  The guidance under this ASU was effective upon issuance and did not have a material impact on our disclosures.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 updates ASU 2015-02. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. ASU 2016-17 was effective for annual and interim periods beginning after December 15, 2016. We adopted this standard effective January 1, 2017.  The adoption of this ASU did not have an effect on our consolidated financial statements or disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 simplifies the accounting for share-based compensation arrangements, including the accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The standard was effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.  We adopted ASU 2016-09 effective January 1, 2017.  Upon adoption, we elected to begin accounting for forfeitures as they occur, rather than estimating a forfeiture rate, and recorded an immaterial cumulative-effect adjustment to opening accumulated deficit.  Also upon adoption, we recognized all previously unrecognized tax benefits, which would have resulted in the recognition of an immaterial cumulative-effect adjustment to opening accumulated deficit; however, these unrecognized tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance.  Therefore, the recognition of these benefits had no net cumulative-effect on opening accumulated deficit upon adoption.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $86.7 million and $80.9 million as of December 31, 2017 and 2016, respectively, consisting of cash, U.S. Government money market funds, overnight repurchase agreements collateralized by government agency securities or U.S. Treasury securities, corporate bonds and commercial paper of publicly traded companies.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short‑term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2017, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of December 31, 2017, we have borrowed $15.0 million under the Amended Loan Agreement. The Amended Loan Agreement bears interest per annum equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  Changes in interest rates can cause interest charges to fluctuate under the Amended Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the year ended December 31, 2017.

Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F‑1 through F‑26 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP), and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verastem, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Verastem, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Verastem, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 13, 2018 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 13, 2018

Item 9B.  Other Information

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each of our directors and executive officers as of February 28, 2018.

Name	Age	Position
Robert Forrester	54	President, Chief Executive Officer and Director
Michael Kauffman, M.D., Ph.D.	54	Lead Director
Timothy Barberich	70	Director
Alison Lawton	56	Director
S. Louise Phanstiel	59	Director
Eric Rowinsky, M.D.	61	Director
Brian Stuglik, R.Ph.	58	Director
Bruce Wendel	64	Director
Steven Bloom	57	Chief Strategy Officer
Julie B. Feder	47	Chief Financial Officer
Diep Le, M.D., Ph.D.	50	Chief Medical Officer
Joseph Lobacki	59	Chief Commercial Officer
Daniel Paterson	57	Chief Operating Officer

Robert Forrester, age 54, is a Class III director who has served as a member of our Board of Directors since July 2013. Mr. Forrester has served as our Chief Executive Officer since July 2013, as our Chief Operating Officer from March 2011 until July 2013 and as our President since January 2013. Mr. Forrester has previously held executive level positions at both private and public life sciences companies. Prior to joining us, Mr. Forrester served as Chief Operating Officer of Forma Therapeutics, Inc. from 2010 until 2011. Previously, he served as Interim President and Chief Executive Officer of CombinatoRx, Inc. from 2009 until 2010 and as its Executive Vice President and Chief Financial Officer from 2004 to 2009. Mr. Forrester served as Senior Vice President, Finance and Corporate Development at Coley Pharmaceuticals Group, Inc. from 2000 to 2003. Prior to his operating roles, Mr. Forrester was a managing director of the Proprietary Investment Group at MeesPierson, part of the Fortis Group, investing in life science companies. Prior to MeesPierson, Mr. Forrester worked for the investment banks, BZW (now Barclays Capital) and UBS, in the corporate finance groups undertaking mergers and acquisitions and public and private financing transactions. Mr. Forrester started his career as a lawyer with Clifford Chance in London and Singapore. He earned his LL.B. from Bristol University in England. The Board of Directors believes that Mr. Forrester’s qualifications to sit on the Board include his previous experience serving in leadership positions within the biopharmaceutical industry and his position as our President and Chief Executive Officer.

Michael Kauffman M.D., age 54, is a Class I director who has served as a member of our Board of Directors since November 2012. Dr. Kauffman has been the President and Chief Executive Officer of Karyopharm Therapeutics Inc., a publicly traded biotechnology company, since January 2011 and was a Science Advisor to Bessemer Venture Partners from 2008 to 2011. Dr. Kauffman was the Chief Medical Officer of Onyx Pharmaceuticals, Inc., a publicly traded biotechnology company, from November 2009 until December 2010. Dr. Kauffman was the Chief Medical Officer of Proteolix, Inc., a privately held pharmaceutical company, from April 2009 until November 2009, when it was acquired by Onyx. From September 2002 until July 2008, Dr. Kauffman was the President and Chief Executive Officer of EPIX Pharmaceuticals, Inc., a publicly traded biotechnology company that underwent liquidation proceedings in 2009. Dr. Kauffman joined Predix Pharmaceuticals, Inc., the predecessor to EPIX, in September 2002, as President and Chief Executive Officer. From 1997 to 2002, he held a number of senior medical and program leadership positions at Millennium Pharmaceuticals, Inc., then a publicly traded biotechnology company, including Vice President, Medicine and VELCADE Program Leader as well as co-founder and Vice President of Medicine at Millennium Predictive Medicine, a wholly-owned subsidiary of Millennium. Dr. Kauffman also served as Medical Director at Biogen Corporation (now Biogen Inc., a publicly traded biotechnology company). Dr. Kauffman has served on the board of directors of Zalicus, Inc., on the board of directors of Karyopharm since January 2011, on the board of directors or Infinity Pharmaceuticals, Inc., and on the board of directors of Kezar Life Sciences Inc. Dr. Kauffman received an M.D. and Ph.D. in molecular biology and biochemistry from Johns Hopkins University and holds a B.A. in biochemistry from Amherst College. Dr. Kauffman trained in Internal Medicine at Beth Israel Deaconess and Massachusetts General Hospitals. He is board certified in internal medicine. The Board of Directors believes that Dr. Kauffman’s qualifications to sit on the Board include the combination of his significant business, clinical development and leadership experience at public life sciences companies and his medical and scientific background.

Timothy Barberich, age 70, is a Class II director who has served as a member of our Board of Directors since March 2014. Mr. Barberich is founder and former Chairman and Chief Executive Officer of Sepracor Inc., a publicly traded, research-based, pharmaceutical company based in Marlborough, Massachusetts, which was acquired by Dainippon Sumitomo Pharma Co., Ltd. in 2009. He founded Sepracor in 1984 and served as Chief Executive Officer from 1984 to May 2007 and as Chairman of the Board from 1990 to 2009. Mr. Barberich has been Chairman of BioNevia Pharmaceuticals since June 2008 and Chief Executive Officer since 2014. He currently serves on the board of directors of publicly traded GI Dynamics, and on the board of directors of the privately held company, Frequency Therapeutics, Inc. He has also served on the boards of directors of Neurovance Inc. until it was acquired by Otsuka Pharmaceutical Co., Ltd. in 2017, Inotek Pharmaceuticals, Inc., HeartWare, International, Inc., Tokai Pharmaceuticals, BioSphere Medical, Inc. and GeminX Pharmaceuticals. Mr. Barberich has also served on the board of trustees of Boston Medical Center and the board of the Pharmaceutical Research and Manufacturers’ Association (PhRMA). Prior to founding Sepracor, Mr. Barberich spent 10 years as a senior executive at Bedford, Massachusetts-based Millipore Corporation. Mr. Barberich is a graduate of Kings College and holds a Bachelor’s of Science degree in Chemistry. The Board of Directors believes that Mr. Barberich’s qualifications to sit on the Board include his significant experience in the development and commercialization of pharmaceutical products, his leadership experience at other pharmaceutical companies and his service on other boards of directors.

Alison Lawton, age 56, is a Class II director who has served as a member of our Board of Directors since November 2012. Ms. Lawton has been the President and Chief Operating Officer at Kaleidon Biosciences, Inc. since December 2017.  Prior to this, Ms. Lawton served as the Chief Operating Officer at Aura Biosciences January 2015 to December 2017, and was Chief Operating Officer of OvaScience, Inc., a publicly traded life sciences company, from January 2013 until December 2013. From 1991 to 2012, Ms. Lawton worked at various positions of increasing responsibility at Genzyme Corporation (Genzyme) and subsequently at Sanofi-Aventis, following its 2011 acquisition of Genzyme, each a global biopharmaceutical company. Ms. Lawton served as head of Genzyme Biosurgery, where she was responsible for Genzyme’s global orthopedics, surgical and cell therapy and regenerative medicine businesses. Prior to that, Ms. Lawton oversaw Global Market Access at Genzyme, which included Global Regulatory Affairs, Global Health Outcomes and Strategic Pricing, Global Public Policy, and Global Product Safety & Risk Management. Before joining Genzyme, Ms. Lawton worked for seven years in the United Kingdom at Parke-Davis, a pharmaceutical company. Ms. Lawton serves on the board of directors of ProQR Therapeutics a publicly traded biopharmaceutical companies. She also served on the boards of directors of CoLucid Pharmaceuticals, Inc., until its acquisition by Eli Lilly in 2017, and Cubist Pharmaceuticals for three years until its acquisition by Merck & Co., Inc. in 2015. Ms. Lawton also serves on the Scientific Advisory Board of the private biotechnology company X4 Pharmaceuticals. She is a former President and Chair of the Board of Regulatory Affairs Professional Society and former FDA Advisory Committee member for Cell and Gene Therapy Committee. The Board of Directors believes that Ms. Lawton’s qualifications to sit on the Board include significant operational, international, regulatory and senior management experience within the pharmaceutical and biotechnology industries and her experience serving on boards of directors within the industry.

S. Louise Phanstiel, age 59, is a Class I director who has served as a member of our Board of Directors since September 2012. Ms. Phanstiel held several important positions at WellPoint, Inc. from 1996 to 2007, including President, Specialty Products (2003 to 2007), Senior Vice President, Chief of Staff and Corporate Planning in the Office of the Chairman (2000 to 2003), and Senior Vice President, Chief Accounting Officer, Controller, and Chief Financial Officer for all WellPoint, Inc. subsidiaries, including Blue Cross of California (1996 to 2000). Previously, Ms. Phanstiel was a partner at the international services firm of Coopers & Lybrand, where she served clients in life and property/casualty insurance, high technology, and higher education. Ms. Phanstiel has served on the board of directors of Myriad Genetics since September 2009, and formerly served on the boards of directors of Inveresk Research Group, Inc. and Charles River Laboratories, Inc. Ms. Phanstiel received a B.A. degree in Accounting from Golden Gate University and is a Certified Public Accountant. The Board of Directors

believes that Ms. Phanstiel’s qualifications to sit on the Board include her significant financial, investment, and management expertise, and her experience managing and serving as a director of publicly traded companies.

Eric Rowinsky, age 61, is a Class I director who has served as a member of our Board of Directors since May 2017.  Dr. Rowinsky has been the Executive Director and President of RGenix, Inc., since June 2016.  He also has served as the Chief Scientific Officer of Clearpath Development Co. since June 2016.  Prior to this, Dr. Rowinsky served as the Head of Research and Development, Chief Medical Officer and Executive Vice President of Stemline Therapeutics, Inc. from February 2011 to January 2016.  In 2010, Dr. Rowinsky co-founded Primrose Therapeutics and became its Chief Executive Officer until it was acquired in 2011. From 2005 to 2010, he served as the Chief Medical Officer and Executive Vice President of Clinical Development and Regulatory Affairs of ImClone Systems Incorporated, a life sciences company focused on monoclonal antibodies, which was acquired by Eli Lilly. Previous to that, Dr. Rowinsky held several positions at the Cancer Therapy and Research Center's Institute of Drug Development, including Director of the Institute and SBC Endowed Chair for Early Drug Development. Prior to that, he served as Clinical Professor of Medicine in the Division of Medical Oncology at the University of Texas Health Science Center at San Antonio and as Associate Professor of Oncology at the Johns Hopkins University School of Medicine.  Dr. Rowinsky has served on the boards of directors of Biogen Idec, Inc., Navidea, and Fortress Biosciences, Inc., all public life sciences companies since 2010, and formerly served on the board of directors of BIND Therapeutics, a life-science company acquired by Pfizer.  Dr. Rowinsky received a B.A. degree in Liberal Arts from New York University and earned his M.D. from Vanderbilt University.  The Board of Directors believes that Dr. Rowinsky’s qualifications to sit on the Board include his extensive research and drug development experience, oncology expertise, corporate strategy, and broad scientific and medical knowledge.

Brian Stuglik R.Ph., age 58, is a Class II director who has served as a member of our Board of Directors since September 2017.  Mr. Stuglik founded Proventus Health Solutions in January 2016 and has over three decades of experience in U.S. and international pharmaceutical development, product strategy, and commercialization.  Prior to founding Proventus Health Solutions, Mr. Stuglik served as the Vice President and Chief Marketing Officer for the Oncology division of Eli Lilly and Company from 2009 to December 2015.  Mr. Stuglik received a Bachelor of Science in Pharmacy from Purdue University and holds memberships in the American Society of Clinical Oncology, the American Association of Cancer Research, and the International Association for the Study of Lung Cancer.  The Board of Directors believes that Mr. Stuglik’s qualifications to sit on the Board include his extensive experience in pharmaceutical development, product strategy and commercialization.

Bruce Wendel, age 64, is a Class III director who has served as a member of our Board of Directors since June 2016. Mr. Wendel has been Chief Strategic Officer of Hepalink USA, the U.S. subsidiary of Shenzhen Hepalink Pharmaceutical Company, since June 2012. Prior to this, Mr. Wendel served as Vice Chairman and Chief Executive Officer of Abraxis BioScience, LLC, from January 2010 to December 2010, where he oversaw the development and commercialization of Abraxane®. He also led the negotiations that culminated in the acquisition of Abraxis by Celgene in a deal valued at over $2.9 billion. Prior to Abraxis, Mr. Wendel served in business and corporate development roles of increasing responsibility at American Pharmaceutical Partners, IVAX Corporation and Bristol-Myers Squibb. Mr. Wendel currently serves on the board of directors of ProMetic Life Sciences, Inc., a publicly traded biopharmaceutical company. Mr. Wendel earned a juris doctorate degree from Georgetown University Law School, and a B.S. from Cornell University. The Board of Directors believes that Mr. Wendel's qualifications to sit on the Board include his experience building companies and bringing oncology drugs to the market, his oversight of the development and commercialization of Abraxane®, and his life sciences industry experience and knowledge.

Steven Bloom, age 57, has served as our Chief Strategy Officer since December 2017, our Senior Vice President of Corporate Development from January 2017 to November 2017 and as our Vice President of Commercial Planning and External Affairs from January 2015 until January 2017. Prior to joining us in March 2014, Mr. Bloom served as Senior Vice President at Ziopharm Oncology from March 2008 to March 2014. Before joining Ziopharm, Mr. Bloom was Vice President for the health informatics company Pharmetrics and spent the first 19 years of his career at Eli Lilly and Company in leadership roles in marketing, sales and corporate affairs.

Julie B. Feder, age 47, has served as our Chief Financial Officer since July 2017.  Prior to joining us, Ms. Feder served as the Chief Financial Officer for the Clinton Health Access Initiative (CHAI) from September 2011 to July 2017.  Prior to joining CHAI, Ms. Feder spent three years at Genzyme Corporation, first as Vice President of

Internal Audit and also as Finance Integration Leader. In these roles, she managed the day-to-day operations of Genzyme’s global internal audit function, while leading the Genzyme Global Finance integration into Sanofi’s organization following Sanofi’s acquisition of Genzyme.

Diep Le, M.D., Ph.D., age 50, has served as our Chief Medical Officer since October 2017.  Prior to joining us, Dr. Le served as the Vice President, Immuno-Oncology Innovative Medicines at MedImmune (a subsidiary of AstraZeneca) from October 2015 to June 2017 and led the product development teams for multiple high-priority immuno-oncology assets. Prior to that, Dr. Le served as the Executive Director and Global Clinical Program Lead at Novartis Oncology from October 2013 to October 2015, and various roles of increasing responsibility at GlaxoSmithKline from June 2009 to October 2013, where she led the MEK inhibitor, trametinib (Mekinist™), from the first-in-human studies to FDA approval.

Joseph Lobacki, age 59, has served as our Chief Commercial Officer since January 2018.  Prior to joining us, Mr. Lobacki served as the Chief Operating Officer of Finch Therapeutics Group from November 2016 to December 2017, the Chief Commercial Officer and Executive Council Member of Medivation, Inc. from December 2014 to October 2016, and as the General Manager of Oncology at Idera Pharmaceuticals from April 2014 to December 2014.  Prior to that Mr. Lobacki served as a commercial and business operations consultant for biotechnology companies from June 2012 to April 2014 and as the Senior Vice President and Chief Commercial Officer of Micromet Inc., where he oversaw commercial activities including medical affairs and strategic marketing.

Daniel Paterson, age 57, has served as our Chief Operating Officer since December 2014, our Chief Business Officer from July 2013 to December 2014 and as our Vice President, Head of Corporate Development and Diagnostics from March 2012 until July 2013. Prior to joining us in March 2012, Mr. Paterson was a consultant in 2011. From 2009 through 2010, Mr. Paterson was the Chief Operating Officer of On-Q-ity. Mr. Paterson was the President and Chief Executive Officer of The DNA Repair Company from 2006 until 2009, when it was acquired by On-Q-ity. Previously, he held senior level positions at IMS Health, CareTools, OnCare, and Axion.

 Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, executive officers and beneficial owners of more than 10% of our common stock are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission (SEC). We believe that, during the year ended December 31, 2017, our directors, executive officers and beneficial owners of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.

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

Nominating and corporate governance committee

The members of our nominating and corporate governance committee are Timothy Barberich, Eric Rowinsky and Bruce Wendel.

Compensation committee

The members of our compensation committee are Alison Lawton, Michael Kauffman, and Brian Stuglik.

ITEM 11.  EXECUTIVE COMPENSATION

NAMED EXECUTIVE OFFICER COMPENSATION,

COMPENSATION DISCUSSION AND ANALYSIS

Our named executive officers for the fiscal year ended December 31, 2017 were:

•	Robert Forrester, our President and Chief Executive Officer;
•	Julie B. Feder, our Chief Financial Officer; and
•	Diep Le, M.D., Ph.D., our Chief Medical Officer.

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named executive officers.

					Option	Non-Equity	All Other
					Awards	Incentive	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		($)(1)	Plans ($)(2)	($)(3)	Total ($)
Robert Forrester	2017	535,000	—		294,804	321,000	15,014	1,165,818
Chief Executive Officer	2016	525,000	—		245,844	321,000	12,690	1,104,534
Julie B. Feder (4)	2017	150,385	—		878,024	60,000	6,708	1,095,117
Chief Financial Officer
Diep Le, M.D. Ph.D. (5)	2017	76,923	95,000	(6)	1,125,863	40,000	3,365	1,341,151
Chief Medical Officer

(1)

The amounts reflect the aggregate grant date fair value of option awards granted during the year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718 (FASB ASC Topic 718). For information regarding assumptions underlying the value of stock awards, see Note 7 to our financial statements and the discussion under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock-Based Compensation,” of this Annual Report on Form 10-K for the year ended December 31, 2017.

(2)

The amounts shown for non-equity incentive plan compensation represent amounts earned for the fiscal years ended December 31, 2017 and 2016.  Amounts earned for 2017 were paid in 2018, and amounts earned in 2016 were paid in 2017.

(3)

The amounts shown represent the sum of 401(k) contributions, Health Savings Account contributions, and the dollar value of life insurance premiums paid by the Company for the applicable named executive officer.

(4)	Ms. Feder has served as our Chief Financial Officer since July 10, 2017.
(5)	Dr. Le has served as our Chief Medical Officer since October 9, 2017.
(6)	The amount reflects a one-time sign-on bonus of $95,000 paid to Dr. Le.

Narrative Discussion of Summary Compensation Table

Employment Agreements

We have entered into an employment agreement with each of our named executive officers. Each of the employment agreements provides that employment will continue for an indefinite period until either the Company or the employee provides written notice of termination in accordance with the terms of the agreement.

Robert Forrester

Pursuant to his amended and restated employment agreement, as of July 1, 2013, Mr. Forrester was entitled to an initial base salary of $490,000, subject to increase from time to time by the Board of Directors. As of January 1, 2018, Mr. Forrester’s annual base salary is $555,000. Mr. Forrester is eligible to receive a bonus of 60% of his current annual base salary. Subject to Mr. Forrester’s execution of an effective release of claims, Mr. Forrester would be entitled to the severance payments described below if we terminate his employment without cause, as defined in his employment agreement, or if Mr. Forrester terminates his employment for good reason, as defined in his employment agreement.

If Mr. Forrester’s employment is terminated by us without cause or by Mr. Forrester for good reason, absent a change in control, as defined in his employment agreement, we would be obligated, (1) to pay Mr. Forrester his base salary for a period of 12 months following the termination of his employment, (2) to accelerate the vesting of the portion of any equity awards granted prior to the date of his amended and restated employment agreement that, by their terms, vest only based on the passage of time and that would have vested during the 12-month period following the termination of his employment, (3) to pay Mr. Forrester any bonus which has been awarded, but not yet paid on the date of termination and (4) if Mr. Forrester exercises his right to continue participation in our health and dental plans under the federal law known as COBRA, to pay Mr. Forrester a monthly cash amount equal to the full premium cost of that participation for 12 months following such termination of employment (or, if earlier, until the time when Mr. Forrester becomes eligible to enroll in the health or dental plan of a new employer).

If Mr. Forrester’s employment is terminated by us without cause or by Mr. Forrester for good reason, in each case within 90 days prior to, or within one year following, a change in control, we would be obligated (1) to pay Mr. Forrester a lump sum amount equal to two times the sum of his then-current annual base salary plus an amount equal to his target bonus, (2) to accelerate the vesting of all outstanding equity awards that, by their terms, vest only based on the passage of time, (3) to pay Mr. Forrester any bonus which has been awarded, but not yet paid on the date of termination and (4) if Mr. Forrester exercises his right to continue participation in our health and dental plans under the federal law known as COBRA, to pay Mr. Forrester a monthly cash amount equal to the full premium cost of that participation for 24 months following such termination of employment (or, if earlier, until the time when provided that such benefits shall end when Mr. Forrester becomes eligible to enroll in the health or dental plan of a new employer).

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

Julie B. Feder

Pursuant to her employment agreement, Ms. Feder was entitled to an initial base salary of $340,000, subject to increase from time to time by the Board of Directors. As of January 1, 2018, Ms. Feder’s annual base salary is $355,000. Ms. Feder is also eligible to receive a bonus of 35% of her current annual base salary. Subject to Ms. Feder’s execution of an effective release of claims, Ms. Feder would be entitled to the severance payments described below if we terminate her employment without cause, as defined in her employment agreement, or if Ms. Feder terminates her employment for good reason, as defined in her employment agreement.

If Ms. Feder’s employment is terminated by us without cause or by Ms. Feder for good reason, absent a change in control, as defined in her employment agreement, we would be obligated (1) to pay Ms. Feder her base salary for a period of nine months following such termination of employment, (2) to pay Ms. Feder any bonus which has been awarded, but not yet paid on the date of termination and (3) if Ms. Feder exercises her right to continue participation in our health and dental plans under the federal law known as COBRA, to pay Ms. Feder a monthly cash amount equal to the full premium cost of that participation for nine months following such termination of employment (or, if earlier, until the time when Ms. Feder becomes eligible to enroll in the health or dental plan of a new employer).

If Ms. Feder’s employment is terminated by us without cause or by Ms. Feder for good reason, in each case within 90 days prior to, or within 18 months following, a change in control, we would be obligated (1) to pay Ms. Feder a lump sum amount equal to 12 months of her then-current annual base salary, (2) to accelerate the vesting of all outstanding equity awards that, by their terms, vest only based on the passage of time, (3) if Ms. Feder exercises her right to continue participation in our health and dental plans under the federal law known as COBRA, to pay Ms. Feder a monthly cash amount equal to the full premium cost of that participation for 12 months following such termination of employment (or, if earlier, until the time when Ms. Feder becomes eligible to enroll in the health or dental plan of a new employer) and (4) to pay any bonus which has been awarded, but not yet paid on the date of termination.

Diep Le, M.D., Ph.D.

Pursuant to her employment agreement, Dr. Le was entitled to an initial base salary of $400,000, subject to increase from time to time by the Board of Directors, and a one-time sign-on bonus of $95,000 that will be earned on the second anniversary of her hire date, but was paid during 2017. If Dr. Le resigns before the second anniversary of her hire date, she must repay the sign-on bonus in full. Dr. Le is also entitled to payment or reimbursement of moving expenses up to $50,000 associated with relocating to the Boston area, and for reasonable and customary commuting expenses prior to such relocation. As of January 1, 2018, Dr. Le’s annual base salary is $400,000. Dr. Le is also eligible to receive a bonus of 40% of her current annual base salary.  Subject to Dr. Le’s execution of an effective release of claims, Dr. Le would be entitled to the severance payments described below if we terminate her employment without cause, as defined in her employment agreement, or if Dr. Le terminates her employment for good reason, as defined in her employment agreement.

If Dr. Le’s employment is terminated by us without cause or by Dr. Le for good reason, absent a change in control, as defined in her employment agreement, we would be obligated (1) to pay Dr. Le her base salary for a period of nine months following such termination of employment, or if the termination occurs prior to Dr. Le’s relocation to Massachusetts, her then-current annual base salary for a period of one month for each full month that has elapsed between the effective date of her employment agreement and the termination date, up to a maximum of nine months, (2) payment of bonus which has been awarded, but not yet paid on the date of termination and (3) if Dr. Le exercises her right to continue participation in our health and dental plans under the federal law known as COBRA, to pay Dr. Le a monthly cash amount equal to the full premium cost of that participation fora period commensurate with the period over which Dr. Le is entitled to receive salary payments following such termination

(or, if earlier, until the time when Dr. Le becomes eligible to enroll in the health or dental plan of a new employer).

If Dr. Le’s employment is terminated by us without cause or by Dr. Le for good reason, in each case within 90 days prior to, or within 18 months following, a change in control, we would be obligated (1) to pay Dr. Le a lump sum amount equal to 12 months of her then-current annual base salary, (2) to accelerate the vesting of all outstanding equity awards that, by their terms, vest only based on the passage of time, (3) if Dr. Le exercises her right to continue participation in our health and dental plans under the federal law known as COBRA, to pay Dr. Le a monthly cash amount equal to the full premium cost of that participation for 12 months following such termination of employment (or, if earlier, until the time when Dr. Le becomes eligible to enroll in the health or dental plan of a new employer) and (4) to pay any bonus which has been awarded, but not yet paid on the date of termination.

Pension Benefits and Deferred Compensation

We maintain a defined contribution employee retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(a) of the Internal Revenue Code. Employee contributions may be made on a pre-tax basis or after-tax (Roth) basis. The 401(k) plan provides for employer matching contributions equal to (1) 100% of employee deferral contributions up to a deferral rate of 3% of eligible compensation plus (2) 50% of employee deferral contributions up to a deferral rate of an additional 2% of eligible compensation.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by each of our named executive officers that were outstanding as of December 31, 2017.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options	Options		Exercise	Expiration
Name	Exercisable (#)	Unexercisable (#)		Price ($)	Date
Robert Forrester
	250,000	—	(1)	9.85	1/15/2023
	50,000	—	(2)	14.18	9/17/2023
	250,000	—	(3)	13.59	1/7/2024
	250,000	—	(4)	13.59	1/7/2024
	185,963	84,525	(5)	9.19	1/8/2025
	268,000	—	(6)	2.13	11/8/2025
	132,000	—	(7)	1.86	1/1/2026
	100,000	—	(8)	1.37	6/14/2026
	—	360,000	(9)	1.20	1/9/2027
Julie B. Feder
	—	370,000	(10)	3.45	7/10/2027
Diep Le, M.D.
	—	300,000	(11)	4.63	10/9/2027
	—	70,000	(12)	4.63	10/9/2027

(1)

This option was granted on January 15, 2013. The option vested as to 25% of the shares underlying the option on the first anniversary of the grant date and, thereafter, as to 6.25% of the shares underlying the option at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.

(2)

This option was granted on September 17, 2013. The option vested as to 6.25% of the shares underlying the option on October 1, 2013 and, thereafter, as to 6.25% of the shares underlying the option at the end of each successive three-month period until July 1, 2017.

(3)	This option was granted on January 7, 2014. The option vested as to 25% of the shares underlying the option on

July 1, 2014 and, thereafter, as to 6.25% of the shares underlying the option on the last day of each calendar quarter after such date, through June 30, 2017.
(4)

This option was granted on January 7, 2014. The option vested as to 25% of the shares underlying the option on the first anniversary of the grant date and, thereafter, as to 6.25% of the shares underlying the option on the last day of each calendar quarter after such date, through December 31, 2017.

(5)

This option was granted on January 8, 2015. The option vests as to 25% of the shares underlying the option on the first anniversary of the grant date and, thereafter, as to 6.25% of the shares underlying the option at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.

(6)

This option was granted on November 9, 2015. The option vested as to 50% of the shares underlying the option on the first anniversary of the grant date and, thereafter, as to the remaining 50% of the shares underlying the option on the second anniversary of the grant date.

(7)

This option was granted on January 1, 2016. The option vested as to 50% of the shares underlying the option on November 9, 2016 and, thereafter, as to the remaining 50% of the shares underlying the option on November 9, 2017.

(8)

This option was granted on June 14, 2016. The option vested as to 50% of the shares underlying the option upon satisfaction of a certain performance milestone by June 2017, and as to the remaining 50% of the shares underlying the option upon satisfaction of a certain performance milestone in September 2017.

(9)

This option was granted on January 9, 2017.  The option vests as to 25% of the shares underlying the option on the first anniversary of the grant date and, thereafter, as to 6.25% of the shares underlying the option at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.

(10)

This option was granted on July 10, 2017.  The option vests as to 25% of the shares underlying the option on the first anniversary of the grant date and, thereafter, as to 6.25% of the shares underlying the option at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.

(11)

This option was granted on October 9, 2017.  The option vests as to 25% of the shares underlying the option on the first anniversary of the grant date and, thereafter, as to 6.25% of the shares underlying the option at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.

(12)	This option was granted on October 9, 2017. The option vests as to 100% of the shares underlying the option upon satisfaction of a certain performance milestone.

DIRECTOR COMPENSATION

Director Compensation

The following table summarizes the compensation paid to or earned by our directors during the year ended December 31, 2017:

	Fees Earned	Option
	or Paid in	Awards
Name	Cash ($)	($)(1)(2)	Total ($)
Timothy Barberich	53,000	35,742	88,742
Paul Friedman, M.D. (3)	16,125	—	16,125
Michael Kauffman, M.D., Ph.D.	79,000	35,742	114,742
Alison Lawton	55,000	35,742	90,742
S. Louise Phanstiel	60,000	35,742	95,742
Eric Rowinsky, M.D.	33,125	71,483	104,608
Brian Stuglik, R.Ph.	14,831	168,776	183,607
Bruce Wendel	49,320	35,742	85,062

(1)

Amounts shown represent the aggregate grant date fair value of stock option awards granted to the director and calculated in accordance with FASB ASC Topic 718. For information regarding assumptions underlying the value of stock awards, see Note 7 to our financial statements and the discussion under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock-Based Compensation,” of this Annual Report on Form 10-K for the year ended December 31, 2017.

(2)

The number of stock options awarded to any non-employee director who received a grant during 2017 was 25,000, with the exception of Dr. Rowinsky and Mr. Stuglik who each received 50,000 stock options as a result of their new appointments to our Board of Directors

(3)	Dr. Friedman resigned from our Board of Directors effective April 27, 2017.

The following table sets forth, as of December 31, 2017, the aggregate number of exercisable and unexercisable stock option awards held by our directors:

	Option Awards
Name	Exercisable (#)	Unexercisable (#)	Total (#)
Timothy Barberich	110,099	12,498	122,597
Michael Kauffman, M.D., Ph.D.	124,478	12,498	136,976
Alison Lawton	124,478	12,498	136,976
S. Louise Phanstiel	126,841	12,498	139,339
Eric Rowinsky, M.D.	25,002	24,998	50,000
Brian Stuglik, R.Ph.	12,501	37,499	50,000
Bruce Wendel	62,502	12,498	75,000

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

In addition, our non-employee directors receive stock options as compensation for their service on our Board of Directors. Newly appointed non-employee directors receive a one-time initial award of options to purchase 50,000 shares of our common stock, which vest monthly over a one-year period subject to the director’s continued service on the Board of Directors. Thereafter, each non-employee director who was serving on the Board of Directors as of the prior year’s annual meeting of the Company’s shareholders, receives an annual award of options to purchase shares of our common stock, which vest monthly over a one-year period, subject to the director’s continued service on the Board of Directors (Annual Grant). Additionally, each non-employee director who has served 12 months on the Board of Directors as of the date of the annual meeting of the Company’s shareholders, but has not yet received an Annual Grant also receives a pro-rated grant (based on the Annual Grant for such year) to reflect the time such director has served on the Board of Directors since the 12-month anniversary of the commencement of such director’s service, which vests monthly over a one-year period, subject to the director’s continued service on the Board of Directors. In 2017, the Annual Grant consisted of options to purchase 25,000 shares of our common stock.

Mr. Forrester, our President and Chief Executive Officer, does not receive compensation for his service as a director. Mr. Forrester’s compensation is described under the heading “Executive Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table contains information about our equity compensation plans as of December 31, 2017.

	Number of securities	Weighted-
	to be issued upon	average exercise	Number of securities
	exercise of	price of	remaining available
	outstanding stock	outstanding options,	for future issuance
	options, warrants and	warrants and	under equity
Plan category	rights	rights	compensation plans
Equity compensation plans approved by security holders(1)	7,609,728	$5.40	654,630	(3)
Equity compensation plans not approved by security holders(2)	1,110,250	$3.75	2,506,000

(1)	Includes information regarding our 2010 Equity Incentive Plan and 2012 Incentive Plan.
(2)

In December 2014, the Board of Directors has authorized and reserved 750,000 shares of common stock that may be issued pursuant to stock options granted or to be granted to new employees in accordance with Nasdaq Listing Rule 5635(c)(4), as an inducement material to such employees entering into employment with the Company. The terms of these stock options are consistent with stock options granted under the Company’s 2012 Incentive Plan.  As of December 31, 2017, 1,324,000 shares had been granted, 138,750 shares had been exercised and 75,000 shares had been cancelled under this program. In December 2017, the Board of Directors authorized and reserved 2,500,000 additional shares of common stock that may be issued pursuant to stock options granted or to be granted to new employees in accordance with Nasdaq Listing Rule 5635(c)(4), as an inducement material to such employees entering into employment with the Company.

(3)	Does not include 1,285,714 shares added to the 2012 Incentive Plan under the evergreen provision on January 1, 2018.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

The following table sets forth certain information as of February 28, 2018 (unless otherwise specified), with respect to the beneficial ownership of our common stock by each person who is known to own beneficially more than 5% of the outstanding shares of common stock, each person currently serving as a director, each nominee for director, each named executive officer (as set forth in the Summary Compensation Table above), and all directors and executive officers as a group.

Shares of common stock subject to options, RSUs or other rights to purchase which are now exercisable or are exercisable within 60 days after February 28, 2018 are to be considered outstanding for purposes of computing the percentage ownership of the persons holding these options or other rights but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person. As of February 28, 2018, there were 50,800,908 shares of common stock outstanding.

	Number of shares	Percentage of shares
Name and address of beneficial owner	beneficially owned	beneficially owned
5% stockholders:
BVF, Inc. (1)	2,737,000	5.39%
1 Sansome Street, 30th Floor
San Francisco, CA 94104
Directors and Executive Officers
Robert Forrester (2)	1,851,007	3.53%
Julie B. Feder	—	—
Diep Le, M.D.	—	—
Timothy Barberich (3)	248,431	*
Michael Kauffman, M.D., Ph.D. (4)	132,810	*
Alison Lawton (5)	135,310	*
S. Louise Phanstiel (6)	161,673	*
Eric Rowinsky, M.D. (7)	41,668	*
Brian Stuglik, R. Ph. (8)	29,169	*
Bruce Wendel (9)	70,834	*
All executive officers and directors as a group (Thirteen persons) (10)	3,822,398	7.06%

*Represents beneficial ownership of less than one percent of our outstanding common stock.

(1)

Information is based on a Schedule 13G filed with the SEC on January 26, 2018 by Biotechnology Value Fund, L.P. (BVF), Biotechnology Fund II, L.P (BVF2), Biotechnology Value Trading Fund OS LP (Trading Fund OS), BVF Partners OS Ltd. (Partners OS), BVF Partners LP (Partners), BVF Inc. and Mark N. Lampert (Mr. Lampert), reporting as of January 16, 2018. According to the Schedule 13G, (i) BVF beneficially owns 1,293,127 shares of common stock, (ii) BVF2 beneficially owns 863,522 shares of common stock, and (iii) Trading Fund OS beneficially owns 221,646 shares of common stock.  Partner OS, as general partner of Trading Fund OF, may be deemed to beneficially own the 221,646 shares owned by Trading Fund OS.  Partners, as the general partner of BVF, BVF2, the investment manager of Trading Fund OS, and the sole member of Partner OS, may be deemed to beneficially own the 2,737,000 shares of common stock owned by aggregate by BVF, BVF2, Trading Fund OS, and certain Partners management account, including 358,705 shares of common stock owned.  BVF Inc., as the general partner of Partners, and Mr. Lampert as a director and officer of BVF Inc. may be deemed to beneficially own the 2,737,000 shares of common stock owned by Partners.  The address for these entities is listed in the Schedule 13G as 1 Sansome Street, 30th Floor, San Francisco, CA  94104.

(2)

Consists of 9,000 shares of common stock held by the Claudia Forrester 2001 Trust, 9,000 shares of common stock held by the Iona Forrester 2001 Trust and 200,734 shares of common stock held by Mr. Forrester and 1,632,273 shares of common stock issuable upon the exercise of stock options within 60 days of February 28,

2018.
(3)	Consists of 130,000 shares of common stock held by Mr. Barberich and 118,431 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2018.
(4)	Consists of 132,810 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2018.
(5)	Consists of 2,500 shares of common stock held by Ms. Lawton and 132,810 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2018.
(6)	Consists of 26,500 shares of common stock held by The Phanstiel Trust and 135,173 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2018.
(7)	Consists of 41,668 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2018.
(8)	Consists of 29,169 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2018.
(9)	Consists of 70,834 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2018.
(10)	Includes shares of common stock issuable upon exercise of stock options within 60 days of February 28, 2018.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

We regularly review the services and fees of our independent accountants. These services and fees are also reviewed by the Audit Committee on an annual basis. The aggregate fees billed and accrued for the fiscal years ended December 31, 2017 and 2016 for each of the following categories of services are as follows:

Fee Category	2017 ($)	2016 ($)
Audit Fees	1,086,000	417,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	1,086,000	417,500

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

Item 16.  Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit number	Description of exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10‑K filed by the Registrant on March 30, 2012)

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

10.1#	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on November 3, 2011)

10.2*#	Amended and Restated 2012 Incentive Plan

10.3#

Form of Incentive Stock Option Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.4*#	Form of Incentive Stock Option Agreement under Amended and Restated 2012 Incentive Plan

10.5#

Form of Nonstatutory Stock Option Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.6*#	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2012 Incentive Plan

10.7#

Form of Restricted Stock Unit Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.8#	Amendment to Form of Restricted Stock Unit Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10‑K filed by the Registrant on March 26, 2013)

10.9*#	Form of Restricted Stock Unit Agreement under Amended and Restated 2012 Incentive Plan

10.10#

Form of Inducement Award Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by the Registrant with the Securities and Exchange Commission on December 19, 2014)

10.11*#	Form of Inducement Award Nonstatutory Stock Option Agreement

10.12#

Amended and Restated Employment Agreement between the Registrant and Robert Forrester, dated January 13, 2012 (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.13#

Amended and Restated Employment Agreement between the Registrant and Jonathan Pachter, dated January 13, 2012 (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

10.13#	Form of Indemnification Agreement between the Registrant and each director (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2017)

10.14

Lease Agreement, dated April 15, 2014, between the Registrant and Intercontinental Fund III 117 Kendrick Street LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed by the Registrant on April 18, 2014)

10.15#

Employment Agreement, dated March 1, 2012, between the Registrant and Daniel Paterson (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10‑K filed by the Registrant on March 26, 2013)

10.16†

License Agreement, dated July 11, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q filed by the Registrant on August 13, 2012)

10.17#

Letter Agreement, dated June 6, 2013, by and between the Registrant and Robert Forrester (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q filed by the Registrant on August 13, 2013)

10.18†

Letter Agreement, dated December 7, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10‑K filed by the Registrant on March 6, 2014)

10.19#

Amended and Restated Employment Agreement, dated November 22, 2013, by and between the Registrant and Robert Forrester (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10‑K filed by the Registrant on March 6, 2014)

10.20#

Employment Agreement between the Registrant and Gregory Berk, dated April 15, 2016 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q filed by the Registrant on May 9, 2016)

10.21#

Employment Agreement between the Registrant and Julie B. Feder, dated July 10, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 11, 2017)

10.22#

Employment Agreement between the Registrant and NgocDiep T. Le, dated October 9, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed by the Registrant on November 7, 2017)

10.23#

Separation Agreement between the Registrant and Gregory Berk, effective January 19, 2017 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed by the Registrant on March 23, 2017)

10.24#

Consulting Agreement between the Registrant and Gregory Berk, effective January 20, 2017 (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed by the Registrant on March 23, 2017)

10.25‡

Amended and Restated License Agreement, dated November 1, 2016, by and between the Registrant and Infinity Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by the Registrant on March 23, 2017)

10.26

Loan and Security Agreement, dated March 21, 2017, by and between the Registrant, the Lender (as defined therein) and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by the Registrant on March 23, 2017)

10.27

First Amendment to Loan and Security Agreement, dated January 4, 2018, by and between the Registrant, the Lender (as defined therein) and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 4, 2018)

10.28*	Second Amendment to Loan and Security Agreement, dated March 6, 2018, by and between the Registrant, the Lender (as defined therein) and Hercules Capital, Inc.

10.29*#	Employment Agreement between the Registrant and Joseph Lobacki, dated January 3, 2018

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a)

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

99.1*	Press Release issued by Verastem, Inc. on March 13, 2018 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March 2018.

VERASTEM, INC.
By:	/s/ Robert Forrester

Robert Forrester
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert Forrester
Robert Forrester	Chief Executive Officer and Director (Principal executive officer)	March 13, 2018

/s/ Julie B. Feder
Julie B. Feder	Chief Financial Officer (Principal financial and accounting officer)	March 13, 2018

/s/ Timothy Barberich
Timothy Barberich	Director	March 13, 2018

/s/ Michael Kauffman, M.D.,Ph.D.
Michael Kauffman, M.D., Ph.D.	Director	March 13, 2018

/s/ Alison Lawton
Alison Lawton	Director	March 13, 2018

/s/ S. Louise Phanstiel
S. Louise Phanstiel	Director	March 13, 2018

/s/ Eric Rowinsky, M.D.
Eric Rowinsky, M.D.	Director	March 13, 2018

/s/ Brian Stuglik, R.Ph,
Brian Stuglik, R.Ph.	Director	March 13, 2018

/s/ Bruce Wendel
Bruce Wendel	Director	March 13, 2018

Verastem, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Verastem, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verastem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verastem, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2018 expressed an unqualified opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts

March 13, 2018

Verastem, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$82,176	$32,349
Short-term investments	4,496	48,548
Prepaid expenses and other current assets	1,115	398
Total current assets	87,787	81,295
Property and equipment, net	861	1,417
Restricted cash	162	162
Other assets	981	755
Total assets	$89,791	$83,629
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,186	$4,095
Accrued expenses	7,942	6,896
Total current liabilities	17,128	10,991
Non-current liabilities:
Long-term debt	14,828	—
Other non-current liabilities	151	341
Total liabilities	32,107	11,332
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 50,801 and 36,992 shares issued and outstanding at December 31, 2017 and 2016, respectively	5	4
Additional paid-in capital	360,823	307,587
Accumulated other comprehensive (loss) income	(2)	29
Accumulated deficit	(303,142)	(235,323)
Total stockholders’ equity	57,684	72,297
Total liabilities and stockholders’ equity	$89,791	$83,629

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$46,423	$19,779	$40,565
General and administrative	21,381	17,223	17,634
Total operating expenses	67,804	37,002	58,199
Loss from operations	(67,804)	(37,002)	(58,199)
Interest income	561	562	334
Interest expense	(559)	—	—
Net loss	$(67,802)	$(36,440)	$(57,865)
Net loss per share—basic and diluted	$(1.76)	$(0.99)	$(1.61)
Weighted-average number of common shares used in net loss per share—basic and diluted	38,422	36,988	35,932

Net loss	$(67,802)	$(36,440)	$(57,865)
Unrealized (loss) gain on available-for-sale securities	(31)	(14)	32
Comprehensive loss	$(67,833)	$(36,454)	$(57,833)

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2014	27,259,372	$3	$229,770	$11	$(141,018)	$88,766
Net loss	—	—	—	—	(57,865)	(57,865)
Unrealized gain on available-for-sale marketable securities	—	—	—	32	—	32
Issuance of common stock resulting from follow-on offering	8,337,500	1	50,941	—	—	50,942
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $53	1,189,479	—	10,911	—	—	10,911
Vesting of restricted stock	7,995	—	2	—	—	2
Issuance of common stock resulting from exercise of stock options	33,658	—	13	—	—	13
Issuance of common stock resulting from vesting of restricted stock units and payment of tax withholdings	113,257	—	(417)	—	—	(417)
Stock-based compensation expense	—	—	10,085	—	—	10,085
Balance at December 31, 2015	36,941,261	$4	$301,305	$43	$(198,883)	$102,469
Net loss	—	—	—	—	(36,440)	(36,440)
Unrealized loss on available-for-sale marketable securities	—	—	—	(14)	—	(14)
Issuance of common stock resulting from exercise of stock options	1,605	—	—	—	—	—
Issuance of common stock resulting from vesting of restricted stock units and payment of tax withholdings	49,552	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	6,287	—	—	6,287
Balance at December 31, 2016	36,992,418	$4	$307,587	$29	$(235,323)	$72,297
Net loss	—	—	—	—	(67,802)	(67,802)
Unrealized loss on available-for-sale marketable securities	—	—	—	(31)	—	(31)
Issuance of common stock resulting from follow-on offering, net of issuance costs of $324	8,422,877	1	24,691	—	—	24,692
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $112	5,036,879	—	23,053	—	—	23,053
Issuance of common stock resulting from exercise of stock options	348,734	—	442	—	—	442
Stock-based compensation expense	—	—	5,050	—	(17)	5,033
Balance at December 31, 2017	50,800,908	$5	$360,823	$(2)	$(303,142)	$57,684

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(67,802)	$(36,440)	$(57,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	556	670	754
Stock-based compensation expense	5,033	6,287	10,085
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	223	(140)	264
Loss on disposal of fixed assets	—	—	46
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(943)	(568)	276
Accounts payable	5,046	153	863
Accrued expenses and other liabilities	577	623	418
Liability classified stock-based compensation awards	—	(69)	(400)
Net cash used in operating activities	(57,310)	(29,484)	(45,559)
Investing activities
Purchases of property and equipment	—	(39)	(211)
Purchases of investments	(7,957)	(82,101)	(199,851)
Maturities of investments	51,910	119,067	173,005
Decrease in restricted cash	—	41	—
Net cash provided by (used in) investing activities	43,953	36,968	(27,057)
Financing activities
Proceeds from long-term debt, net	14,811	—	—
Deferred debt financing costs	(138)	—	—
Proceeds from the exercise of stock options	442	—	13
Proceeds from the issuance of common stock, net	48,069	—	63,989
Cash used to settle restricted stock liability	—	(5)	(417)
Net cash provided by (used in) financing activities	63,184	(5)	63,585
Increase (decrease) in cash and cash equivalents	49,827	7,479	(9,031)
Cash and cash equivalents at beginning of period	32,349	24,870	33,901
Cash and cash equivalents at end of period	$82,176	$32,349	$24,870
Supplemental disclosures
Cash paid for interest	$295	$—	$—
Supplemental disclosure non-cash financing activities
Common stock issuance costs included in accounts payable and accrued expenses	$324	$—	$—

See accompanying notes to the consolidated financial statements.

1. Nature of business

Verastem, Inc. (the Company) is a biopharmaceutical company focused on developing and commercializing drugs to improve outcomes for patients with cancer. The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates and undertaking preclinical and clinical studies of its product candidates.

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

As of December 31, 2017, the Company had cash, cash equivalents and investments of $86.7 million and accumulated deficit of $303.1 million.  The Company has historical losses from operations and anticipates that it will continue to incur losses for the foreseeable future as it continues the research and development and clinical trials of, and seeks marketing approval for, its lead product candidates.  Without additional funding, the Company believes that it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to continue to fund its operations through proceeds from sales of its common stock under its at-the-market equity offering program, public or private equity offerings, its loan and security agreement with Hercules Capital, Inc. (Hercules), or other strategic transactions.  However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts.

2. Significant accounting policies

Basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) under the assumption that the Company will continue as a going concern for the next twelve months.  Accordingly, they do not include any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern.

The consolidated financial statements include the accounts of Verastem Securities Company, a wholly-owned subsidiary of the Company. All financial information presented has been consolidated and includes the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$80,894	$75,478	$5,416	$—
Short-term investments	4,496	—	4,496	—
Total financial assets	$85,390	$75,478	$9,912	$—

	December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$30,540	$20,540	$10,000	$—
Short-term investments	48,548	—	48,548	—
Total financial assets	$79,088	$20,540	$58,548	$—

These investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2017 and 2016.

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet dates and an assessment of the credit rating of the Company. The carrying value of the Company’s debt at December 31, 2017 approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

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

There were no realized gains or losses on investments for the years ended December 31, 2017, 2016 or 2015.  There were no investments that had been in an unrealized loss position for more than 12 months as of December 31, 2017 or December 31, 2016.  There were 5 debt securities in an unrealized loss position for less than 12 months at December 31, 2017 and there were 14 debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2016. The aggregate unrealized loss on these securities as of December 31, 2017 and December 31, 2016 was approximately $2,000 and $24,000, respectively, and the fair value was $9.9 million and $23.6 million, respectively. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2017.

Cash, cash equivalents and investments consist of the following (in thousands):

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$76,760	$—	$—	$76,760
Corporate bonds and commercial paper	$5,418	$—	$(2)	$5,416
Total cash and cash equivalents	$82,178	$—	$(2)	$82,176
Investments:
Corporate bonds and commercial paper (due within 1 year)	$4,496	$—	$—	$4,496
Total investments	$4,496	$—	$—	$4,496
Total cash, cash equivalents, and investments	$86,674	$—	$(2)	$86,672

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$22,349	$—	$—	$22,349
Overnight repurchase agreements	10,000	—	—	10,000
Total cash and cash equivalents	$32,349	$—	$—	$32,349
Investments:
Corporate bonds and commercial paper (due within 1 year)	$48,519	$53	$(24)	$48,548
Total investments	$48,519	$53	$(24)	$48,548
Total cash, cash equivalents, and investments	$80,868	$53	$(24)	$80,897

Concentrations of credit risk and off‑balance sheet risk

Cash and cash equivalents and investments are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions.  As of December 31, 2017, the Company’s cash, cash equivalents and investments were deposited at two financial institutions and it has no significant off‑balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

The Company reviews its long‑lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset’s book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No material impairment losses have been recorded through December 31, 2017.

Other assets

Other assets primarily consists of prepayments made to contract research organizations (CROs).  As of December 31, 2017 and 2016, other assets was primarily comprised of approximately $755,000 of prepaid CRO expenses that the Company assumed and paid to Infinity Pharmaceuticals, Inc. (Infinity) pursuant to the license agreement between the Company and Infinity.

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

Stock‑based compensation

The Company expenses the fair value of employee stock-based awards on a straight-line basis over the requisite service period, which typically is the vesting period. Compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted to reflect actual forfeitures as they occur.  Awards subject to performance based vesting requirements are expensed utilizing an accelerated attribution model if achievement of the performance criteria is determined to be probable.

The grant date fair value of employee stock options is estimated using the Black‑Scholes option pricing model that takes into account the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of its common stock, expected dividends on its common stock, and the risk-free interest rate over the expected life of the option.  The Company uses the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14.D.2 to calculate the expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post‑vesting termination behavior among its employee population. The computation of expected volatility is based on the historical volatility of five companies, including the Company and a representative group of four public biotechnology and life sciences companies with similar characteristics to the Company, including similar stage of product development and therapeutic focus. The risk‑free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. Historically, the Company has recognized stock-based compensation net of estimated forfeitures over the vesting period of the respective grant.  Effective January 1, 2017, the Company adopted Accounting Standard Updated (ASU) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified the accounting for share-based compensation arrangements, including the accounting for forfeitures.  Upon adoption, the Company elected to begin accounting for forfeitures as they occur, rather than estimating a forfeiture rate, and recorded an immaterial cumulative-effect adjustment to opening accumulated deficit.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti‑dilutive effect:

	Year ended December 31,
	2017	2016	2015
Outstanding stock options	8,719,978	5,848,470	5,390,130
Outstanding warrants	—	142,857	142,857
Unvested restricted stock units	—	—	53,751
Total potentially dilutive securities	8,719,978	5,991,327	5,586,738

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

3. Property and equipment, net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	December 31,	December 31,
	2017	2016
Leasehold improvements	$2,104	$2,104
Laboratory equipment	908	908
Furniture and fixtures	325	325
Computer equipment	279	279
	3,616	3,616
Less: accumulated depreciation	(2,755)	(2,199)
Total property, plant and equipment, net	$861	$1,417

Approximate total depreciation and amortization expenses amounted to $556,000, $670,000, and $754,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

4. Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Contract research organization costs	$3,774	$3,258
Compensation and related benefits	2,622	2,505
Professional fees	617	403
Consulting fees	579	527
Deferred rent	190	175
Other	160	28
Total accrued expenses	$7,942	$6,896

5. Long-term debt

On March 21, 2017 (Closing Date), Verastem, Inc. (the Borrower) entered into a term loan facility of up to $25.0 million with Hercules, a Maryland corporation, the proceeds of which will be used for its ongoing research and development programs and for general corporate purposes. The term loan facility is governed by a loan and security agreement, dated March 21, 2017 (the Original Loan Agreement), which originally provided for up to four separate advances, of which the first tranche of $2.5 million was drawn on the Closing Date.  The second and third tranches of $2.5 million and $5.0 million, respectively were drawn on October 12, 2017 after announcing favorable data from the Company’s Phase III clinical study evaluating the safety and efficacy of duvelisib in patients with relapsed/refractory chronic lymphocytic leukemia or small lymphocytic lymphoma.  A total of $6.0 million of the proceeds received from the second and third tranches were used to make a milestone payment pursuant to the Company’s license agreement with Infinity. The fourth tranche of $15.0 million could be drawn, at the Borrower’s option and at the sole discretion of Hercules, on or prior to June 30, 2018.  On December 20, 2017, the Borrower drew an additional advance on the fourth tranche of $5.0 million.

On January 4, 2018, the Borrower entered into the First Amendment to the Original Loan Agreement (the First Amendment) and on March 6, 2018, the Borrower entered into the Second Amendment to the Original Loan Agreement (the Second Amendment, and the Original Loan Agreement as amended by the First Amendment and the Second Amendment, the Amended Loan Agreement).  The First Amendment increased the borrowing limit under the Original Loan Agreement from up to $25.0 million to up to $50.0 million (the Term Loan).  As $15.0 million in term loans had already been drawn prior to entering into the First Amendment, there is $35.0 million of borrowing capacity remaining under the Amended Loan Agreement. The remaining $35.0 million of borrowing capacity may be drawn in minimum increments of $5.0 million in multiple tranches comprised of (i) term loans (each a Term E Loan Advance) in an aggregate principal amount of up to $10.0 million and (ii) subject to Hercules’ sole discretion, term loans (each a Term F Loan Advance) in an aggregate principal amount of up to $25.0 million.  The Amended Loan Agreement permits the Borrower to draw Term E Loan Advances subject to (i) the U.S. Food and Drug Administration accepting on or prior to September 30, 2018 our New Drug Application for duvelisib and (ii) delivery of the Company’s financial and business projections to Hercules in form and substance reasonably acceptable to Hercules. In addition, the Amended Loan Agreement allows the Borrower to draw Term F Loan Advances subject to the prior drawing of all other tranches and Hercules’ sole discretion.

The Term Loan will mature on December 1, 2020 (Loan Maturity Date).  Each advance accrues interest at a floating per annum rate equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  The Term Loan provided for interest-only payments until November 1, 2018, which was extended to May 1, 2019 pursuant to the Amended Loan Agreement upon the Borrower’s receipt of a minimum of $20.0 million cash proceeds from a sale of equity securities in December 2017. Thereafter, amortization payments will be payable monthly in twenty installments of principal and interest (subject to recalculation upon a change in prime rates).  Any advance may be prepaid in whole or in part upon seven business days’ prior written notice to Hercules, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve (12) months following the Closing Date, 2.0%, if such advance is prepaid after twelve (12) months following the Closing Date but on or prior to twenty-four (24) months following the Closing Date, and 1.0% thereafter.  In addition, a final payment equal to 4.5% of the greater of (a) $5.0 million and (b) the total principal amount of the Term Loan extended by Hercules which is due on the Loan Maturity Date, or such earlier date specified in the Amended Loan Agreement. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

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

The events of default under the Amended Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Borrower’s failure to make any payments of principal or interest under the Amended Loan Agreement, promissory notes or other loan documents, (2) the Borrower’s breach or default in the performance of any covenant under the Amended Loan Agreement, (3) the Borrower making a false or misleading representation or warranty in any material respect, (4) the Borrower’s insolvency or bankruptcy, (5) certain attachments or judgments on the Borrower’s assets, or (6) the occurrence of any material default under certain agreements or obligations of the Borrower involving indebtedness, or (7) the occurrence of a material adverse effect. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Amended Loan Agreement.

The Company assessed all terms and features of the Original Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the Original Loan Agreement, including put and call features. The Company determined that all features of the Original Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.

The future principal payments under the Amended Loan Agreement are as follows as of December 31, 2017 (in thousands):

2018	$—
2019	3,609
2020	11,391

Total principal payments	$15,000

6. Common stock

As of December 31, 2017 and 2016, the Company had reserved the following shares of common stock for the issuance of common stock for vested restricted stock units, the exercise of stock options, and an outstanding warrant (in thousands):

	December 31,	December 31,
	2017	2016
Shares reserved under equity compensation plans	8,264	7,189
Shares reserved for inducement grants	3,616	1,255
Shares reserved for outstanding warrants	—	143
Total shares reserved	11,880	8,587

Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

At-the-market equity offering programs

In December 2013, the Company established an at-the-market equity offering program pursuant to which it was able to offer and sell up to $35.0 million of its common stock at then-current market prices from time to time through Cantor Fitzgerald & Co. (Cantor), as sales agent (the 2013 ATM Program). In November 2014, the Company commenced sales under the 2013 ATM Program. During the year ended December 31, 2015, the Company sold 1,189,479 shares of common stock under the 2013 ATM Program with net proceeds (after deducting commissions and other offering expenses) of $12.9 million. No proceeds were received and no additional sales of the Company’s common stock were made under the 2013 ATM Program and no proceeds were received during the years ended December 31, 2017 and 2016.

On March 30, 2017, the Company terminated the 2013 ATM Program and established a new at-the-market equity offering program pursuant to which it was able to offer and sell up to $35.0 million of its common stock at then-current market prices from time to time through Cantor, as sales agent (the 2017 ATM Program). On August 28, 2017, the Company amended its sales agreement with Cantor to increase the maximum aggregate offering price of shares of common stock that can be sold under the 2017 ATM Program to $75.0 million.  Through December 31, 2017, the Company sold 5,036,879 shares under the 2017 ATM Program for net proceeds of approximately $23.1 million (after deducting commissions and other offering expenses).

As of March 13, 2018, the Company sold an additional 97,078 shares of common stock under the at-the-market equity offering program with net proceeds of approximately $342,000 (after deducting commissions and other offering expenses).

Equity offering

On December 14, 2017, the Company entered into an Underwriting Agreement with BTIG, LLC relating to the underwritten offering of 8,422,877 shares of its common stock at a price of $2.97 per share, for aggregate proceeds, net of underwriting discounts and offering costs, of approximately $24.7 million.

7. Stock‑based compensation

Stock‑based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Research and development	$1,381	$1,073	$2,411
General and administrative	3,652	5,145	7,273
Total stock-based compensation expense	$5,033	$6,218	$9,684

All of the $5.0 million of stock-based compensation expense recorded during the year ended December 31, 2017 was recorded to additional paid-in capital.  Of the $6.2 million of stock-based compensation expense recorded during the year ended December 31, 2016, $6.3 million was recorded to additional paid-in capital and approximately $69,000 was recorded as a decrease in liability classified awards. Of the $9.7 million of stock-based compensation expense recorded during the year ended December 31, 2015, $10.1 million was recorded to additional paid-in capital and approximately $400,000 was recorded as a decrease in liability classified awards.

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

2012 Incentive Plan

The 2012 Plan became effective immediately upon the closing of the Company’s IPO in February 2012. Upon effectiveness of the 2012 Plan, the Company ceased making awards under the 2010 Plan. The 2012 Plan initially allowed the Company to grant awards for up to 3,428,571 shares of common stock, plus the number of shares of common stock available for grant under the 2010 Plan as of the effectiveness of the 2012 Plan (which was an additional 30,101 shares), plus that number of shares of common stock related to awards outstanding under the 2010 Plan which terminate by expiration, forfeiture, cancellation or otherwise. The 2012 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase is added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, and is equal to the lower of 1,285,714 shares of common stock, 4.0% of the number of shares of common stock outstanding and an amount determined by the board of directors. On January 1, 2017 and 2016, the number of shares available for issuance under the 2012 Plan increased by 1,285,714 under this provision. Subsequently, on January 1, 2018, the number of shares available for issuance under the 2012 Plan increased by 1,285,714 under this provision.

Awards under the 2012 Plan may include the following award types: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), other stock‑based or cash‑based awards and any combination of the foregoing. As of December 31, 2017, under the 2012 Plan, the Company has granted stock options for 10,684,203 shares of common stock, of which 3,005,939 have been forfeited and 137,127 have been exercised, and restricted stock units for 909,918 shares of common stock, of which 150,101 have been forfeited. The exercise price of each option has been equal to the closing price of a share of our common stock on the grant date.

Inducement Award Program

In December 2014, the Company established an inducement award program (in accordance with Nasdaq Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase up to an aggregate of 750,000 shares of common stock to new or prospective employees as inducement to enter into employment with the

Company. In December 2016, the Board of Directors authorized and reserved 580,000 additional shares of common stock under this program. In December 2017, the Board of Directors authorized and reserved 2,500,000 additional shares of common stock under this program.  The program is governed by the terms of the 2012 Plan but does not fall under the 2012 Plan. As of December 31, 2017, the Company had granted options for 1,324,000 shares of common stock under the program, of which 75,000 have been forfeited and 138,750 have been exercised.  As of December 31, 2017, 2,506,000 remain available for future issuance.

Stock Options

A summary of the Company’s stock option activity and related information for the year ended December 31, 2017 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2016	5,848,470	$6.35	8.0	$62
Granted	3,553,430	$2.60
Exercised	(348,734)	$1.27
Forfeited/cancelled	(333,188)	$2.04
Outstanding at December 31, 2017	8,719,978	$5.19	7.9	$6,150
Vested at December 31, 2017	4,795,186	$7.04	6.9	$2,562
Vested and expected to vest at December 31, 2017(1)	8,649,978	$5.20	7.9	$6,150

(1)	This represents the number of vested options as of December 31, 2017, plus the number of unvested options expected to vest as of December 31, 2017.

The fair value of each stock option was estimated using a Black‑Scholes option‑pricing model with the following assumptions:

	Year ended December 31,
	2017	2016	2015
Risk-free interest rate	2.02%	1.48%	1.75%
Volatility	78%	75%	73%
Dividend yield	—	—	—
Expected term (years)	5.8	5.9	6.0

The Company recorded stock‑based compensation expense associated with employee stock options of $4.5 million, $6.1 million, and $7.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The weighted‑average grant date fair value of options granted in the years ended December 31, 2017, 2016 and 2015 was $1.83, $0.99, and $3.80 per share, respectively.  The fair value of options that vested during the years ended December 31, 2017, 2016 and 2015 was $4.8 million, $6.9 million, and $9.5 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2017 and 2016 was $1.1 million and $0, respectively.

In June 2016, the Company granted stock options to purchase a total of 500,000 shares of common stock to certain employees that vest only upon the achievement of specified performance conditions. The Company determined that 50% of performance conditions had been achieved during the year ended December 31, 2016. As a result, 250,000 shares vested in October 2016 and the Company recognized stock-based compensation expense related to these awards of approximately $222,000 for the year ended December 31, 2016. In September 2017, the Company determined that the remaining performance conditions had been achieved and as a result the remaining 250,000 shares vested and the Company recognized stock-based compensation expense of approximately $379,000 during the year ended December 31, 2017.  The increase in stock-based compensation expense recognized for the awards which vested during the year ended December 31, 2017, as compared to the awards which vested during the year ended December 31, 2016, is a result of the revaluation of an award held by a non-employee to fair value on the vesting date.

At December 31, 2017, there was $6.8 million of total unrecognized compensation cost related to unvested stock options and the Company expects to recognize this cost over a remaining weighted-average period of 2.9 years.

Restricted Stock Units

No restricted stock units were granted during the years ended December 31, 2017, 2016 and 2015. The total fair value of restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was approximately $0, $65,000 and $1.6 million, respectively. As of December 31, 2016, all RSUs granted under the 2012 plan had vested.

During the first quarter of 2013, the Company amended the terms of certain RSUs related to a total of 697,060 shares of common stock to allow for tax withholdings greater than the minimum required statutory withholding amount. As a result of this change in the terms of the awards, the outstanding RSUs were considered to be liability instruments until vested. As a result of this modification, the Company recorded a liability for the fair value of the awards as of each reporting date with the change in fair value recorded through the consolidated statements of operations and comprehensive loss. The Company recorded stock‑based compensation expense equal to the greater of the original grant date fair value of the awards or the settlement date fair value. All RSUs were fully vested as of February 1, 2016. During the year ended December 31, 2017, 2016 and 2015, the Company deposited approximately $0, $5,000, and $417,000, respectively, with tax authorities to settle the tax liability for awards that settled during the respective periods.  There was no liability related to these awards as of December 31, 2017 and 2016.

8. Income Taxes

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $237.0 million and $235.9 million, respectively, which are available to reduce future taxable income. The Company also had federal and state tax credits of $14.1 million and $1.7 million, respectively, which may be used to offset future tax liabilities. The net operating loss (NOL) and tax credit carryforwards will expire at various dates through 2037. NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three‑year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	December 31,
	2017	2016
Income tax benefit using U.S. federal statutory rate	34.00%	34.00%
State tax benefit, net of federal benefit	5.00%	3.43%
Research and development tax credits	7.04%	4.42%
Permanent items	(1.24)%	(3.88)%
Effect of U.S. Tax Cuts and Jobs Act	(45.19)%	—%
Change in the valuation allowance	0.19%	(36.71)%
Other	0.20%	(1.26)%
	—%	—%

The principal components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$64,677	$72,285
Capitalized research and development	2,780	1,836
Research and development credits	15,406	8,298
Stock-based compensation	2,560	3,083
Other	379	429
Gross deferred tax assets	85,802	85,931
Valuation allowance	(85,802)	(85,931)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2017 and 2016 because the Company’s management believes that it is more likely than not that these assets will not be fully realized. The decrease in the valuation allowance of approximately $129,000 in the year ended December 31, 2017 primarily relates to the reduction in the federal rate for corporations under the Tax Cuts and Jobs Act of 2017.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. From inception and through December 31, 2017, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not conducted a study of research and development (R&D) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted. This law substantially amended the Internal Revenue Code and among other things, effective January 1, 2018, permanently reduced the U.S. corporate income tax rate from 35% to 21% and repealed the performance exception permitting certain executive officer compensation greater than $1.0 million to be deducted. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date.   In accordance with SAB 118, the Company has determined that its deferred tax asset value and associated valuation allowance reduction of $30.6 million is a provisional amount and a reasonable estimate at December 31, 2017.  The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions the Company has made thus far and the issuance of additional regulatory or other guidance.  The Company expects to determine the final impact within the measurement period.

9. Commitments and contingencies

On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014 and expires on September 30, 2019. The Company began using the leased premises as its corporate headquarters and commenced rent payments effective September 22, 2014. The Company agreed to pay an initial annual base rent of approximately $493,000, which base rent increases after every twelve-month period during the lease term to approximately $554,000 for the last twelve-month period. The Company is recording rent expense on a straight-line basis, beginning in April 2014. The Company also received a tenant improvement allowance of approximately $684,000 in connection with the lease. The Company has accounted for the allowance as a lease incentive, which is being recorded as a reduction to rent expense over the lease term. Deferred rent and the lease incentive obligation are included in accrued expenses (current portion) and other liabilities (noncurrent portion) in the consolidated balance sheets. The Company has also agreed to pay its proportionate share of increases in operating expenses and property taxes for the building in which the leased space is located. The Company has provided a security deposit in the form of a letter of credit in the amount of approximately $203,000, which was reduced to approximately $162,000 on April 15, 2016. The amount is included in long term restricted cash on the consolidated balance sheets as of December 31, 2017 and 2016.

The minimum aggregate future lease commitments as of December 31, 2017 are as follows (in thousands):

2018	$542
2019	415
2020	—
2021	—
2022	—
Thereafter	—
Total	$957

The Company recorded rent expense of approximately $352,000, $352,000 and $352,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Pursuant to the terms of the license agreement, the Company is required to make the following payments to

Infinity in cash or, at our election, in whole or in part, in shares of our common stock: (i) $6.0 million upon the completion of the DUO study if the results of the DUO study meet certain pre-specified criteria, which milestone was paid in cash by the Company to Infinity in October 2017 and recorded as research and development expense in the consolidated statement of operations, and (ii) $22.0 million upon the approval of a New Drug Application in the United States or an application for marketing authorization with a regulatory authority outside of the United States for a product in an oncology indication containing duvelisib.  For any portion of any of the foregoing payments that it elects to issue in shares of our common stock in lieu of cash, the number of shares of common stock to be issued will be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on Nasdaq for a twenty day period following the public announcement of the applicable milestone event.  The shares of common stock will be issued as unregistered securities, and the Company will have an obligation to promptly file a registration statement with the SEC to register such shares for resale. Any issuance of shares will be subject to the satisfaction of closing conditions, including that all material authorizations, consents, approvals and the like necessary for such issuance shall have been obtained.

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

The Company evaluated the license agreement with Infinity under ASC Topic 805, Business Combinations, and ASU 2017-01 and concluded that as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition.  All consideration to be paid under the License Agreement is contingent in nature and will be recognized when the respective contingency is resolved.

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

11. Employee benefit plan

In June 2011, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre‑tax or post‑tax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made approximate contributions to the 401(k) Plan of $273,000, $162,000, and $295,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

13. Quarterly financial information (unaudited, in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	Ended	Ended	Ended		Ended
	March 31,	June 30,	September 30,		December 31,
	2017	2017	2017		2017
Operating expenses:
Research and development	$8,385	$9,042	$17,743		$11,253
General and administrative	4,763	4,425	5,394		6,799
Total operating expenses	13,148	13,467	23,137		18,052
Loss from operations	(13,148)	(13,467)	(23,137)		(18,052)
Interest income	155	140	121		145
Interest expense	(12)	(109)	(110)		(328)
Net loss	$(13,005)	$(13,436)	$(23,126)		$(18,235)
Net loss per share —basic and diluted	$(0.35)	$(0.36)	$(0.61)		$(0.43)
Weighted-average number of common shares used in net loss per share —basic and diluted	36,992	36,992	37,630	(a)	42,027	(a)(b)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Operating expenses:
Research and development	$4,179	$4,492	$4,216	$6,892
General and administrative	4,255	4,217	3,843	4,908
Total operating expenses	8,434	8,709	8,059	11,800
Loss from operations	(8,434)	(8,709)	(8,059)	(11,800)
Interest income	140	140	137	145
Net loss	$(8,294)	$(8,569)	$(7,922)	$(11,655)
Net loss per share —basic and diluted	$(0.22)	$(0.23)	$(0.21)	$(0.32)
Weighted-average number of common shares used in net loss per share —basic and diluted	36,975	36,992	36,992	36,992

(a)

In the third and fourth quarters of 2017, the Company sold 2,853,753 and 2,183,126 shares of its common stock under the Company’s at-the-market equity offering program, which resulted in net proceeds of $14.1 million and $9.0 million, respectively.

(b)

In December 2017, the Company closed an underwritten offering in which it sold 8,422,877 shares of its common stock at a price of $2.97 per share, for aggregate proceeds, net of underwriting discounts and offering costs of $24.7 million.

14. Subsequent events

The Company reviews all activity subsequent to year end but prior to the issuance of the consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the consolidated balance sheets date. The Company is not aware of any material subsequent events other than those disclosed above.