Form 10-Q
period 2018-03-31
Verastem, Inc.
filed 2018-05-03
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2018 there were 56,612,723 shares of Common Stock, $0.0001 par value per share, outstanding.

FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements relate to, among other things, the development of our product candidates, including duvelisib and defactinib, and our Phosphoinositide 3-kinase (PI3K) and Focal Adhesion Kinase (FAK) programs generally, the timeline for clinical development and regulatory approval of our product candidates, the expected timing for the reporting of data from on-going trials, the structure of our planned or pending clinical trials, additional planned studies, our rights to develop or commercialize our product candidates and our ability to finance contemplated development and commercialization activities and fund operations for a specified period. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks that approval of our New Drug Application for duvelisib will not occur on the expected timeframe or at all, including by the U.S. Food and Drug Administration’s target action date; that a filing of a European Marketing Application may not be achieved in fiscal year 2018 or at all; that we may not enter into any partnerships or collaborations for the potential commercialization of duvelisib outside of the U.S.; that the full data from the Phase 3 DUO™ study will not be consistent with the previously presented results of the study; that the preclinical testing of our product candidates and preliminary or interim data from clinical trials may not be predictive of the results or success of ongoing or later clinical trials; that data may not be available when expected, including for the Phase 3 DUO study; that even if data from clinical trials is positive, regulatory authorities may require additional studies for approval and the product may not prove to be safe and effective; that the degree of market acceptance of product candidates, if approved, may be lower than expected; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that our product candidates will cause unexpected safety events or result in an unmanageable safety profile as compared to their level of efficacy; that duvelisib will be ineffective at treating patients with lymphoid malignancies; that we will be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we or Infinity Pharmaceuticals, Inc. will fail to fully perform under the duvelisib license agreement; that we may be unable to make additional draws under our debt facility or obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, including for duvelisib in patients with chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) or indolent non-Hodgkin lymphoma (iNHL); and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (SEC) on March 13, 2018 and in any subsequent filings with the SEC.

As a result of these and other factors, we may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our views as of the date hereof. We do not assume and specifically disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$64,215	$82,176
Short-term investments	—	4,496
Prepaid expenses and other current assets	1,815	1,115
Total current assets	66,030	87,787
Property and equipment, net	1,003	861
Restricted cash	403	162
Other assets	975	981
Total assets	$68,411	$89,791
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,267	$9,186
Accrued expenses	7,578	7,942
Total current liabilities	14,845	17,128
Non-current liabilities:
Long-term debt	14,913	14,828
Other non-current liabilities	101	151
Total liabilities	29,859	32,107
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 50,968 and 50,801 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	362,739	360,823
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(324,192)	(303,142)
Total stockholders’ equity	38,552	57,684
Total liabilities and stockholders’ equity	$68,411	$89,791

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2018	2017
Operating expenses:
Research and development	$10,934	$8,385
General and administrative	9,827	4,763
Total operating expenses	20,761	13,148
Loss from operations	(20,761)	(13,148)
Interest income	191	155
Interest expense	(480)	(12)
Net loss	$(21,050)	$(13,005)
Net loss per share—basic and diluted	$(0.41)	$(0.35)
Weighted-average number of common shares used in net loss per share—basic and diluted	50,835	36,992

Net loss	$(21,050)	$(13,005)
Unrealized gain (loss) on available-for-sale securities	2	(17)
Comprehensive loss	$(21,048)	$(13,022)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2018	2017
Operating activities
Net loss	$(21,050)	$(13,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	146
Stock-based compensation expense	1,328	1,197
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	83	46
Gain on sale of fixed assets	(33)	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(694)	(1,092)
Accounts payable	(2,078)	4,594
Accrued expenses and other liabilities	(135)	(2,538)
Net cash used in operating activities	(22,454)	(10,652)
Investing activities
Purchases of property and equipment	(102)	—
Sales of property and equipment	37	—
Purchases of investments	—	(6,461)
Maturities of investments	4,500	10,557
Net cash provided by investing activities	4,435	4,096
Financing activities
Proceeds from long-term debt, net	—	2,386
Proceeds from the issuance of common stock, net	299	—
Net cash provided by financing activities	299	2,386
Decrease in cash, cash equivalents and restricted cash	(17,720)	(4,170)
Cash, cash equivalents and restricted cash at beginning of period	82,338	32,511
Cash, cash equivalents and restricted cash at end of period	$64,618	$28,341
Supplemental disclosure of non-cash financing activities
Purchases of property and equipment in accounts payable	$169	$—
Common stock issuance costs included in accounts payable and accrued expenses	$35	$—
Deferred financing costs in accounts payable and accrued expenses	$—	$140

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the Company) is a biopharmaceutical company focused on developing and commercializing drugs to improve outcomes for patients with cancer. The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, identifying and acquiring potential product candidates and undertaking preclinical studies and clinical trials of its product candidates.

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

As of March 31, 2018, the Company had cash and cash equivalents of $64.2 million and accumulated deficit of $324.2 million.  The Company has historical losses from operations and anticipates that it will continue to incur losses for the foreseeable future as it continues the research and development and clinical trials of its product candidates, and seeks marketing approval for its lead product candidate, duvelisib.  Without additional funding, the Company believes that it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of these condensed consolidated financial statements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to continue to fund its operations through proceeds from sales of its common stock under its at-the-market equity offering program, public or private equity offerings, its loan and security agreement with Hercules Capital, Inc. (Hercules), or other strategic transactions.  However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or any commercialization efforts.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (SEC) on March 13, 2018.

Recently Issued Accounting Standards Updates

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which supersedes the guidance under FASB Accounting Standards Codification (ASC) Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. The guidance also eliminates the current real estate-specific provisions for all entities.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company has not elected to early adopt this standard and is currently evaluating the impact the adoption of the standard will have on its condensed consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards Updates

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting under Topic 718.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after a modification.  ASU 2017-09 was effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  The Company adopted this standard prospectively effective January 1, 2018.  The adoption of this ASU did not have an effect on the Company’s condensed consolidated financial statements or related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  The Company adopted this standard effective January 1, 2018.  Upon adoption of ASU 2016-18, the Company applied the retrospective transition method for each period presented and included approximately $162,000 of restricted cash in the beginning-of-period and end-of-period cash, cash equivalents and restricted cash balance reflected in the condensed consolidated statement of cash flows for the three months ended March 31, 2017.  A reconciliation of cash, cash equivalents and restricted cash for each period presented is provided in note 3 to the condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard was effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective January 1, 2018.  The adoption of this ASU did not have an effect on the Company’s condensed consolidated financial statements or related disclosures.

Significant accounting policies

There have been no material changes to the significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 13, 2018.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$64,215	$82,176
Restricted cash	403	162
Total cash, cash equivalents and restricted cash	$64,618	$82,338

Amounts included in restricted cash represent cash held to collateralize outstanding letters of credit in the amount of approximately $403,000 and $162,000 as of March 31, 2018 and December 31, 2017, respectively, provided as a security deposit for the Company’s office space located in Needham, Massachusetts.

4. Fair value of financial instruments

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2018
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$62,731	$62,731	$—	$—
Total financial assets	$62,731	$62,731	$—	$—

	December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$80,894	$75,478	$5,416	$—
Short-term investments	4,496	—	4,496	—
Total financial assets	$85,390	$75,478	$9,912	$—

The Company’s cash equivalents and investments are comprised of U.S. Government money market funds and corporate bonds and commercial paper of publicly traded companies. These investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2017.

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the condensed consolidated balance sheet dates and an assessment of the credit rating of the Company. The carrying value of the Company’s long-term debt at March 31, 2018 approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents,  and investments consist of the following (in thousands):

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$64,215	$—	$—	$64,215
Total cash and cash equivalents	$64,215	$—	$—	$64,215

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$76,760	$—	$—	$76,760
Corporate bonds and commercial paper (due within 90 days)	5,418	$—	$(2)	$5,416
Total cash and cash equivalents	$82,178	$—	$(2)	$82,176
Investments:
Corporate bonds and commercial paper (due within 1 year)	$4,496	$—	$—	$4,496
Total investments	$4,496	$—	$—	$4,496
Total cash, cash equivalents and investments	$86,674	$—	$(2)	$86,672

There were no realized gains or losses on investments for the three months ended March 31, 2018 or 2017, respectively.  There were no investments in an unrealized loss position as of March 31, 2018.  There were five investments in an unrealized loss position as of December 31, 2017. None of these investments had been in an unrealized loss position for more than 12 months. The aggregate unrealized loss on these securities as of December 31, 2017 was approximately $2,000 and the fair value was $9.9 million.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Contract research organization costs	$5,181	$3,774
Compensation and related benefits	1,305	2,622
Professional fees	435	617
Consulting fees	286	579
Deferred rent	194	190
Other	177	160
Total accrued expenses	$7,578	$7,942

7. Long-term debt

On March 21, 2017 (Closing Date), Verastem, Inc. (the Borrower) entered into a term loan facility of up to $25.0 million with Hercules. The term loan facility is governed by a loan and security agreement, dated March 21, 2017 (the Original Loan Agreement), which was amended on January 4, 2018 and March 6, 2018 (the Amended Loan Agreement) to increase the total borrowing limit under the Original Loan Agreement from up to $25 million to up to $50.0 million (the Term Loan), pursuant to certain conditions of funding.

As of March 31, 2018, the Company has borrowed a total of $15.0 million in term loans. The remaining $35.0 million of borrowing capacity under the Amended Loan Agreement may be drawn in minimum increments of $5.0 million in multiple tranches comprised of (i) term loans (each a Term E Loan Advance) in an aggregate principal amount of up to $10.0 million and (ii) subject to Hercules’ sole discretion, term loans (each a Term F Loan Advance) in an aggregate principal amount of up to $25.0 million.  The Amended Loan Agreement permits the Borrower to draw Term E Loan Advances subject to (i) the U.S. Food and Drug Administration accepting on or prior to September 30, 2018 the Company’s New Drug Application for duvelisib and (ii) delivery of the Company’s financial and business projections to Hercules in form and substance reasonably acceptable to Hercules. In addition, the Amended Loan Agreement allows the Borrower to draw Term F Loan Advances subject to the prior drawing of all other tranches and Hercules’ sole discretion.

The Term Loan will mature on December 1, 2020 (Loan Maturity Date).  Each advance accrues interest at a floating per annum rate equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  The Term Loan provided for interest-only payments until November 1, 2018, which was extended to May 1, 2019 pursuant to the Amended Loan Agreement upon the Borrower’s receipt of a minimum of $20.0 million in cash proceeds from a sale of equity securities in December 2017. Thereafter, amortization payments will be payable monthly in 20 installments of principal and interest (subject to recalculation upon a change in prime rates).

The Term Loan is secured by a lien on substantially all of the assets of the Borrower, other than intellectual property, and contains customary covenants and representations.

The Company assessed all terms and features of the Original Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the Original Loan Agreement, including put and call features. The Company determined that all features of the Original Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.  There have been no changes to the Company’s original assessment through March 31, 2018.

The future principal payments under the Loan Agreement are as follows as of March 31, 2018 (in thousands):

Remainder of 2018	$—
2019	3,609
2020	11,391
Total principal payments	$15,000

8. Net loss per share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options and restricted stock units (RSUs), are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2018	2017
Outstanding stock options	10,818,454	7,337,655
Outstanding restricted stock units	166,250	—
Total potentially dilutive securities	10,984,704	7,337,655

9. Stock‑based compensation

Stock options

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2018 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2017	8,719,978	$5.19	7.9	$6,150
Granted	2,149,000	$3.10
Exercised	—	$—
Forfeited/cancelled	(50,524)	$2.30
Outstanding at March 31, 2018	10,818,454	$4.79	8.1	$5,734
Vested at March 31, 2018	5,315,689	$6.57	6.8	$3,135
Vested and expected to vest at March 31, 2018(1)	10,465,454	$4.85	8.0	$5,732

(1)	This represents the number of vested options as of March 31, 2018, plus the number of unvested options expected to vest as of March 31, 2018.

The fair value of each stock option granted during the three months ended March 31, 2018 and 2017 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended March 31,
	2018	2017
Risk-free interest rate	2.38%	2.06%
Volatility	81%	79%
Dividend yield	—	—
Expected term (years)	6.0	6.4

During the first quarter of 2018, the Company granted stock options to purchase a total of 582,500 shares of common stock to certain executives that vest only upon the achievement of specified performance conditions. The Company determined that a number of the performance conditions are considered probable of achievement as of March 31, 2018, and as a result recognized approximately $350,000 of stock-based compensation expense related to these awards.

At March 31, 2018, there was $9.5 million of total unrecognized compensation cost related to unvested stock options and the Company expects to recognize this cost over a remaining weighted-average period of approximately 3 years.

Restricted stock units

The Company awards RSUs to employees under its 2012 Incentive Plan. Each RSU entitles the holder to receive one share of the Company’s common stock when the RSU vests. The RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee’s continued employment with, or service to, the Company on such vesting date. Compensation expense is recognized on a straight-line basis.

A summary of RSU activity during the three months ended March 31, 2018 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2017	—	$—
Granted	175,000	$3.00
Vested	—	$—
Forfeited	(8,750)	$3.00
Outstanding at March 31, 2018	166,250	$3.00

At March 31, 2018, there was $473,000 of total unrecognized compensation cost related to unvested RSUs and the Company expects to recognize this cost over a remaining weighted-average period of approximately 4 years.

10. Common stock

In March 2017, the Company terminated the at-the-market equity offering program established in December 2013 and established a new at-the-market equity offering program pursuant to which it was able to offer and sell up to $35.0  million of its common stock at then current market prices from time to time through Cantor Fitzgerald & Co. (Cantor) as sales agent. In August 2017, the Company amended its sales agreement with Cantor to increase the maximum aggregate offering price of shares of common stock that can be sold under the at-the-market equity offering program to $75.0 million.

During the three months ended March 31, 2018, the Company sold 167,065 shares under this program for net proceeds of approximately $588,000 (after deducting commissions and other offering expenses). Through March 31, 2018, the Company has sold a total of 5,203,944 shares under this program for net proceeds of approximately $23.6 million (after deducting commissions and other offering expenses).

As of May 3, 2018, the Company sold an additional 5,903,073 shares of common stock under the at-the-market equity offering program with net proceeds of approximately $21.9 million (after deducting commissions and other offering expenses).

11. Commitments and contingencies

On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. Effective February 15, 2018, the Company amended its lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the Amended Lease Agreement).  The Amended Lease Agreement extends the expiration date of the lease from September 2019 to the eighty-fourth full calendar month after the month during which the Company has access to relocate to the new office space, which is currently anticipated to be June 2018.  Pursuant to the Amended Lease Agreement, the initial annual base rent amount is approximately $660,000, which base rent increases during the lease term to $1.1 million for the last twelve-month period. The deferred rent obligation is included in accrued expenses (current portion) and other liabilities (noncurrent portion) in the condensed consolidated balance sheets. The Company has also agreed to pay its proportionate share of increases in operating expenses and property taxes for the building in which the leased space is located.

The minimum aggregate future lease commitments as of March 31, 2018 are as follows (in thousands):

Remainder of 2018	$310
2019	716
2020	971
2021	1,020
2022	1,041
Thereafter	2,600
Total	$6,658

In conjunction with the execution of the Amended Lease Agreement, the Company increased its security deposit by increasing its existing letter of credit to approximately $403,000  at March 31, 2018.   The amount is included in long-term restricted cash on the condensed consolidated balance sheets.

12. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. There are no material subsequent events to the three months ended March 31, 2018 other than those disclosed elsewhere in these notes to the condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q. The following discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.  Please also refer to the sections under headings “Forward‑Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

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

Duvelisib was evaluated in late- and mid-stage clinical trials, including DUO™, a randomized, Phase 3 monotherapy study in patients with relapsed or refractory CLL/SLL, and DYNAMO™, a single-arm, Phase 2 monotherapy study in patients with double-refractory iNHL, including FL, SLL, and marginal zone lymphoma (MZL).  Both DUO and DYNAMO achieved their primary endpoints.  Our New Drug Application (NDA) requesting the full approval of duvelisib for the treatment of patients with relapsed or refractory CLL/SLL and accelerated approval for the treatment of patients with relapsed or refractory FL is currently under regulatory review by the FDA with a target action date of October 5, 2018. Additionally, we plan to submit a marketing authorization application to the European Medicines Agency by the end of 2018.  We are currently building our U.S. commercial capabilities for our potential product launch in 2018, and we intend to enter into one or more partnerships or collaborations for the potential commercialization of duvelisib outside of the U.S.

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

As of March 31, 2018, we had an accumulated deficit of $324.2 million. Our net loss was $21.1 million and $13.0 million for the three months ended March 31, 2018 and 2017, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we seek marketing approval for our lead product candidate, duvelisib, and continue the research and development and clinical trials of all of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2017 related to accrued research and development expenses and stock-based compensation. There were no material changes to these critical accounting policies in the three months ended March 31, 2018. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 13, 2018.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2018 and 2017

Research and development expense.  Research and development expense for the three months ended March 31, 2018 (2018 Quarter) was $10.9 million compared to $8.4 million for the three months ended March 31, 2017 (2017 Quarter). The $2.5 million increase from the 2017 Quarter to the 2018 Quarter was primarily related to an increase of $1.1 million in contract research organization (CRO) expense for outsourced biology, development and clinical services, which includes our clinical trial costs, an increase of approximately $918,000 in personnel related costs, an increase of approximately $204,000 in stock-based compensation, and an increase in consulting fees of approximately $198,000.

We allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project.  The table below summarizes our allocation of research and development expenses to our clinical programs, including duvelisib and defactinib, for the 2018 Quarter and the 2017 Quarter. We use our employee and infrastructure resources across multiple research and development projects.  Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include approximate personnel related costs of $2.5 million and $1.6 million for the 2018 Quarter and the 2017 Quarter, respectively.

	Three months ended March 31,
	2018	2017
	(in thousands)
Duvelisib	$5,992	$4,047
Defactinib	440	608
Unallocated and other research and development expense	4,054	3,486
Unallocated stock-based compensation expense	448	244
Total research and development expense	$10,934	$8,385

General and administrative expense.  General and administrative expense for the 2018 Quarter was $9.8 million compared to $4.8 million for the 2017 Quarter. The increase of $5.0 million from the 2017 Quarter to the 2018 Quarter primarily resulted from increases in consulting and professional fees of $2.5 million, including $1.8 million related to commercial launch preparation, and personnel related costs of $2.0 million

Interest income.  Interest income remained relatively flat from the 2017 Quarter to the 2018 Quarter primarily as a result of higher interest rates on investments in the 2018 Quarter, offset by a lower investment cost basis.

Interest expense.  Interest expense related to our loan and security agreement executed with Hercules in March 2017 was approximately $480,000 for the 2018 Quarter compared to approximately $12,000 for the 2017 Quarter.  The increase was due to a higher principal balance and an increase in the number of days outstanding in the 2018 Quarter compared to the 2017 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, public offerings of our common stock, sales of common stock under our at-the market equity offering programs, and our loan and security agreement executed with Hercules in March 2017, as amended.

As of March 31, 2018, we had $64.2 million in cash and cash equivalents. From April 1, 2018 to May 3, 2018, we sold 5,903,073 shares of common stock under our at-the-market equity offering program (ATM) for net proceeds of approximately $21.9 million (after deducting commissions and other offering expenses).  Giving effect to these sales under the ATM, our pro forma cash and cash equivalents balance at March 31, 2018 is approximately $86.1 million.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2018 Quarter and the 2017 Quarter (in thousands):

	Three months ended March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(22,454)	$(10,652)
Investing activities	4,435	4,096
Financing activities	299	2,386
Decrease in cash, cash equivalents and restricted cash	$(17,720)	$(4,170)

Operating activities.  The use of cash in both quarters resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital.

Investing activities.  The cash provided by investing activities for the 2018 Quarter primarily reflects the maturities of investments of $4.5 million, partially offset by approximately $65,000 in net purchases of property and equipment. The cash provided in investing activities for the 2017 Quarter reflects the net maturities of investments of $4.1 million.

Financing activities.  The cash used by financing activities for the 2018 Quarter primarily represents approximately $588,000 in net proceeds received under our ATM, offset by the payment of approximately $289,000 of issuance costs related to our financing in December 2017. The cash used in financing activities for the 2017 Quarter represents $2.4 million in net proceeds received from our loan and security agreement executed with Hercules.

In March 2017, we terminated the ATM established in December 2013 and established a new ATM pursuant to which we were able to offer and sell up to $35.0 million of our common stock at then current market prices from time to time through Cantor Fitzgerald & Co. (Cantor), as sales agent. In August 2017, we amended our sales agreement with Cantor to increase the maximum aggregate offering price of shares of common stock that can be sold under the ATM to $75.0 million.

During the three months ended March 31, 2018, we sold 167,065 shares under the ATM for net proceeds of approximately $588,000 (after deducting commissions and other offering expenses). Through March 31, 2018, we sold a total of 5,203,944 shares under the ATM for net proceeds of approximately $23.6 million (after deducting commissions and other offering expenses).

Funding requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses and operating losses will increase substantially if and as we:

•	prepare for the anticipated commercialization of duvelisib;
•	continue our ongoing clinical trials, including with our most advanced product candidates duvelisib and defactinib;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts; and
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2017. There have not been any material changes from the contractual obligations and commitments previously disclosed in such report other than a change in estimated obligations due to our landlord under the terms of our operating lease, entered into in April 2014, and amended in March 2018, for our office space located in Needham, Massachusetts. This change is more fully described in Note 11, Commitments and Contingencies, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $64.2 million as of March 31, 2018, consisting of cash and U.S. Government money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2018, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of March 31, 2018, we have borrowed $15.0 million under the Amended Loan Agreement. The Amended Loan Agreement bears interest per annum equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  Changes in interest rates can cause interest charges to fluctuate under the Amended Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three months ended March 31, 2018.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC on March 13, 2018. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On May 3, 2018, Verastem, Inc. announced its financial results for the quarter ended March 31, 2018 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

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

EXHIBIT INDEX

10.1		First Amendment of Lease Agreement, dated February 15, 2018, between the Registrant and 117 Kendrick DE, LLC, as successor-in-interest to Intercontinental Fund III 117 Kendrick Street, LLC
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on May 3, 2018.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: May 3, 2018	By:	/s/ Robert Forrester

Robert Forrester
President and Chief Executive Officer
(Principal executive officer)

Date: May 3, 2018	By:	/s/ Julie B. Feder

Julie B. Feder
Chief Financial Officer
(Principal financial and accounting officer)