Form 10-Q
period 2018-06-30
Verastem, Inc.
filed 2018-08-08
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR
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

As of August 6, 2018 there were 73,592,263 shares of Common Stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks that approval of our New Drug Application for duvelisib will not occur on the expected timeframe or at all, including by the U.S. Food and Drug Administration’s target action date; that a filing of a European Marketing Authorization Application may not be achieved; that the full data from the Phase 3 DUO™ study will not be consistent with the previously presented results of the study; that the preclinical testing of our product candidates and preliminary or interim data from clinical trials may not be predictive of the results or success of ongoing or later clinical trials; that data may not be available when expected, including for the Phase 3 DUO study; that even if data from clinical trials is positive, regulatory authorities may require additional studies for approval and the product may not prove to be safe and effective; that the degree of market acceptance of product candidates, if approved, may be lower than expected; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that our product candidates will cause unexpected safety events or result in an unmanageable safety profile as compared to their level of efficacy; that duvelisib will be ineffective at treating patients with lymphoid malignancies; that we will be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we or Infinity Pharmaceuticals, Inc. will fail to fully perform under the duvelisib license agreement; that we may be unable to make additional draws under our debt facility or obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, including for duvelisib in patients with chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) or indolent non-Hodgkin lymphoma (iNHL); and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (SEC) on March 13, 2018 and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$168,692	$82,176
Short-term investments	—	4,496
Prepaid expenses and other current assets	1,745	1,115
Total current assets	170,437	87,787
Property and equipment, net	1,270	861
Restricted cash	242	162
Other assets	969	981
Total assets	$172,918	$89,791
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,514	$9,186
Accrued expenses	12,234	7,942
Current portion of long-term debt	1,384	—
Total current liabilities	22,132	17,128
Non-current liabilities:
Long-term debt	23,520	14,828
Other non-current liabilities	399	151
Total liabilities	46,051	32,107
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 73,580 and 50,801 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	7	5
Additional paid-in capital	469,415	360,823
Accumulated other comprehensive income (loss)	4	(2)
Accumulated deficit	(342,559)	(303,142)
Total stockholders’ equity	126,867	57,684
Total liabilities and stockholders’ equity	$172,918	$89,791

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
License revenue	$10,000	$—	$10,000	$—
Total revenue	10,000	—	10,000	—
Operating expenses:
Research and development	12,381	9,042	23,315	17,427
General and administrative	15,813	4,425	25,640	9,188
Total operating expenses	28,194	13,467	48,955	26,615
Loss from operations	(18,194)	(13,467)	(38,955)	(26,615)
Interest income	343	140	534	295
Interest expense	(516)	(109)	(996)	(121)
Net loss	$(18,367)	$(13,436)	$(39,417)	$(26,441)
Net loss per share—basic and diluted	$(0.30)	$(0.36)	$(0.70)	$(0.71)
Weighted-average number of common shares used in net loss per share—basic and diluted	61,256	36,992	56,074	36,992

Net loss	$(18,367)	$(13,436)	$(39,417)	$(26,441)
Unrealized gain (loss) on available-for-sale securities	4	(17)	6	(34)
Comprehensive loss	$(18,363)	$(13,453)	$(39,411)	$(26,475)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2018	2017
Operating activities
Net loss	$(39,417)	$(26,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	792	290
Stock-based compensation expense	2,867	2,410
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	178	105
Gain on sale of fixed assets	(79)	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(457)	(1,479)
Accounts payable	(1,436)	2,730
Accrued expenses and other liabilities	4,785	(2,748)
Net cash used in operating activities	(32,767)	(25,133)
Investing activities
Purchases of property and equipment	(677)	—
Sales of property and equipment	82	—
Purchases of investments	—	(6,461)
Maturities of investments	4,500	24,580
Net cash provided by investing activities	3,905	18,119
Financing activities
Proceeds from long-term debt, net	9,900	2,386
Proceeds from the exercise of stock options	262	—
Proceeds from the issuance of common stock, net	105,457	(138)
Net cash provided by financing activities	115,619	2,248
Increase (decrease) in cash, cash equivalents and restricted cash	86,757	(4,766)
Cash, cash equivalents and restricted cash at beginning of period	82,338	32,511
Cash, cash equivalents and restricted cash at end of period	$169,095	$27,745
Supplemental disclosure of non-cash financing activities
Purchases of property and equipment in accounts payable	$527	$—
Common stock issuance costs included in accounts payable and accrued expenses	$316	$—

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the Company) is a biopharmaceutical company focused on developing and commercializing medicines to improve the survival and quality of life for cancer patients. The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, identifying and acquiring potential product candidates and undertaking preclinical studies and clinical trials of its product candidates.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, inability to obtain marketing approval of product candidates, competitors developing new technological innovations, market acceptance of the Company’s products and protection of proprietary technology. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate product revenue or achieve profitability and may need to raise additional capital.

The Company has historical losses from operations and anticipates that it will continue to incur losses for the foreseeable future as it continues the research and development and clinical trials of its product candidates, and seeks marketing approval for its lead product candidate, duvelisib. During the quarter ended June 30, 2018, the Company raised in excess of $125.0 million through a number of strategic financings and a license arrangement. As of June 30, 2018, the Company had cash and cash equivalents of $168.7 million and accumulated deficit of $342.6 million. The Company expects that its cash and cash equivalents outstanding at June 30, 2018 will be sufficient to fund its obligations for at least twelve months from the date of issuance of these condensed consolidated financial statements.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (SEC) on March 13, 2018.

Significant Accounting Policies

The significant accounting policies identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that require the Company to make estimates and assumptions include accrued research and development expenses and stock-based compensation. During the six months ended June 30, 2018, there were no material changes to the significant accounting policies, except for the adoption of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board (the FASB), as well as significant accounting policies over revenue recognition and collaborative arrangements, each of which is detailed below.

Revenue Recognition - Effective January 1, 2018, the Company adopted ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines which goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company may enter into collaboration and licensing arrangements for research and development, manufacturing, and commercialization activities, which have components within the scope of ASC 606, with collaboration partners for the development and commercialization of therapeutic candidates. The arrangements generally contain multiple elements or deliverables, which may include (1) licenses, or options to obtain licenses, to the Company's intellectual property, (2) research and development activities performed for the collaboration partner, (3) participation on joint steering committees, and (4) the manufacturing of commercial, clinical or preclinical material. Payments pursuant to these arrangements typically include non-refundable, upfront payments, milestone payments upon achieving significant development events, research and development reimbursements, sales milestones, and royalties on future product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period. The contracts into which the Company enters generally do not include significant financing components.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract within the scope of ASC 606; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and d) the measure of progress in step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below.

Exclusive Licenses  - If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other elements, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of its associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining elements, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress of each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, is subject to estimates by management and may change over the course of the agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

Customer Options  - If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services such as research and development services or manufacturing services, the goods and services underlying the customer options are not considered to be performance obligations at the inception of the arrangement; rather, such goods and services are contingent on exercise of the option, and the associated option fees are not included in the transaction price. The Company evaluates customer options for material rights or options to acquire additional goods or services for free or at a discount. If a customer option is determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the estimated probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.

Milestone Payments  - At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties  - For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Collaborative Arrangements - Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, Collaborative Arrangements: (i) the parties to the contract must actively participate in the joint operating activity and (ii) the joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful. Payments received from or made to a partner that are the result of a collaborative relationship with a partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction or increase to research and development expense, respectively.

For a complete discussion of the Company’s accounting for its license and collaboration agreement, see Note 11,  License and Collaboration Agreement.

Recently Issued Accounting Standards Updates

In June 2018, the FASB issued Accounting Standards Update (ASU) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,  which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted, but no earlier than the date on which ASC 606 is adopted. The Company has not elected to early adopt this standard and is currently evaluating the impact the adoption of the standard will have on its condensed consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  The Company adopted this standard effective January 1, 2018.  Upon adoption of ASU 2016-18, the Company applied the retrospective transition method for each period presented and included approximately $162,000 of restricted cash in the beginning-of-period and end-of-period cash, cash equivalents and restricted cash balance reflected in the condensed consolidated statement of cash flows for the six months ended June 30, 2017.  A reconciliation of cash, cash equivalents and restricted cash for each period presented is provided in Note 3 to the condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. The Company adopted this new standard on January 1, 2018 using the full retrospective method. There was no change to the Company’s condensed consolidated financial statements as a result of the adoption.  The Company’s license and collaboration agreement with Yakult Honsha Co., Ltd (Yakult) was accounted for under ASC 606. See Note 11,  License and Collaboration Agreement.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$168,692	$82,176
Restricted cash (included in prepaid expenses and other current assets)	161	—
Restricted cash	242	162
Total cash, cash equivalents and restricted cash	$169,095	$82,338

Amounts included in restricted cash represent cash held to collateralize outstanding letters of credit in the amount of approximately $403,000 and $162,000 as of June 30, 2018 and December 31, 2017, respectively, provided as a security deposit for the Company’s office space located in Needham, Massachusetts.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2018
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$167,710	$150,741	$16,969	$—
Total financial assets	$167,710	$150,741	$16,969	$—

	December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$80,894	$75,478	$5,416	$—
Short-term investments	4,496	—	4,496	—
Total financial assets	$85,390	$75,478	$9,912	$—

The Company’s cash equivalents and investments are comprised of U.S. Government money market funds and corporate bonds and commercial paper of publicly traded companies. These investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2018 and December 31, 2017.

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is determined using a discounted cash flow analysis using current applicable rates for similar instruments as of the condensed consolidated balance sheet dates. The carrying value of the Company’s long-term debt, including the current portion, at June 30, 2018 and December 31, 2017, was approximately $24.9 million and $14.8 million, respectively.  At June 30, 2018, the Company estimates that the fair value of its long-term debt, including the current portion, was approximately $26.9 million. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents,  and investments consist of the following (in thousands):

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$151,723	$—	$—	$151,723
Corporate bonds and commercial paper	$16,965	$5	$(1)	$16,969
Total cash and cash equivalents	$168,688	$5	$(1)	$168,692

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$76,760	$—	$—	$76,760
Corporate bonds and commercial paper (due within 90 days)	5,418	$—	$(2)	$5,416
Total cash and cash equivalents	$82,178	$—	$(2)	$82,176
Investments:
Corporate bonds and commercial paper (due within 1 year)	$4,496	$—	$—	$4,496
Total investments	$4,496	$—	$—	$4,496
Total cash, cash equivalents and investments	$86,674	$—	$(2)	$86,672

There were no realized gains or losses on investments for the three and six months ended June 30, 2018 or 2017, respectively.  There were two and five investments in an unrealized loss position as of June 30, 2018 and December 31, 2017, respectively.  None of these investments had been in an unrealized loss position for more than 12 months as of June 30, 2018 and December 31, 2017, respectively. The aggregate unrealized loss on these securities as of June 30, 2018 and December 31, 2017 was approximately $1,000 and $2,000, respectively, and the fair value was $2.5 million and $9.9 million, respectively. The Company considered the decline in the market value for these investments to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these investments before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2018 and December 31, 2017, respectively.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Contract research organization costs	$7,847	$3,774
Compensation and related benefits	3,225	2,622
Professional fees	472	617
Consulting fees	358	579
Other	332	350
Total accrued expenses	$12,234	$7,942

7. Long-term debt

On March 21, 2017 (Closing Date), Verastem, Inc. (the Borrower) entered into a term loan facility of up to $25.0 million with Hercules. The term loan facility is governed by a loan and security agreement, dated March 21, 2017 (the Original Loan Agreement), which was amended on January 4, 2018 and March 6, 2018 (the Amended Loan Agreement) to increase the total borrowing limit under the Original Loan Agreement from up to $25.0 million to up to $50.0 million (the Term Loan), pursuant to certain conditions of funding.

As of June 30, 2018, the Company has borrowed a total of $25.0 million in term loans, which includes $10.0 million borrowed in June 2018. The availability of the remaining $25.0 million of borrowing capacity under the Amended Loan Agreement is subject to Hercules’ sole discretion, and may be drawn as term loans (each a Term F Loan Advance) in minimum increments of $5.0 million.

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

The Company assessed all terms and features of the Amended Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the Amended Loan Agreement, including put and call features. The Company determined that all features of the Amended Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s  condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.  There have been no changes to the Company’s original assessment through June 30, 2018.

The future principal payments under the Amended Loan Agreement are as follows as of June 30, 2018 (in thousands):

Remainder of 2018	$—
2019	5,984
2020	19,016
Total principal payments	$25,000

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Outstanding stock options	11,390,340	7,573,155	11,390,340	7,573,155
Outstanding restricted stock units	162,125	—	162,125	—
Total potentially dilutive securities	11,552,465	7,573,155	11,552,465	7,573,155

9. Stock‑based compensation

Stock options

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2018 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2017	8,719,978	$5.19	7.9	$6,150
Granted	3,297,891	$3.54
Exercised	(186,206)	$1.40
Forfeited/cancelled	(441,323)	$3.40
Outstanding at June 30, 2018	11,390,340	$4.84	7.9	$34,810
Vested at June 30, 2018	5,539,332	$6.48	6.5	$13,582
Vested and expected to vest at June 30, 2018(1)	11,047,340	$4.90	7.9	$33,502

(1)	This represents the number of vested options as of June 30, 2018, plus the number of unvested options expected to vest as of June 30, 2018.

The fair value of each stock option granted during the six months ended June  30, 2018 and 2017 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Six months ended June 30,
	2018	2017
Risk-free interest rate	2.51%	2.05%
Volatility	81%	79%
Dividend yield	—	—
Expected term (years)	6.0	6.4

During the first quarter of 2018, the Company granted stock options to purchase a total of 582,500 shares of common stock to certain executives that vest only upon the achievement of specified performance conditions. During the quarter ended June 30, 2018, the Company determined that one of the performance conditions had been achieved and that one other performance condition continues to be probable of achievement. As a result, the Company has recognized approximately $158,000 and $508,000 of stock-based compensation expense during the three and six months ended June 30, 2018, respectively related to awards that vest upon the achievement of performance conditions.

At June 30, 2018, there was $12.2 million of total unrecognized compensation cost related to unvested stock options and the Company expects to recognize this cost over a remaining weighted-average period of approximately 3 years.

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

A summary of RSU activity during the six months ended June 30, 2018 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2017	—	$—
Granted	175,000	$3.00
Vested	—	$—
Forfeited	(12,875)	$3.00
Outstanding at June 30, 2018	162,125	$3.00

At June 30, 2018, there was approximately $457,000 of total unrecognized compensation cost related to unvested RSUs and the Company expects to recognize this cost over a remaining weighted-average period of approximately 4 years.

10. Common stock

At-the-market equity offering programs

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

During the three and six months ended June 30, 2018, the Company sold 6,314,410 and 6,481,475 shares under this program for net proceeds of approximately $23.7 million and $24.3 million (after deducting commissions and other offering expenses), respectively. Through June 30, 2018, the Company has sold a total of 11,518,354 shares under this program for net proceeds of approximately $47.3 million (after deducting commissions and other offering expenses).

Equity offerings

On May 16, 2018, the Company entered into an Underwriting Agreement with Cantor relating to the underwritten offering of 7,777,778 shares (the Shares) of the Company’s common stock.  Cantor agreed to purchase the Shares pursuant to the Underwriting Agreement at a price of $4.31 per share. In addition, the Company granted Cantor an option to purchase, at the public offering price less any underwriting discounts and commissions, an additional 1,166,666 shares of the Company’s common stock, exercisable for 30 days from the date of the prospectus supplement. The option was exercised by Cantor in full on May 23, 2018. The aggregate proceeds from Cantor, net of underwriting discounts and offering costs, were approximately $38.3 million.

On June 14, 2018, the Company entered into a Purchase Agreement with Consonance Capital Master Account L.P. and P Consonance Opportunities Ltd. (collectively, Consonance) relating to the registered offering of 7,166,666 shares of its common stock at a price of $6.00 per share.  The aggregate proceeds from Consonance, net of offering costs, were approximately $42.8 million.

11. License and Collaboration Agreement

On June 5, 2018, the Company entered into a license and collaboration agreement (the Agreement) with Yakult, under which the Company granted exclusive rights to Yakult to develop and commercialize products containing duvelisib in Japan for the treatment, prevention, palliation or diagnosis of all oncology indications in humans or animals.

Under the terms of the Agreement, Yakult received an exclusive right to develop and commercialize products containing duvelisib in Japan under mutually agreed development and commercialization plans at its own cost and expense. Yakult also received certain limited manufacturing rights in the event that the Company is unable to manufacture or supply sufficient quantities of duvelisib or products containing duvelisib to Yakult during the term of the Agreement. The Company retained all rights to duvelisib outside of Japan.

Yakult paid the Company an upfront, non-refundable payment of $10.0 million in June 2018. The Company is also entitled to receive aggregate payments of up to $90.0 million if certain development, regulatory and commercial milestones are successfully achieved. Yakult is obligated to pay the Company a double-digit royalty on net sales of products containing duvelisib in Japan, subject to reduction in certain circumstances, and to fund certain global development costs related to worldwide clinical trials conducted by the Company in which Yakult has opted to participate (Global Clinical Trials) on a pro-rata basis.

Unless earlier terminated by either party, the Agreement will expire upon the fulfillment of Yakult’s royalty obligations to the Company for the sale of any products containing duvelisib in Japan, which royalty obligations expire, on a product-by-product basis, upon the last to occur of (a) expiration of valid claims covering such product, (b) expiration of regulatory exclusivity for such product or (c) 10 years from first commercial sale of such product. Yakult may terminate the Agreement in its entirety at any time with 180 days’ written notice. Either party may terminate the Agreement in its entirety with 60 days’ written notice for the other party’s material breach if such party fails to cure the breach. The Company may terminate the Agreement if (i) Yakult fails to use commercially reasonable efforts to develop and commercialize products containing duvelisib in Japan or (ii) Yakult challenges any patent licensed by the Company to Yakult under the Agreement. Either party may terminate the Agreement in its entirety upon certain insolvency events involving the other party.

The Company first assessed the Agreement under ASC 808 to determine whether the Agreement (or part of the Agreement) represents a collaborative arrangement based on the risks and rewards and activities of the parties pursuant to the Agreement. The Company accounts for collaborative arrangements (or elements within the contract that are deemed part of a collaborative arrangement), which represent a collaborative relationship and not a customer relationship, outside the scope of ASC 606.  For a component of the Agreement, the Company concluded that both the Company and Yakult are exposed to significant risks while developing duvelisib and ultimately would share in the reward upon successful commercialization of duvelisib. The Company then considered each remaining component in the Agreement to determine if ASC 606 should be applied to those components. Generally, the components in the Agreement fall under one of two potential research and development activities: (i) the parties’ joint participation in Global Clinical Trials and (ii) the territory-specific development of duvelisib.

For the parties’ participation in the Global Clinical Trials, the Company concluded that the research and development activities and payments related to such activities are not within the scope of ASC 606 as Yakult is not a customer of the Company with regards to these activities in the context of the Agreement. As such, costs incurred to execute the Global Clinical Trials will be recorded as research and development expense and payments received from Yakult related to such will be recorded as a reduction of research and development expense.

For Territory-specific activities, the Company concluded that Yakult is a customer with regard to this component in the context of the Agreement.  As such, the Territory-specific component and all related payments are within the scope of ASC 606.

The Company determined that there were two material promises associated with the territory-specific activities: (i) an exclusive license to develop, manufacture and commercialize duvelisib in the territory and (ii) the initial technology transfer. The Company determined that the exclusive license and initial technology transfer were not distinct from another, as the license has limited value without the initial technology. Therefore, the exclusive license and initial technology transfer are combined as a single performance obligation. The Company evaluated the option rights for manufacturing and supply services to determine whether they represent material rights to Yakult and concluded that the options were not issued at a significant and incremental discount and therefore do not represent material rights. As such, they are not performance obligations at the outset of the arrangement. Based on this assessment, the Company concluded one performance obligation exists at the outset of the Agreement: the exclusive license combined with the initial technology transfer.

The Company determined that the upfront payment of $10.0 million constituted the transaction price as of the outset of the Agreement. Future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved. The achievement of the future potential milestones is not within the Company’s control and is subject to certain research and development success or regulatory approvals and therefore carry significant uncertainty. The Company will reevaluate the likelihood of achieving future milestones at the end of each reporting period. As all performance obligations have been satisfied, if the risk of significant revenue reversal is resolved, any future milestone revenue from the arrangement will be added to the transaction price (and thereby recognized as revenue) in the period the risk is relieved.

The Company satisfied the performance obligation upon delivery of the license and initial technology transfer and recognized the upfront payment of $10.0 million as license revenue during the three months ended June 30, 2018. There was no deferred revenue as of June 30, 2018.

12. Commitments and contingencies

On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. Effective February 15, 2018, the Company amended its lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the Amended Lease Agreement).  The Amended Lease Agreement extends the expiration date of the lease from September 2019 through May 2025.  Pursuant to the Amended Lease Agreement, the initial annual base rent amount is approximately $660,000, which increases during the lease term to $1.1 million for the last twelve-month period. The deferred rent obligation is included in accrued expenses (current portion) and other liabilities (noncurrent portion) in the condensed consolidated balance sheets. The Company has also agreed to pay its proportionate share of increases in operating expenses and property taxes for the building in which the leased space is located.

The minimum aggregate future lease commitments as of June 30, 2018 are as follows (in thousands):

Remainder of 2018	$220
2019	716
2020	971
2021	1,020
2022	1,041
Thereafter	2,600
Total	$6,568

In conjunction with the execution of the Amended Lease Agreement, the Company increased its security deposit by increasing its existing letter of credit to approximately $403,000.   The amount is included in prepaids and other current assets and restricted cash on the condensed consolidated balance sheets  as of June 30, 2018.

13. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. There are no material subsequent events to the three and six months ended June 30, 2018.

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

OVERVIEW

We are a biopharmaceutical company focused on developing and commercializing medicines to improve the survival and quality of life of cancer patients.  Our most advanced product candidates, duvelisib and defactinib, utilize a multi-faceted approach designed to treat cancers originating either in the blood or major organ systems.  We are currently evaluating these compounds in both preclinical and clinical studies as potential therapies for certain cancers, including leukemia, lymphoma, lung cancer, ovarian cancer, mesothelioma, and pancreatic cancer. We believe that these compounds may be beneficial as therapeutics either as single agents or when used in combination with immuno-oncology agents or other current and emerging standard of care treatments in aggressive cancers that are poorly served by currently available therapies.

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

Duvelisib was evaluated in late- and mid-stage clinical trials, including DUO™, a randomized, Phase 3 monotherapy study in patients with relapsed or refractory CLL/SLL, and DYNAMO™, a single-arm, Phase 2 monotherapy study in patients with double-refractory iNHL, including FL, SLL, and marginal zone lymphoma (MZL).  Both DUO and DYNAMO achieved their primary endpoints.  Our New Drug Application (NDA) requesting the full approval of duvelisib for the treatment of patients with relapsed or refractory CLL/SLL and accelerated approval for the treatment of patients with relapsed or refractory FL was accepted for filing by the FDA with Priority Review and a target action date of October 5, 2018. We are currently building our U.S. commercial capabilities for our potential product launch in 2018, have entered into a license and collaboration agreement with Yakult Hoksha Co. Ltd. (Yakult), under which we granted Yakult exclusive rights to develop and commercialize products containing duvelisib in Japan for the treatment, prevention, palliation or diagnosis of cell oncology indications in humans and animals, and we intend to enter into additional partnerships or collaborations for the potential commercialization of duvelisib outside of the United States.

Duvelisib is also being evaluated through a number of investigator-sponsored trials in combination with other therapies.  In a Phase 2 trial in collaboration with the Sarah Cannon Research Institute, duvelisib is being evaluated in combination with Rituxan or Bendamustine/Rituxan in relapsed/refractory CLL/SLL & iNHL.  Duvelisib is also currently being evaluated in two Phase 1 studies in collaboration with the Dana Farber Cancer Institute, first in combination with Fludarabine, Cyclophosprride and Rituximab (FCR) as a first-line treatment for younger CLL/SLL patients and additionally in combination with venetoclax in relapsed/refractory CLL/SLL patients.  Finally, duvelisib is being evaluated in relapsed/refractory T-cell lymphoma patients in combination with Romidepsin or Bortezomib in collaboration with Memorial Sloane Kettering Cancer Center.

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

Defactinib is currently being evaluated in a Phase 1b study in combination with Merck & Co.’s PD-1 inhibitor pembrolizumab and gemcitabine in patients with advanced pancreatic cancer, a Phase 1/2 study in collaboration with Cancer Research UK and Merck & Co. for the combination of defactinib with pembrolizumab in patients with non-small cell lung cancer (NSCLC), mesothelioma or pancreatic cancer, a Phase 1b study in collaboration with Chugai and Royal Marsden Hospital for the combination of defactinib with RO5126766 (RAF/MEK inhibitor) in patients with advanced solid tumors, and a Phase 1 study in collaboration with UCSD Moores Cancer Center for the combination of defactinib and platinum and taxane in patients with carboplatin resistant ovarian cancer.

  Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. To date, we have not generated any revenues. We have financed our operations to date through private placements of preferred stock, public offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules Capital, Inc. (Hercules) in March 2017, as amended, and the upfront payment under our license and collaboration agreement with Yakult.

As of June 30, 2018, we had an accumulated deficit of $342.6 million. Our net loss was $18.4 million, $39.4 million, $13.4 million and $26.4 million for the three and six months ended June 30, 2018 and 2017, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we seek marketing approval for our lead product candidate, duvelisib, and continue the research and development and clinical trials of all of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we may need to obtain additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2017 related to accrued research and development expenses and stock-based compensation. During the six months ended June 30, 2018, there were no material changes to the significant accounting policies, except for the adoption of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board (the FASB), as well as significant accounting policies over revenue recognition and collaborative arrangements, each of which is detailed below.

Revenue Recognition - Effective January 1, 2018, we adopted ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations; and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We may enter into collaboration and licensing arrangements for research and development, manufacturing, and commercialization activities, which have components within the scope of ASC 606, with collaboration partners for the development and commercialization of therapeutic candidates. The arrangements generally contain multiple elements or deliverables, which may include (1) licenses, or options to obtain licenses, to our intellectual property, (2) research and development activities performed for the collaboration partner, (3) participation on joint steering committees, and (4) the manufacturing of commercial, clinical or preclinical material. Payments pursuant to these arrangements typically include non-refundable, upfront payments, milestone payments upon achieving significant development events, research and development reimbursements, sales milestones, and royalties on future product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period. The contracts into which the Company enters generally do not include significant financing components.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract within the scope of ASC 606; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and d) the measure of progress in step (v) above. We use judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below.

Collaborative Arrangements - Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC 808, Collaborative Arrangements: (i) the parties to the contract must actively participate in the joint operating activity; and (ii) the joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful. Payments received from or made to a partner that are the result of a collaborative relationship with a partner, instead of a customer relationship (such as co-development activities) are recorded as a reduction to or an increase in research and development expense, respectively.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2018 and 2017

License revenue.  License revenue for the three months ended June 30, 2018 (2018 Quarter) was $10.0 million and was related to an upfront payment received in connection with the license and collaboration agreement executed between ourselves and Yakult in June 2018.  We had no revenue during the three months ended June 30, 2017 (2017 Quarter).

Research and development expense.  Research and development expense for the 2018 Quarter was $12.4 million compared to $9.0 million for the 2017 Quarter. The $3.4 million increase from the 2017 Quarter to the 2018 Quarter was primarily related to an increase of $1.6 million in contract research organization (CRO) expense for outsourced biology, development and clinical services, which includes our clinical trial costs, an increase of approximately $999,000 in personnel related costs, an increase of approximately $386,000 in stock-based compensation, and an increase of approximately $380,000 in occupancy and other costs.

We allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project.  The table below summarizes our allocation of research and development expenses to our clinical programs, including duvelisib and defactinib, for the 2018 Quarter and the 2017 Quarter. We use our employee and infrastructure resources across multiple research and development projects.  Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include approximate personnel related costs of $2.1 million and $1.1 million for the 2018 Quarter and the 2017 Quarter, respectively.

	Three months ended June 30,
	2018	2017
	(in thousands)
Duvelisib	$7,492	$5,478
Defactinib	875	911
Unallocated and other research and development expense	3,390	2,416
Unallocated stock-based compensation expense	624	237
Total research and development expense	$12,381	$9,042

General and administrative expense.  General and administrative expense for the 2018 Quarter was $15.8 million compared to $4.4 million for the 2017 Quarter. The increase of $11.4 million from the 2017 Quarter to the 2018 Quarter primarily resulted from increases in consulting and professional fees of $5.2 million, including $3.6 million related to commercial launch preparation activities, an increase in personnel related costs of $4.4 million, occupancy costs of approximately $736,000, travel related costs of approximately $395,000, and stock-based compensation and other costs of approximately $616,000.

Interest income.    Interest income increased to approximately $343,000 for the 2018 Quarter from approximately $140,000 for the 2017 Quarter. This increase was primarily due to higher investment cost basis and higher interest rates on investments.

Interest expense. Interest expense related to our loan and security agreement executed with Hercules in March 2017 was approximately $516,000 for the 2018 Quarter compared to approximately $109,000 for the 2017 Quarter.  The increase was due to a higher principal balance and interest rates in the 2018 Quarter compared to the 2017 Quarter.

Comparison of the six months ended June 30, 2018 and 2017

License revenue.  License revenue for the six months ended June 30, 2018 (2018 Period) was $10.0 million and was related to an upfront payment received in connection to our license and collaboration agreement with Yakult.  We had no revenue in the six months ended June 30, 2017 (2017 Period).

Research and development expense.  Research and development expense for the 2018 Period was $23.3 million compared to $17.4 million for the 2017 Period. The $5.9 million increase from the 2017 Period to the 2018 Period was primarily related to an increase of $2.7 million in CRO expense for outsourced biology, development and clinical services, which includes our clinical trial costs, an increase of $1.9 million in personnel related costs, an increase of approximately $591,000 in stock-based compensation, an increase in occupancy costs of approximately $357,000, and an increase in consulting and other fees of approximately $308,000.

We allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project.  The table below summarizes our allocation of research and development expenses to our clinical programs, including duvelisib and defactinib, for the 2018 Period and the 2017 Period. We use our employee and infrastructure resources across multiple research and development projects.  Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include approximate personnel related costs of $4.6 million and $2.7 million for the 2018 Period and the 2017 Period, respectively.

	Six months ended June 30,
	2018	2017
	(in thousands)
Duvelisib	$13,484	$9,525
Defactinib	1,316	1,519
Unallocated and other research and development expense	7,443	5,902
Unallocated stock-based compensation expense	1,072	481
Total research and development expense	$23,315	$17,427

General and administrative expense.  General and administrative expense for the 2018 Period was $25.6 million compared to $9.2 million for the 2017 Period. The increase of $16.4 million from the 2017 Period to the 2018 Period primarily resulted from increases in consulting and professional fees of $7.7 million, including $5.4 million related to commercial launch preparation activities, an increase in personnel related costs of $6.5 million, an increase in occupancy costs of approximately $813,000, an increase in travel related costs of approximately $806,000, and an increase in stock-based compensation and other costs of approximately $615,000.

Interest income.    Interest income increased to approximately $534,000 for the 2018 Period from approximately $295,000 for the 2017 Period. This increase was primarily due to higher investment cost basis and higher interest rates on investments.

Interest expense.  Interest expense related to our loan and security agreement executed with Hercules in March 2017 was approximately $996,000 for the 2018 Period compared to approximately $121,000 for the 2017 Period.  The increase was due to a higher principal balance, higher interest rates, and an increase in the number of days outstanding in the 2018 Period compared to the 2017 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date through private placements of preferred stock, public offerings of our common stock, sales of common stock under our at-the market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, and the upfront payment under our license and collaboration agreement with Yakult.

As of June 30, 2018, we had $168.7 million in cash and cash equivalents.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2018 Period and the 2017 Period (in thousands):

	Six months ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(32,767)	$(25,133)
Investing activities	3,905	18,119
Financing activities	115,619	2,248
Increase (decrease) in cash, cash equivalents and restricted cash	$86,757	$(4,766)

Operating activities.  The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital.

Investing activities.  The cash provided by investing activities for the 2018 Period primarily reflects the maturities of investments of $4.5 million, partially offset by approximately $595,000 in net purchases of property and equipment. The cash provided in investing activities for the 2017 Period reflects the net maturities of investments of $18.1 million.

Financing activities.  The cash provided by financing activities for the 2018 Period primarily represents $81.5 million in net proceeds from the sales of our common stock under the Underwriting Agreement and Purchase Agreement described below, $24.3 million in net proceeds received under our at-the-market equity offering program (ATM), $9.9 million in net proceeds received from our loan and security agreement executed with Hercules, and approximately $262,000 related to stock option exercises, offset by the payment of approximately $324,000 of issuance costs related to a sale of our common stock during December 2017. The cash provided by financing activities for the 2017 Period represents $2.4 million in net proceeds received from our loan and security agreement executed with Hercules, offset by approximately $138,000 of deferred financing costs.

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

During the three and six months ended June 30, 2018, we sold 6,314,410 and 6,481,475 shares under the ATM for net proceeds of $23.7 million and $24.3 million (after deducting commissions and other offering expenses), respectively. There were no sales under this program in the three and six months ended June 30, 2017. Through June 30, 2018, we sold a total of 11,518,354 shares under the ATM for net proceeds of $47.3 million (after deducting commissions and other offering expenses).

On May 16, 2018, we entered into an Underwriting Agreement with Cantor relating to the underwritten offering of 7,777,778 shares of our common stock. Cantor agreed to purchase the shares of our common stock pursuant to the Underwriting Agreement at a price of $4.31 per share. In addition, we granted Cantor an option to purchase, at the public offering price less any underwriting discounts and commissions, an additional 1,166,666 shares of our common stock, exercisable for 30 days from the date of the prospectus supplement. The option was exercised by Cantor on May 23, 2018. The aggregate proceeds from Cantor, net of underwriting discounts and offering costs, were approximately $38.3 million.

On June 14, 2018, we entered into a purchase agreement with Consonance Capital Master Account L.P. and P Consonance Opportunities Ltd. (collectively, Consonance) relating to the registered offering of 7,166,666 shares of our common stock at a price of $6.00 per share.  The aggregate proceeds from Consonance, net of offering costs, were approximately $42.8 million.

License and collaboration agreement

On June 5, 2018, we entered into a license and collaboration agreement (the Agreement) with Yakult, under which we granted exclusive rights to Yakult to develop and commercialize products containing duvelisib in Japan for the treatment, prevention, palliation or diagnosis of all oncology indications in humans or animals.

Under the terms of the Agreement, Yakult received an exclusive right to develop and commercialize products containing duvelisib in Japan under mutually agreed development and commercialization plans at its own cost and expense. Yakult also received certain limited manufacturing rights in the event that we are unable to manufacture or supply sufficient quantities of duvelisib or products containing duvelisib to Yakult during the term of the Agreement. We retained all rights to duvelisib outside of Japan.

Yakult paid us an upfront, non-refundable payment of $10.0 million in June 2018. We are also entitled to receive aggregate payments of up to $90.0 million if certain development, regulatory and commercial milestones are successfully achieved. Yakult is obligated to pay us a double-digit royalty on net sales of products containing duvelisib in Japan, subject to reduction in certain circumstances, and to fund certain global development costs related to worldwide clinical trials conducted by us in which Yakult has opted to participate (Global Clinical Trials) on a pro-rata basis.

Unless earlier terminated by either party, the Agreement will expire upon the fulfillment of Yakult’s royalty obligations to us for the sale of any products containing duvelisib in Japan, which royalty obligations expire, on a product-by-product basis, upon the last to occur of (a) expiration of valid claims covering such product, (b) expiration of regulatory exclusivity for such product or (c) 10 years from first commercial sale of such product. Yakult may terminate the Agreement in its entirety at any time with 180 days’ written notice. Either party may terminate the Agreement in its entirety with 60 days’ written notice for the other party’s material breach if such party fails to cure the breach. We may terminate the Agreement if (i) Yakult fails to use commercially reasonable efforts to develop and commercialize products containing duvelisib in Japan or (ii) Yakult challenges any patent licensed by us to Yakult under the Agreement. Either party may terminate the Agreement in its entirety upon certain insolvency events involving the other party.

We recognized the upfront payment of $10.0 million as license revenue upon execution of the Agreement in June 2018.

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

We expect our existing cash and  cash equivalents will be sufficient to fund our obligations for at least the next twelve months from the date of filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2017. There have not been any material changes from the contractual obligations and commitments previously disclosed in such report other than (i) a change in estimated obligations due to our landlord under the terms of our operating lease, entered into in April 2014, and amended effective February 2018, for our office space located in Needham, Massachusetts and (ii) our borrowing of an additional $10.0 million from Hercules Capital, Inc. in June 2018.  These changes are more fully described in Note 12, Commitments and Contingencies and Note 7, Long-term Debt,  respectively, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $168.7 million as of June 30, 2018, consisting of cash, U.S. Government money market funds, and corporate bonds and commercial paper of publicly traded companies.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2018, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of June 30, 2018, we have borrowed $25.0 million under the Amended Loan Agreement. The Amended Loan Agreement bears interest per annum equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  Changes in interest rates can cause interest charges to fluctuate under the Amended Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three and six months ended June 30, 2018.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and our Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

During the quarter ended June 30, 2018, we implemented certain internal controls in connection with our adoption of ASC Topic 606,  Revenue from Contracts with Customers.  There have been no other changes in our internal control over financial reporting during the three and six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC on March 13, 2018. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as noted below.

The success of our business may be dependent on the actions of our collaborative partners.  If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

An element of our business and funding strategy is to enter into collaborative arrangements with established pharmaceutical and biotechnology companies who will finance or otherwise assist in the development, manufacture and marketing of products incorporating our technology, and who also provide us with funding in the form of milestone payments for progress in clinical development or regulatory approval. For example, in June 2018, we entered into a license and collaboration agreement with Yakult Honsha Co., Ltd. (Yakult) under which we granted exclusive rights to Yakult to develop and commercialize products containing duvelisib in Japan for the treatment, prevention, palliation or diagnosis of all oncology indications in humans or animals under mutually agreed development and commercialization plans at Yakult’s own cost and expense.

We may seek additional third-party collaborators for the development and commercialization of our product candidates. We anticipate that we may seek to enter into additional collaborations for marketing and commercialization of our product candidates in certain territories worldwide at the appropriate time in the future.  Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•

if the rights to duvelisib in Japan are returned to us by Yakult, there is no assurance that we would be able to find another partner in Japan and we will need to establish a new development and commercialization strategy for duvelisib in Japan.

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

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On August 8, 2018, Verastem, Inc. announced its financial results for the quarter ended June 30, 2018 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

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

EXHIBIT INDEX

10.1	*†	License and Collaboration Agreement, dated June 5, 2018, between Verastem, Inc. and Yakult Honsha Co., Ltd.
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Operating Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on August 8, 2018.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*Filed or furnished herewith.

†Confidential treatment requested under 17 C.F.R. §200.80(c) and Rule 24b‑2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: August 8, 2018	By:	/s/ ROBERT FORRESTER

Robert Forrester
President and Chief Executive Officer
(Principal executive officer)

Date: August 8, 2018	By:	/s/ DANIEL PATERSON

Daniel Paterson
Chief Operating Officer
(Principal financial and accounting officer)