Form 10-Q
period 2019-03-31
Verastem, Inc.
filed 2019-05-09
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	VSTM	The Nasdaq Global Market

As of May 2, 2019, there were 73,876,939 shares of Common Stock outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the commercial success of COPIKTRA in the United States; physician and patient adoption of COPIKTRA, including those related to the safety and efficacy of COPIKTRA; the uncertainties inherent in research and development of COPIKTRA, such as negative or unexpected results of clinical trials; whether and when any applications for COPIKTRA may be filed with regulatory authorities in any other jurisdictions; whether and when regulatory authorities in any other jurisdictions may approve any such other applications that may be filed for COPIKTRA, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted and, if approved, whether COPIKTRA will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for COPIKTRA and our other product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of COPIKTRA; the fact that regulatory authorities in the U.S. or other jurisdictions, if approved, could withdraw approval; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that third-party payors (including government agencies) may not reimburse for COPIKTRA; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that COPIKTRA or our other product candidates will cause unexpected safety events, experience manufacturing or supply interruptions or failures, or result in unmanageable safety profiles as compared to their levels of efficacy; that COPIKTRA will be ineffective at treating patients with lymphoid malignancies; that we will be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we, CSPC Pharmaceutical Group Limited, Yakult Honsha Co. Ltd., or Infinity Pharmaceuticals, Inc. will fail to fully perform under the duvelisib license agreements; that we may be unable to make additional draws under our debt facility or obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, including for duvelisib in patients with chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) or indolent non-Hodgkin lymphoma (iNHL) in other jurisdictions; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (SEC) on March 12, 2019, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$91,525	$129,867
Short-term investments	120,134	119,786
Accounts receivable, net	558	306
Inventory	306	327
Prepaid expenses and other current assets	4,073	2,973
Total current assets	216,596	253,259
Property and equipment, net	1,256	1,369
Right-of-use asset, net	3,303	—
Intangible assets, net	21,185	21,577
Other assets	1,025	1,031
Total assets	$243,365	$277,236
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,593	$10,253
Accrued expenses	19,828	21,108
Lease liability, short-term	203	—
Current portion of long-term debt	—	5,716
Total current liabilities	28,624	37,077
Non-current liabilities:
Long-term debt	24,814	19,506
Convertible senior notes	97,159	95,231
Lease liability, long-term	3,808	—
Other non-current liabilities	500	1,123
Total liabilities	154,905	152,937
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 73,877 and 73,806 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	7	7
Additional paid-in capital	502,021	499,741
Accumulated other comprehensive income	110	127
Accumulated deficit	(413,678)	(375,576)
Total stockholders’ equity	88,460	124,299
Total liabilities and stockholders’ equity	$243,365	$277,236

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2019	2018
Revenue:
Product revenue, net	$1,671	$—
Total revenue	1,671	—
Operating expenses:
Costs of revenues, excluding amortization of acquired intangible assets	158	—
Research and development	9,758	10,934
Selling, general and administrative	26,033	9,827
Amortization of acquired intangible assets	392	—
Total operating expenses	36,341	20,761
Loss from operations	(34,670)	(20,761)
Interest income	1,497	191
Interest expense	(4,929)	(480)
Net loss	$(38,102)	$(21,050)
Net loss per share—basic and diluted	$(0.52)	$(0.41)
Weighted average common shares outstanding used in computing net loss per share—basic and diluted	73,854	50,835

Net loss	$(38,102)	$(21,050)
Unrealized (loss) gain on available-for-sale securities	(17)	2
Comprehensive loss	$(38,119)	$(21,048)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2018	73,806,344	$7	$499,741	$127	$(375,576)	$124,299
Net loss	—	—	—	—	(38,102)	(38,102)
Unrealized loss on available-for-sale marketable securities	—	—	—	(17)	—	(17)
Issuance of common stock resulting from exercise of stock options	46,803	—	75	—	—	75
Issuance of common stock resulting from vesting of restricted stock units and payment of tax withholdings	23,792	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	2,248	—	—	2,248
Balance at March 31, 2019	73,876,939	$7	$502,021	$110	$(413,678)	$88,460

Balance at December 31, 2017	50,800,908	$5	$360,823	$(2)	$(303,142)	$57,684
Net loss	—	—	—	—	(21,050)	(21,050)
Unrealized gain on available-for-sale marketable securities	—	—	—	2	—	2
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $0	167,065	—	588	—	—	588
Stock-based compensation expense	—	—	1,328	—	—	1,328
Balance at March 31, 2018	50,967,973	$5	$362,739	$—	$(324,192)	$38,552

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2019	2018
Operating activities
Net loss	$(38,102)	$(21,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	113	125
Amortization of acquired intangible asset	392	—
Amortization of right-of-use asset and lease liability	57
Stock-based compensation expense	2,248	1,328
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	1,608	83
Gain on sale of fixed assets	—	(33)
Changes in operating assets and liabilities:
Accounts receivable, net	(252)	—
Inventory	21	—
Prepaid expenses, other current assets and other assets	(1,094)	(694)
Accounts payable	(1,660)	(2,078)
Accrued expenses and other liabilities	(2,111)	(135)
Net cash used in operating activities	(38,780)	(22,454)
Investing activities
Purchases of property and equipment	—	(102)
Sales of property and equipment	—	37
Purchases of investments	(37,637)	—
Maturities of investments	38,000	4,500
Net cash provided by investing activities	363	4,435
Financing activities
Proceeds from the exercise of stock options	75	—
Proceeds from the issuance of common stock, net	—	299
Net cash provided by financing activities	75	299
Decrease in cash, cash equivalents and restricted cash	(38,342)	(17,720)
Cash, cash equivalents and restricted cash at beginning of period	130,608	82,338
Cash, cash equivalents and restricted cash at end of period	$92,266	$64,618
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	$—	$169
Common stock issuance costs included in accounts payable and accrued expenses	$15	$35

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

The Company is subject to the risks associated with other life science companies, including, but not limited to, possible failure of preclinical testing or clinical trials, competitors developing new technological innovations, market acceptance and the commercial success of COPIKTRA, or any of the Company’s investigational product candidates following receipt of regulatory approval, protection of proprietary technology and the continued ability to obtain adequate financing to fund the Company’s future operations. If the Company does not successfully commercialize COPIKTRA or any of its other product candidates, it will be unable to generate product revenue or achieve profitability and may need to raise additional capital.

The Company has historical losses from operations and anticipates that it will continue to incur losses for the foreseeable future as it continues the commercialization of COPIKTRA and the research and development of its product candidates. As of March  31, 2019, the Company had cash, cash equivalents and short-term investments of $211.7 million and accumulated deficit of $413.7 million.  The Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund its U.S. commercial scale-up, development plans and other operational activities for at least twelve months from the date of issuance of these condensed consolidated financial statements.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (SEC) on March 12, 2019.

Significant Accounting Policies

The significant accounting policies identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that require the Company to make estimates and assumptions include accrued research and development expenses, stock-based compensation, revenue recognition, collaborative arrangements, accounts receivable, inventory and intangible assets. During the three months ended March 31, 2019, there were no material changes to the significant accounting policies, except for the adoption of Accounting Standards Codification (ASC) 842, Leases, issued by the Financial Accounting Standards Board (the FASB), which is detailed below.

Leases

Effective January 1, 2019, the Company adopted ASC 842.  This standard requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances within the arrangement.  A lease is identified where an arrangement conveys the right to control the use of identified property, plant, and equipment for a period of time in exchange for consideration.  Leases which are identified within the scope of ASC 842 and which have a term greater than one year are recognized on the Company’s condensed consolidated balance sheets as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize leases with terms of one year or less on its condensed consolidated balance sheets. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates to calculate the present value of lease payments.  Incremental borrowing rates are the rates the Company incurs to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with ASC 842, components of a lease are split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). The fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company has elected to account for the lease and non-lease components of each of its operating leases as a single lease component and allocate all of the contract consideration to the lease component only. The lease component results in an operating right-of-use asset being recorded on the condensed consolidated balance sheets and amortized on a straight-line basis as lease expense.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services in accordance with ASC 606 Revenue from Contracts with Customers. To determine revenue recognition for contracts with its customers, the Company performs the following five step assessment: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines which goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue, Net – The Company sells COPIKTRA to a limited number of specialty pharmacies and specialty distributors in the United States. These customers subsequently resell COPIKTRA either directly to patients or to community hospitals or oncology clinics with in-office dispensaries who in turn distribute COPIKTRA to patients. In addition to distribution agreements with customers, the Company also enters into arrangements with (1) certain government agencies and various private organizations (Third-Party Payers), which may provide for chargebacks or discounts with respect to the purchase of COPIKTRA, and (2) Medicare and Medicaid, which may provide for certain rebates with respect to the purchase of COPIKTRA.

The Company recognizes revenue on sales of COPIKTRA when a customer obtains control of the product, which occurs at a point in time (typically upon delivery). Product revenues are recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration.  Components of variable consideration include trade discounts and allowances, Third-Party Payer chargebacks and discounts, government rebates, other incentives, such as voluntary co-pay assistance, product returns, and other allowances that are offered within contracts between the Company and customers, payors, and other indirect customers relating to the Company’s sale of COPIKTRA. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable or a current liability. These estimates take into consideration a range of possible outcomes based upon relevant factors such as customer contract terms, information received from third parties regarding the anticipated payor mix for COPIKTRA, known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled with respect to sales made.

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. The Company’s analyses contemplate the application of the constraint in accordance with ASC 606.  For the three months ended March 31, 2019, the Company determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: The Company generally provides customers with invoice discounts on sales of COPIKTRA for prompt payment, which are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates its specialty distributor customers for sales order management, data, and distribution services. The Company has determined such services are not distinct from the Company’s sale of COPIKTRA to the specialty distributor customers and, therefore, these payments have also been recorded as a reduction of revenue within the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019.

Third-Party Payer Chargebacks, Discounts and Fees: The Company executes contracts with Third-Party Payers which allow for eligible purchases of COPIKTRA at prices lower than the wholesale acquisition cost charged to customers who directly purchase the product from the Company. In some cases, customers charge the Company for the difference between what they pay for COPIKTRA and the ultimate selling price to the Third-Party Payers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified Third-Party Payer by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at the end of each reporting period that the Company expects will be sold to Third-Party Payers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. In addition, the Company compensates certain Third-Party Payers for administrative services, such as account management and data reporting.  These administrative service fees have also been recorded as a reduction of product revenue within the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019.

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

Other Incentives: Other incentives which the Company offers include voluntary co-pay assistance programs, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive for product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses on the condensed consolidated balance sheets.

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

Subject to certain limitations, the Company’s  return policy allows for eligible returns of COPIKTRA for credit under the following circumstances:

•	Receipt of damaged product;
•	Shipment errors that were a result of an error by the Company;
•	Expired product that is returned during the period beginning three months prior to the product’s expiration and ending six months after the expiration date;
•	Product subject to a recall; and
•	Product that the Company, at its sole discretion, has specified can be returned for credit.

The Company has not received any returns to date.

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from product revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended March 31, 2019.

Exclusive Licenses of Intellectual Property - The Company may enter into collaboration and licensing arrangements for research and development, manufacturing, and commercialization activities with collaboration partners for the development and commercialization of its product candidates, which have components within the scope of ASC 606. The arrangements generally contain multiple elements or deliverables, which may include (i) licenses, or options to obtain licenses, to the Company’s intellectual property, (ii) research and development activities performed for the collaboration partner, (iii) participation on joint steering committees, and (iv) the manufacturing of commercial, clinical or preclinical material. Payments pursuant to these arrangements typically include non-refundable, upfront payments, milestone payments upon the achievement of significant development events, research and development reimbursements, sales milestones, and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period. The contracts into which the Company enters generally do not include significant financing components.

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

Concentrations of credit risk and off-balance sheet risk

Cash,  cash equivalents, short-term investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions.  As of March 31, 2019, the Company’s cash, cash equivalents and short-term investments were deposited at two financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of March 31, 2019, there were two customers that cumulatively made up more than 60% of the Company’s trade accounts receivable balance.  The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any trade accounts receivable balances are assured.

For the quarter ended March 31, 2019, there were five customers who each individually accounted for greater than 10% of the Company’s total revenues.

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

Recently Adopted Accounting Standards Updates

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions accounted for under ASC 606. ASU 2018-07 was effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted, but no earlier than the date on which ASC 606 is adopted. The Company adopted this standard prospectively effective January 1, 2019.  The adoption of this ASU did not have an effect on the Company’s condensed consolidated financial statements or related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance under FASB Accounting Standards Codification (ASC) Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases (ASC 842). ASU 2016-02 requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. The guidance also eliminates the current real estate-specific provisions for all entities.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02. Under the amendments in ASU 2018-11, entities may elect not to restate the comparative periods presented when transitioning to ASC 842 (optional transition method) and lessors may elect not to separate lease and non-lease components when certain conditions are met (lessor relief practical expedient). The optional transition method applies to entities that have not yet adopted ASU 2016-02, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted.

The Company adopted this standard using the optional transition method effective January 1, 2019.  Upon adoption of this standard, the Company recognized a lease liability and a corresponding right-of use asset of $4.0 million and $3.4 million, respectively, and derecognized a deferred rent liability and a corresponding lease incentive obligation of $0.4 million and $0.2 million, respectively.  The Company did not record any cumulative effect adjustment to accumulated deficit as a result of adopting this standard.  The Company also elected to adopt the practical expedients upon transition, which permit companies to not reassess lease identification, classification, and initial direct costs under ASU 2016-02 for leases that commenced prior to the effective date.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$91,525	$129,867
Restricted cash	741	741
Total cash, cash equivalents and restricted cash	$92,266	$130,608

Amounts included in restricted cash as of March 31, 2019 and December 31, 2018 represent cash received pursuant to a Research Funding Agreement with Leukemia & Lymphoma Society, Inc. (LLS), which cash is restricted for future expenditures for specific R&D studies in the amount of approximately $0.5 million, respectively.  Restricted cash also includes cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts, in the amount of approximately $0.2 million, respectively. Restricted cash related to the LLS Research Funding Agreement is included in prepaid and other current assets, while restricted cash for letters of credit are included in other assets on the consolidated balance sheets.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2019
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$89,551	$86,809	$2,742	$—
Short-term investments	120,134	—	120,134	—
Total financial assets	$209,685	$86,809	$122,876	$—

	December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$127,689	$60,092	$67,597	$—
Short-term investments	119,786	—	119,786	—
Total financial assets	$247,475	$60,092	$187,383	$—

The Company’s cash equivalents and short-term investments consist of U.S. Government money market funds, corporate bonds and commercial paper of publicly traded companies. The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2019 and December 31, 2018.

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the condensed consolidated balance sheet dates. The carrying value of the Company’s long-term debt, including the current portion, at March 31, 2019 and December 31, 2018 was approximately $25.6 million and $25.2 million, respectively.  At March 31, 2019, the Company estimates that the fair value of its long-term debt, including the current portion, was approximately $26.9 million. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

The fair value of the Company’s  5.00% Convertible Senior Notes due 2048 (the Notes) as of March 31, 2019 was approximately $118.2 million, which differs from the carrying value of the Notes.  The fair value of the Notes was determined using Level 2 inputs.

5. Investments

Cash, cash equivalents, and short-term investments consist of the following (in thousands):

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$88,783	$—	$—	$88,783
Corporate bonds and commercial paper (due within 90 days)	2,742	—	—	2,742
Total cash and cash equivalents	$91,525	$—	$—	$91,525
Investments:
Corporate bonds and commercial paper (due within 1 year)	$120,024	$110	$—	$120,134
Total investments	$120,024	$110	$—	$120,134
Total cash, cash equivalents and investments	$211,549	$110	$—	$211,659

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$62,270	$—	$—	$62,270
Corporate bonds and commercial paper (due within 90 days)	67,590	$8	$(1)	$67,597
Total cash and cash equivalents	$129,860	$8	$(1)	$129,867
Investments:
Corporate bonds and commercial paper (due within 1 year)	$119,666	$132	$(12)	$119,786
Total investments	$119,666	$132	$(12)	$119,786
Total cash, cash equivalents and investments	$249,526	$140	$(13)	$249,653

There were no realized gains or losses on investments for the three months ended March 31, 2019 or 2018, respectively.  There were one and fourteen investments in an unrealized loss position as of March 31, 2019 and December 31, 2018, respectively. None of these investments had been in an unrealized loss position for more than 12 months as of March 31, 2019 and December 31, 2018, respectively. The fair value of these securities as of March 31, 2019 and December 31, 2018 was $1.1 million and $46.9 million, respectively, and the aggregate unrealized loss was immaterial.  The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2019 and December 31, 2018, respectively.

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

Inventory consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$—	$—
Work in process	46	63
Finished goods	260	264
Total inventories	$306	$327

Costs incurred prior to the quarter-ended September 30, 2018 to manufacture COPIKTRA were expensed as operating expenses as incurred.

7. Intangible assets

The Company’s intangible assets consist of the following (in thousands):

	March 31, 2019	Estimated useful life
Acquired and in-licensed rights	$22,000	14 years
Less: accumulated amortization	(815)
Total intangible assets, net	$21,185

Acquired and in-licensed rights as of March 31, 2019, consist of a $22.0 million milestone payment which became payable upon the FDA marketing approval on September 24, 2018 pursuant to the amended and restated license agreement with Infinity Pharmaceuticals, Inc. (Infinity).  The Company made the milestone payment of $22.0 million to Infinity in November 2018.

The Company recorded approximately $0.4 million in amortization expense related to finite-lived intangible assets during the three months ended March 31, 2019 using the straight-line methodology. Estimated future amortization expense for finite-lived intangible assets as of March 31, 2019 is approximately $1.2 million for the remainder of 2019 and approximately $1.6 million per year thereafter.

8. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Compensation and related benefits	3,334	8,749
Contract research organization costs	7,652	6,682
Commercialization costs	2,671	1,979
Interest	4,479	1,786
Consulting fees	607	494
Professional fees	611	482
Other	474	936
Total accrued expenses	$19,828	$21,108

9. Product revenue reserves and allowances

As of March  31, 2019, the Company’s sole source of product revenue has been from sales of COPIKTRA in the United States, which it began shipping to customers on September 25, 2018.  The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March  31, 2019 (in thousands):

	Trade discounts and allowances	Third-Party Payer chargebacks, discounts and fees	Government rebates and other incentives	Returns	Total
Beginning balance at December 31, 2018	$29	$88	$157	$2	$276
Provision related to sales in the current year	75	136	177	2	390
Adjustments related to prior period sales	—	—	(32)	—	(32)
Credits and payments made	(61)	(120)	(20)	—	(201)
Ending balance at March 31, 2019	$43	$104	$282	$4	$433

Trade discounts and Third-Party Payer chargebacks and discounts are recorded as a reduction to accounts receivable, net on the condensed consolidated balance sheets.  Trade allowances and Third-Party Payer fees, government rebates, other incentives and returns are recorded as a component of accrued expenses on the condensed consolidated balance sheets.

10. Leases

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

The Company has accounted for its Needham, Massachusetts office space as an operating lease.  The Company’s lease contains an option to renew and extend the lease terms and an option to terminate the lease prior to the expiration date. The Company has not included the lease extension or the termination options within the right-of-use asset and lease liability on the condensed consolidated balance sheets as neither option is reasonably certain to be exercised. The Company’s lease includes variable non-lease components (e.g., common area maintenance, maintenance, consumables, etc.) that are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred.  The Company does not have any other operating or finance leases.

In calculating the present value of future lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term at the date of adoption of ASC 842. The Company has elected to account for lease components and associated non-lease components as a single lease component and has allocated all of the contract consideration to the lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied.

As of March 31, 2019, a right-of-use asset of $3.3 million and lease liability of $4.0 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

Three months ended
March 31, 2019
Lease Expense
Operating lease expense	$222
Total Lease Expense	$222
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$165
Weighted average remaining lease term (in years)	6.2
Weighted average discount rate	14.6%
Maturity Analysis
Remainder of 2019	$551
2020	971
2021	1,020
2022	1,041
2023	1,062
Thereafter	1,538
Total	$6,183
Less: Present value discount	(2,172)
Lease Liability	$4,011

The Company adopted ASU 2016-02 effective January 1, 2019 using the optional transition method permitted under ASU 2018-11.  Accordingly, periods presented prior to January 1, 2019 were not restated to reflect the accounting principles adopted under ASU 2016-02.  Prior to adoption, the Company recorded rent expense from its Needham office on a straight-line basis over the term of the lease with the deferred rent obligation included in accrued expenses (current portion) and other liabilities (noncurrent portion) in the condensed consolidated balance sheet as of December 31, 2018.  The Company amortized any leasehold improvements over the lesser of the useful life of those improvements or the life of the lease.  For the three months ended March 31, 2018, the Company recorded rent expense of $0.1 million.

11. Long-term debt

On March 21, 2017, the Company entered into a term loan facility of up to $25.0 million with Hercules Capital, Inc. (Hercules). The term loan facility is governed by a loan and security agreement, dated March 21, 2017 (the Original Loan Agreement), which was amended on January 4, 2018, March 6, 2018 and October 11, 2018 (the Amended Loan Agreement) to increase the total borrowing limit under the Original Loan Agreement from up to $25.0 million to up to $50.0 million (the Amended Term Loan), pursuant to certain conditions of funding.

As of March 31, 2019, the Company has borrowed a total of $25.0 million in term loans. The availability of the remaining $25.0 million of borrowing capacity under the Amended Loan Agreement is subject to Hercules’ sole discretion and may be drawn as term loans (each a Term F Loan Advance) in minimum increments of $5.0 million.

The Amended Term Loan was originally due to mature on December 1, 2020 (Loan Maturity Date).  Each advance accrues interest at a floating per annum rate equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  The Amended Term Loan provided for interest-only payments until May 1, 2019. Thereafter, amortization payments were to be payable monthly in twenty installments of principal and interest (subject to recalculation upon a change in prime rates).

As of March 31, 2019, the Company has assessed all terms and features of the Amended Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the Amended Loan Agreement, including put and call features. The Company determined that all features of the Amended Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.  There have been no changes to the Company’s original assessment through March 31, 2019.

On April 23, 2019 (the Amendment Date), the Company entered into the Fourth Amendment (the Amendment) to the Loan and Security Agreement with Hercules. The Amendment amends the Amended Loan Agreement (together with the Amendment, the 2019 Term Loan Agreement).  Per the terms of the Amendment, the Company may borrow up to an aggregate of $75.0 million, of which $35.0 million was outstanding immediately as of the Amendment Date (2019 Term A Loan) as a result of the existing outstanding principal of term loans of $25.0 million under the Amended Loan Agreement being converted into the 2019 Term A Loan, and an additional $10.0 million being drawn on the Amendment Date.  The remaining $40.0 million of borrowing capacity may be drawn in multiple tranches comprised of (i) a term loan in an amount of up to $15.0 million upon the Company generating cumulative net product revenues (as defined in the 2019 Term Loan Agreement) of either (a) $37.5 million on or before April 30, 2020 or (b) $50.0 million on or before June 30, 2020 (2019 Term B Loan), and (ii) a term loan in an amount of up to $25.0 million available through December 31, 2021, subject to Hercules’ approval and certain other conditions specified in the 2019 Term Loan Agreement  (the 2019 Term C Loan, and together with the 2019 Term A Loan and 2019 Term B Loan, the 2019 Term Loan).

The 2019 Term Loan will mature on December 1, 2022 (2019 Term Loan Maturity Date). Each advance accrues interest at a floating per annum rate equal to the greater of (a) 9.75% or (b) the lesser of (i) 12.00% and (ii) the sum of (x) 9.75% plus (y) (A) the prime rate minus (B) 5.50%. The 2019 Term Loan provides for interest-only payments until April 1, 2021, which may be extended to December 1, 2021 pursuant to the Company generating $40.0 million in net product revenue on a trailing six-month basis on or prior to December 31, 2020 provided that no event of default has occurred.  Thereafter, amortization payments will be payable monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates). As such, all outstanding balances related to the Amended Term Loan have been classified as long-term debt on the condensed consolidated Balance Sheet as of March 31, 2019.

The 2019 Term Loan is secured by a lien on substantially all of the assets of the Company, other than intellectual property and contains customary covenants and representations, including a liquidity covenant, minimum net revenue covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

On the Amendment Date, the Company was required to pay any outstanding accrued interest as well as the final payment fee equal to 4.5% on the outstanding principal balance of the Amended Term Loan, or $1.1 million.  No prepayment charges were due as a result of executing the Amendment or conversion of the existing term loans into 2019 Term A Loans.

The future principal payments under the 2019 Term Loan are as follows as of March  31, 2019 (in thousands):

2021	$14,234
2022	20,766
Total principal payments	$35,000

12. Convertible Senior Notes

On October 17, 2018, the Company closed a registered direct public offering of $150.0 million aggregate principal amount of the Company’s  5.00% Convertible Senior Notes due 2048 (the Notes).  The Notes are governed by the terms of a base indenture for senior debt securities (the Base Indenture), as supplemented by the first supplemental indenture thereto (the Supplemental Indenture and together with the Base Indenture, the Indenture), each dated October 17, 2018, by and between the Company and Wilmington Trust, National Association, as trustee. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2019. The Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms.

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

The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company or certain of its subsidiaries after which the Notes become automatically due and payable.

The Company assessed all terms and features of the Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon the Company’s stockholders approving an increase in the number of authorized shares of Common Stock.  The Company determined that all other features of the Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.  There have been no changes to the Company’s original assessment through March 31, 2019.

13. Stock‑based compensation

Stock options

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2019 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2018	12,522,867	$5.42	7.8	$6,909
Granted	2,231,806	$3.46
Exercised	(46,803)	$1.60
Forfeited/cancelled	(530,632)	$4.73
Outstanding at March 31, 2019	14,177,238	$5.15	7.9	$4,715
Vested at March 31, 2019	6,484,243	$5.82	6.5	$3,436
Vested and expected to vest at March 31, 2019(1)	13,739,238	$5.17	7.9	$4,715

(1)	This represents the number of vested options as of March 31, 2019, plus the number of unvested options expected to vest as of March 31, 2019.

The fair value of each stock option granted during the three months ended March 31, 2019 and 2018 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended March 31,
	2019	2018
Risk-free interest rate	2.56%	2.38%
Volatility	83%	81%
Dividend yield	—	—
Expected term (years)	6.0	6.0

During the first quarter of 2018, the Company granted stock options to purchase a total of 582,500 shares of common stock to certain executives that vest only upon the achievement of specified performance conditions. The Company determined that a number of the performance conditions are considered probable of achievement as of March 31, 2018, and as a result recognized approximately $0.4 million of stock-based compensation expense during the three months ended March 31, 2018 related to awards that vest upon the achievement of performance conditions.  No stock-based compensation expense has been recognized during the three months ended March 31, 2019 related to awards that vest upon the achievement of performance conditions

At March 31, 2019, there was $20.9 million of total unrecognized compensation cost related to unvested stock options and the Company expects to recognize this cost over a remaining weighted-average period of approximately 3.46 years.

Restricted stock units (RSUs)

The Company awards RSUs to employees under its Amended and Restated 2012 Incentive Plan and its inducement award program. Each RSU entitles the holder to receive one share of the Company’s common stock when the RSU vests. The RSUs generally vest in either (i) four substantially equal installments on each of the first four anniversaries of the vesting commencement date, or (ii) 100 percent on the first anniversary of the vesting commencement date, subject to the employee’s continued employment with, or service to, the Company on such vesting date. Compensation expense is recognized on a straight-line basis.

A summary of RSU activity during the three months ended March 31, 2019 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2018	306,750	$5.24
Granted	428,904	$3.43
Vested	(36,439)	$3.11
Forfeited	(11,021)	$3.35
Outstanding at March 31, 2019	688,194	$4.25

At March 31, 2019, there was approximately $2.3 million of total unrecognized compensation cost related to unvested RSUs and the Company expects to recognize this cost over a remaining weighted-average period of approximately 2.96 years.

Employee stock purchase plan

At the Special Meeting of Stockholders, held on December 18, 2018, the stockholders approved the 2018 Employee Stock Purchase Plan (2018 ESPP). The 2018 ESPP provides eligible employees with the opportunity, through regular payroll deductions, to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the common stock (a) on the date the option is granted, which is the first day of the purchase period, and (b) on the exercise date, which is the last business day of the purchase period. The 2018 ESPP generally allows for two six-month purchase periods per year beginning in January and July, or such other periods as determined by the compensation committee of our board of directors. The initial purchase plan period commenced in February 2019.  The Company has reserved 2,000,000 shares of common stock for the administration of the 2018 ESPP. The fair value of shares expected to be purchased under the 2018 ESPP was calculated using the Black-Scholes model with the following assumptions:

Three months ended March 31,
2019
Risk-free interest rate	2.52%
Volatility	77%
Dividend yield	—
Expected term (years)	0.5

For the three months ended March 31, 2019, the Company has recognized $0.2 million of stock-based compensation under the 2018 ESPP.  To date, there have been no purchases of the Company’s common stock under the plan.

14. Net loss per share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and restricted stock units (using the “treasury stock” method), and the Notes (using the “if-converted” method), unless their effect on net loss per share is antidilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2019	2018
Outstanding stock options	14,177,238	10,818,454
Outstanding restricted stock units	688,194	166,250
Convertible senior notes	20,936,548	—
Total potentially dilutive securities	35,801,980	10,984,704

15. License and collaboration agreements

Yakult Honsha Co., Ltd. (Yakult)

On June 5, 2018, the Company entered into a license and collaboration agreement with Yakult (the Yakult Agreement), under which the Company granted exclusive rights to Yakult to develop and commercialize products containing duvelisib in Japan for the treatment, prevention, palliation or diagnosis of all oncology indications in humans or animals.  Under the terms of the Yakult Agreement, Yakult received an exclusive right to develop and commercialize products containing duvelisib in Japan under mutually agreed upon development and commercialization plans at its own cost and expense. Yakult also received certain limited manufacturing rights in the event that the Company is unable to manufacture or supply sufficient quantities of duvelisib or products containing duvelisib to Yakult during the term of the Yakult Agreement. The Company retained all rights to duvelisib outside of Japan.

The Company is entitled to receive aggregate payments of up to $90.0 million if certain development, regulatory and commercial milestones are successfully achieved. Yakult is obligated to pay the Company a double-digit royalty on net sales of products containing duvelisib in Japan, subject to reduction in certain circumstances, and to fund certain global development costs related to worldwide clinical trials conducted by the Company in which Yakult has opted to participate on a pro-rata basis. For the three months ended March 31, 2019, there have been no additional milestones achieved under the Yakult Agreement.

Subsequently, on February 28, 2019, the Company entered into a supply agreement with Yakult (the Yakult Supply Agreement), under which the Company agreed to provide Yakult with drug product for clinical and commercial use in accordance with the Yakult Agreement. Under the terms of the Yakult Supply Agreement, the Company also granted to Yakult a limited manufacturing license to fill, finish, package, and label the drug product solely for clinical and commercial purposes in Japan.

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

CSPC Pharmaceutical Group Limited (CSPC)

On September 25, 2018, the Company entered into a license and collaboration agreement with CSPC (the CSPC Agreement), under which the Company granted exclusive rights to CSPC to develop and commercialize products containing duvelisib in the People’s Republic of China (China), Hong Kong, Macau and Taiwan (each, a Region and collectively, the CSPC Territory) for the treatment, prevention, palliation or diagnosis of all oncology indications in humans.

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

The Company is entitled to receive aggregate payments of up to $160.0 million if certain development, regulatory and commercial milestones are successfully achieved. CSPC is obligated to pay the Company a double-digit royalty on net sales of products containing duvelisib in the CSPC Territory, subject to reduction in certain circumstances, and to fund certain global development costs related to worldwide clinical trials conducted by the Company in which CSPC has opted to participate on a pro-rata basis. For the three months ended March 31, 2019, there have been no additional milestones achieved under the CSPC Agreement.

Unless earlier terminated by either party, the CSPC Agreement will expire upon the fulfillment of CSPC’s royalty obligations to the Company for the sale of any products containing duvelisib in the CSPC Territory, which royalty obligations expire, on a product-by-product basis, upon the last to occur, in each specific Region of (a) expiration of valid claims covering such product, (b) expiration of regulatory exclusivity for such product or (c) 10 years from first commercial sale of such product.  CSPC may terminate the CSPC Agreement in its entirety at any time with 180 days’ written notice.  Either party may terminate the CSPC Agreement in its entirety with 60 days’ written notice for the other party’s material breach if such party fails to cure the breach.    The Company may terminate the CSPC Agreement immediately if CSPC breaches its non-compete obligations or any of its representations and warranties or covenants under the CSPC Agreement.  The Company may also terminate the CSPC Agreement if (i) CSPC fails to use commercially reasonable efforts to develop and commercialize products containing duvelisib in and Region or the CSPC Territory or (ii) CSPC challenges any patent licensed by the Company to CSPC under the CSPC Agreement.  Either party may terminate the CSPC Agreement in its entirety upon certain insolvency events involving the other party.

16. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March  31, 2019 and 2018, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2019 and 2018, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

17. Commitments and contingencies

The Company has entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts.  Please refer to Note 10 for further details regarding the minimum aggregate future lease commitments as of March 31, 2019.  In conjunction with the execution of the Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of March 31, 2019 and December 31, 2018.  The amount is included in restricted cash on the condensed consolidated balance sheets as of March 31, 2019.

18. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. The Company is not aware of any material subsequent events other than the execution of the Fourth Amendment to the Loan and Security Agreement between the Company and Hercules, as disclosed in Note 11.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q. The following discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.  Please also refer to the sections under headings “Forward‑Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

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

  Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates,  undertaking preclinical studies and clinical trials for our product candidates, and initiating U.S. commercial operations following the approval of COPIKTRA.   We have financed our operations to date primarily through public offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules Capital, Inc. (Hercules) in March 2017, as amended, the upfront payments under our license and collaboration agreements with Yakult and CSPC, and the issuance of $150.0 million aggregate principal amount of Notes in October 2018.  With our U.S. commercial launch of COPIKTRA on September 24, 2018, we have recently begun financing a portion of our operations through product revenue.

As of March  31, 2019, we had an accumulated deficit of $413.7 million. Our net loss was $38.1 million and $21.1 million for the three months ended March  31, 2019 and 2018, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as a result of our commercialization of COPIKTRA and the continued research and development of all of our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2018 related to accrued research and development expenses, stock-based compensation, revenue recognition, collaborative arrangements, accounts receivable, inventory and intangible assets. During the three months ended March  31, 2019, there were no material changes to the significant accounting policies, except for the adoption of Accounting Standards Codification (ASC) 842,  Leases, issued by the Financial Accounting Standards Board (the FASB), which is detailed below.

Revenue Recognition

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. Our analyses contemplate the application of the constraint in accordance with ASC 606.  For the three months ended March 31, 2019, we determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: We generally provide customers with invoice discounts on sales of COPIKTRA for prompt payment, which are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate our specialty distributor customers for sales order management, data, and distribution services. We have determined such services are not distinct from our sale of COPIKTRA to the specialty distributor customers and, therefore, these payments have also been recorded as a reduction of revenue within the condensed consolidated statements of operations and comprehensive loss through March 31, 2019.

Third-Party Payer Chargebacks, Discounts and Fees: We execute contracts with Third-Party Payers which allow for eligible purchases of COPIKTRA at prices lower than the wholesale acquisition cost charged to customers who directly purchase the product from us. In some cases, customers charge us for the difference between what they pay for COPIKTRA and the ultimate selling price to the Third-Party Payers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified Third-Party Payer by customers, and we generally issue credits for such amounts within a few weeks of the customer’s notification to us of the resale. Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventories at the end of each reporting period that we expect will be sold to Third-Party Payers, and chargebacks that customers have claimed, but for which we have not yet issued a credit. In addition, we compensate certain Third-Party Payers for administrative services, such as account management and data reporting.  These administrative service fees have also been recorded as a reduction of product revenue within the condensed consolidated statements of operations and comprehensive loss through March 31, 2019.

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

Subject to certain limitations, our return policy allows for eligible returns of COPIKTRA for credit under the following circumstances:

•	Receipt of damaged product;
•	Shipment errors that were a result of an error by us;
•	Expired product that is returned during the period beginning three months prior to the product’s expiration and ending six months after the expiration date;
•	Product subject to a recall; and
•	Product that we, at our sole discretion, have specified can be returned for credit.

We have not received any returns to date.

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from product revenue. We expense incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that we would have recognized is one year or less. However, no such costs were incurred during the three months ended March 31, 2019.

Exclusive Licenses of Intellectual Property - We may enter into collaboration and licensing arrangements for research and development, manufacturing, and commercialization activities with collaboration partners for the development and commercialization of our product candidates, which have components within the scope of ASC 606. The arrangements generally contain multiple elements or deliverables, which may include (i) licenses, or options to obtain licenses, to our intellectual property, (ii) research and development activities performed for the collaboration partner, (iii) participation on joint steering committees, and (iv) the manufacturing of commercial, clinical or preclinical material. Payments pursuant to these arrangements typically include non-refundable, upfront payments, milestone payments upon the achievement of significant development events, research and development reimbursements, sales milestones, and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period. The contracts into which we enter generally do not include significant financing components.

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

Accounts Receivable, Net

Accounts receivable, net primarily relates to amounts due from customers, net of applicable revenue reserves, or from our license and collaboration partners. Accounts receivable are typically due within 31 days. We analyze accounts that are past due for collectability and provide an allowance for receivables when collection becomes doubtful. Given the nature and limited history of collectability of our accounts receivable, an allowance for doubtful accounts is not deemed necessary at March 31, 2019.

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

Leases

 Effective January 1, 2019, we adopted ASC 842.  This standard requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases.

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances within the arrangement.  A lease is identified where an arrangement conveys the right to control the use of identified property, plant, and equipment for a period of time in exchange for consideration.  Leases which are identified within the scope of ASC 842 and which have a term greater than one year are recognized on our condensed consolidated balance sheets as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. We have elected not to recognize leases with terms of one year or less on our condensed consolidated balance sheets. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rates to calculate the present value of lease payments.  Incremental borrowing rates are the rates we incur to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with ASC 842, components of a lease are split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). The fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. We have elected to account for the lease and non-lease components of each of our operating leases as a single lease component and allocate all of the contract consideration to the lease component only. The lease component results in an operating right-of-use asset being recorded on the condensed consolidated balance sheets and amortized on a straight-line basis as lease expense.

RESULTS OF OPERATIONS

Comparison of the three months ended March  31, 2019 and 2018

	Three months ended March 31,
	2019	2018	Change	% Change
Revenue:
Product revenue, net	$1,671	$—	$1,671	100%
Total revenue	1,671	—	1,671	100%
Operating expenses:
Costs of revenues, excluding amortization of acquired intangible assets	158	—	158	100%
Research and development	9,758	10,934	(1,176)	-11%
Selling, general and administrative	26,033	9,827	16,206	165%
Amortization of acquired intangible assets	392	—	392	100%
Total operating expenses	36,341	20,761	15,580	75%
Loss from operations	(34,670)	(20,761)	(13,909)	67%
Interest income	1,497	191	1,306	684%
Interest expense	(4,929)	(480)	(4,449)	927%
Net loss	$(38,102)	$(21,050)	$(17,052)	81%

Product revenue, net.   Product revenue, net for the three months ended March 31, 2019 (2019 Quarter) was $1.7 million and consisted of net product sales of COPIKTRA in the United States.  We began commercial sales of COPIKTRA within the United States in September 2018 following receipt of FDA marketing approval.  We had no product revenue during the three months ended March 31, 2018 (2018 Quarter)

Costs of revenues, excluding amortization of acquired intangible assets.    Costs of revenues, excluding amortization of acquired intangible assets (cost of revenues) of approximately $0.2 million for the 2019 Quarter, consisted of costs associated with the manufacturing of COPIKTRA, royalties owed to Infinity Pharmaceuticals, Inc. (Infinity) on such sales, and certain period costs. We expensed the manufacturing costs of COPIKTRA as operating expenses in the periods prior to July 1, 2018.    In the third quarter of 2018, we began capitalizing inventory costs for COPIKTRA manufactured in preparation for our launch in the United States based on our evaluation of, among other factors, the status of the COPIKTRA New Drug Application (NDA) in the United States and the ability of our third-party suppliers to successfully manufacture commercial quantities of COPIKTRA. Certain of the costs of COPIKTRA units recognized as revenue during the 2019 Quarter were expensed prior to the September 2018 FDA marketing approval and, therefore, are not included in cost of sales during this period.    We expect cost of revenues to increase in relation to product revenues as we deplete these inventories.    We had no costs of revenues during the 2018 Quarter.

Research and development expense.  Research and development expense for the 2019 Quarter was $9.8 million compared to $10.9  million for the 2018 Quarter. The $1.1 million decrease was primarily related to a decrease of $0.7 million in consulting costs and a decrease of $0.4 million in contract research organization (CRO) costs.

We allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project.  We use our employee and infrastructure resources across multiple research and development projects.  Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs.    The following table summarizes our allocation of research and development expenses to our clinical programs, including COPIKTRA and defactinib, for the 2019 Quarter and the 2018 Quarter.

	Three months ended March 31,
	2019	2018
	(in thousands)
COPIKTRA	$4,715	$5,992
Defactinib	853	440
Unallocated and other research and development expense	3,770	4,054
Unallocated stock-based compensation expense	420	448
Total research and development expense	$9,758	$10,934

The decrease in COPIKTRA related costs of $1.3 million for the 2019 Quarter as compared to the 2018 Quarter is driven by a decrease of $0.9 million in consulting fees as a result of activities to file an NDA in the 2018 quarter and a decrease of $1.1 million of CRO costs as a result of site closures in our DUO Phase 3 and DYNAMO Phase 2 studies throughout 2018 and 2019 as patients continue to complete treatment, offset in part by an increase of $0.7 million of costs related to our PRIMO Phase 2 study for the treatment of PTCL. Unallocated research and development expenses include $2.4 million and $2.5 million of personnel costs for the 2019 Quarter and the 2018 Quarter, respectively.

Selling, general and administrative expense.  Selling, general and administrative expense for the 2019 Quarter was $26.0 million compared to $9.8 million for the 2018 Quarter. The increase of $16.2 million from the 2018 Quarter to the 2019 Quarter primarily resulted from increases in personnel related costs, including non-cash stock-based compensation, of $8.7 million, primarily related to the hiring and staffing of our sales and commercial teams,  an increase in consulting and professional fees of $5.9 million, primarily related to commercial operations following the approval of COPIKTRA in September 2018, and an increase in travel and other costs of $1.6 million.

Amortization of acquired intangible assets.    Amortization of acquired intangible assets for the 2019 Quarter of approximately $0.4 million was related to the COPIKTRA finite-lived intangible asset which we recognized and began amortizing in September 2018.  There was no amortization of acquired intangible assets in the 2018 Quarter.

Interest income.  Interest income for the 2019 Quarter was $1.5 million compared to $0.2 million for the 2018 Quarter.  The increase of $1.3 million was primarily due to higher investment cost basis and higher interest rates on investments.

Interest expense. Interest expense for the 2019 Quarter was $4.9 million compared to $0.5 million for the 2018 Quarter.  The increase of $4.4 million was due to a higher principal balance and higher interest rates on our loan and security agreement with Hercules, the acceleration of interest expense related to the end of term fee as a result of the Hercules LSA refinancing, and the issuance of the Notes in October 2018.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public offerings of our common stock, sales of common stock under our at-the market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments under our license and collaboration agreements with Yakult and CSPC and the issuance of $150.0 million aggregate principal amount of Notes in October 2018.  With the commercial launch of COPIKTRA in the United States in September 2018, we have recently begun financing a portion of our operations through product revenue.  In April 2019, we entered into the 2019 Term Loan Agreement with Hercules in which we received an additional $10.0 million under the 2019 Term Loan.

As of March  31, 2019, we had $211.7 million in cash, cash equivalents and short-term investments.    We primarily invest our cash, cash equivalents and short-term investments in U.S. Government money market funds and corporate bonds and commercial paper of publicly traded companies. We expect our existing cash, cash equivalents and short-term investments will be sufficient to fund our obligations for at least the next twelve months from the date of filing of this Quarterly Report on Form 10-Q.

COPIKTRA is our only approved product and our business currently depends heavily on its successful commercialization. Successful commercialization of an approved product is an expensive and uncertain process. Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 12, 2019 and in any subsequent filings with the SEC.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2019 Quarter and the 2018 Quarter (in thousands):

	Three months ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(38,780)	$(22,454)
Investing activities	363	4,435
Financing activities	75	299
Increase in cash, cash equivalents and restricted cash	$(38,342)	$(17,720)

Operating activities.  The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital.  The $16.3 million increase in cash used in operating activities for the 2019 Quarter compared to the 2018 Quarter was primarily due to an increase in selling, general, and administrative expenses related to the hiring and staffing of our sales and commercial teams related to the post-launch commercial operations supporting COPIKTRA.

Investing activities.  The cash provided by investing activities for the 2019 Quarter relates to the net maturities of investments of $0.4 million. The cash provided by investing activities for the 2018 Quarter reflects the net maturities of investments of $4.5 million, partially offset by net purchases of property, plant, and equipment of $0.1 million.

Financing activities.  The cash provided by financing activities for the 2019 Quarter primarily represents $0.1 million of proceeds received related to stock option exercises. The cash provided by financing activities for the 2018 Quarter primarily represents $0.6 million in net proceeds received under our at-the-market equity offering program (ATM), offset by the payment of approximately $0.3 million of issuance costs related to our financing in December 2017.

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

During the three months ended March 31, 2019, there were no sales under the ATM. During the three months ended March 31, 2018, we sold 167,065 shares under this program for net proceeds of approximately $0.6 million (after deducting commissions and other offering expenses). Through March 31, 2019, we have sold a total of 11,518,354 shares under this program for net proceeds of approximately $47.3 million (after deducting commissions and other offering expenses).

On March 21, 2017, we entered into a term loan facility of up to $25.0 million with Hercules. The term loan facility is governed by a loan and security agreement, dated March 21, 2017 (the Original Loan Agreement), which was amended on January 4, 2018, March 6, 2018 and October 11, 2018 (the Amended Loan Agreement) to increase the total borrowing limit under the Original Loan Agreement from up to $25.0 million to up to $50.0 million (the Amended Term Loan), pursuant to certain conditions of funding.  As of March 31, 2019, we have borrowed a total of $25.0 million in term loans.

On April 23, 2019 (the Amendment Date), we entered into the Fourth Amendment (the Amendment) to the Loan and Security Agreement with Hercules. The Amendment amends the Amended Loan Agreement (together with the Amendment, the 2019 Term Loan Agreement).  Per the terms of the Amendment, we may borrow up to an aggregate of $75.0 million, of which $35.0 million was outstanding immediately as of the Amendment Date (2019 Term A Loan) as a result of the existing outstanding principal of term loans of $25.0 million under the Amended Loan Agreement being converted into the 2019 Term A Loan, and an additional $10.0 million being drawn on the Amendment Date.  The remaining $40.0 million of borrowing capacity may be drawn in multiple tranches comprised of (i) a term loan in an amount of up to $15.0 million upon us generating cumulative net product revenues (as defined in the 2019 Term Loan Agreement) of either (a) $37.5 million on or before April 30, 2020 or (b) $50.0 million on or before June 30, 2020 (2019 Term B Loan), and (ii) a term loan in an amount of up to $25.0 million available through December 31, 2021, subject to Hercules’ approval and certain other conditions specified in the 2019 Term Loan Agreement (the 2019 Term C Loan, and together with the 2019 Term A Loan and 2019 Term B Loan, the 2019 Term Loan).

The 2019 Term Loan will mature on December 1, 2022 (2019 Term Loan Maturity Date). Each advance accrues interest at a floating per annum rate equal to the greater of (a) 9.75% or (b) the lesser of (i) 12.00% and (ii) the sum of (x) 9.75% plus (y) (A) the prime rate minus (B) 5.50%. The 2019 Term Loan provides for interest-only payments until April 1, 2021, which may be extended to December 1, 2021 pursuant to us generating $40.0 million in net product revenue on a trailing six-month basis on or prior to December 31, 2020 provided that no event of default has occurred.  Thereafter, amortization payments will be payable monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates).

The 2019 Term Loan is secured by a lien on substantially all of our assets, other than intellectual property and contains customary covenants and representations, including a liquidity covenant, minimum net revenue covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

On the Amendment Date, we were required to pay any outstanding accrued interest as well as the final payment fee equal to 4.5% on the outstanding principal balance of the Amended Term Loan, or $1.1 million.  No prepayment charges were due as a result of executing the Amendment or conversion of the existing term loans into 2019 Term A Loans.

License and collaboration agreements

Yakult

On June 5, 2018, we entered into a license and collaboration agreement with Yakult (the Yakult Agreement), under which we granted exclusive rights to Yakult to develop and commercialize products containing duvelisib in Japan for the treatment, prevention, palliation or diagnosis of all oncology indications in humans or animals.  Under the terms of the Yakult Agreement, Yakult received an exclusive right to develop and commercialize products containing duvelisib in Japan under mutually agreed upon development and commercialization plans at its own cost and expense. Yakult also received certain limited manufacturing rights in the event that we are unable to manufacture or supply sufficient quantities of duvelisib or products containing duvelisib to Yakult during the term of the Yakult Agreement. We retained all rights to duvelisib outside of Japan.

Subsequently, on February 28, 2019, we entered into a supply agreement with Yakult (the Yakult Supply Agreement), under which we agreed to provide Yakult with drug product for clinical and commercial use in accordance with the Yakult Agreement. Under the terms of the Yakult Supply Agreement, we also granted to Yakult a limited manufacturing license to fill, finish, package, and label the drug product solely for clinical and commercial purposes in Japan.

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

CSPC

On September 25, 2018, we entered into a license and collaboration agreement with CSPC (the CSPC Agreement), under which we granted exclusive rights to CSPC to develop and commercialize products containing duvelisib in the People’s Republic of China (China), Hong Kong, Macau and Taiwan (each, a Region and collectively, the CSPC Territory) for the treatment, prevention, palliation or diagnosis of all oncology indications in humans.  Under the terms of the CSPC Agreement, CSPC received an exclusive right to develop and commercialize products containing duvelisib in the CSPC Territory under mutually agreed upon development and commercialization plans at its own cost and expense.  CSPC also received certain limited manufacturing rights in the event that we are unable to manufacture or supply sufficient quantities of duvelisib or products containing duvelisib to CSPC during the term of the CSPC Agreement. We retained all rights to duvelisib outside of the CSPC Territory.

Unless earlier terminated by either party, the CSPC Agreement will expire upon the fulfillment of CSPC’s royalty obligations to us for the sale of any products containing duvelisib in the CSPC Territory, which royalty obligations expire, on a product-by-product basis, upon the last to occur, in each specific Region of (a) expiration of valid claims covering such product, (b) expiration of regulatory exclusivity for such product or (c) 10 years from first commercial sale of such product.  CSPC may terminate the CSPC Agreement in its entirety at any time with 180 days’ written notice.  Either party may terminate the CSPC Agreement in its entirety with 60 days’ written notice for the other party’s material breach if such party fails to cure the breach.  We may terminate the CSPC Agreement immediately if CSPC breaches its non-compete obligations or any of its representations and warranties or covenants under the CSPC Agreement.    We may also terminate the CSPC Agreement if (i) CSPC fails to use commercially reasonable efforts to develop and commercialize products containing duvelisib in the CSPC Territory or (ii) CSPC challenges any patent licensed by us to CSPC under the CSPC Agreement.  Either party may terminate the CSPC Agreement in its entirety upon certain insolvency events involving the other party.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2018. There have not been any material changes from the contractual obligations and commitments previously disclosed in such report,  other than our entering into the Fourth Amendment to the Loan and Security Agreement with Hercules Capital, Inc. This change is more fully described in “Liquidity and Capital Resources” and Note 11, Long-Term Debt in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and short-term investments of $211.7 million as of March 31, 2019, consisting of cash, U.S. Government money market funds, corporate bonds and commercial paper of publicly traded companies.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March  31, 2019, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of March  31, 2019, we have borrowed $25.0 million under the Amended Loan Agreement. The Amended Loan Agreement bears interest per annum equal to the greater of either (a) 10.5% or (b) the lesser of (i) 12.75% and (ii) the sum of (x) 10.5% plus (y) (A) the prime rate minus (B) 4.5%.  On April 22, 2019, we entered into the 2019 Term Loan Agreement, under which we have borrowed $35.0 million, inclusive of the original $25.0 million borrowed under the Amended Term Loan Agreement.  The 2019 Term Loan Agreement bears interest per annum equal to the greater of either (a) 9.75% or (b) the lesser of (i) 12.00% and (ii) the sum of (x) 9.75% plus (y) (A) the prime rate minus (B) 5.50%. Changes in interest rates can cause interest charges to fluctuate under the Amended Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three months ended March  31, 2019.

The Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March  31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March  31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on March 12, 2019. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On May 9, 2019, Verastem, Inc. announced its financial results for the quarter ended March  31, 2019 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The following disclosure is provided in accordance with and in satisfaction of the requirement of Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K:

On May 9, 2019, Joseph Lobacki resigned as Chief Commercial Officer of the Company to pursue other professional opportunities. Mr. Lobacki intends to continue as Chief Commercial Officer of the Company until the Company identifies and appoints a successor.

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

EXHIBIT INDEX

10.1

Amendment No. 4 to the Loan and Security Agreement, as amended, with Hercules Capital, Inc., as administrative agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on April 23, 2019)

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on May 9, 2019.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

VERASTEM, INC.
Date: May 9, 2019	By:	/s/ ROBERT FORRESTER

Robert Forrester
President and Chief Executive Officer
(Principal executive officer)

Date: May 9, 2019	By:	/s/ ROBERT GAGNON

Robert Gagnon
Chief Financial Officer
(Principal financial and accounting officer)