Form 10-Q
period 2019-09-30
Verastem, Inc.
filed 2019-10-30
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR
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

As of October 30, 2019, there were 74,349,659 shares of Common Stock outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the commercial success of COPIKTRA in the United States; physician and patient adoption of COPIKTRA, including those related to the safety and efficacy of COPIKTRA; the uncertainties inherent in research and development of COPIKTRA, such as negative or unexpected results of clinical trials; whether and when any applications for COPIKTRA may be filed with regulatory authorities in any other jurisdictions; whether and when regulatory authorities in any other jurisdictions may approve any such other applications that may be filed for COPIKTRA, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted and, if approved, whether COPIKTRA will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for COPIKTRA and our other product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of COPIKTRA; the fact that regulatory authorities in the U.S. or other jurisdictions, if approved, could withdraw approval; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that there is substantial doubt about our ability to continue as a going concern; that third-party payors (including government agencies) may not reimburse for COPIKTRA; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that COPIKTRA or our other product candidates will cause unexpected safety events, experience manufacturing or supply interruptions or failures, or result in unmanageable safety profiles as compared to their levels of efficacy; that COPIKTRA will be ineffective at treating patients with lymphoid malignancies; that we will be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we, Sanofi, CSPC Pharmaceutical Group, Yakult Honsha Co., Ltd., or Infinity Pharmaceuticals, Inc. will fail to fully perform under the duvelisib license agreements; that we may be unable to make additional draws under our debt facility or obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, including for duvelisib in patients with chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) or indolent non-Hodgkin lymphoma (iNHL) in other jurisdictions; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (SEC) on March 12, 2019, and in any subsequent filing with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$103,320	$129,867
Short-term investments	56,908	119,786
Accounts receivable, net	2,203	306
Inventory	478	327
Prepaid expenses and other current assets	4,049	2,973
Total current assets	166,958	253,259
Property and equipment, net	1,041	1,369
Right-of-use asset, net	3,146	—
Intangible assets, net	20,400	21,577
Other assets	1,055	1,031
Total assets	$192,600	$277,236
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,842	$10,253
Accrued expenses	21,289	21,108
Lease liability, short-term	379	—
Current portion of long-term debt	—	5,716
Total current liabilities	30,510	37,077
Non-current liabilities:
Long-term debt	34,882	19,506
Convertible senior notes	101,249	95,231
Lease liability, long-term	3,572	—
Other non-current liabilities	870	1,123
Total liabilities	171,083	152,937
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 74,314 and 73,806 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	7	7
Additional paid-in capital	507,494	499,741
Accumulated other comprehensive income	27	127
Accumulated deficit	(486,011)	(375,576)
Total stockholders’ equity	21,517	124,299
Total liabilities and stockholders’ equity	$192,600	$277,236

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Product revenue, net	$4,032	$508	$8,722	$508
License and collaboration revenue	5,000	15,000	5,118	25,000
Total revenue	9,032	15,508	13,840	25,508
Operating expenses:
Cost of sales - product	371	49	906	49
Cost of sales - intangible amortization	392	31	1,177	31
Research and development	12,219	11,571	33,322	34,886
Selling, general and administrative	22,153	25,426	77,484	51,066
Total operating expenses	35,135	37,077	112,889	86,032
Loss from operations	(26,103)	(21,569)	(99,049)	(60,524)
Interest income	1,005	763	3,770	1,297
Interest expense	(5,041)	(862)	(15,156)	(1,858)
Net loss	$(30,139)	$(21,668)	$(110,435)	$(61,085)
Net loss per share—basic and diluted	$(0.41)	$(0.29)	$(1.49)	$(0.99)
Weighted average common shares outstanding used in computing net loss per share—basic and diluted	74,228	73,644	73,988	61,995

Net loss	$(30,139)	$(21,668)	$(110,435)	$(61,085)
Unrealized (loss) gain on available-for-sale securities	(59)	(2)	(100)	4
Comprehensive loss	$(30,198)	$(21,670)	$(110,535)	$(61,081)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2018	73,806,344	$7	$499,741	$127	$(375,576)	$124,299
Net loss	—	—	—	—	(38,102)	(38,102)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(17)	—	(17)
Issuance of common stock resulting from exercise of stock options	46,803	—	75	—	—	75
Issuance of common stock resulting from vesting of restricted stock units and payment of tax withholdings	23,792	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	2,248	—	—	2,248
Balance at March 31, 2019	73,876,939	$7	$502,021	$110	$(413,678)	$88,460
Net loss	—	—	—	—	(42,194)	(42,194)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(24)	—	(24)
Stock-based compensation expense	—	—	3,065	—	—	3,065
Balance at June 30, 2019	73,876,939	$7	$505,086	$86	$(455,872)	$49,307
Net loss	—	—	—	—	(30,139)	(30,139)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(59)	—	(59)
Issuance of common stock under Employee Stock Purchase Plan	341,701	—	439	—	—	439
Issuance of common stock resulting from vesting of restricted stock units	50,000	—	—	—	—	—
Issuance of common stock resulting from exercise of stock options	45,104	—	54	—	—	54
Stock-based compensation expense	—	—	1,915	—	—	1,915
Balance at September 30, 2019	74,313,744	$7	$507,494	$27	$(486,011)	$21,517

Balance at December 31, 2017	50,800,908	$5	$360,823	$(2)	$(303,142)	$57,684
Net loss	—	—	—	—	(21,050)	(21,050)
Unrealized gain on available-for-sale marketable securities	—	—	—	2	—	2
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $0	167,065	—	588	—	—	588
Stock-based compensation expense	—	—	1,328	—	—	1,328
Balance at March 31, 2018	50,967,973	$5	$362,739	$—	$(324,192)	$38,552
Net loss	—	—	—	—	(18,367)	(18,367)
Unrealized gain on available-for-sale marketable securities	—	—	—	4	—	4
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $0	6,314,410	1	23,687	—	—	23,688
Issuance of common stock resulting from follow-on offering, net of issuance costs of $361	16,111,110	1	81,188	—	—	81,189
Issuance of common stock resulting from exercise of stock options	186,206	—	261	—	—	261
Stock-based compensation expense	—	—	1,540	—	—	1,540
Balance at June 30, 2018	73,579,699	$7	$469,415	$4	$(342,559)	$126,867
Net loss	—	—	—	—	(21,668)	(21,668)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(2)	—	(2)
Issuance of common stock resulting from exercise of stock options	123,724	—	376	—	—	376
Stock-based compensation expense	—	—	2,040	—		2,040
Balance at September 30, 2018	73,703,423	$7	$471,831	$2	$(364,227)	$107,613

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2019	2018
Operating activities
Net loss	$(110,435)	$(61,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	335	892
Amortization of acquired intangible asset	1,177	31
Amortization of right-of-use asset and lease liability	154	—
Stock-based compensation expense	7,228	4,908
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	4,426	335
Gain on sale of fixed assets	—	(79)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,897)	(10,562)
Inventory	(151)	(131)
Prepaid expenses, other current assets and other assets	(1,100)	(1,145)
Accounts payable	(1,411)	2,108
Accrued expenses and other liabilities	7	9,401
Other long-term liabilities	370	—
Net cash used in operating activities	(101,297)	(55,327)
Investing activities
Purchases of property and equipment	(7)	(1,244)
Sales of property and equipment	—	82
Purchases of investments	(73,186)	(14,912)
Maturities of investments	137,680	4,500
Net cash provided by (used in) investing activities	64,487	(11,574)
Financing activities
Proceeds from long-term debt, net of issuance costs	9,694	9,900
Proceeds from the exercise of stock options and employee stock purchase program	569	637
Proceeds from the issuance of common stock, net	—	105,156
Net cash provided by financing activities	10,263	115,693
(Decrease) increase in cash, cash equivalents and restricted cash	(26,547)	48,792
Cash, cash equivalents and restricted cash at beginning of period	130,608	82,338
Cash, cash equivalents and restricted cash at end of period	$104,061	$131,130
Supplemental disclosure of non-cash investing and financing activities
Acquired intangible assets included in intangible assets, net and accrued expenses	—	$22,000
Common stock issuance costs included in accounts payable and accrued expenses	15	$15

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the Company) is a biopharmaceutical company focused on developing and commercializing medicines to improve the survival and quality of life of cancer patients. On September 24, 2018, the Company’s first commercial product, COPIKTRA™ (duvelisib), was approved by the U.S. Food and Drug Administration (the FDA) for the treatment of patients with certain hematologic cancers including chronic lymphocytic leukemia/ small lymphocytic lymphoma (CLL/SLL) and follicular lymphoma (FL). Both its marketed product, COPIKTRA, and most advanced product candidate, defactinib, utilize a multi-faceted approach designed to treat cancers originating either in the blood or major organ systems. The Company is currently developing its product candidates in both preclinical and clinical studies as potential therapies for certain cancers, including leukemia, lymphoma, lung cancer, ovarian cancer, colorectal cancer, head and neck cancer, mesothelioma, and pancreatic cancer. The Company believes that these compounds may be beneficial as therapeutics either as single agents or when used in combination with immuno-oncology agents or other current and emerging standard of care treatments in aggressive cancers that do not adequately respond to currently available therapies.

The consolidated financial statements include the accounts of Verastem Securities Company and Verastem Europe GmbH, wholly-owned subsidiaries of the Company.  All financial information presented has been consolidated and includes the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

As of September 30, 2019, the Company had cash, cash equivalents and short-term investments of $160.2 million and accumulated deficit of $486.0 million. The Company is subject to the risks associated with other life science companies, including, but not limited to, possible failure of preclinical testing or clinical trials, competitors developing new technological innovations, market acceptance and the commercial success of COPIKTRA, or any of the Company’s investigational product candidates following receipt of regulatory approval, protection of proprietary technology and the continued ability to obtain adequate financing to fund the Company’s future operations. If the Company does not successfully commercialize COPIKTRA or any of its other product candidates, it will be unable to generate product revenue or achieve profitability and may need to raise additional capital.

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (SEC) on March 12, 2019.

Significant Accounting Policies

The significant accounting policies identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that require the Company to make estimates and assumptions include accrued research and development expenses, stock-based compensation, revenue recognition, collaborative arrangements, accounts receivable, inventory and intangible assets. During the nine months ended September 30, 2019, there were no material changes to the significant accounting policies, except for the adoption of Accounting Standards Codification (ASC) 842, Leases, issued by the Financial Accounting Standards Board (the FASB), which is detailed below.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. The Company’s analyses contemplate the application of the constraint in accordance with ASC 606.  For the three and nine months ended September 30, 2019, the Company determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: The Company generally provides customers with invoice discounts on sales of COPIKTRA for prompt payment, which are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates its specialty distributor customers for sales order management, data, and distribution services. The Company has determined such services are not distinct from the Company’s sale of COPIKTRA to the specialty distributor customers and, therefore, these payments have also been recorded as a reduction of revenue within the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019.

Third-Party Payer Chargebacks, Discounts and Fees: The Company executes contracts with Third-Party Payers which allow for eligible purchases of COPIKTRA at prices lower than the wholesale acquisition cost charged to customers who directly purchase the product from the Company. In some cases, customers charge the Company for the difference between what they pay for COPIKTRA and the ultimate selling price to the Third-Party Payers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified Third-Party Payer by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at the end of each reporting period that the Company expects will be sold to Third-Party Payers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. In addition, the Company compensates certain Third-Party Payers for administrative services, such as account management and data reporting.  These administrative service fees have also been recorded as a reduction of product revenue within the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019.

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from product revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and nine months ended September 30, 2019.

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

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, short-term investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions.  As of September 30, 2019, the Company’s cash, cash equivalents and short-term investments were deposited at two financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of September 30, 2019, there were two customers that cumulatively made up more than 60% of the Company’s trade accounts receivable balance.  The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any trade accounts receivable balances are assured.

For the three and nine months ended September 30, 2019, there were five customers who each individually accounted for greater than 10% of the Company’s total revenues, respectively.

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

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$103,320	$129,867
Restricted cash	741	741
Total cash, cash equivalents and restricted cash	$104,061	$130,608

Amounts included in restricted cash as of September 30, 2019 and December 31, 2018 represent cash received pursuant to a Research Funding Agreement with Leukemia & Lymphoma Society, Inc. (LLS) (the “LLS Research Funding Agreement”), which cash is restricted for future expenditures for specific R&D studies in the amount of approximately $0.5 million, respectively.  Restricted cash also includes cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts, in the amount of approximately $0.2 million, respectively. Restricted cash related to the LLS Research Funding Agreement is included in prepaid and other current assets, while restricted cash for letters of credit are included in other assets on the consolidated balance sheets.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2019
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$102,073	$94,324	$7,749	$—
Short-term investments	56,908	—	56,908	—
Total financial assets	$158,981	$94,324	$64,657	$—

	December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$127,689	$60,092	$67,597	$—
Short-term investments	119,786	—	119,786	—
Total financial assets	$247,475	$60,092	$187,383	$—

The Company’s cash equivalents and short-term investments consist of U.S. Government money market funds, corporate bonds and commercial paper of publicly traded companies. The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2019 and December 31, 2018.

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the condensed consolidated balance sheet dates. The carrying value of the Company’s long-term debt, including the current portion, at September 30, 2019 and December 31, 2018 was approximately $34.9 million and $25.2 million, respectively.  At September 30, 2019, the Company estimates that the fair value of its long-term debt, including the current portion, was approximately $37.1 million. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

The fair value of the Company’s 5.00% Convertible Senior Notes due 2048 (the Notes) as of September 30, 2019 was approximately $64.1 million, which differs from the carrying value of the Notes.  The fair value of the Notes was determined using Level 2 inputs.

5. Investments

Cash, cash equivalents, and short-term investments consist of the following (in thousands):

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$95,571	$—	$—	$95,571
Corporate bonds and commercial paper (due within 90 days)	7,749	—	—	7,749
Total cash and cash equivalents	$103,320	$—	$—	$103,320
Investments:
Corporate bonds and commercial paper (due within 1 year)	$56,881	$27	$—	$56,908
Total investments	$56,881	$27	$—	$56,908
Total cash, cash equivalents and investments	$160,201	$27	$—	$160,228

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$62,270	$—	$—	$62,270
Corporate bonds and commercial paper (due within 90 days)	67,590	$8	$(1)	$67,597
Total cash and cash equivalents	$129,860	$8	$(1)	$129,867
Investments:
Corporate bonds and commercial paper (due within 1 year)	$119,666	$132	$(12)	$119,786
Total investments	$119,666	$132	$(12)	$119,786
Total cash, cash equivalents and investments	$249,526	$140	$(13)	$249,653

There were no realized gains or losses on investments for the three and nine months ended September 30, 2019 or 2018, respectively.  There were zero and fourteen investments in an unrealized loss position as of September 30, 2019 and December 31, 2018, respectively. None of these investments had been in an unrealized loss position for more than 12 months as of September 30, 2019 and December 31, 2018, respectively. The fair value of these securities as of September 30, 2019 and December 31, 2018 was $0 and $46.9 million, respectively, and the aggregate unrealized loss was immaterial.  The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2019 and December 31, 2018, respectively.

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

Inventory consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$—	$—
Work in process	342	63
Finished goods	136	264
Total inventories	$478	$327

Costs incurred prior to the quarter-ended September 30, 2018 to manufacture COPIKTRA were expensed as operating expenses as incurred.

7. Intangible assets

The Company’s intangible assets consist of the following (in thousands):

	September 30, 2019	Estimated useful life
Acquired and in-licensed rights	$22,000	14 years
Less: accumulated amortization	(1,600)
Total intangible assets, net	$20,400

Acquired and in-licensed rights as of September 30, 2019, consist of a $22.0 million milestone payment which became payable upon the FDA marketing approval on September 24, 2018, pursuant to the amended and restated license agreement with Infinity Pharmaceuticals, Inc. (Infinity).  The Company made the milestone payment of $22.0 million to Infinity in November 2018.

The Company recorded approximately $0.4 million and $1.2 million in amortization expense related to finite-lived intangible assets during the three and nine months ended September 30, 2019 using the straight-line methodology. Estimated future amortization expense for finite-lived intangible assets as of September 30, 2019 is approximately $0.4 million for the remainder of 2019 and approximately $1.6 million per year thereafter.

8. Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Compensation and related benefits	5,444	8,749
Contract research organization costs	6,849	6,682
Commercialization costs	2,425	1,979
Interest	3,410	1,786
Consulting fees	1,948	494
Professional fees	624	482
Other	589	936
Total accrued expenses	$21,289	$21,108

9. Product revenue reserves and allowances

As of September 30, 2019, the Company’s sole source of product revenue has been from sales of COPIKTRA in the United States, which it began shipping to customers on September 25, 2018.  The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2019 (in thousands):

		Third-Party
	Trade	Payer	Government
	discounts	chargebacks,	rebates and
	and	discounts	other
	allowances	and fees	incentives	Returns	Total
Beginning balance at December 31, 2018	$29	$88	$157	$2	$276
Provision related to sales in the current year	358	902	364	69	1,693
Adjustments related to prior period sales	—	—	(77)		(77)
Credits and payments made	(265)	(709)	(227)	—	(1,201)
Ending balance at September 30, 2019	$122	$281	$217	$71	$691

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

As of September 30, 2019, a right-of-use asset of $3.1 million and lease liability of $4.0 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Lease Expense
Operating lease expense	$222	$666
Total Lease Expense	$222	$666
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$180	$512

September 30, 2019
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	5.7
Weighted average discount rate	14.60%
Maturity Analysis
Remainder of 2019	$204
2020	971
2021	1,020
2022	1,041
2023	1,062
Thereafter	1,538
Total	$5,836
Less: Present value discount	(1,885)
Lease Liability	$3,951

The Company adopted ASU 2016-02 effective January 1, 2019 using the optional transition method permitted under ASU 2018-11.  Accordingly, periods presented prior to January 1, 2019 were not restated to reflect the accounting principles adopted under ASU 2016-02.  Prior to adoption, the Company recorded rent expense from its Needham office on a straight-line basis over the term of the lease with the deferred rent obligation included in accrued expenses (current portion) and other liabilities (noncurrent portion) in the condensed consolidated balance sheet as of December 31, 2018.  The Company amortized any leasehold improvements over the lesser of the useful life of those improvements or the life of the lease.  For the three and nine months ended September 30, 2018, the Company recorded rent expense of $0.2 and $0.6 million.

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

Per the terms of the Amendment, the Company may borrow up to an aggregate of $75.0 million, of which $35.0 million was outstanding immediately as of the Amendment Date (2019 Term A Loan) as a result of the existing outstanding principal of term loans of $25.0 million under the Amended Loan Agreement being converted into the 2019 Term A Loan, and an additional $10.0 million being drawn on the Amendment Date.  The remaining $40.0 million of borrowing capacity may be drawn in multiple tranches comprised of (i) a term loan in an amount of up to $15.0 million upon the Company generating cumulative net product revenues (as defined in the 2019 Term Loan Agreement) of either (a) $37.5 million on or before April 30, 2020 or (b) $50.0 million on or before June 30, 2020 (2019 Term B Loan), and (ii) a term loan in an amount of up to $25.0 million available through December 31, 2021, subject to Hercules’ approval and the satisfaction of certain other conditions specified in the 2019 Term Loan Agreement (the 2019 Term C Loan, and together with the 2019 Term A Loan and 2019 Term B Loan, the 2019 Term Loan).

The 2019 Term Loan will mature on December 1, 2022 (2019 Term Loan Maturity Date). Each advance accrues interest at a floating per annum rate equal to the greater of (a) 9.75% or (b) the lesser of (i) 12.00% and (ii) the sum of (x) 9.75% plus (y) (A) the prime rate minus (B) 5.50%. In addition, the Company is required to make a final payment equal to 5.25% of the aggregate original principal balance of all advances upon the earliest to occur (a) 2019 Term Loan Maturity Date, (b) prepayment of the debt or (c) the date the 2019 Term Loan becomes due and payable. The 2019 Term Loan provides for interest-only payments until April 1, 2021, which may be extended to December 1, 2021 pursuant to the Company generating $40.0 million in net product revenue on a trailing six-month basis on or prior to December 31, 2020 provided that no event of default has occurred.  Thereafter, amortization payments will be payable monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates). As such, all outstanding balances related to the Amended Term Loan have been classified as long-term debt on the condensed consolidated Balance Sheet as of September 30, 2019.

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

As of September 30, 2019, the Company has assessed all terms and features of the 2019 Term Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the 2019 Term Loan Agreement, including put and call features. The Company determined that all features of the 2019 Term Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.  There have been no changes to the Company’s original assessment through September 30, 2019.

The future principal payments under the 2019 Term Loan are as follows as of September 30, 2019 (in thousands):

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

The Company assessed all terms and features of the Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon the Company’s stockholders approving an increase in the number of authorized shares of Common Stock.  The Company determined that all other features of the Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.  There have been no changes to the Company’s original assessment through September 30, 2019.

13. Stock‑based compensation

Stock options

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2019 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2018	12,522,867	$5.42	7.8	$6,909
Granted	5,804,840	$2.42
Exercised	(91,907)	$1.41
Forfeited/cancelled	(1,742,110)	$4.80
Outstanding at September 30, 2019	16,493,690	$4.46	7.3	$13
Vested at September 30, 2019	7,590,075	$5.52	5.5	$9
Vested and expected to vest at September 30, 2019(1)	15,840,690	$4.49	7.3	$13

(1)	This represents the number of vested options as of September 30, 2019, plus the number of unvested options expected to vest as of September 30, 2019.

The fair value of each stock option granted during the nine months ended September 30, 2019 and 2018 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Nine months ended September 30,
	2019	2018
Risk-free interest rate	2.10%	2.63%
Volatility	86%	81%
Dividend yield	—	—
Expected term (years)	5.8	6.0

During the first quarter of 2018, the Company granted stock options to purchase a total of 582,500 shares of common stock to certain executives that vest only upon the achievement of specified performance conditions. The Company determined that a number of the performance conditions are considered probable of achievement as of September 30, 2018, and as a result recognized approximately $0.2 million and $0.7 million of stock-based compensation expense during the three and nine months ended September 30, 2018 related to awards that vest upon the achievement of performance conditions. The Company recognized less than $0.1 million of stock-based compensation during the three and nine months ended September 30, 2019 related to awards that vest upon the achievement of performance conditions.

At September 30, 2019, there was $16.8 million of total unrecognized compensation cost related to unvested stock options and the Company expects to recognize this cost over a remaining weighted-average period of approximately 2.93 years.

Restricted stock units (RSUs)

The Company awards RSUs to employees under its Amended and Restated 2012 Incentive Plan and its inducement award program. Each RSU entitles the holder to receive one share of the Company’s common stock when the RSU vests. The RSUs generally vest in either (i) four substantially equal installments on each of the first four anniversaries of the vesting commencement date, (ii) 100 percent on the first anniversary of the vesting commencement date, or (iii) thirty three and one-third percent (33 1/3%) on the first anniversary of the vesting commencement date and as to an additional eight and two-thirds percent (8.33%) at the end of each successive three-month period thereafter, subject to the employee’s continued employment with, or service to, the Company on such vesting date. Compensation expense is recognized on a straight-line basis.

A summary of RSU activity during the nine months ended September 30, 2019 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2018	306,750	$5.24
Granted	798,904	$2.57
Vested	(141,439)	$6.93
Forfeited/cancelled	(147,256)	$4.27
Outstanding at September 30, 2019	816,959	$2.54

At September 30, 2019, there was approximately $1.7 million of total unrecognized compensation cost related to unvested RSUs and the Company expects to recognize this cost over a remaining weighted-average period of approximately 2.91 years.

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

	Six Months ended June 30,	Three Months ended September 30,
	2019	2019
Risk-free interest rate	2.46%	2.10%
Volatility	79%	95%
Dividend yield	—	—
Expected term (years)	0.4	0.5

For the three and nine months ended September 30, 2019, the Company has recognized $0.1 million and $0.4 million of stock-based compensation under the Amended and Restated 2018 ESPP. During the three months ended September 30, 2019, the Company issued 341,701 shares of common stock for proceeds of $0.4 million under the Amended and Restated 2018 ESPP.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Outstanding stock options	16,493,690	12,915,463	16,493,690	12,915,463
Outstanding restricted stock units	816,959	316,875	816,959	316,875
Convertible senior notes	20,936,548	—	20,936,548	—
Total potentially dilutive securities	38,247,197	13,232,338	38,247,197	13,232,338

15. License and collaboration agreements

Sanofi

On July 25, 2019, the Company entered into a license and collaboration agreement with Sanofi (the Sanofi Agreement), under which the Company granted exclusive rights to Sanofi to develop and commercialize products containing duvelisib in Russia, the Commonwealth of Independent States (CIS), Turkey, the Middle East and Africa (collectively the “Sanofi Territory”) for the treatment, prevention, palliation or diagnosis of any oncology indication in humans or animals.

Under the terms of the Sanofi Agreement, Sanofi received the exclusive right to develop and commercialize products containing duvelisib in the Sanofi Territory under mutually agreed upon development and commercialization plans at Sanofi’s own cost and expense. In addition, Sanofi received certain limited manufacturing rights in the event the Company is unable to manufacture or supply sufficient quantities of duvelisib or products containing duvelisib to Sanofi during the term of the Sanofi Agreement. The Company retained all rights to duvelisib outside the Sanofi Territory, except for those territories previously and exclusively licensed to other partners.

Sanofi paid the Company an upfront, non-refundable payment of $5.0 million in August 2019. The Company is also entitled to receive aggregate payments of up to $42.0 million if certain regulatory and commercial milestones are successfully achieved. Sanofi is obligated to pay the Company double-digit royalties on net sales of products containing duvelisib in the Sanofi Territory, subject to reduction in certain circumstances.

Unless earlier terminated by either party, the Sanofi Agreement will expire upon the fulfillment of Sanofi’s royalty obligations to the Company for the sale of any products containing duvelisib in the Sanofi Territory, which royalty obligations expire, on a product-by-product and country-by-country basis, upon the last to occur, in each specific country, of (a) expiration of valid patent claims covering such product, (b) expiration of regulatory exclusivity for such product or (c) 10 years from the first commercial sale of such product in such country. Sanofi may terminate the Sanofi Agreement on a product-by-product basis or on a country-by country basis at any time with 180 days’ written notice. Either party may terminate the Sanofi Agreement in its entirety with 60 days’ written notice for the other party’s material breach if such party fails to cure the breach. Subject to certain limitations, the Company may terminate the Sanofi Agreement immediately if Sanofi challenges any patent covering a product or compound licensed by the Company to Sanofi under the Sanofi Agreement. The Company also has the right to terminate Sanofi’s rights to products containing duvelisib in any specific country if Sanofi fails to use certain efforts to develop and commercialize products containing duvelisib in such country. Either party may terminate the Sanofi Agreement in its entirety upon certain insolvency events involving the other party.

The Company first assessed the Sanofi Agreement under ASC 808 to determine whether the Sanofi Agreement (or part of the Sanofi Agreement) represents a collaborative arrangement based on the respective risks, rewards and activities of the parties. The Company accounts for collaborative arrangements (or elements within the contract that are deemed part of a collaborative arrangement), which represent a collaborative relationship and not a customer relationship, outside the scope of ASC 606. The Company concluded that the Sanofi Agreement (or part of the Sanofi Agreement) does not represent a collaborative arrangement under ASC 808. The Company then considered each component in the Sanofi Agreement to determine if ASC 606 should be applied to those components. Generally, the component in the Sanofi Agreement that falls under potential research and development activities is the development of duvelisib specifically in the Sanofi Territory.

For development of duvelisib specifically in the Sanofi Territory, the Company has concluded that Sanofi is a customer with regard to this component in the context of the Sanofi Agreement.  As such, the Sanofi Territory component and all related payments are within the scope of ASC 606.

The Company determined that there were two material promises associated with the Sanofi territory-specific activities: (i) an exclusive license to develop and commercialize duvelisib in the Sanofi Territory and (ii) the initial technology transfer. The Company determined that the exclusive license and initial technology transfer were not distinct from one another, as the license has limited value without the initial technology transfer. Therefore, the exclusive license and initial technology transfer are combined as a single performance obligation. The Company evaluated the option rights for manufacturing and supply services to determine whether they represent material rights to Sanofi and concluded that the options were not issued at a significant and incremental discount and therefore do not represent material rights. As such, they are not performance obligations at the outset of the arrangement. Based on this assessment, the Company concluded that one performance obligation exists at the outset of the Sanofi Agreement, which is the exclusive license combined with the initial technology transfer.

The Company has determined that the upfront payment of $5.0 million constituted the transaction price at the outset of the Sanofi Agreement. Future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved. The achievement of the future potential milestones is not within the Company’s control and is subject to certain regulatory approvals and therefore carry significant uncertainty. The Company will reevaluate the likelihood of achieving future milestones at the end of each reporting period. As all performance obligations have been satisfied, if the risk of significant revenue reversal is resolved, any future milestone revenue from the arrangement will be added to the transaction price (and thereby recognized as revenue) in the period the risk is relieved.

The Company satisfied the performance obligation upon delivery of the license and initial technology transfer and recognized the upfront payment of $5.0 million as license and collaboration revenue during the quarter ended September 30, 2019.

Yakult Honsha Co., Ltd. (Yakult)

On June 5, 2018, the Company entered into a license and collaboration agreement with Yakult (the Yakult Agreement), under which the Company granted exclusive rights to Yakult to develop and commercialize products containing duvelisib in Japan for the treatment, prevention, palliation or diagnosis of all oncology indications in humans or animals.

Yakult paid the Company an upfront, non-refundable payment of $10.0 million in June 2018. The Company is also entitled to receive aggregate payments of up to $90.0 million if certain development, regulatory and commercial milestones are successfully achieved. Yakult is obligated to pay the Company a double-digit royalty on net sales of products containing duvelisib in Japan, subject to reduction in certain circumstances, and to fund certain global development costs related to worldwide clinical trials conducted by the Company in which Yakult has opted to participate on a pro-rata basis. For the three and nine months ended September 30, 2019, there have been no additional milestones achieved under the Yakult Agreement.

Subsequently, on February 28, 2019, the Company entered into a supply agreement with Yakult (the Yakult Supply Agreement), under which the Company agreed to provide Yakult with drug product for clinical and commercial use in accordance with the Yakult Agreement. Under the terms of the Yakult Supply Agreement, the Company also granted to Yakult a limited manufacturing license to fill, finish, package, and label the drug product solely for clinical and commercial purposes in Japan. The Company has recognized $0.1 million of collaboration revenue under the Yakult Supply Agreement for the nine months ended September 30, 2019.

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

As of September 30, 2018, CSPC became obligated to pay the Company an aggregate upfront, non-refundable payment of $15.0 million. The Company is also entitled to receive aggregate payments of up to $160.0 million if certain development, regulatory and commercial milestones are successfully achieved. CSPC is obligated to pay the Company a double-digit royalty on net sales of products containing duvelisib in the CSPC Territory, subject to reduction in certain circumstances, and to fund certain global development costs related to worldwide clinical trials conducted by the Company in which CSPC has opted to participate on a pro-rata basis. For the three months ended September 30, 2019, there have been no additional milestones achieved under the CSPC Agreement.

16. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2019 and 2018, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2019 and 2018, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

17. Commitments and contingencies

The Company has entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts.  Please refer to Note 10 for further details regarding the minimum aggregate future lease commitments as of September 30, 2019.  In conjunction with the execution of the Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of September 30, 2019 and December 31, 2018.  The amount is included in other assets on the condensed consolidated balance sheets as of September 30, 2019.

18. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. The Company is not aware of any material subsequent events other than the following:

Operational Expense Reduction Plan

On October 28, 2019, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 40 positions across the Company and other cost-saving measures (the “Restructuring”). The workforce reduction is designed to streamline operations, speed execution, and reflect the focused, account-based approach in the field. The Company expects to complete the workforce reduction by the end of October 2019.

The Company expects the Restructuring to reduce annualized operating expenses by approximately $25 million beginning in 2020.

The Company has offered one-time termination benefits to the affected employees, including cash severance payments, healthcare benefits, and outplacement assistance.

The Company expects to record a charge of approximately $1.0 million in the fourth quarter of 2019 as a result of the Restructuring, consisting of one-time termination benefits for employee severance, benefits, and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out over the next three months.

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

We are also developing duvelisib for the treatment of multiple types of cancer, the most advanced of which is designed to treat patients with peripheral T-cell lymphoma (PTCL).  The development of duvelisib in PTCL has been awarded Fast Track status by the FDA and a registration study is underway. Duvelisib has also received orphan drug designation from the FDA for use in the treatment of certain T-Cell lymphomas, including PTCL. During 2019, we plan to continue to further develop duvelisib through the initiation of a confirmatory study of patients with FL and other sponsored trials. We also plan to report interim data for several ongoing investigator sponsored studies (ISTs).

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

  Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates,  undertaking preclinical studies and clinical trials for our product candidates, and initiating U.S. commercial operations following the approval of COPIKTRA.   We have financed our operations to date primarily through public offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules Capital, Inc. (Hercules) in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, Yakult and CSPC, and the issuance of $150.0 million aggregate principal amount of Notes in October 2018.  With our U.S. commercial launch of COPIKTRA on September 24, 2018, we have recently begun financing a portion of our operations through product revenue.

As of September 30, 2019, we had an accumulated deficit of $486.0 million. Our net loss was $30.1 million, $110.4 million, $21.7 million and $61.1 million for the three and nine months ended September 30, 2019 and 2018, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as a result of our commercialization of COPIKTRA and the continued research and development of all of our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2018 related to accrued research and development expenses, stock-based compensation, revenue recognition, collaborative arrangements, accounts receivable, inventory and intangible assets. During the nine months ended September 30, 2019, there were no material changes to the significant accounting policies, except for the adoption of Accounting Standards Codification (ASC) 842,  Leases, issued by the Financial Accounting Standards Board (the FASB), which is detailed below.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. Our analyses contemplate the application of the constraint in accordance with ASC 606.  For the three and nine months ended September 30, 2019, we determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: We generally provide customers with invoice discounts on sales of COPIKTRA for prompt payment, which are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate our specialty distributor customers for sales order management, data, and distribution services. We have determined such services are not distinct from our sale of COPIKTRA to the specialty distributor customers and, therefore, these payments have also been recorded as a reduction of revenue within the condensed consolidated statements of operations and comprehensive loss through September 30, 2019.

Third-Party Payer Chargebacks, Discounts and Fees: We execute contracts with Third-Party Payers which allow for eligible purchases of COPIKTRA at prices lower than the wholesale acquisition cost charged to customers who directly purchase the product from us. In some cases, customers charge us for the difference between what they pay for COPIKTRA and the ultimate selling price to the Third-Party Payers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified Third-Party Payer by customers, and we generally issue credits for such amounts within a few weeks of the customer’s notification to us of the resale. Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventories at the end of each reporting period that we expect will be sold to Third-Party Payers, and chargebacks that customers have claimed, but for which we have not yet issued a credit. In addition, we compensate certain Third-Party Payers for administrative services, such as account management and data reporting.  These administrative service fees have also been recorded as a reduction of product revenue within the condensed consolidated statements of operations and comprehensive loss through September 30, 2019.

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from product revenue. We expense incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that we would have recognized is one year or less. However, no such costs were incurred during the three and nine months ended September 30, 2019.

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

Accounts Receivable, Net

Accounts receivable, net primarily relates to amounts due from customers, net of applicable revenue reserves, or from our license and collaboration partners. Accounts receivable are typically due within 31 days. We analyze accounts that are past due for collectability and provide an allowance for receivables when collection becomes doubtful. Given the nature and limited history of collectability of our accounts receivable, an allowance for doubtful accounts is not deemed necessary at September 30, 2019.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2019 and 2018

	Three months ended September 30,
	2019	2018	Change	% Change
Revenue:
Product revenue, net	$4,032	$508	$3,524	694%
License and collaboration revenue	5,000	15,000	(10,000)	-67%
Total revenue	9,032	15,508	(6,476)	-42%
Operating expenses:
Cost of sales - product	371	49	322	657%
Cost of sales - intangible amortization	392	31	361	1165%
Research and development	12,219	11,571	648	6%
Selling, general and administrative	22,153	25,426	(3,273)	-13%
Total operating expenses	35,135	37,077	(1,942)	-5%
Loss from operations	(26,103)	(21,569)	(4,534)	21%
Interest income	1,005	763	242	32%
Interest expense	(5,041)	(862)	(4,179)	485%
Net loss	$(30,139)	$(21,668)	$(8,471)	39%

Product revenue, net.   Product revenue, net for the three months ended September 30, 2019 (2019 Quarter) was $4.0 million compared to $0.5 million for the quarter ended September 30, 2018 (2018 Quarter). Product revenue, net consisted of net product sales of COPIKTRA in the United States. We began commercial sales of COPIKTRA within the United States in September 2018 following receipt of FDA marketing approval. The $3.5 million increase was driven by an increase in product shipments for COPIKTRA as a result of greater market penetration.

License and collaboration revenue.   License and collaboration revenue for the 2019 Quarter was $5.0 million compared to $15.0 million for the 2018 Quarter.  The $10.0 million decrease was related to a $15.0 million upfront payment received in connection with our license and collaboration agreement with CSPC in the 2018 Quarter, partially offset by a $5.0 million upfront payment in connection with our license and collaboration agreement executed with Sanofi in the 2019 Quarter.

Costs of sales - product.  Costs of sales - product for the 2019 Quarter was $0.4 million compared to less than $0.1 million for the 2018 Quarter. The $0.3 million increase was primarily driven by an increase in the volume of COPIKTRA sold and corresponding increases in royalties, manufacturing and other costs during the 2019 Quarter as compared to the 2018 Quarter. Cost of sales - product consisted of costs associated with the manufacturing of COPIKTRA, royalties owed to Infinity Pharmaceuticals, Inc. (Infinity) on such sales, and certain period costs. We expensed the manufacturing costs of COPIKTRA as operating expenses in the periods prior to July 1, 2018.  In the third quarter of 2018, we began capitalizing inventory costs for COPIKTRA manufactured in preparation for our launch in the United States based on our evaluation of, among other factors, the status of the COPIKTRA New Drug Application (NDA) in the United States and the ability of our third-party suppliers to successfully manufacture commercial quantities of COPIKTRA. Certain of the costs of COPIKTRA units recognized as revenue during the 2019 Quarter were expensed prior to the September 2018 FDA marketing approval and, therefore, are not included in cost of sales - product during this period.    We expect cost of sales – product to increase in relation to product revenues as we deplete these inventories.

Research and development expense.  Research and development expense for the 2019 Quarter was $12.2 million compared to $11.6 million for the 2018 Quarter. The $0.6 million increase was primarily related to an increase of $0.4 million in contract research organization (CRO) costs, and an increase of $0.3 million related to personnel costs, including non-cash stock-based compensation, partially offset by a decrease of $0.1 million in consulting costs.

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

	Three months ended September 30,
	2019	2018
	(in thousands)
COPIKTRA	$6,929	$6,703
Defactinib	510	375
Unallocated and other research and development expense	4,337	3,874
Unallocated stock-based compensation expense	443	619
Total research and development expense	$12,219	$11,571

The increase in COPIKTRA related costs of $0.2 million for the 2019 Quarter as compared to the 2018 Quarter was driven by an increase of $0.8 million of CRO costs for Confirmatory FL study – entitled DUETTO, $0.7 million increase in CRO costs related to our Phase 2 Intermittent Dosing study entitled TEMPO, and $0.3 million increase in CRO costs related to our Phase 2 study for the treatment of PTCL – entitled PRIMO, partially offset by a decrease of $0.5 million in consulting fees as a result of activities to file an NDA during the 2018 Quarter and a decrease of $1.0 million of CRO costs as a result of site closures in our Phase 3 DUO and Phase 2 DYNAMO studies throughout 2018 and 2019 as patients continue to complete treatment.  Unallocated and other research and development expenses include $2.8 million and $2.3 million of personnel costs for the 2019 Quarter and the 2018 Quarter, respectively.

Selling, general and administrative expense.  Selling, general and administrative expense for the 2019 Quarter was $22.2 million compared to $25.4 million for the 2018 Quarter. The decrease of $3.2 million from the 2018 Quarter to the 2019 Quarter primarily resulted from a  decrease of $2.3 million in consulting and professional fees, primarily related to the support of commercial launch preparation activities in the 2018 Quarter and a decrease of $0.9 million in personnel related costs, including non-cash stock-based compensation.

Cost of sales – intangible amortization.    Cost of Sales – intangible amortization for the 2019 Quarter was $0.4 million compared to less than $0.1 million for the 2018 Quarter. Cost of sales – intangible amortization was related to the COPIKTRA finite-lived intangible asset which we recognized and began amortizing in September 2018.

Interest income.  Interest income for the 2019 Quarter was $1.0 million compared to $0.8 million for the 2018 Quarter.  The increase of $0.2 million was primarily due to higher investment cost basis and higher interest rates on investments.

Interest expense. Interest expense for the 2019 Quarter was $5.0 million compared to $0.9 million for the 2018 Quarter.  The increase of $4.1 million was due to the issuance of the Notes in October 2018 and a higher principal balance on our loan and security agreement with Hercules and the acceleration of an end of term fee related to the Hercules loan and security agreement refinancing recorded as interest expense.

Comparison of the nine months ended September 30, 2019 and 2018

	Nine months ended September 30,
	2019	2018	Change	% Change
Revenue:
Product revenue, net	$8,722	$508	$8,214	1617%
License and collaboration revenue	5,118	25,000	(19,882)	-80%
Total revenue	13,840	25,508	(11,668)	-46%
Operating expenses:
Cost of sales - product	906	49	857	1749%
Cost of sales - intangible amortization	1,177	31	1,146	3697%
Research and development	33,322	34,886	(1,564)	-4%
Selling, general and administrative	77,484	51,066	26,418	52%
Total operating expenses	112,889	86,032	26,857	31%
Loss from operations	(99,049)	(60,524)	(38,525)	64%
Other income
Interest income	3,770	1,297	2,473	191%
Interest expense	(15,156)	(1,858)	(13,298)	716%
Net loss	$(110,435)	$(61,085)	$(49,350)	81%

Product revenue, net. Product revenue, net for the nine months ended September 30, 2019 (2019 Period) was $8.7 million compared to $0.5 million for the nine months ended September 30, 2018 (2018 Period). Product revenue, net consisted of net product sales of COPIKTRA in the United States. We began commercial sales of COPIKTRA within the United States in September 2018 following receipt of FDA marketing approval.  The $8.2 million increase was driven by an increase in product shipments for COPIKTRA as a result of greater market penetration.

License and collaboration revenue.  License and collaboration revenue for the 2019 Period was $5.1 million compared to $25.0 million for the 2018 Period.  The $19.9 million decrease was related to a $10.0 million upfront payment received in connection to our license and collaboration agreement with Yakult and a $15.0 million upfront payment received in connection to our license and collaboration agreement with CSPC in the 2018 period, partially offset by a $5.0 million upfront payment received in connection to our collaboration agreement with Sanofi and collaboration revenue of $0.1 million related to the shipment of clinical supply of COPIKTRA to Yakult and CSPC during the 2019 Period.

Costs of Sales - Product.  Costs of sales – product for the 2019 Period was $0.9 million for the 2019 Period compared to less than $0.1 million for the 2018 period. The $0.8 million increase was primarily driven by an increase in the volume of COPIKTRA sold and corresponding increases in royalties, manufacturing and other costs during the 2019 Period as compared to the 2018 Period. Cost of sales - product consisted of costs associated with the manufacturing of COPIKTRA, royalties owed to Infinity Pharmaceuticals, Inc. (Infinity) on such sales, and certain period costs. We expensed the manufacturing costs of COPIKTRA as operating expenses in the periods prior to July 1, 2018.  In the third quarter of 2018, we began capitalizing inventory costs for COPIKTRA manufactured in preparation for our launch in the United States based on our evaluation of, among other factors, the status of the COPIKTRA New Drug Application (NDA) in the United States and the ability of our third-party suppliers to successfully manufacture commercial quantities of COPIKTRA. Certain of the costs of COPIKTRA units recognized as revenue during the 2019 Period were expensed prior to the September 2018 FDA marketing approval and, therefore, are not included in cost of sales during this period.  We expect cost of sales - product to increase in relation to product revenues as we deplete these inventories.

Research and development expense.  Research and development expense for the 2019 Period was $33.3 million compared to $34.9 million for the 2018 Period. The $1.6 million decrease was primarily related to a decrease of $1.8 million in consulting costs, a decrease of $0.6 million in CRO costs, and a decrease of $0.4 million in occupancy costs, partially offset by an increase of $0.9 million in personnel costs, including non-cash stock-based compensation, and an increase of $0.3 million in travel and other costs.

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

	Nine months ended September 30,
	2019	2018
	(in thousands)
COPIKTRA	$18,273	$20,187
Defactinib	1,388	1,691
Unallocated and other research and development expense	12,384	11,317
Unallocated stock-based compensation expense	1,277	1,691
Total research and development expense	$33,322	$34,886

The decrease in COPIKTRA related costs of $1.9 million for the 2019 Period as compared to the 2018 Period was driven by a decrease of $2.5 million in consulting fees as a result of activities to file an NDA in the 2018 Period and a decrease of $2.2 million of CRO costs as a result of site closures in our Phase 3 DUO and Phase 2 DYNAMO studies throughout 2018 and 2019 as patients continue to complete treatment, offset in part by an increase of $1.4 million of costs related to our PRIMO Phase 2 study for the treatment of PTCL and an increase of $1.4 million related to our Phase

2 Intermittent Dosing study which commenced during the 2019 Period. Unallocated and other research and development expenses include $8.3 million and $6.9 million of personnel costs for the 2019 Period and the 2018 Period, respectively.

Selling, general and administrative expense.  Selling, general and administrative expense for the 2019 Period was $77.5 million compared to $51.1 million for the 2018 Period. The increase of $26.4 million from the 2018 Period to the 2019 Period primarily resulted from increases in personnel related costs, including non-cash stock-based compensation, of $16.4 million, primarily related to the hiring and staffing of our sales and commercial teams, executive and non-executive separation costs of $2.3 million, including non-cash stock-based compensation, an increase in consulting and professional fees of $6.7 million, primarily related to commercial operations following the approval of COPIKTRA in September 2018, and an increase in travel, debt advisory, and other costs of $3.3 million.

Cost of Sales – intangible amortization.    Cost of Sales – intangible amortization for the 2019 Period was approximately $1.2 million compared to less than $0.1 million for the 2018 Period. Cost of sales – intangible amortization was related to the COPIKTRA finite-lived intangible asset which we recognized and began amortizing in September 2018.

Interest income.  Interest income for the 2019 Period was $3.8 million compared to $1.3 million for the 2018 Period.  The increase of $2.5 million was primarily due to higher investment cost basis and higher interest rates on investments.

Interest expense. Interest expense for the 2019 Period was $15.2 million compared to $1.9 million for the 2018 Period.  The increase of $13.3 million was due to the issuance of the Notes in October 2018, a higher principal balance and higher interest rates on our loan and security agreement with Hercules and the acceleration of an end of term fee related to the Hercules loan and security agreement refinancing recorded as interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments under our license and collaboration agreements with Yakult, CSPC, and Sanofi and the issuance of $150.0 million aggregate principal amount of Notes in October 2018.  With the commercial launch of COPIKTRA in the United States in September 2018, we have recently begun financing a portion of our operations through product revenue.  In April 2019, we entered into the 2019 Term Loan Agreement with Hercules in which we received an additional $10.0 million under the 2019 Term Loan.

As of September 30, 2019, we had $160.2 million in cash, cash equivalents and short-term investments.  We primarily invest our cash, cash equivalents and short-term investments in U.S. Government money market funds and corporate bonds and commercial paper of publicly traded companies. The Company believes that it may have sufficient funds to meet its obligations within the next twelve months from the date of issuance of these condensed consolidated financial statements.

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

Cash flows

The following table sets forth the primary sources and uses of cash for the 2019 Period and the 2018 Period (in thousands):

	Nine months ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(101,297)	$(55,327)
Investing activities	64,487	(11,574)
Financing activities	10,263	115,693
Increase (decrease) in cash, cash equivalents and restricted cash	$(26,547)	$48,792

Operating activities.  The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital.  The $46.0 million increase in cash used in operating activities for the 2019 Period compared to the 2018 Period was primarily due to an increase in selling, general, and administrative expenses related to the hiring and staffing of our sales and commercial teams related to the post-launch commercial operations supporting COPIKTRA, and due to a $10.0 million license payment from Yakult and $5.0 million license payment received from CSPC during the 2018 Period, partially offset by a $5.0 million license payment received from Sanofi during the 2019 period.

Investing activities.  The cash provided by investing activities for the 2019 Period relates to the net maturities of investments of $64.5 million. The cash provided by investing activities for the 2018 Period reflects the net maturities of investments of $10.4 million, partially offset by net purchases of property, plant, and equipment of $1.2 million.

Financing activities.  The cash provided by financing activities for the 2019 Period primarily represents $9.7 million of net proceeds as a result of the Amendment to the loan and security agreement with Hercules and $0.6 million of proceeds received related to exercise of stock option and employee stock purchase plan. The cash provided by financing activities for the 2018 Period primarily represents $81.2 million in net proceeds from the sales of our common stock under the Underwriting Agreement and Purchase Agreement described below, $24.3 million in net proceeds received under our at-the-market equity offering program (ATM),  $9.9 million in net proceeds received from our loan and security agreement executed with Hercules, and approximately $0.6 million related to stock options exercises, offset by the payment of approximately $0.3 million of issuance costs related to a sale of our common stock during December 2017.

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

During the three and nine months ended September 30, 2019, there were no sales under the ATM. During the three months ended September 30, 2018 there were no sales under the at-the-market equity offering program. During the nine months ended September 30, 2018, we sold 6,481,475 shares under this program for net proceeds of approximately $24.3 million (after deducting commissions and other offering expenses). Through September 30, 2019, we have sold a total of 11,518,354 shares under this program for net proceeds of approximately $47.3 million (after deducting commissions and other offering expenses). As of September 30, 2019, we can issue an additional $26.6 million of gross proceeds under this program.

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

Per the terms of the Amendment, we may borrow up to an aggregate of $75.0 million, of which $35.0 million was outstanding immediately as of the Amendment Date (2019 Term A Loan) as a result of the existing outstanding principal of term loans of $25.0 million under the Amended Loan Agreement being converted into the 2019 Term A Loan, and an additional $10.0 million being drawn on the Amendment Date.  The remaining $40.0 million of borrowing capacity may be drawn in multiple tranches comprised of (i) a term loan in an amount of up to $15.0 million upon us generating cumulative net product revenues (as defined in the 2019 Term Loan Agreement) of either (a) $37.5 million on or before April 30, 2020 or (b) $50.0 million on or before June 30, 2020 (2019 Term B Loan), and (ii) a term loan in an amount of up to $25.0 million available through December 31, 2021, subject to Hercules’ approval and certain other conditions specified in the 2019 Term Loan Agreement (the 2019 Term C Loan, and together with the 2019 Term A Loan and 2019 Term B Loan, the 2019 Term Loan).  As of September 30, 2019, we have borrowed a total of $35.0 million in term loans.

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

License and collaboration agreements

Sanofi

On July 25, 2019, the Company entered into a license and collaboration agreement with Sanofi (the Sanofi Agreement), under which the Company granted exclusive rights to Sanofi to develop and commercialize products containing duvelisib in Russia, the Commonwealth of Independent States (CIS), Turkey, the Middle East and Africa (collectively the “Sanofi Territory”) for the treatment, prevention, palliation or diagnosis of any oncology indication in humans or animals.

Under the terms of the Sanofi Agreement, Sanofi received the exclusive right to develop and commercialize products containing duvelisib in the Sanofi Territory under mutually agreed upon development and commercialization plans at Sanofi’s own cost and expense. In addition, Sanofi received certain limited manufacturing rights in the event the Company is unable to manufacture or supply sufficient quantities of duvelisib or products containing duvelisib to Sanofi during the term of the Sanofi Agreement. The Company retained all rights to duvelisib outside the Sanofi Territory, except for those territories previously and exclusively licensed to other parties.

Sanofi paid the Company an upfront, non-refundable payment of $5.0 million in August 2019. The Company is also entitled to receive aggregate payments of up to $42.0 million if certain regulatory and commercial milestones are successfully achieved. Sanofi is obligated to pay the Company double-digit royalties on net sales of products containing duvelisib in the Sanofi Territory, subject to reduction in certain circumstances.

Unless earlier terminated by either party, the Sanofi Agreement will expire upon the fulfillment of Sanofi’s royalty obligations to the Company for the sale of any products containing duvelisib in the Sanofi Territory, which royalty obligations expire, on a product-by-product and country-by-country basis, upon the last to occur, in each specific country, of (a) expiration of valid patent claims covering such product, (b) expiration of regulatory exclusivity for such product or (c) 10 years from the first commercial sale of such product in such country. Sanofi may terminate the Sanofi Agreement on a product-by-product basis or on a country-by country basis at any time with 180 days’ written notice. Either party may terminate the Sanofi Agreement in its entirety with 60 days’ written notice for the other party’s material breach if such party fails to cure the breach. Subject to certain limitations, the Company may terminate the Sanofi Agreement immediately if Sanofi challenges any patent covering a product or compound licensed by the Company to Sanofi under the Sanofi Agreement. The Company also has the right to terminate Sanofi’s rights to products containing duvelisib in any specific country if Sanofi fails to use certain efforts to develop and commercialize products containing duvelisib in such country. Either party may terminate the Sanofi Agreement in its entirety upon certain insolvency events involving the other party.

The Company recognized the upfront payment of $5.0 million as license and collaboration revenue during the quarter ended September 30, 2019.

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

CSPC

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and short-term investments of $160.2 million as of September 30, 2019, consisting of cash, U.S. Government money market funds, corporate bonds and commercial paper of publicly traded companies.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2019, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

On April 23, 2019, we entered into the 2019 Term Loan Agreement, under which we have borrowed $35.0 million, inclusive of the original $25.0 million borrowed under the Amended Term Loan Agreement.  The 2019 Term Loan Agreement bears interest per annum equal to the greater of either (a) 9.75% or (b) the lesser of (i) 12.00% and (ii) the sum of (x) 9.75% plus (y) (A) the prime rate minus (B) 5.50%. Changes in interest rates can cause interest charges to fluctuate under the Amended Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three and nine months ended September 30, 2019.  As of September 30, 2019, we have borrowed $35.0 million under the 2019 Term Loan Agreement.

The Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Business and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and our Chief Business and Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on March 12, 2019, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the SEC on August 1, 2019. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, other than as set forth below.

We may experience difficulties in managing restructurings and restructuring activities may not be as effective as anticipated

On October 28, 2019, we committed to an operation plan to reduce overall operating expenses, including the elimination of approximately 40 positions. The workforce reduction is designed to streamline operations, speed up execution, and reflect the focused, account-based approach in the field.  We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. Furthermore, our restructuring plan may be disruptive to our operations. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results, which include net product revenue, and financial condition would be adversely affected. There can be no assurance that we will be successful in implementing our restructuring program. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize COPIKTRA and develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

We may require additional financing to execute our operating plan and continue to operate as a going concern.

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. The Company believes that it may have sufficient funds to meet its obligations within the next twelve months from the issuance of these condensed consolidated financial statements.  However, this belief relies on the achievement of certain mitigation efforts, to include the successful commercialization of COPIKTRA in the United States, and potentially, the raising of additional capital and reduction of cash expenditures.  The analysis under ASC 205-40, initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Additionally, the Company has historical losses from operations and anticipates that it will continue to incur losses as it continues the commercialization of COPIKTRA and the research and development of its product candidates. COPIKTRA is the Company’s only approved product and the Company’s business currently depends heavily on its successful commercialization.  Successful commercialization of an approved product is an expensive and uncertain process. Accordingly, these uncertainties and risk factors meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our condensed consolidated financial statements. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to increase sales of COPIKTRA, obtain necessary capital from outside sources, including obtaining additional capital from the sale of our securities or assets, obtaining loans from financial institutions or entering into additional partnership arrangements. Our continued net operating losses and capital structure increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our commercial efforts for COPIKTRA or our other research and development activities for our product candidates, or ultimately not be able to continue as a going concern.

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

EXHIBIT INDEX

10.1	* †	License and Collaboration Agreement, dated July 25, 2019, between Verastem, Inc. and Sanofi
31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed or furnished herewith.

†Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: October 30, 2019	By:	/s/ BRIAN M. STUGLIK

Brian M. Stuglik
Chief Executive Officer
(Principal executive officer)

Date: October 30, 2019	By:	/s/ ROBERT GAGNON

Robert Gagnon
Chief Business and Financial Officer
(Principal financial and accounting officer)