Form 10-K
period 2019-12-31
Verastem, Inc.
filed 2020-03-11
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35403

Verastem, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3269467 (I.R.S. Employer Identification No.)
117 Kendrick Street, Suite 500 Needham, Massachusetts (Address of principal executive offices)	02494 (Zip Code)

Registrant’s telephone number, including area code: (781) 292-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	VSTM	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019 was $110,799,682.

The number of shares outstanding of the registrant’s common stock as of March 11, 2020 was 148,410,387.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on May 19, 2020 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements relate to, among other things, the development and activity of our lead product, COPIKTRA and our phosphoinositide 3-kinase (PI3K), focal adhesion kinase (FAK) and rapidly accelerated fibrosarcoma (RAF)/ mitogen-activated protein kinase (MEK) programs generally, the potential commercial success of COPIKTRA, the anticipated adoption of COPIKTRA by patients and physicians, the structure of our planned and pending clinical trials, and the timeline and indications for clinical development, regulatory submissions and commercialization activities. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the commercial success of COPIKTRA in the United States; physician and patient adoption of COPIKTRA, including those related to the safety and efficacy of COPIKTRA; the uncertainties inherent in research and development of COPIKTRA, such as negative or unexpected results of clinical trials; whether and when any applications for COPIKTRA may be filed with regulatory authorities in any other jurisdictions; whether and when regulatory authorities in any other jurisdictions may approve any such other applications that may be filed for COPIKTRA, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted and, if approved, whether COPIKTRA will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for COPIKTRA and our other product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of COPIKTRA; the fact that regulatory authorities in the U.S. or other jurisdictions, if approved, could withdraw approval; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that third-party payors (including government agencies) may not reimburse for COPIKTRA; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that COPIKTRA or our other product candidates will cause unexpected safety events, experience manufacturing or supply interruptions or failures, or result in unmanageable safety profiles as compared to their levels of efficacy; that COPIKTRA will be ineffective at treating patients with lymphoid malignancies; that we will be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we may not realize the operational efficiencies and cost savings from restructuring; that we, Sanofi, CSPC Pharmaceutical Group Limited, Yakult Honsha Co. Ltd., Chugai Pharmaceutical Co., Ltd, or Infinity Pharmaceuticals, Inc. will fail to fully perform under the license agreements; that we may be unable to make additional draws under our debt facility or obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, including for duvelisib in patients with chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) or indolent non-Hodgkin lymphoma (iNHL) in other jurisdictions; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients.  Other risks and uncertainties include those identified under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2019, and in any subsequent filings with the Securities and Exchange Commission (SEC).

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

PART I

Item 1.  Business

OVERVIEW

We are a biopharmaceutical company focused on developing and commercializing medicines to improve the survival and quality of life of cancer patients. Our marketed product, COPIKTRA® (duvelisib) capsules, and most advanced product candidates, defactinib and CH5126766 also referred to as VS-6766, utilize a multi-faceted approach designed to treat cancers originating either in the blood or major organ systems. We are currently developing duvelisib and our product candidates in both preclinical and clinical studies as potential therapies for certain cancers, including leukemia, lymphoma, lung cancer, mesothelioma, ovarian cancer, head and neck cancer, colorectal cancer and pancreatic cancer. We believe that these compounds may be beneficial as therapeutics either as single agents or when used in combination with immuno-oncology agents, other pathway inhibitors or other current and emerging standard of care treatments in aggressive cancers that do not adequately respond to currently available therapies.

COPIKTRA is an oral inhibitor of phosphoinositide 3-kinase (PI3K), and the first approved dual inhibitor of PI3K-delta and PI3K-gamma, two enzymes known to help support the growth and survival of malignant B-cells and T-cells. PI3K signaling may lead to the proliferation of malignant B-cells and T-cells and is thought to play a role in the formation and maintenance of the supportive tumor microenvironment.  COPIKTRA was approved by the U.S. Food & Drug Administration (FDA) on September 24, 2018 and is now indicated for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) after at least two prior therapies and relapsed or refractory follicular lymphoma (FL) after at least two prior systemic therapies. The indication in FL is approved under accelerated approval based on overall response rate.  Continued approval for this FL indication may be contingent upon verification and description of clinical benefits in confirmatory trials.

We are also developing duvelisib for the treatment of multiple types of cancer, the most advanced of which is for treatment of patients with peripheral T-cell lymphoma (PTCL).  The development of duvelisib in PTCL has been awarded Fast Track and Orphan Drug status by the FDA and a registration study is underway. During 2020, we plan to continue to further develop duvelisib through our registration-directed Phase 2 PTCL study and other sponsored trials. We also expect that interim data for several ongoing investigator sponsored studies (ISTs) will be reported.

Defactinib, is a targeted inhibitor of Focal Adhesion Kinase (FAK). FAK is a non-receptor tyrosine kinase encoded by the Protein Tyrosine Kinase-2 (PTK-2) gene that is involved in cellular adhesion and, in cancer, metastatic capability. CH5126766, is a first-in-class small molecule RAF/MEK inhibitor. Defactinib in combination with CH5126766 is being studied in an ongoing Phase 1 IST in patients with KRAS mutant advanced solid tumors, including ovarian cancer, non-small cell lung cancer (NSCLC) and colorectal cancer. Similar to COPIKTRA, both defactinib and CH5126766 are delivered orally and designed to be a potential therapy for patients to take at home under the advice of their physician. During 2020, we expect the results from the defactinib/CH5126766 IST to be reported.

In addition, defactinib is currently being investigated in combination with immunotherapeutic and other agents through ISTs. In 2020, it is planned to report results from certain ongoing dose escalation combination studies involving defactinib.

OUR FOCUS

We are focused on the development and commercialization of small molecules kinase inhibitors for optimized efficacy and safety – primarily as orally available drugs and drug candidates that are designed to treat various forms of cancer.  Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells.  The American Cancer Society estimated that in the United States in 2019, approximately 1.8 million new cases of cancer were diagnosed and over 600,000 people died from the disease.  Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormonal therapy, immunotherapy, cell therapy, and targeted therapy.  Notwithstanding years of intensive research and clinical use, these current treatments often fail to cure cancer.  For example, conventional chemotherapy works by stopping tumor growth by disrupting the cell cycle leading to cell death. Chemotherapies are effective at killing cancer cells because cancer cells generally grow more rapidly than normal cells. However, chemotherapies also target fast-growing normal cells of the body, such as blood cells, hair follicles, and the cells lining the mouth, stomach, and intestines.  As a result, they have a range of side effects and although the treatments may succeed at initially decreasing tumor burden, they ultimately fail to kill all the cancer cells and/or to effectively disrupt the tumor microenvironment (TME), potentially resulting in eventual disease progression.

Accordingly, cancer remains one of the world’s most serious health problems and is the second most common cause of death in the United States after heart disease.  For example, the U.S. annual incidence, based on 2019 estimates from the National Cancer Institute’s Surveillance, Epidemiology, and End Results Program (NCI; SEER), is that during the year there were approximately 74,200 new cases of indolent non-Hodgkin lymphoma (iNHL),  228,150 new cases of lung cancer and 56,770 new cases of pancreatic cancer.

With the application of new technologies and key discoveries, we believe that we are now entering an era of cancer research characterized by a more sophisticated understanding of the biology of cancer.  We believe that the potential of oral, targeted therapies, along with the rapidly advancing field of immunotherapy, or using the body’s immune system to fight cancer, present the opportunity to develop more effective cancer treatments.  Our goal is to develop targeted agents that both specifically kill cancer cells and disrupt the TME to enhance the efficacy of cancer treatment.  Agents that can modulate the TME to increase cytotoxic T-cell access to the tumor cells and decrease immunosuppressive T-cells in tumors have been sought after to increase the proportion of responding cancer patients and the duration of response (DOR) to cancer treatment.

Our commercial product, COPIKTRA is currently used to treat cancer patients with relapsed and refractory CLL/SLL and FL. COPIKTRA, and our product candidates, defactinib and CH5126766, are being further evaluated for the treatment of certain types of hematologic and solid cancers, CLL/SLL, iNHL, T-cell lymphoma, lung cancer, head and neck cancer, ovarian cancer, colorectal cancer, pancreatic cancer, mesothelioma, and other advanced cancers.

Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma, Non-Hodgkin Lymphoma

Hematologic malignancies are cancers in the cells of blood forming tissue (bone marrow) or in the cells of the immune system. CLL/SLL, a form of non-Hodgkin lymphoma (NHL) occurs in a type of white blood cells called lymphocytes, specifically B-cells. When most of the cancer cells are located in the bloodstream and the bone marrow, the disease is referred to as CLL. When the cancer cells are located mostly in the lymph nodes, the disease is called SLL. In general, NHLs are a disease that occurs in patients over the age of 65. The NCI estimates that the number of new incidences of CLL/SLL was 4.9 per 100,000 men and women per year based on 2012-2016 cases and that the five-year relative survival rate from 2009 to 2015 for patients with CLL/SLL was approximately 85%.

Treatment of  CLL/SLL has evolved over time from the initial use of monotherapy with alkylating agents (chlorambucil, bendamustine) and purine analogs (fludarabine) to immunotherapy (anti-CD52 monoclonal antibody alemtuzumab and anti-CD20 monoclonal antibody ofatumumab) and chemoimmunotherapy combinations (rituximab, ofatumumab and obinutuzumab in combination with purine and alkylating agents). Since 2014, novel targeted agents have been approved in the relapsed setting and include the Bruton’s tyrosine kinase (BTK) inhibitor ibrutinib, the PI3K inhibitor idelalisib, in combination with rituximab, and the BCL-2 inhibitor venetoclax. While available therapies have been shown to be effective, the majority of CLL/SLL will eventually relapse or become refractory to treatment. In the relapsed or refractory population, other available therapies may not be appropriate for some patients due to the patient’s age, comorbidities, response to prior therapies, and underlying disease. In addition, some other available therapies have limitations due to route of administration (e.g., intravenous infusion) and the requirement for close monitoring within a hospital setting, which may prohibit their use in patients who have limited access to hospitals or clinics. In consideration of eventual relapse, and the potential for treatment-associated toxicities or treatment-resistance, as well as patient convenience and accessibility, additional options are needed to treat patients with relapsed or refractory CLL/SLL.

The potential of additional oral agents, particularly as a monotherapy that can be used in the general community physician’s armamentarium, may hold significant value in the treatment of patients with CLL/SLL. Currently, COPIKTRA is also being evaluated in combination with chemotherapy, or venetoclax for the treatment of patients with CLL/SLL.

Follicular Lymphoma

FL is typically a slow growing or indolent form of NHL that arises from B-lymphocytes.  FL accounts for approximately 20% of case of NHL. Common symptoms of FL include enlargement of the lymph nodes in the neck, underarms, abdomen, or groin, as well as fatigue. Typically, patients with FL have no obvious symptoms of the disease at diagnosis and present only with an enlarged lymph node on exam or found incidentally on the imaging study. The NCI estimates that the number of new incidences of FL was 2.7 per 100,000 men and women per year based on 2012-2016 cases and that the five-year relative survival rate from 2009 to 2015 for patients with FL was approximately 88%. Despite recent improvements in survival, FL remains an incurable disease.

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

FL is generally responsive to radiation and chemotherapy upon initial diagnosis and treatment.  The standard first line therapies for FL are rituximab, cyclophosphamide, doxorubicin, vincristine and prednisone (R-CHOP); rituximab, cyclophosphamide, vincristine, and prednisone (R-CVP) and rituximab and bendamustine. In most patients, these rituximab-containing regimens achieve remissions lasting 4-7 years. Rituximab is used alone as a first-line treatment for patients whose frailty or comorbidities prelude cytotoxic therapy. Single-agent rituximab also may be beneficial as maintenance therapy for patients who experience partial remission with first-line regimen. Second-line treatments for follicular lymphoma include re-exposure to common first-line regimens, the radiopharmaceutical yttrium Y 90–ibritumomab tiuxetan, and the recently approved combination of bendamustine and obinutuzumab, a second-generation anti-CD20 antibody.  Patients with FL often undergo multiple courses of chemoimmunotherapy, increasing the risk of serious cardiac toxicity, immunosuppression, and myelosuppression, which is particularly problematic in elderly patients. The choice of third-line treatment for relapsed/refractory follicular lymphoma depends largely on a patient’s age, how long the most recent remission lasted, and how aggressive the disease is.

There have been only incremental advances in treatment options for FL beyond chemotherapy or immunotherapies like the antibodies against CD20, such as rituximab and obinutuzumab, and the overall clinical outlook for patients still remains poor.  The use of an oral agent like COPIKTRA, particularly as a monotherapy that can be used in the general community physician’s armamentarium, may hold significant value for the treatment of patients with FL. Currently, COPIKTRA is also being evaluated in combination with Nivolumab, and in an intermittent dosing regimen for the treatment of patients with FL.

Peripheral T-Cell Lymphoma

Peripheral T-cell lymphomas constitute approximately 4% of all NHLs diagnosed in the United States. The incidence of peripheral T-cell lymphoma increases with age, with the median age at diagnosis at 60 years. The disease course is very aggressive and is associated with poor prognosis. Current treatment strategies are largely unsatisfactory in both first-line and refractory/relapsed. Without treatment, PTCL survival is measured in months. Most patients will relapse with first-line treatment and will not achieve remission of their disease. The approach to treat PTCL has traditionally been similar to that for diffuse large B-cell lymphoma. However, outcomes are poor when PTCL is treated according to strategies established for aggressive B-cell lymphomas, with early relapse, progression free survival of less than 1 year, and overall survival of less than 2 years. Even with current standard anthracycline-based chemotherapy, the 5 year survival rate is low, which presents the need for new therapies.

PTCLs are sub-classified into various subtypes, each of which are typically considered to be separate diseases based on their distinct clinical differences.  Most of these subtypes are very rare; the four most common subtypes of PTCL – peripheral T-cell lymphoma not otherwise specified (PTCL-NOS), anaplastic large-cell lymphoma (ALCL), and angioimmunoblastic T-cell lymphoma (AITL), and cutaneous T-cell lymphoma (CTCL)  – account for approximately 88% of all PTCLs in the United States.

For most subtypes of PTCL, the frontline treatment regimen is typically a combination chemotherapy, such as CHOP (cyclophosphamide, doxorubicin, vincristine, and prednisone), CHOEP (cyclophosphamide, doxorubicin, vincristine, etoposide, and prednisone), or other multi-drug regimens.  Because most patients with PTCL will relapse, some oncologists recommend giving high-dose chemotherapy followed by an autologous stem cell transplant (during which patients receive their own stem cells) to some patients who had a positive response to their initial chemotherapy. Although promising, there is no firm clinical data to support that undergoing a transplant in this setting is better than not undergoing a transplant.

Historically, patients with relapsed disease have had a dismal prognosis, with a median survival of less than 6 months. Patients with relapsed disease are usually treated with combination chemotherapy such as ICE (ifosfamide, carboplatin and etoposide) or other combination regimens, followed by stem cell transplantation. However, some regimens might not be suited for everyone because of their high toxicity levels.

The potential of additional oral agents, either as a monotherapy or in combination with other anti-cancer agents, that can be used in the general community physician’s armamentarium, may hold significant value in the treatment of patients with PTCL. Currently, COPIKTRA is being evaluated as monotherapy or in combination with romidepsin or bortezomib for the treatment of patients with PTCL.

Head and Neck Cancer

Cancers that are known collectively as head and neck cancers usually begin in the squamous cells that line the moist, mucosal surfaces inside the head and neck (for example, inside the mouth, the nose, and the throat). These squamous cell cancers are often referred to as head and neck squamous cell carcinoma (HNSCC). Head and neck cancers can also begin in the salivary glands, but salivary gland cancers are relatively uncommon. Salivary glands contain many different types of cells that can become cancerous, so there are many different types of salivary gland cancer. In the U.S, there are approximately 50,000 new cases of HNSCC and more than 10,000 deaths per year.

HNSCC represents over 90% of head and neck malignancies. Although the majority of patients present with locoregionally advanced disease, the clinical course is characterized by a high recurrence rate approaching 50%, as well as the development of distal metastases. The current standard of care for locally recurrent disease (without surgical or radiation treatment options) and/or metastatic disease in the first-line setting has been platinum-based doublet chemotherapy with cetuximab. In 2016, the FDA approved two immunotherapeutic agents, nivolumab and pembrolizumab, for the treatment of patients with R/M HNSCC refractory to platinum-based therapy. In 2019, the FDA approved pembrolizumab for the first-line treatment of patients with unresectable recurrent/metastatic (R/M) HNSCC. For frontline therapy, pembrolizumab was approved for use in combination with platinum and fluorouracil for all patients with R/M HNSCC and as a single agent for patients whose tumors express PD-L1 with a combined positive score (CPS) ≥1 as determined by an FDA-approved test.

Despite the recent approval of pembrolizumab and nivolumab, only a small subset of patients appears to derive benefit from these anti-PD-1 therapies. Although the efficacy may vary by PD-L1 expression or human papillomavirus (HPV) status as well as the number of prior therapies, typically the ORR is approximately 15% in the second-line or greater setting and somewhat higher in the first-line setting. The majority of responses in either setting are partial responses (PRs).  Thus, there remains a large unmet medical need for better therapy options in patients with R/M HNSCC. Currently, duvelisib is being evaluated in patients who are eligible for pembrolizumab monotherapy based on the current pembrolizumab prescribing information.

Ovarian Cancer

Ovarian cancer forms in tissues of the ovary, one of a pair of female reproductive glands in which the ova, or eggs, are formed.  Most ovarian cancers are either ovarian epithelial carcinoma, cancer that begins in the cells on the surface of the ovary, or malignant germ cell tumors that begin in egg cells.  According to the NCI, epithelial carcinoma of the ovary is one of the most common gynecologic malignancies, with 50% of all cases occurring in women older than 65 years. The NCI estimates that the number of new incidences of ovarian cancer was 11.4 per 100,000 women per year based on 2012-2016 cases and that the five-year relative survival rate from 2009 to 2015 for patients with ovarian cancer was approximately 48%.

Most patients are treated with a combination of surgery, chemotherapy, targeted therapy and radiation therapy.  Surgery is often comprehensive, seeking to remove as much of the tumor as possible and may include removal of the ovaries or a total hysterectomy where the uterus is also removed.  Unfortunately, available therapies are rarely curative in the treatment of ovarian cancer and many tumors become resistant to platinum-based chemotherapy, which is the primary treatment regimen.  Further treatment with conventional chemotherapy is generally palliative, not curative, as the tumor is able to metastasize and spread to other sites in the body. Currently, defactinib is being evaluated in combination with CH5126766 for the treatment of low grade serous ovarian cancer (LGSOC), and in combination with platinum and taxane for the treatment of patients with high grade serous ovarian cancer (HGSOC).

Colorectal Cancer

Colorectal cancer (CRC), also known as bowel cancer, colon cancer, or rectal cancer, is the development of cancer from the colon or rectum (parts of the large intestine). One in twenty people will be diagnosed with colorectal cancer and colorectal cancer is the second leading cause of cancer death among men and women combined in the United States. The NCI estimates that the number of new incidences of CRC was 38.6 per 100,000 men and women per year based on 2012-2016 cases and that the five-year relative survival rate from 2009 to 2015 for patients with CRC was approximately 64%. The individual likelihood of survival depends on how advanced the cancer is, whether or not all the cancer can be removed with surgery and the person's overall health.

Treatments used for colorectal cancer may include some combination of surgery, radiation therapy, chemotherapy and targeted therapy. Cancers that are confined within the wall of the colon may be curable with surgery, while cancer that has spread widely is usually not curable, with management being directed towards improving quality of life and symptoms. Currently, defactinib is being evaluated in combination with CH5126766 for the treatment of patients with RAS mutant colorectal cancer.

Non-Small Cell Lung Cancer

According to the NCI, the most common types of non-small cell lung cancer (NSCLC) are squamous cell carcinoma, large cell carcinoma, and adenocarcinoma.  Although NSCLCs are associated with cigarette smoke, adenocarcinomas may be found in patients who have never smoked.  As a class, NSCLCs are relatively insensitive to chemotherapy and radiation therapy compared with small cell lung cancer (SCLC).  Lung cancer is the leading cause of cancer-related mortality in the United States. The NCI estimates that the number of new incidences of lung cancer was 54.9 per 100,000 men and women per year based on 2012-2016 cases and that the five-year relative survival rate from 2009 to 2015 for patients with lung cancer was approximately 19%.

Patients with resectable disease may be cured by surgery or surgery followed by chemotherapy.  Local control can be achieved with radiation therapy in a large number of patients with unresectable disease, but a cure is seen only in a small number of patients.  Patients with locally advanced unresectable disease may achieve long term survival with radiation therapy combined with chemotherapy.  Patients with advanced metastatic disease may achieve improved survival and palliation of symptoms with chemotherapy, targeted agents, and other supportive measures.  The disease becomes resistant to therapy and returns in the majority of patients. Currently, defactinib is being evaluated in combination with pembrolizumab or in combination with CH5126766 for the treatment of patients with NSCLC cancer.

Pancreatic Cancer

In 2019, the NCI estimated that pancreatic cancer was the eleventh most common cancer diagnosed in the United States and that the disease represented the third leading cause of cancer-related death in the country. Pancreatic cancer often has a poor prognosis, even when diagnosed early. Pancreatic cancer typically spreads rapidly and is seldom detected in its early stages, which is a major reason why it is a leading cause of cancer death.  Signs and symptoms may not appear until pancreatic cancer is so advanced that complete surgical removal is not possible.  Pancreatic cancer is one of the few cancers where survival has not improved significantly during the past 40 years.  The NCI estimates that the number of new incidences of pancreatic cancer was 12.9 per 100,000 men and women per year based on 2012-2016 cases. Pancreatic cancer has a very high mortality rate with approximately 91% of patients dying within five years of their initial diagnosis based on the five-year relative survival rate from 2009 to 2015.  The median age for diagnosis is 70 with the disease affecting males slightly more than females.

The prognosis for pancreatic cancer is extremely poor as shown by the survival rate, which indicates the need for new treatments. Chemotherapy or chemotherapy plus radiation is offered to patients whose tumors are unable to be removed surgically.  Immuno-oncology agents have not demonstrated a significant improvement in treatment outcome for patients with pancreatic cancer.  The limited impact of chemotherapies and immunotherapies to improve the outcome may be due to the dense stroma that is prevalent in pancreatic tumors and the TME. Currently, defactinib is being evaluated in combination with pembrolizumab for the treatment of patients with pancreatic cancer.

Mesothelioma

Mesothelioma is a form of cancer that is most often caused by asbestos and affects the smooth lining of the chest, lungs, heart, and abdomen. The average life expectancy for mesothelioma patients is approximately 12 to 22 months. Mesothelioma most often forms in the pleural cavity of the chest or into the abdomen as a solid tumor that begins as a result of insult to the tissues caused by asbestos particles, which penetrate into the pleural cavity of the chest. There are four types of mesothelioma, with pleural mesothelioma accounting for approximately 75% of all mesothelioma cases.

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

The symptoms of mesothelioma gradually become more noticeable, prompting the patient to seek a medical consultation.  By this time, the progression of the disease may already be too advanced, as the tumor may have spread to the lymph nodes and/or begun to metastasize to remote organs of the body like the brain, spleen, liver or kidneys. Although significant progress has been made in the treatment of many malignancies, mesothelioma remains a therapeutic challenge, with disappointing results even when the most aggressive therapies are used. Given the lack of effective treatments, a substantial unmet need exists for improved first-line regimens and efficacious second-line treatments. Currently, defactinib is being evaluated in combination with pembrolizumab for the treatment of patients with mesothelioma.

OUR STRATEGY

COPIKTRA, defactinib, and CH5126766 seek to utilize a multi-faceted approach to treat cancer by directly targeting the cancer cells, enhancing anti-tumor immunity, and modulating the local tumor microenvironment.  Our goal is to build a leading biopharmaceutical company focused on the development and commercialization of novel drugs that use a multi-faceted approach to improving outcomes for patients with cancer.

Key elements of our strategy to achieve this goal are:

•

Continuing to support and maintain a commercial infrastructure in the United States for the marketing of COPIKTRA in approved and indicated hematologic malignancies as an oral monotherapy for patients needing additional lines of therapy following previous treatment.

•	Continuing to develop and explore combination of defactinib and CH5126766 and further define the initial registration-directed study for defactinib and CH5126766 in combination.
•

Expanding the indications in which COPIKTRA, defactinib and CH5126766 may be used. In parallel with the CLL/SLL, iNHL, PTCL, NSCLC, HNSCC, ovarian cancer, pancreatic cancer, and mesothelioma trials and studies that are currently being conducted, we plan to pursue additional disease indications to expand the potential of our product and product candidates.

•

Supporting our third party collaborators outside of the United States to successfully continue on their pathway to development milestones and regulatory approval for duvelisib in their respective territories.

•

Advancing our product candidates through clinical development. In addition to ongoing clinical trials evaluating duvelisib and CH5126766 as single agents, clinical studies are currently ongoing to evaluate duvelisib, defactinib and CH5126766 in combinations with other agents in several hematologic and solid tumor indications.

•

Collaborating selectively to augment and accelerate translational research, development and commercialization.  We may seek third‑party collaborators for the development and eventual commercialization of our product candidates.  In particular, we may enter into third‑party arrangements for target oncology indications in which our potential collaborator has particular expertise or for which we need access to additional research, development, or commercialization resources.  Additionally, we may continue to seek third-party collaborations outside of the United States to continue to maximize the benefits of our product and product candidate to patients around the world.

•

Considering the acquisition or in-licensing of rights to additional agents. We may pursue the acquisition or in-license of rights to additional agents from third parties that may supplement our internal programs and allow us to initiate clinical development of a diverse pipeline of agents more quickly.

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

OUR PRODUCT AND PRODUCT CANDIDATE

Our pipeline product and product candidates currently consist of COPIKTRA, which is now commercially available in the United States, having been approved by the FDA for the treatment of certain hematologic malignancies in September 2018, defactinib and CH5126766, which continue to be evaluated in the clinic for the treatment of a variety of cancer types.

COPIKTRA (duvelisib)

Our lead product, COPIKTRA (duvelisib), is the first approved oral, dual inhibitor of PI3K-delta and PI3K-gamma.  COPIKTRA received approval from the FDA on September 24, 2018 for the treatment of adult patients with relapsed or refractory CLL/SLL after at least two prior therapies and relapsed or refractory FL, after at least two prior systemic therapies. The indication in FL is approved under accelerated approval based on overall response rate and continued approval for this indication may be contingent upon verification and description of clinical benefits in confirmatory trials.

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

The approval of COPIKTRA by the FDA was based on results obtained from two FDA clinical studies – DUO® and DYNAMO®.  The DUO study is a Phase 3, monotherapy, open-label, two-arm, randomized, superiority trial designed to evaluate the efficacy and safety of duvelisib at 25 mg BID compared to ofatumumab, a monoclonal antibody treatment, administered to patients who have been diagnosed with CLL/SLL and whose disease is relapsed or refractory.  A total of 319 patients were included in the study, of which 160 patients were treated with COPIKTRA and 159 patients were treated with ofatumumab.  Patients in DUO that continue to derive benefit remain on treatment.  DUO enrollment criteria included patients with CLL/SLL, whose disease had progressed during or relapsed after at least one previous CLL/SLL therapy.  The primary endpoint of the study was Progression-Free Survival (PFS).  The FDA and European Medicines Agency (EMA) granted orphan drug designation to duvelisib for the treatment of CLL/SLL.

The DYNAMO study is a Phase 2, open-label, single-arm monotherapy study evaluating the safety and efficacy of duvelisib dosed at 25 mg BID in 129 patients with iNHL.  Patients in DYNAMO that continue to derive a benefit remain on treatment.  DYNAMO enrollment criteria included patients with FL, the most common subtype of iNHL, marginal zone lymphoma (MZL) and SLL, whose disease is double-refractory to rituximab, an anti-CD20 monoclonal antibody, and to either chemotherapy or radioimmunotherapy and who must have progressed within six months of receiving their final dose of a previous therapy.  The primary endpoint of the study was an overall response rate (ORR) as assessed by an independent review committee (IRC) and according to the revised International Working Group (IWG) Criteria, which includes a change in target nodal lesions in combination with other measurements to determine response to treatment.  The FDA and EMA granted orphan drug designation to duvelisib for the treatment of FL.

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

Kaplan-Meier Curve of PFS per IRC In Patients with at Least 2 Prior Therapies (DUO)

Overall Response Rate (ORR) per IRC (DUO)

Lymph Node Response Rate (LNRR) per IRC (DUO)

The primary data in support of the accelerated approval in FL by the FDA in the United States was derived from updated results for the subset of follicular lymphoma patients in the DYNAMO study.  This subset of data was comprised of a pre-treated double refractory patient population with a median of 3 prior lines of therapy.  In this patient population, treatment with COPIKTRA resulted in a 42% overall response rate, with a 95% confidence interval between 31% and 54%, and a maximum duration of response up to nearly 3 and a half years as of the last data cut-off.  Based on this data, and an unmet need for additional therapy options in FL, COPIKTRA is now indicated for the treatment of U.S. patients with relapsed or refractory FL after at least two prior systemic therapies.

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

+ Denotes censored observation

The safety data in support of the COPIKTRA label comes from a pooled safety analysis conducted in 442 patients treated with COPIKTRA at the recommended starting dose of 25 mg BID.  The results of this analysis include all patients from the DUO and DYNAMO studies.

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

Phase 1/2 Study Investigating Duvelisib and Venetoclax in Patients with Relapsed or Refractory CLL/SLL

The Phase 1/2 Investigator-sponsored study, with Matthew S. Davids, MD, Associate Director, Center for Chronic Lymphocytic Leukemia at Dana-Farber Cancer Institute, as Principal Investigator for the trial, is exploring duvelisib in combination with venetoclax in relapsed or refractory CLL/SLL.  In the study, 12 patients were enrolled and received oral duvelisib and oral venetoclax. The primary endpoints of the study are dose limiting toxicities, maximum tolerated dose and identification of the recommended Phase 2 dose. Secondary endpoints include pharmacokinetics and preliminary efficacy. Duvelisib plus venetoclax demonstrated promising clinical activity, and a manageable tolerability profile, and a recommended Phase 2 dose of 400 mg of venetoclax was determined for this regimen.

Among the 12 evaluable patients, 11 achieved a response for an ORR of 92%, including four (33%) complete responses and seven (58%) partial responses. Four patients had undetectable minimum residual disease in the peripheral blood and bone marrow, including two patients with a complete response. The most common Grade 1 and 2 adverse events were fatigue (92%), hyperglycemia (83%), anemia (67%), and thrombocytopenia (67%). The most common Grade ≥3 adverse events were neutropenia (84%), hypocalcemia (50%), and hypophosphatemia (25%). No dose limiting toxicities were observed, and the recommended phase 2 dose of venetoclax was identified as 400mg once daily when given with standard dose duvelisib 25mg twice daily. This study is now in a Phase 2 portion in CLL/SLL and Richter’s Syndrome and is currently accruing new patients.

DUVELISIB TREATMENT IN T-CELL LYMPHOMA

In a Phase 1 study published in Blood in February 2018, the ORR in patients with PTCL treated with duvelisib monotherapy (n=16) was 50%, including three complete responses and five partial responses.  Responses were seen across the spectrum of PTCL subtypes, including compete responses and partial responses in patients with enteropathy-associated T-cell lymphoma (EATL), AITL, subcutaneous panniculitis-like T-cell lymphoma (SPTCL), and anaplastic large-cell lymphoma (ALCL), among others. DOR in the PTCL population ranged from 1.8 to 17.3 months with median PFS of 8.3 months and median overall survival of 8.4 months.  In cutaneous T-cell lymphoma (CTCL) (n=19), the ORR was 32%, with six partial responses.  DOR ranged from 0.7 to 10.1 months and median PFS was 4.5 months.  Median overall survival was not reached; however, the estimated probability of survival was determined to be 90% at 6 months, 79% at 12 and 18 months, and 73% at 24 months.  Duvelisib monotherapy demonstrated a manageable safety profile, with results from this study consistent with the well-characterized safety profile of duvelisib monotherapy in patients with hematologic malignancies in other studies.  These clinical results were supported by preclinical findings showing that duvelisib exhibited cell-killing activity in vivo and promoted beneficial changes within the tumor microenvironment. During the first quarter of 2018, an open-label, multicenter, Phase 2 clinical trial (PRIMO) evaluating the efficacy and safety of duvelisib in patients with relapsed or refractory PTCL was initiated.

PRIMO STUDY

The PRIMO study is a multi-center, open-label, registration-directed Phase 2 study evaluating duvelisib in patients with relapsed or refractory PTCL that is expected to enroll approximately 120 patients. In the dose optimization portion of the study, patients were randomized to receive duvelisib 25mg twice daily with an option for dose escalation (cohort 1) or duvelisib 75mg twice daily continuously (cohort 2) until disease progression or unacceptable toxicity. The primary endpoint of the study was investigator-assessed overall response rate (ORR), and secondary endpoints included DOR and safety.

Preliminary results from the Dose Optimization portion the PRIMO study were presented at the 2019 Annual Meeting of the American Society for Hematology conference (ASH 2019). A total of 33 patients (cohort 1, n=20; cohort 2, n=13) were treated in the dose optimization/dose selection phase. Investigator-assessed ORRs were 35% in cohort 1 and 54% in cohort 2, with a complete response rate of 25% and 31% in cohort 1 and cohort 2, respectively. ORR, as assessed by blinded independent central review was 40% in cohort 1 and 62% in cohort 2. Thirteen of 20 patients in cohort 1 and all patients in cohort 2 were able to complete one cycle of therapy. Seven patients in cohort 1 discontinued therapy early due to disease progression and/or toxicity. Most responses were observed at the end of cycle 1 (cycle=28 days). At a median follow-up of 21.4 weeks, the majority of responders were still in response at the time of their last assessment. The most common (≥ 4 patients) Grade ≥3 adverse events in all patients receiving duvelisib were neutropenia, thrombocytopenia, diarrhea, rash/maculopapular, lymphocytopenia, pneumonia and sepsis. Serious adverse events occurring in ≥ 2 patients were colitis, diarrhea, abdominal pain, pyrexia, sepsis, pneumonia, hyponatremia, rash/maculopapular, dyspnea, and respiratory failure.

Based on these efficacy and safety data, the investigators have elected to investigate duvelisib starting at 75mg twice daily for two cycles, followed by 25mg twice daily, during the dose expansion portion of the study which is currently ongoing. The expansion portion of the study is being conducted in the United States, Europe, and Japan.

During 2017, the FDA granted Fast Track designation for the treatment of patients with PTCL, who have received at least one prior therapy. In addition, the FDA granted duvelisib orphan drug designation for the treatment of T-cell lymphoma.

DEFACTINIB and CH5126766

Defactinib is an orally available small molecule kinase inhibitor designed to inhibit FAK signaling. Defactinib is being evaluated as a potential therapy for ovarian cancer, pancreatic cancer, mesothelioma, NSCLC, colorectal cancer, and other solid tumors.  Defactinib has orphan drug designation in ovarian cancer and mesothelioma in the United States,  European Union, and Australia.

CH5126766 is an orally available unique small molecule RAF/MEK inhibitor. Standard MEK inhibitors (e.g. trametinib) paradoxically induce MEK phosphorylation (pMEK) by relieving ERK-dependent feedback inhibition of RAF which may limit their efficacy. By inhibiting RAF phosphorylation of MEK, CH5126766 has the advantage of not inducing pMEK. This unique mechanism of CH5126766 enables more effective inhibition of ERK signaling and may confer enhanced therapeutic activity against ERK-dependent, RAS or BRAF mutant tumors. CH5126766 has been studied in over 150 patients and has shown a manageable safety profile to date. Initial signs of activity have been observed in clinical studies as a monotherapy in KRAS mutant, NSCLC, endometrial and ovarian cancers, in BRAF mutant ovarian cancer, and in RAS mutant multiple myeloma.

Defactinib and CH5126766 have each shown independent clinical activity against RAS mutant cancers.

Phase I study (FRAME) of defactinib in combination with a dual RAF/MEK inhibitor (CH5126766) in patients with advanced solid tumors.

Defactinib has shown a high level of synergy in combination with CH5126766 in preclinical models.

A dose escalation/dose expansion study is underway to evaluate the combination of defactinib and CH5126766 in patients with advanced solid tumors, including ovarian cancer, NSCLC, and colorectal cancer.  The study was initiated in 2017 and has a planned enrollment of approximately 80 patients. This is a multi-center study sponsored by The Institute of Cancer Research (UK) under the direction of the chief investigator Professor Udai Banerji. There are two parts to this study: the dose escalation phase and the expansion phase. During the dose escalation phase, the recommended Phase 2 dose has been determined and expansion cohorts are underway. Defactinib is generally well tolerated, and has a non-overlapping safety profile relative to CH5126766 and a manageable all-oral combination regimen has been defined. Initial clinical data with the combination are promising for both objective response rate and durability. We intend to explore the breadth of this combination against KRAS mutant cancers and we expect the clinical results will be reported in 2020.

FAK inhibition effects on the tumor microenvironment

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

Pancreatic cancer, along with other tumors such as ovarian cancer and prostate cancer, are tumor types in which immunotherapeutics have achieved limited clinical benefit, possibly due to the dense desmoplastic stroma and the abundance of immunosuppressive cells.  Preclinical research has demonstrated that high stromal density prevents anti-cancer agents and T-cells from entering pancreatic tumors thereby limiting efficacy.  In preclinical research conducted by us and others, FAK inhibition was shown to reduce stromal density and allow cytotoxic T-cells to better penetrate the tumor and kill the cancer cells.  Collectively, these data provide strong rationale for combining our FAK inhibitor with checkpoint inhibitors in the clinic for pancreatic and other solid tumors.

Phase 1/2 study with Cancer Research United Kingdom (CRUK) and Merck & Co. to evaluate combination therapy with pembrolizumab.

In September 2016, we announced a clinical collaboration with CRUK and Merck & Co. to evaluate defactinib in combination with pembrolizumab, a PD-1 inhibitor, in patients with NSCLC, mesothelioma, or pancreatic cancer.

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

Patents

Our patent portfolio includes issued and pending applications worldwide.  These patent applications fall into four categories: (1) PI3K inhibition program; (2) FAK inhibition program; (3) RAF/MEK inhibition program and (4) other programs.

PI3K inhibition program

As previously discussed, we are currently marketing and continuing to develop the PI3K inhibitor COPIKTRA (duvelisib).

We have exclusively licensed a portfolio of patent applications owned by Intellikine LLC and Infinity Pharmaceuticals, Inc. (Infinity), which are directed to PI3K inhibitor compounds and methods of their use, for example, in cancer.  Certain patent families are related to duvelisib.  These patent families include issued patents having claims covering duvelisib generically and specifically.  Also included are issued patents covering certain polymorphs of duvelisib.  Exemplary patents covering duvelisib, pharmaceutical compositions comprising duvelisib, methods of use, polymorphs, and methods of manufacture include US 8,193,182; US 8,785,456, and US 9,216,982.  These U.S. patents have issued and will expire between 2029 and 2032.  We have applied for patent term extension for US 8,193,182, which, if granted, will extend the term of the portion covering duvelisib to 2033.  Related issued and pending worldwide patents and patent applications with claims to duvelisib, pharmaceutical compounds, methods of use, polymorphs, and methods of manufacture are pending in about 40 countries.  Additional patent applications related to certain methods of use and combination therapies, if issued, would expire between 2029 and 2036.

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

In addition to the issued and pending patent applications exclusively licensed from Pfizer, we own three patent families covering defactinib.  One family is directed to compositions (e.g., oral dosage forms) of defactinib and certain methods of use.  Any U.S. patents that will issue in this family will have a statutory expiration date in January of 2035.  The other two families are directed to methods of using a FAK inhibitor in combination with another agent, such as defactinib in combination with a MEK inhibitor for treating a patient or defactinib in combination with an immunotherapeutic agent.  Any U.S. patents that will issue in these families will have a statutory expiration date in February of 2035 and June of 2036

Our licensed portfolio of patent applications from Pfizer also includes four families of patent applications directed to VS‑6062 and related methods of use.  The patent families include issued and pending patent applications having claims directed to VS‑6062, methods of manufacture, and pharmaceutical salts.  Patents have issued in these families in the U.S. that will expire in December of 2023, April of 2025, and November of 2028, respectively.  Related cases have been granted worldwide, including for example in Australia, Canada, China, Japan, and Europe.

RAF/MEK inhibition program

We have exclusively licensed a portfolio of three patent families owned by Chugai Pharmaceutical Co., Ltd. (Chugai).  The first patent family has claims directed to the composition of matter of CH5126766, and includes granted patents in the United States, Australia, Canada, China, Europe and Japan, that are expected to expire in February 2027.  The second patent family has one pending international application with claims directed to a dosing protocol of CH5126766.  Any patent application claiming priority to or the benefit of this international patent application, if issued, would be expected to expire in May 2038.  The third patent family has claims directed to method of making CH5126766 and includes granted patents in Europe, Japan, and the United States that are expected to expire in September 2032.

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

Pursuant to the license agreement, we are obligated to pay Infinity royalties on worldwide net sales of any products in an oncology indication containing duvelisib ranging from the mid-single digits to the high single digits. The royalties will expire on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable product in the country of manufacture of such product, (iii) the expiration of non-patent regulatory exclusivity in such country and (iv) ten years following the first commercial sale of a product in a country, provided that if royalties on net sales for a product in the United States are payable solely on the basis of non-patent regulatory exclusivity, the applicable royalty on net sales for such product in the United States will be reduced by 50%.  The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

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

On March 5, 2019, Infinity and Healthcare Royalty Partners III, L.P. (HCR) entered into a purchase and sale agreement, in which HCR paid Infinity a $30.0 million upfront payment and is entitled to receive up to $20.0 million in potential milestone payments from Infinity. In exchange HCR has received the right to receive the royalties due to Infinity from us under the license agreement. As a result, we now pay royalties previously due to Infinity to HCR. We will continue to pay Infinity for the royalties due to MICL and Purdue described above.

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

Sanofi

On July 25, 2019, we entered into a license and collaboration agreement with Sanofi (the Sanofi Agreement), under which we granted exclusive rights to Sanofi to develop and commercialize products containing duvelisib in Russia, the Commonwealth of Independent States (CIS), Turkey, the Middle East and Africa (collectively the “Sanofi Territory”) for the treatment, prevention, palliation or diagnosis of any oncology indication in humans or animals.

Under the terms of the Sanofi Agreement, Sanofi received the exclusive right to develop and commercialize products containing duvelisib in the Sanofi Territory under mutually agreed upon development and commercialization plans at Sanofi’s own cost and expense. In addition, Sanofi received certain limited manufacturing rights in the event the Company is unable to manufacture or supply sufficient quantities of duvelisib or products containing duvelisib to Sanofi during the term of the Sanofi Agreement. We retained all rights to duvelisib outside the Sanofi Territory, except for those territories previously and exclusively licensed to other parties.

Sanofi paid us an upfront, non-refundable payment of $5.0 million in August 2019. We are also entitled to receive aggregate payments of up to $42.0 million if certain regulatory and commercial milestones are successfully achieved. Sanofi is obligated to pay us double-digit royalties on net sales of products containing duvelisib in the Sanofi Territory, subject to reduction in certain circumstances. Sanofi and we have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.

Unless earlier terminated by either party, the Sanofi Agreement will expire upon the fulfillment of Sanofi’s royalty obligations to us for the sale of any products containing duvelisib in the Sanofi Territory, which royalty obligations expire, on a product-by-product and country-by-country basis, upon the last to occur, in each specific country, of (a) expiration of valid patent claims covering such product, (b) expiration of regulatory exclusivity for such product or (c) 10 years from the first commercial sale of such product in such country. Sanofi may terminate the Sanofi Agreement on a product-by-product basis or on a country-by country basis at any time with 180 days’ written notice. Either party may terminate the Sanofi Agreement in its entirety with 60 days’ written notice for the other party’s material breach if such party fails to cure the breach. Subject to certain limitations, we may terminate the Sanofi Agreement immediately if Sanofi challenges any patent covering a product or compound licensed by the Company to Sanofi under the Sanofi Agreement. We also have the right to terminate Sanofi’s rights to products containing duvelisib in any specific country if Sanofi fails to use certain efforts to develop and commercialize products containing duvelisib in such country. Either party may terminate the Sanofi Agreement in its entirety upon certain insolvency events involving the other party.

Pfizer Inc.

On July 11, 2012, we entered into a license agreement (the Pfizer Agreement) with Pfizer under which Pfizer granted us worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer’s inhibitors of FAK, including defactinib, for all therapeutic, diagnostic and prophylactic uses in humans.  We have the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions.  We are solely responsible, at our own expense, for the clinical development of these products, which is to be conducted in accordance with an agreed‑upon development plan.  We are also responsible for all manufacturing and commercialization activities at our own expense.  Pfizer provided us with an initial quantity of clinical supplies of one of the products for an agreed upon price.

Upon entering into the Pfizer Agreement, we made a one‑time cash payment to Pfizer in the amount of $1.5 million and issued 192,012 shares of our common stock.  Pfizer is also eligible to receive up to $2.0 million in developmental milestones and up to an additional $125.0 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid-double-digit royalties on future net sales of the products.  Our royalty obligations with respect to each product in each country begin on the date of first commercial sale of the product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to us that covers the product in that country.

The Pfizer Agreement will remain in effect until the expiration of all our royalty obligations to Pfizer, determined on a product‑by‑product and country‑by‑country basis.  So long as we are not in breach of the Pfizer Agreement, we have the right to terminate the license agreement at will on a product‑by‑product and country‑by‑country basis, or in its entirety, upon 90 days written notice to Pfizer. Either party has the right to terminate the Pfizer Agreement in connection with an insolvency event involving the other party or a material breach of the Pfizer Agreement by the other party that remains uncured for a specified period of time.  If the Pfizer Agreement is terminated by either party for any reason, worldwide rights to the research, development, manufacture and commercialization of the products revert back to Pfizer.

Chugai Pharmaceutical Co., Ltd. (Chugai)

On January 7, 2020, we entered into a license agreement with Chugai (the Chugai Agreement)  ) whereby Chugai granted us an exclusive worldwide license for the development, commercialization and manufacture of products containing CH5126766, a dual RAF/MEK inhibitor.

Under the terms of the Chugai Agreement, we received an exclusive right to develop and commercialize products containing CH5126766 at our own cost and expense. We are required to pay Chugai a non-refundable payment of $3.0 million which was paid in February 2020. We are further obligated to pay Chugai double-digit royalties on net sales of products containing CH5126766, subject to reduction in certain circumstances. Chugai also obtained opt back rights to develop and commercialize CH5126766 (a) in the European Union, which option may be exercised through the date we submit a NDA to the FDA for a product which contains CH5126766 as the sole active pharmaceutical ingredient and (b) in Japan and Taiwan, which option may be exercised through the date we receive marketing authorization from the FDA for a product which contains CH5126766 as the sole active pharmaceutical ingredient. As consideration for executing either option, Chugai would have to make a payment to us calculated on the Company’s development costs to date. Chugai and we have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.

Unless earlier terminated, the Chugai Agreement will expire upon the fulfillment of our royalty obligations to Chugai for the sale of any products containing the CH5126766, which royalty obligations expire on a product-by-product and country-by-country basis, upon the last to occur, in each specific country, of (a) expiration of valid patent claims covering such product or (b) 12 years from the first commercial sale of such product in such country.

We may terminate the Chugai Agreement upon 180 days’ written notice. Subject to certain limitations, Chugai may terminate the Chugai Agreement upon written notice if we challenge any patent licensed by Chugai to us under the Chugai Agreement. Either party may terminate the license agreement in its entirety with 120 days’ written notice for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the Chugai Agreement in its entirety upon certain insolvency events involving the other party.

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

The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, side effects, convenience, price, the level of generic competition and the availability of reimbursement from government and other third‑party payors.

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

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy, immunotherapy, and targeted drug therapy.  There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy.  To the extent our product candidates are ultimately used in combination with or as an adjunct to existing drug or other therapies, our product candidates will not be competitive with them.  Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis.  Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third‑party payors.  In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients.  As a result, the level of morbidity and mortality from cancer remains high.

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

PI3K inhibition program

We believe that the following companies, among others, have developed or are in the clinical stage of development of compounds targeting the PI3K signaling pathway:

•	Gilead Sciences, Inc., which has received approval from the FDA of idelalisib for the treatment of patients with CLL, SLL, or FL;
•	Bayer AG, which has received approval from the FDA of copanlisib for the treatment of patients with relapsed FL and which we believe has ongoing Phase 1/2 and Phase 3 trials of copanlisib;
•	AstraZeneca, which we believe is conducting Phase 1 and Phase 2 clinical trials of ACP-319;
•	TG Therapeutics, Inc., which we believe is conducting multiple clinical trials of umbralisib;
•	Incyte Corporation, which we believe is conducting a Phase 1 and 2 clinical trials of parsaclisib;
•	MEI Pharma, which we believe is conducting Phase 1b and Phase 2 clinical trials of ME-401;
•	Rhizen Pharmaceuticals, which we believe is conducting Phase 1 and Phase 2 clinical trials for tenalisib;
•	Hutchison MediPharma, which we believe is conducting Phase 1 and Phase 2 clinical trials for HMPL-689; and
•	Shanghai Yingli Pharmaceutical Co., which we believe is conducting Phase 1 and Phase 2 clinical trials for linperlisib.

In addition, many companies are developing product candidates directed to disease targets such as Bruton’s Tyrosine Kinase (BTK), B-cell lymphoma 2 (BCL-2), B-lymphocyte antigen CD-19, programmed death 1/ligand 1 (PD-1/PD-L1), Enhancer of Zeste Homolog 2 (EZH2), Cluster of Differentiation 79B antibody-drug conjugate (CD79B ADC), anti-CD-47, CD20xCD3 bi-specific antibodies, Janus Kinase (JAK), and pleiotropic pathways in the fields of hematology-oncology, including in the specific diseases for which we are currently developing duvelisib, or for which we may develop duvelisib or other drug candidates in the future. Such companies include:

•

Pharmacyclics LLC, a wholly-owned subsidiary of AbbVie, through its collaboration with Janssen Biotech, which has received approval from the FDA of ibrutinib, a BTK inhibitor, for the treatment of patients with mantle cell lymphoma (MCL), CLL, MZL, SLL, and Waldenström’s macroglobulinemia, and is conducting multiple late stage clinical studies of ibrutinib in additional hematologic malignancies;

•

AbbVie, through its collaboration with Roche, which has received approval from the FDA of venetoclax, a BCL-2 inhibitor, for the treatment of patients with CLL, and is conducting multiple late stage clinical studies of venetoclax in additional hematologic malignancies;

•

Celgene Corporation (a BMS company), which has received FDA approval of lenalidomide, an immunomodulator, for the treatment of patients with multiple myeloma, MCL, and myelodyplastic syndromes, and is conducting late stage clinical studies of lenalidomide in additional hematologic malignancies; we also believe that Celgene is conducting a Phase 1 clinical trial of CC-292, a BTK inhibitor, in patients with CLL;

•	AstraZeneca, which we believe is conducting a Phase 3 clinical trial of acalabrutinib (ACP-196), a BTK inhibitor, in patients with CLL;
•	Beigene, which we believe is conducting Phase 3 trials of zanubrutinib, a BTK inhibitor, in patients with CLL;

•	Epizyme, which has submitted a NDA for tazemetostat (EZH2i) for the treatment of patients with FL; and
•	Bristol Myers Squibb, which we believe is conducting Phase 1 and Phase 2 trials of liso-cel (CD-19 CAR T).

FAK and RAF/MEK inhibition programs

FAK inhibition program

There are other companies working to develop therapies to treat cancer including some who also target the tumor microenvironment. These companies include divisions of large pharmaceutical companies including Astellas Pharma Inc., Celgene Corporation, Sanofi‑Aventis U.S. LLC, GlaxoSmithKline plc, Boehringer Ingelheim GmbH, Pfizer Inc. and others.

RAF/MEK inhibition program

There are other companies with approved RAF and/or MEK inhibitors with FDA approval in the market. Such companies include:

•

Novartis AG, which has received FDA approval for dabrafenib, a RAF inhibitor, in combination with trametinib, a MEK inhibitor, for treatment of patients with unresectable or metastatic melanoma with BRAF V600E or V600K mutations, adjuvant treatment for melanoma with BRAF V600E or V600K mutations and involvement of lymph nodes following complete resection, metastatic NSCLC with BRAF V600E or V600K mutations and locally advanced or metastatic anaplastic thyroid cancer with BRAF V600E mutation;

•

Pfizer, through its acquisition of Array BioPharma, Inc, has received FDA approval for encorafenib, a RAF inhibitor, in combination with binimetinib, a  MEK inhibitor, for treatment of patients with unresectable or metastatic melanoma with a BRAF V600E or V600K mutation; and

•

Genentech, Inc. a member of the Roche Company, which has received FDA approval for vemurafenib, a RAF inhibitor, in combination with cobimetinib, a MEK inhibitor, to treat patients with unresectable or metastatic melanoma with a BRAF V600E or V600K mutation.

FAK and RAF/MEK Combination

There are other companies working to develop therapies against KRAS-mutant cancers. We believe the following companies have ongoing phase 2 trials for treatment of patients with KRAS-mutant cancers: Amgen, Inc. (AMG-510) Mirati Therapeutics, Inc. (MTRX-849), Eli Lily and Company (LY-3499446), and Silenseed LTD (siG12D LODER).

MANUFACTURING

We contract with third parties for the manufacture of COPIKTRA for commercial and clinical use and for the manufacture of our product candidates for preclinical studies and clinical trials, and we intend to continue to do so in the future.    We currently work with two contract manufacturing organizations (CMO) for the production of duvelisib raw materials, one CMO for the production of duvelisib drug substance, one CMO for the production of duvelisib drug product, and one CMO for the final commercial and clinical packaging. We have long-term supply agreements in place with each of these CMOs.  We are currently evaluating a second source supplier program for the production of duvelisib drug substance and drug product. For defactinib, we have one CMO for the manufacture of drug product, one CMO for the production of drug substance, and one CMO for drug packaging.  We obtain drug substance, drug product and packaging services from these manufacturers on a purchase order basis.  We may elect to pursue relationships with other CMOs for manufacturing clinical supplies for later-stage clinical trials and for commercialization.  We do not own or operate, and currently have no plans to establish, any manufacturing facilities.  We have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our CMOs.

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

COMMERCIAL STRATEGY

We intend to develop and commercialize our drugs in the U.S., Canada and the European Union alone or with partners, and expect to rely on partners to develop and commercialize our drugs in other territories throughout the world.   On September 24, 2018, our first commercial product, COPIKTRA, was approved by the FDA for the treatment of patients with hematologic cancers including relapsed and refractory CLL/SLL and FL.  We sell COPIKTRA to a limited number of specialty pharmacies and specialty distributors in the United States.  These customers subsequently resell COPIKTRA either directly to patients, or to community hospitals or oncology clinics with in-office dispensaries who in turn distribute COPIKTRA to patients.  In the U.S., our sales team promotes our commercial product for its approved indications through direct field contact with physicians, hospitals, clinics and other healthcare providers.

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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications.  Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently scheduled to exceed $2.9 million, and the sponsor of an approved NDA is also subject to annual program fees, based on the number of approved products. These fees are typically adjusted annually.  User fee statutory authority expires every five years.  The Prescription Drug User Fee Act was re-authorized for an additional five years in 2017 until 2022.  Fee waivers are available in certain circumstances, including a waiver of the application fee for an orphan drug application.

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

Fast track designation

The FDA is required to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life‑threatening condition for which there is no effective treatment, and which demonstrate the potential to address unmet medical needs for the condition.  Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate.  The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor’s request.

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

Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products.  The laws and regulations generally limit financial interactions between manufacturers and healthcare providers; and require manufacturers to adopt compliance programs that incorporate certain standards and/or require disclosure to the government and public of such interactions.  Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation.  Given the lack of clarity in laws and their implementation, any future activities could be subject to challenge.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals.  We may also need to provide discounts to purchasers, private health plans or government healthcare programs.  Our product candidates may not be considered medically necessary or cost‑effective.  A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.  Third‑party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the drug product, or will provide coverage at an adequate reimbursement rate.

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

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities.  Oral drugs may be covered under Medicare Part D.  Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician).  Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time.  The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts.  Since 2011, under the Medicare Coverage Gap Discount Program, manufacturers with marketed brand name drugs have been required to provide a 50% discount the negotiated price for on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits, and, beginning in 2019, that discount increased to 70%.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort.  Third‑party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy.  If these third‑party payors do not consider our products to be cost‑effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.  The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government‑paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.  Adoption of such controls and measures, and tightening of existing controls and measures, could limit payments for pharmaceuticals such as COPIKTRA and the drug candidates that we are developing and could adversely affect our net revenue and results.

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

New legislation and regulations

From time to time, legislation is drafted, introduced and passed in the United States Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of pharmaceutical products.  For example, in December 2016, Congress enacted and President Obama signed into law the 21st Century Cures Act that amends a number of sections of the FDCA.  In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products.  It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations changed or what the effect of such changes, if any, may be.

In the United States, federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, healthcare, which include initiatives to reduce the cost of healthcare.  For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Healthcare Reform Act, which expanded healthcare coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs as well as the imposition of annual fees on manufacturers of branded pharmaceuticals.  Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act.  For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain mandated health insurance coverage beginning in 2019.

 The Healthcare Reform Act has also been subject to judicial challenge.  In December 2018, a federal district court, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. Pending resolution of the litigation, which could take some time, the Healthcare Reform Act is still operational in all respects. In December 2019, a federal appeals court agreed that the individual mandate provision was unconstitutional but remanded the case back to the district court to assess more carefully whether any provisions of the Healthcare Reform Act were severable and could survive.  In March, the Supreme Court agreed to hear the case. There have also been efforts by government officials or legislators to implement measures to regulate drug pricing or payment for pharmaceutical products, including legislation on drug importation.  Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals.  There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices.    Specifically, at the federal level, for example, in May 2018, President Trump and the Secretary of the Department of Health and Human Services released a “blueprint” to lower prescription drug prices and out-of-pocket costs.  Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry. As another example, legislation passed in 2019 revised how certain prices reported by manufacturers under the Medicaid Drug Rebate Program are calculated, a revision that is reported to potentially increase rebates paid by manufacturers by approximately $3 billion over the next ten years.

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

EMPLOYEES

As of December 31, 2019, we had 135 full‑time equivalent employees, including a total of 13 employees with M.D. or Ph.D. degrees, and 6 part-time employees. Of the full‑time employees, 36 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

BUSINESS—EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers as of February 29, 2020.

Name	Age	Position
Brian Stuglik	60	Chief Executive Officer
Daniel Paterson	58	President, Chief Operating Officer
Robert Gagnon	45	Chief Business and Financial Officer

Brian Stuglik, age 60, has served as our Chief Executive Officer since July 2019 and as a member of our Board of Directors since September 2017. Mr. Stuglik founded Proventus Health Solutions in January 2016 and has over three decades of experience in U.S. and international pharmaceutical development, product strategy, and commercialization. Prior to founding Proventus Health Solutions, Mr. Stuglik served as the Vice President and Chief Marketing Officer for the oncology division of Eli Lilly and Company, from 2009 to December 2015. Mr. Stuglik received a Bachelor of Science in Pharmacy from Purdue University and holds memberships in the American Society of Clinical Oncology, the American Association of Cancer Research, and the International Association for the Study of Lung Cancer.

Daniel Paterson, age 58, has served as our President since June 2019 in addition to serving as our Chief Operating Officer since December 2014,  our Chief Business Officer from July 2013 to December 2014 and as our Vice President, Head of Corporate Development and Diagnostics from March 2012 until July 2013. Prior to joining us in March 2012, Mr. Paterson was a consultant in 2011. From 2009 through 2010, Mr. Paterson was the Chief Operating Officer of On-Q-ity. Mr. Paterson was the President and Chief Executive Officer of The DNA Repair Company from 2006 until 2009, when it was acquired by On-Q-ity. Previously, he held senior level positions at IMS Health, CareTools, OnCare, and Axion.  Mr. Paterson holds a B.A. in Biology from Boston University, and attended the Northeastern University Graduate Pharmacology program.

Robert Gagnon, age 45, joined Verastem as Chief Financial Officer in August 2018. Prior to joining us, Mr. Gagnon served as the Chief Financial Officer for Harvard Bioscience, Inc. from November 2013 to August 2018.  From 2012 through 2013, Mr. Gagnon served as the Executive Vice President, Chief Financial Officer and Treasurer at Clean Harbors, Inc.  Mr. Gagnon’s prior experience includes serving as Chief Accounting Officer and Controller at Biogen Idec, Inc., as well as a variety of senior positions at Deloitte & Touche, LLP, and PriceWaterhouseCoopers, LLP. Mr. Gagnon holds an M.B.A from the MIT Sloan School of Management and a Bachelor of Arts degree in accounting from Bentley College.

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

ITEM 1A.  Risk Factors.

Risks Related to the Development of Our Product Candidates and Commercialization of COPIKTRA.

We may not be successful in obtaining necessary rights to compounds and product candidates for our development pipeline through acquisitions and in-licenses.

We may seek to acquire new compounds and product candidates from other pharmaceutical and biotechnology companies, academic scientists and other researchers, such as our exclusive in-license from Infinity Pharmaceuticals, Inc. (Infinity), Pfizer, Inc. (Pfizer) and Chugai Pharmaceutical Co., Ltd (Chugai) to research, develop, commercialize, and manufacture products in oncology indications containing duvelisib, defactinib, and CH5126766, respectively. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We also may be unable to license or acquire the relevant compound or product candidate on terms that would allow us to make an appropriate return on our investment. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including manufacturing, pre-clinical testing, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development.

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

Research on the use of small molecules to inhibit PI3K, FAK and RAF/MEK signaling pathways and disrupt the tumor microenvironment is an emerging field and, consequently, there is still uncertainty about whether COPIKTRA, defactinib and CH5126766 are effective in improving outcomes for patients with cancer.

Any products that we develop may not effectively target cancer cells, enhance anti-tumor immunity, or modulate the local tumor microenvironment. While we are currently commercializing COPIKTRA and conducting clinical trials for other product candidates that we believe will attack cancer cells through the inhibition of the PI3K, FAK or RAF/MEK signaling pathways and potentially disrupt the tumor microenvironment, we may not ultimately be successful in demonstrating their efficacy, alone or in combination with other treatments.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to COPIKTRA and our other product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing COPIKTRA and our product candidates, including Gilead Sciences, Inc., Abbvie, Pharmacyclics LLC, Celgene Corporation, Astellas Pharma Inc., GlaxoSmithKline plc, Boehringer Ingelheim GmbH and others. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We are seeking regulatory approval for COPIKTRA and intend to seek regulatory approval for our product candidates in countries outside of the United States and expect that these countries will be important markets for our products, if approved. In November 2019, we submitted a marketing authorization application to the European Medicines Agency for COPIKTRA. Marketing our products in these countries will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The regulations that apply to the conduct of clinical trials and approval procedures vary from country to country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a drug must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Failure to obtain regulatory approval in one country may have a negative effect on the regulatory approval process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market.

Although we have invested a significant amount of time, resources and effort on the commercialization of COPIKTRA, we may not be successful in the commercialization of COPIKTRA.

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

There are no guarantees that we will be successful in completing these tasks. In addition, we continue to invest substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel in support of our sales of COPIKTRA.

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

In addition, COPIKTRA will be subject to continual review by the FDA, and we cannot assure you that newly discovered or developed safety issues will not arise. With the use of any marketed drug by a wide patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us to suspend or cease marketing COPIKTRA, cause us to modify how we market COPIKTRA, subject us to substantial liabilities and adversely affect our revenues and financial condition. In the event of a withdrawal of COPIKTRA from the market, our revenues would decline significantly and our business would be seriously harmed and could fail. We additionally may experience significant fluctuations in sales of COPIKTRA from period to period and, ultimately, we may never generate sufficient revenues from COPIKTRA to reach or maintain profitability or sustain our anticipated operations.

Preclinical testing and clinical trials of our product candidates may not be successful. In the near term, we are dependent on the success of our PI3K inhibitor program, including COPIKTRA. If we are unable to obtain marketing approval for or successfully commercialize any of our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

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

If serious adverse or unexpected side effects are identified during the commercialization of COPIKTRA or development of our product candidates, we may need to abandon or limit the commercialization of COPIKTRA and abandon or limit our development of some of our product candidates.

The FDA approved COPIKTRA with labeling that includes a boxed warning for four fatal and/or serious toxicities: infections, diarrhea or colitis, cutaneous reactions, and pneumonitis. As a requirement of the FDA's approval, we have implemented an informational REMS to provide appropriate dosing and safety information to better support physicians in managing their patients on COPIKTRA. In addition to the boxed warning, use of COPIKTRA is also associated with adverse reactions, which may require dose reduction, treatment delay or discontinuation of COPIKTRA. Warnings and precautions are provided for infections, diarrhea or colitis, cutaneous reactions, pneumonitis, hepatotoxicity, neutropenia, and embryo-fetal toxicity. The most common adverse reactions (reported in ≥20% of patients) were diarrhea or colitis, neutropenia, rash, fatigue, pyrexia, cough, nausea, upper respiratory infection, pneumonia, musculoskeletal pain, and anemia.

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

Defactinib is in our Phase 1 and Phase 2 clinical trials and the development program continues to progress. CH5126766 is in a Phase 1 clinical trial. For both defactinib and CH5126766, the toxicities reported to date have been predictable and manageable.

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

Business or economic disruptions or global health concerns could seriously harm sales of COPIKTRA, our development efforts and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities and sales of COPIKTRA. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. To date, this outbreak has already resulted in extended shutdowns of certain businesses in the Wuhan region and has had ripple effects to businesses around the world. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. We further cannot presently predict the impact, if any, global health concerns, such as coronavirus, will have on sales of COPIKTRA. It is also possible that global health concerns such as this one could disproportionately impact the hospitals and clinical sites in which we conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operation and financial condition.

Risks Related to Our License Agreements with Infinity, Pfizer and Chugai

If we do not realize the anticipated benefits of our license agreements with Infinity for the COPIKTRA program, Pfizer for the FAK program and Chugai for the dual RAF/MEK candidate program, our business could be adversely affected.

Our license agreements with Infinity for COPIKTRA, Pfizer for defactinib, and Chugai for CH5126766 may fail to further our business strategy as anticipated or to achieve anticipated benefits and success. We may make or have made assumptions relating to the impact of the acquisition of COPIKTRA, defactinib and CH5126766 on our financial results relating to numerous matters, including:

•	the cost of development and commercialization of COPIKTRA, defactinib and CH5126766; and
•	other financial and strategic risks related to the license agreements with Infinity, Pfizer and Chugai.

Further, we may incur higher than expected operating and transaction costs, and we may encounter general economic and business conditions that adversely affect us relating to our license agreements with Infinity, Pfizer and Chugai. If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the benefits from our license agreements with Infinity for COPIKTRA, Pfizer for defactinib, and Chugai for CH5126766 may not be realized or be of the magnitude expected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. As of December 31, 2019, we had an accumulated deficit of $524.8 million. To date, we have generated minimal product revenues and have financed our operations primarily through public offerings of our common stock, sales of our common stock pursuant to our at-the-market equity offering programs, our loan and security agreement, as amended, with Hercules Capital Inc. (Hercules), the issuance of our 5.00% Convertible Senior Notes due 2048 (the 2018 Notes) and the issuance of our 5.00% Convertible Senior Second Lien Notes due 2048 in exchange for a portion of the 2018 Notes (the 2019 Notes). As of December 31, 2019, there was $40.0 million available to borrow under the amended term loan facility with Hercules, subject to certain milestones and conditions of funding. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing commercialization of COPIKTRA;
•	continue our ongoing clinical trials with our product candidates, including with COPIKTRA, defactinib, and CH5126766’;
•	initiate additional clinical trials for our product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other products and technologies;
•	hire additional clinical, development and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and
•	establish and maintain a sales, marketing and distribution infrastructure to commercialize COPIKTRA or any products for which we obtain marketing approval.

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

We will continue to need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts, including for COPIKTRA and CH5126766.

We expect our existing cash resources at December 31, 2019, the proceeds from the sale of Common Stock in March 2020, and revenue we expect to generate from COPIKTRA will be sufficient to fund our current operating plan and capital expenditure requirements beyond the next twelve months from the issuance date of these financial statements.  We  will need to obtain substantial additional funding in connection with our continuing operations, including for our clinical development programs and any commercialization efforts for COPIKTRA. Our future capital requirements will depend on many factors, including:

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

Risks Related to Non-Cash Impairment

If our intangible asset becomes impaired, we may need to record significant non-cash impairment charges.

We have recorded a $22.0 million milestone payment, which became payable upon the FDA marketing approval on September 24, 2018 related to COPIKTRA pursuant to the amended and restated license agreement with Infinity as an intangible asset on our consolidated balance sheet. We assess our finite-lived intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist in accordance with Accounting Standards Codification 350 (ASC 350), Intangibles – Goodwill and other.

One potential indicator of impairment is whether there is a significant change in the manner in which we continue to commercialize COPIKTRA. On February 28, 2020, we announced a new strategic direction to accelerate the advancement of certain clinical development programs. We announced our primary focus will be on the development of CH5126766 in combination with defactinib, while we will also continue to advance the development of COPIKTRA for treatment of relapsed or refractory PTCL.

Based on our new strategic direction, we believe it is reasonably possible that we could record an impairment charge in the near term. Any such impairment charges, if significant, could adversely affect our financial position and results of operations.

Risks Related to Our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

In March 2017, we entered into a loan and security agreement with Hercules (the Original Loan Agreement), which was subsequently amended in January 2018, March 2018, October 2018, April 2019 and November 2019 (the 2019 Term Loan Agreement). Under the 2019 Term Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $75.0 million. As of December 31, 2019, there was $40.0M available to borrow in multiple tranches comprised of (i) a term loan in an amount of up to $15.0 million upon the Company generating cumulative net product revenues (as defined the 2019 Term Loan Agreement) of either (a) $37.5 million on or before April 30, 2020 or (b) $50.0 million on or before June 30, 2020 and (ii) a term loan in an amount of up to $25.0 million available through December 31, 2021, subject to Hercules’ approval and the satisfaction of certain other conditions. All obligations under the 2019 Term Loan Agreement are secured by substantially all of our existing property and assets, excluding our intellectual property.

In October 2018, we closed a registered direct public offering of $150.0 million aggregate principal amount of the 2018 Notes.  The 2018 Notes are governed by the terms of a base indenture for senior debt securities (the Base Indenture), as supplemented by the first supplemental indenture thereto (the Supplemental Indenture and together with the Base Indenture, the 2018 Indenture).  The 2018 Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2019. The 2018 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms.

In November and December 2019, we entered into privately negotiated agreements with a limited number of investors who are accredited investors (within the meaning of Rule 501 promulgated under the Securities Act of 1933, as amended (Securities Act)) and/or qualified institutional buyers (as defined in Rule 144A under the Securities Act to exchange approximately $121.7 million aggregate principal amount of the 2018 Notes for (i) approximately $66.9 million aggregate principal amount of the 2019 Notes and (b) an aggregate of approximately $12.1 million in cash. The 2019 Notes are governed by the terms of an indenture (the 2019 Indenture, and together with the 2018 Indenture, referred to as the Indentures).  The 2019 Notes are senior secured obligations of the Company and bear interest at 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 2019 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with the terms. Collectively, the 2018 Notes and 2019 Notes are referred to as the Notes.

This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•

we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

•

our failure to comply with the restrictive covenants in the 2019 Term Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness.  Such acceleration could also create an event of default under the Indentures whereupon both Hercules and the holders of the 2019 Notes could seek to enforce their respective security interests in the assets securing such indebtedness.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Failure to satisfy our current and future debt obligations under the 2019 Term Loan Agreement, or the Indentures or breaching any covenants under the 2019 Term Loan Agreement, or the Indentures subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, could accelerate all of the amounts due. Further, the Notes are subject to repurchase by us, at the option of the holders, at certain dates as specified within the Indentures prior to maturity in 2048.  In the event of an acceleration of amounts due under the 2019 Term Loan Agreement, or the Indentures, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our COPIKTRA commercialization efforts, other product candidate development or grant to others the rights to develop and market COPIKTRA and our other product candidates that we would otherwise prefer to develop and market internally. Hercules and the holders of the 2019 Notes could also exercise their rights to take possession and dispose of the collateral securing the term loans on a first priority basis and the 2019 Notes on a second priority basis, which collateral includes substantially all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events. We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.

The 2019 Term Loan Agreement and the Indentures impose operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

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

Any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any interruption of the development or operation of the manufacturing facilities due to, among other reasons, events such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business, failure or damage to a facility by natural disasters or public health crises, such as the recent coronavirus outbreak originating in Wuhan, China, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available COPIKTRA, other product candidates or materials.

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

We may seek third-party collaborators for the development and commercialization of our product candidates. For instance, we have entered into agreements for the development and commercialization of COPIKTRA in China, Hong Kong, Macau and Taiwan with CSPC Pharmaceutical Group Limited, in Japan with Yakult Honsha Co., Ltd., and in Russia, the Commonwealth of Independent States, Turkey, the Middle East and Africa with Sanofi. We anticipate that we may seek to enter into a collaboration for marketing and commercialization of our product candidates in certain territories worldwide at the appropriate time in the future. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators' abilities to successfully perform the functions assigned to them in these arrangements.

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

We will continue to rely on third parties to commercially distribute COPIKTRA to patients. We have contracted with a third-party logistics company to warehouse COPIKTRA and to process and ship customer orders, and with specialty pharmacies and specialty distributors to sell and distribute COPIKTRA. The specialty pharmacies sell COPIKTRA directly to patients and provide patient education and ongoing management. The specialty distributors sell COPIKTRA to community oncologists with in-office dispensaries, hospital-owned practices, local offices with onsite pharmacies, retail pharmacies, and other institutional customers. We have also contracted with a third-party patient services hub to help us with some or all of the following: reimbursement adjudication, patient financial support, patient assistance programs and ongoing compliance support. This distribution network will require significant coordination with our sales and marketing and finance organizations. In addition, failure to coordinate financial systems could negatively impact our ability to accurately report product revenue from COPIKTRA. If we are unable to effectively manage the distribution process, the sales of COPIKTRA, as well as the commercial launch and sales of any future products we may commercialize, sales could be delayed or severely compromised and our results of operations may be harmed.

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

Any such events may result in decreased product sales and lower product revenue, which would harm our results of operations and business. Furthermore, arrangements between manufacturers and specialty pharmacies and distributors as well as the provision of patient support services by or on behalf of manufacturers have been subject to government scrutiny under fraud and abuse laws. Like other manufacturers, we must ensure such arrangements are structured appropriately to mitigate the risk of challenge.

Risks Related to Our Intellectual Property

If we fail to comply with our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements with third parties, including Infinity, Pfizer, and Chugai, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. For example, under our license agreements with Infinity,  Pfizer, and Chugai, we are required to use diligent or commercially reasonable efforts to develop and commercialize licensed products under the agreement and to satisfy other specified obligations. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or to convert the exclusive licenses to non-exclusive licenses, which could materially adversely affect the value of COPIKTRA or the product candidate being developed under these license agreements. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, which may not be possible. If Pfizer were to terminate its license agreement with us for any reason, we would lose our rights to defactinib. If Infinity were to terminate its license agreement with us for any reason, we would lose our rights to COPIKTRA. If Chugai were to terminate its license agreement with us for any reason, we could lose our rights to CH5126766.

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

We received orphan drug designation in the United States and the European Union for the use of COPIKTRA in CLL/SLL and FL, in the United States for use of COPIKTRA in T-Cell Lymphoma, in the United States and European Union for the use of defactinib in ovarian cancer, and in the United States, the European Union, and Australia for the use of defactinib in mesothelioma. Orphan drug exclusivity grants seven years of marketing exclusivity under the Federal Food, Drug and Cosmetic Act (FDCA), up to ten years of marketing exclusivity in Europe, and five years of marketing exclusivity in Australia. Other companies have received orphan drug designations for compounds other than COPIKTRA or defactinib for the same indications for which we may have received orphan drug designation in corresponding territories. While orphan drug exclusivity for COPIKTRA or defactinib provides market exclusivity against the same active ingredient for the same indication, we would not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe on the basis of orphan drug exclusivity. Furthermore, the marketing exclusivity in Europe can be reduced from ten years to six years if the orphan designation criteria are no longer met or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which the FDA may approve a competing product for the same indication during the seven-year period of marketing exclusivity, such as if the later product is the same compound as our product but is shown to be clinically superior to our product, or if the later product is a different drug than our product candidate. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or of another compound for the same use as the orphan drug.

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

•

the federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act or EKRA, enacted in 2018 prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;

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

Similar healthcare and data privacy laws and regulations exist in the European Union and other foreign jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information.  For example, in May 2018, a new privacy regime, the General Data Protection Regulation (GDPR), took effect enhancing our obligations with respect to operations in the European Economic Area, or the EEA, and increasing the scrutiny applied to transfers of personal data from the EEA (including health data from our clinical sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. The compliance obligations imposed by the GDPR have required us to revise our operations and increased our cost of doing business.   In addition, the GDPR imposes substantial fines for breaches of data protection requirements, and it confers a private right of action on data subjects for breaches of data protection requirements.

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

The provisions of the Healthcare Reform Act have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to modify certain requirements of the Healthcare Reform Act by executive branch order. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Healthcare Reform Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Healthcare Reform Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In Congress, there have been a number of legislative initiatives to modify, repeal and/or replace portions of the Healthcare Reform Act.  Tax reform legislation enacted at the end of 2017 eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70% starting in 2019.  Congress may consider other legislation to modify, repeal and/or replace certain elements of the Healthcare Reform Act.  In December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law.   In December 2019, a federal appeals court agreed that the individual mandate provision was unconstitutional but remanded the case back to the district court to assess more carefully whether any provisions of the Healthcare Reform Act were severable and could survive. In March, the Supreme Court agreed to hear the case.  Pending resolution of the litigation, which could take some time, the Healthcare Reform Act is still operational in all respects.  We continue to evaluate the effect that the Healthcare Reform Act and its possible repeal, replacement or modification may have on our business. Such legislation and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products and product candidates.

In addition, other broader legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ commercial success.  The Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2029. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

Risks Related to Employee Matters and Managing Growth

We may experience difficulties in managing restructurings and restructuring activities may not be as effective as anticipated

On October 28, 2019, we committed to an operation plan to reduce overall operating expenses, including the elimination of approximately 40 positions. In addition on February 27, 2020, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 31 positions.

The workforce reduction is designed to streamline operations, speed execution of the Company’s clinical development of defactinib and CH5126766, and reflect a focused, account-based approach in the field.  We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. Furthermore, our restructuring plan may be disruptive to our operations. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results, which include net product revenue, and financial condition would be adversely affected. There can be no assurance that we will be successful in implementing our restructuring program. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize COPIKTRA and develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Brian Stuglik, Chief Executive Officer, Daniel Paterson, our President and Chief Operating Officer, and Robert Gagnon, our Chief Business and Financial Officer. Although we have formal employment agreements with Brian Stuglik, Daniel Paterson, and Robert Gagnon, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

        Our stock price has been volatile. Since January 27, 2012, when we became a public company, the price for one share of our common stock has reached a high of $18.82 and a low of $0.83 through December 31, 2019. We cannot predict whether the price of our common stock will rise or fall. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	the success of commercializing COPIKTRA;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this "Risk Factors" section.

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

If our stock price falls below $1.00 per share, we may not continue to qualify for continued listing on The Nasdaq Global Market (Nasdaq). To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from Nasdaq advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days, although Nasdaq could require a longer period.

The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by our current or prospective third-party providers and collaboration partners, the loss of institutional investor interest, and fewer licensing and partnering opportunities.

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

 The 2018 Notes are effectively subordinated to our secured indebtedness and structurally subordinated to any liabilities of our subsidiaries.

The 2018 Notes are our senior, unsecured obligations and are senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2018 Notes; equal in right of payment with our existing and future indebtedness that is not so subordinated, and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness.  The 2018 Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt will be available to pay obligations on the 2018 Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the 2018 Notes only after all claims of such subsidiaries’ creditors, including trade creditors and preferred equity holders have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the 2018 Notes then outstanding. The 2018 Indenture governing the 2018 Notes does not prohibit us from incurring additional senior debt or secured debt, nor do they prohibit any of our subsidiaries from incurring additional liabilities.

 Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt agreements, including the Indentures, some of which may be secured debt. The 2019 Term Loan Agreement also restricts our ability and the ability of our subsidiaries to issue or incur additional indebtedness, including secured indebtedness,  though if our loans under the 2019 Term Loan Agreement, mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

We may not have the ability to raise the funds necessary to repurchase the Notes upon a fundamental change, and our existing or future debt may contain limitations on our ability to repurchase the Notes.

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes, respectively to be repurchased, plus accrued and unpaid interest, if any. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor. In addition, our ability to repurchase the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness that exist at the time of the repurchase. The 2019 Term Loan Agreement currently limits our ability to repurchase the Notes. Our failure to repurchase the Notes at a time when the repurchase is required by the Indentures governing the Notes would constitute a default under the Indentures. A default under the  Indentures or the fundamental change itself could also lead to a default under the 2019 Term Loan Agreement,  and/or agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes.

In addition, our borrowings under the 2019 Term Loan Agreement are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

The 2019 Term Loan Agreement limits our ability to pay any cash amount upon repurchase of the Notes.

The 2019 Term Loan Agreement prohibits us from making any cash payments to repurchase the Notes upon a fundamental change. Any new credit facility that we may enter into may have similar restrictions.

Our failure to repurchase the Notes as required under the terms of the Notes would constitute a default under the Indentures governing the Notes and would permit holders of the Notes to accelerate our obligations under the Notes. A default under the Indentures or the fundamental change itself could also lead to a default under the 2019 Term Loan Agreement, or agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes.

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

HOLDERS

As of February 28, 2020 there were 11 holders of record of our common stock and the closing price of our common stock on The Nasdaq Global Market as of that date was $2.79. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

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

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2014 through December 31, 2019. The comparison assumes $100 was invested after the market closed on December 31, 2014 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends. Fiscal year ending December 31, 2019.

Cumulative Total Return Comparison

	December 31,
	2014	2015	2016	2017	2018	2019
Verastem, Inc.	100.00	20.35	12.25	33.59	36.76	14.66
NASDAQ Composite	100.00	105.73	113.66	145.76	140.10	189.45
NASDAQ Biotechnology	100.00	111.42	87.26	105.64	95.79	119.17

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

	Year ended December 31,
Statement of operations data:	2019	2018	2017	2016	2015
	(in thousands, except share and per share amounts)
Revenue:
Product revenue, net	$12,339	$1,718	$—	$—	$—
License and collaboration revenue	5,117	25,000	—	—	—
Total revenue	17,456	26,718	—	—	—
Operating expenses:
Cost of sales - product	$1,238	$165	$—	$—	$—
Cost of sales - intangible amortization	1,569	423	—	—	—
Research and development	45,778	43,648	46,423	19,779	40,565
Selling, general and administrative	101,212	77,265	21,381	17,223	17,634
Total operating expenses	149,797	121,501	67,804	37,002	58,199
Loss from operations	(132,341)	(94,783)	(67,804)	(37,002)	(58,199)
Other (expense)/ income	(641)	25,556	—	—	—
Interest income	4,381	2,603	561	562	334
Interest expense	(20,608)	(5,810)	(559)	—	—
Net loss	$(149,209)	$(72,434)	$(67,802)	$(36,440)	$(57,865)
Net loss per share—basic	$(2.00)	$(1.12)	$(1.76)	$(0.99)	$(1.61)
Net loss per share—diluted	$(2.00)	$(1.37)	$(1.76)	$(0.99)	$(1.61)
Weighted average common shares outstanding used in computing:
Net loss per share—basic	74,578	64,962	38,422	36,988	35,932
Net loss per share—diluted	74,578	69,321	38,422	36,988	35,932

	As of December 31,
Balance sheet data:	2019	2018	2017	2016	2015
	(in thousands)
Cash, cash equivalents and investments	$75,506	$249,653	$86,672	$80,897	$110,258
Working capital	55,071	216,182	70,659	70,304	100,734
Total assets	145,046	277,236	89,791	83,629	113,094
Total debt	103,623	120,453	14,828	—	—
Accumulated deficit	(524,785)	(375,576)	(303,142)	(235,323)	(198,883)
Total stockholders’ equity	7,174	124,299	57,684	72,297	102,469

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

OVERVIEW

We are a biopharmaceutical company focused on developing and commercializing medicines to improve the survival and quality of life of cancer patients.  Our marketed product, COPIKTRA® (duvelisib) capsules, and most advanced product candidates, defactinib and CH5126766 also referred to as VS-6766, utilize a multi-faceted approach to treat cancers originating either in the blood or major organ systems.  We are currently developing duvelisib and our product candidates in both preclinical and clinical studies as potential therapies for certain cancers, including leukemia, lymphoma, head and neck cancer, ovarian cancer, colorectal cancer, lung cancer, pancreatic cancer, and mesothelioma. We believe that these compounds may be beneficial as therapeutics either as single agents or when used in combination with immuno-oncology agents, other pathway inhibitors or other current and emerging standard of care treatments in aggressive cancers that do not adequately respond to currently available therapies.

Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for duvelisib and our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA. We have financed our operations to date primarily through public offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules Capital, Inc. (Hercules) in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, Yakult and CSPC, and the issuance of $150.0 million aggregate principal amount of 2018 Notes in October 2018.  With our U.S. commercial launch of COPIKTRA on September 24, 2018, we have recently begun financing a portion of our operations through product revenue.

As of December 31, 2019, we had an accumulated deficit of $524.8 million. Our net loss was $149.2 million, $72.4 million, and $67.8 million the years ended December 31, 2019, 2018 and 2017 respectively. We expect to incur significant expenses and operating losses for the foreseeable future as a result of our commercialization of COPIKTRA and the continued research and development of all of our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so.  As of December 31, 2019, we had cash, cash equivalents, restricted cash and short-term investments of $111.3 million, inclusive of $35.7 million of restricted cash. On March 3, 2020, we received gross proceeds of $100.0 million from the sale of 46,511,628 shares of Common Stock. We expect our existing cash resources including proceeds from the sale of Common Stock in March 2020, along with revenue we expect to generate from sales of COPIKTRA, will be sufficient to fund our planned operations through 12 months from the date of issuance of these consolidated financial statements.

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

License and collaboration revenue to date has been generated through our license and collaboration agreements for the development and commercialization of duvelisib with Sanofi in the Sanofi Territory, CSPC in China and Yakult in Japan.  The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) the manufacture of finished drug product, active pharmaceutical ingredient (API), or development materials for a partner, which are reimbursed at a contractually determined rate.  Payments to us may include (i) up‑front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API or development materials, (iv) payments based upon the achievement of certain milestones, and (v) royalties on product sales.  Duvelisib has not received regulatory approval for commercial sale in the Sanofi Territory, China or Japan.

Costs of sales - product

Cost of sales - product consist of costs of COPIKTRA on which product revenue was recognized, royalties owed to Healthcare Royalty Partners (HCR) and Infinity we incur as a result of such sales of COPIKTRA, and certain period costs. We expensed the manufacturing costs of COPIKTRA as operating expenses in the periods prior to July 1, 2018.  In the third quarter of 2018, we began capitalizing inventory costs for COPIKTRA manufactured in preparation for our launch in the United States based on our evaluation of, among other factors, the status of the COPIKTRA New Drug Application (NDA) in the United States and the ability of our third-party suppliers to successfully manufacture commercial quantities of COPIKTRA. Certain of the costs of COPIKTRA units recognized as revenue during 2019 were expensed prior to the September 2018 FDA marketing approval and, therefore, are not included in cost of sales during this period.  We expect cost of sales - product to increase in relation to product revenues as we deplete these inventories.

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

We allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project. The table below summarizes our external allocation of research and development expenses to our clinical programs, including COPIKTRA and defactinib, for the years ended December 31, 2019, 2018 and 2017. We use our employee and infrastructure resources across multiple research and development projects. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include $11.3 million, $9.2 million and $5.8 million of personnel costs for the years ended December 31, 2019, 2018 and 2017, respectively.

	Year ended December 31,
	2019	2018	2017
	(in thousands)	(in thousands)	(in thousands)
COPIKTRA	$25,518	$24,771	$30,409
Defactinib	1,823	2,230	2,894
Unallocated and other research and development expense	16,936	14,604	11,739
Unallocated stock-based compensation expense	1,501	2,043	1,381
Total research and development expense	$45,778	$43,648	$46,423

Our research and development expenses may increase significantly in future periods as we undertake costlier development activities for our existing and future product candidates, including larger and later‑stage clinical trials.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel, including stock‑based compensation expense, in our executive, finance, legal, information technology, commercial,  communication, human resources, and business development functions. Other selling, general and administrative expenses include allocated facility costs, commercial costs, professional fees for legal, patent, investor and public relations, consulting, insurance premiums, audit, tax and other public company costs.

Other, interest income and interest expense

Other expense in 2019 consists entirely of the mark-to-market adjustment of the bifurcated make-whole interest provision derivative liability related to the 2019 Notes. Other income in 2018 consists entirely of the mark-to-market adjustment of the bifurcated conversion option derivative liability related to the 2018 Notes.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. Our analyses contemplate the application of the constraint in accordance with ASC 606.  For the year ended December 31, 2019, we determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: We generally provide customers with invoice discounts on sales of COPIKTRA for prompt payment, which are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate our specialty distributor customers for sales order management, data, and distribution services. We have determined such services are not distinct from our sale of COPIKTRA to the specialty distributor customers and, therefore, these payments have also been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive loss through December 31, 2019.

Third-Party Payer Chargebacks, Discounts and Fees: We execute contracts with Third-Party Payers which allow for eligible purchases of COPIKTRA at prices lower than the wholesale acquisition cost charged to customers who directly purchase the product from us. In some cases, customers charge us for the difference between what they pay for COPIKTRA and the ultimate selling price to the Third-Party Payers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified Third-Party Payer by customers, and we generally issue credits for such amounts within a few weeks of the customer’s notification to us of the resale. Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventories at the end of each reporting period that we expect will be sold to Third-Party Payers, and chargebacks that customers have claimed, but for which we have not yet issued a credit. In addition, we compensate certain Third-Party Payers for administrative services, such as account management and data reporting.  These administrative service fees have also been recorded as a reduction of product revenue within the consolidated statements of operations and comprehensive loss through December 31, 2019.

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

As of December 31, 2019, we have not received any returns.

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from product revenue. We expense incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that we would have recognized is one year or less. However, no such costs were incurred during the year ended December 31, 2019.

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

Stock‑based compensation

We recognize stock‑based compensation expense for stock options, and restricted stock units (RSUs) issued to employees and directors based on the grant date fair value of the awards on a straight‑line basis over the requisite service period. Historically, we recorded stock‑based compensation expense for stock options and RSUs issued to non‑employees based on the estimated fair value of the services received or of the equity instruments issued, whichever is more reliably measured, based on the vesting date fair value of the awards on a straight‑line basis over the vesting period. Effective January 1, 2019, we adopted Accounting Standard Updated (ASU) 2018-

09, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services to be used or consumed in its own operations by issuing share-based payment awards. Upon adoption, we recognize stock-based compensation expense for stock options and RSUs issued to non-employees based on the grant date fair value of the awards on the straight-line basis over the requisite service period.

We estimate the fair value of stock option awards using the Black‑Scholes option‑pricing model. Determining the fair value of stock options requires the use of subjective assumptions, including the expected term of the award and expected stock price volatility. The assumptions used in determining the fair value of stock options represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change, and we use different assumptions, our stock‑based compensation could be materially different in the future. The risk‑free interest rate used for each grant is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock option. Because we do not have a sufficient history to estimate the expected term, we use the simplified method as described in Securities and Exchange Commission Staff Accounting Bulletin Topic 14.D.2 for estimating the expected term. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. Because there was no public market for our common stock prior to our initial public offering, we lacked company‑specific historical and implied volatility information prior to December 31, 2017. Therefore, for annual periods ending on or before December 31, 2017, we used the historical volatility of a representative group of public biotechnology and life sciences companies with similar characteristics to us. The computation of expected volatility for these annual periods is based on the historical volatility of five companies, including our own and a representative group of four public biotechnology and life sciences companies with similar characteristics to us, including similar stage of product development and therapeutic focus.  As of the first quarter of 2018, there was sufficient company-specific historical and implied volatility information.  As such, for the annual period ending December 31, 2019, the computation of expected volatility is based only on the historical volatility of our common stock.  We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero.  Historically, we have recognized stock-based compensation net of estimated forfeitures over the vesting period of the respective grant.  Effective January 1, 2017, we adopted Accounting Standard Updated (ASU) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified the accounting for stock-based compensation arrangements, including the accounting for forfeitures.  Upon adoption, we elected to begin accounting for forfeitures as they occur, rather than estimating a forfeiture rate, and recorded an immaterial cumulative-effect adjustment to opening accumulated deficit.

We issue shares under the Company’s employee stock purchase plan (ESPP) to employees. Stock-based compensation expense for discounted purchases under the ESPP is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the offering period.

We have also granted performance‑based restricted stock units (RSUs) and stock options with terms that allow the recipients to vest in a specific number of shares based upon the achievement of performance‑based milestones as specified in the grants. Stock‑based compensation expense associated with these performance‑based RSUs and stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates of the time to vesting for the achievement of the performance‑based milestones. If the actual achievement of the performance‑based milestones varies from our estimates, stock-based compensation expense could be materially different than what is recorded in the period. The cumulative effect on current and prior periods of a change in the estimated time to vesting for performance‑based RSUs and stock options will be recognized as compensation cost in the period of the revision, and recorded as a change in estimate.

While the assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our underlying assumptions and estimates, our stock‑based compensation expense could vary significantly from period to period.

As of December 31, 2019, there was approximately $14.0 million of unrecognized stock‑based compensation related to stock options, which are expected to be recognized over a weighted‑average period of 2.8 years. As of December 31, 2019, there was approximately $1.2 million of unrecognized stock-based compensation related to RSUs, which are expected to be recognized over a weighted-average period of 2.6 years. See Notes 2 and 11 to our consolidated financial statements located in this Annual Report on Form 10‑K for further discussion of stock‑based compensation.

Accounts Receivable, Net

Accounts receivable, net relates to amounts due from customers, net of applicable revenue reserves. Accounts receivable are typically due within 31 days. We analyze accounts that are past due for collectability and provide an allowance for receivables when collection becomes doubtful. Given the nature and limited history of collectability of our accounts receivable, an allowance for doubtful accounts is not deemed necessary at December 31, 2019.

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

We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. We perform an assessment of the recoverability of capitalized inventory during each reporting period, and we write down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within costs of sales-product. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of sales - product in the consolidated statements of operations and comprehensive loss.

Shipping and handling costs for product shipments are recorded as incurred in costs of sales - product along with costs associated with manufacturing the product, and any inventory write-downs.

Intangible Assets

We record finite-lived intangible assets related to certain capitalized milestone payments at their fair value. These assets are amortized on a straight-line basis over their remaining useful lives, which are estimated based on the shorter of the remaining underlying patent life or the estimated useful life of the underlying product.

We assess our finite-lived intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment include the receipt of additional clinical or nonclinical data regarding one of our drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, we perform a recoverability test by comparing the sum of the estimated undiscounted cash flows of each finite-lived intangible asset or asset group to its carrying value on the consolidated balance sheets. If the undiscounted cash flows used in the recoverability test are less than the carrying value, we would determine the fair value of the finite-lived intangible asset and recognize an impairment loss if the carrying value of the finite-lived intangible asset exceeds its fair value.

Leases

Effective January 1, 2019, we adopted ASC 842.  This standard requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases.

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances within the arrangement.  A lease is identified where an arrangement conveys the right to control the use of identified property, plant, and equipment for a period of time in exchange for consideration.  Leases which are identified within the scope of ASC 842 and which have a term greater than one year are recognized on our consolidated balance sheets as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. We have elected not to recognize leases with terms of one year or less on our consolidated balance sheets. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rates to calculate the present value of lease payments.  Incremental borrowing rates are the rates we incur to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with ASC 842, components of a lease are split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). The fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. We have elected to account for the lease and non-lease components of each of our operating leases as a single lease component and allocate all of the contract consideration to the lease component only. The lease component results in an operating right-of-use asset being recorded on the consolidated balance sheets and amortized on a straight-line basis as lease expense.

RESULTS OF OPERATIONS

All financial information presented has been consolidated and includes the accounts of our wholly-owned subsidiaries, Verastem Securities Company and Verastem Europe GmbH. All intercompany balances and transactions have been eliminated in consolidation.

	Year Ended December 31,
	2019	2018	2017
Revenue:
Product revenue, net	12,339	1,718	—
License and collaboration revenue	5,117	25,000	—
Total revenue	17,456	26,718	—
Operating expenses:
Cost of sales - product	$1,238	$165	$—
Cost of sales - intangible amortization	1,569	423	—
Research and development	45,778	43,648	46,423
Selling, general and administrative	101,212	77,265	21,381
Total operating expenses	149,797	121,501	67,804
Loss from operations	(132,341)	(94,783)	(67,804)
Other (expense)/ income	(641)	25,556	—
Interest income	4,381	2,603	561
Interest expense	(20,608)	(5,810)	(559)
Net loss	$(149,209)	$(72,434)	$(67,802)

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Product revenue, net. Product revenue net for the year ended December 31, 2019 (2019 Period) was $12.3 million compared to $1.7 million for the year ended December 31, 2018 (2018 Period). Product revenue, net consisted of net product sales of COPIKTRA in the United States. We began commercial sales of COPIKTRA within the United States in September 2018 following receipt of FDA marketing approval. The $10.6 million increase was driven primarily by an increase in product shipments for COPIKTRA as a result of greater market penetration.

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

Costs of sales – product. Costs of sales – product for the 2019 Period was $1.2 million compared to $0.2 million for the 2018 period. The $1.0 million increase was primarily driven by an increase in the volume of COPIKTRA sold and corresponding increases in royalties, manufacturing and other costs during the 2019 Period as compared to the 2018 Period. Cost of sales - product consisted of costs associated with the manufacturing of COPIKTRA, royalties owed to HCR and Infinity on such sales, and certain period costs. We expensed the manufacturing costs of COPIKTRA as operating expenses in the periods prior to July 1, 2018.  In the third quarter of 2018, we began capitalizing inventory costs for COPIKTRA manufactured in preparation for our launch in the United States based on our evaluation of, among other factors, the status of the COPIKTRA New Drug Application (NDA) in the United States and the ability of our third-party suppliers to successfully manufacture commercial quantities of COPIKTRA. Certain of the costs of COPIKTRA units recognized as revenue during the 2019 Period were expensed prior to the September 2018 FDA marketing approval and, therefore, are not included in cost of sales during this period.  We expect cost of sales - product to increase in relation to product revenues as we deplete these inventories. Our inventory balance as of December 31, 2019 has increased compared to December 31, 2018 due to manufacturing of COPIKTRA in 2019.

Research and development expense.  Research and development expense for the 2019 Period was $45.8 million compared to $43.6 million for the 2018 Period. The $2.2 million increase from the 2018 Period to the 2019 Period was primarily related to an increase of $3.7 million of contract research organization (CRO) costs for our Phase 2 Intermittent Dosing study entitled TEMPO, increase of $1.3 million for CRO costs related to our Phase 2 study for the treatment of PTCL – entitled PRIMO, an increase of $1.6 million in personnel related costs, including non-cash stock-based compensation and $0.5 million of other costs. This increase is partially offset by a decrease of $2.4 million in consulting fees as a result of activities to file an NDA in the 2018 Period and a decrease of $2.5 million in CRO costs as a result of site closures in our Phase 3 DUO and Phase 2 DYNAMO studies throughout 2018 and 2019 as patients continue to complete treatment.

Selling, general and administrative expense.    Selling, general and administrative expense for the 2019 Period was $101.2 million compared to $77.3 million for the 2018 Period. The increase of $23.9 million from the 2018 Period to the 2019 Period primarily resulted from an increase in personnel related costs, including non-cash stock-based compensation, of $14.2 million, primarily related to the hiring and staffing of our sales and commercial teams, an increase in consulting and professional fees of $6.7 million, primarily related to the support of the commercial launch activities, and an increase in travel and other costs of $3.0 million.

Cost of Sales – intangible amortization. Cost of sales – intangible amortization for the 2019 Period was approximately $1.6 million compared to $0.4 million for the 2018 Period. Cost of sales – intangible amortization was related to the COPIKTRA finite-lived intangible asset which we recognized and began amortizing in September 2018.

Other (expense)/ income.  Other expense for the 2019 Period of approximately $0.6 million was for the mark-to-market adjustment related to the bifurcated make-whole interest provision derivative liability related to the 2019 Notes. Other income for the 2018 Period of approximately $25.6 million was related to the mark-to-market adjustment of the bifurcated conversion option derivative liability related to the 2018 Notes.

Interest income.    Interest income for the 2019 Period was $4.4 million compared to $2.6 million for the 2018 Period.  The increase of $1.8 million from the 2018 Period to the 2019 period is primarily due to higher investment cost basis and higher interest rates on investments.

Interest expense.  Interest expense for the 2019 Period was $20.6 million compared to $5.8 million for the 2018 Period.  The increase of $14.8 million was due to the issuance of the 2018 Notes in October 2018, a higher principal balance and higher interest rates on our loan and security agreement with Hercules and the acceleration of an end of term fee related to the Hercules loan and security agreement refinancing recorded as interest expense.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Product revenue, net. We began commercial sales of COPIKTRA within the United States in September 2018, following receipt of FDA marketing approval on September 24, 2018. For the 2018 Period we recorded approximately $1.7 million of net product revenue. We had no product revenue during the year ended December 31, 2017 (2017 Period).

License and collaboration revenue.  License and collaboration revenue for the 2018 Period was $25.0 million and was related to upfront payments pursuant to the license and collaboration agreements with Yakult and CSPC. We had no license and collaboration revenue during the 2017 Period.

Costs of sales – product. Costs of sales - product of approximately $0.2 million for the 2018 Period, consisted of costs associated with the manufacturing of COPIKTRA, royalties owed to Infinity on such sales, and certain period costs. We had no cost of sales - product during the 2017 Period.

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

Cost of Sales – intangible amortization.  Cost of sales – intangible amortization for the 2018 Period of approximately $0.4 million was related to the COPIKTRA finite-lived intangible asset which we recognized and began amortizing in September 2018.  There was no cost of sales – intangible amortization in the 2017 Period.

Other income/(expense)  Other income for the 2018 Period of approximately $25.6 million was related to the mark-to-market adjustment of the bifurcated conversion option derivative liability related to the Notes.  There was no mark-to-market adjustment or any other income in the 2017 Period.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public offerings of our common stock, sales of common stock under our at-the market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, Yakult and CSPC and the issuance in October 2018 of $150.0 million aggregate principal amount of 5.00% Convertible Senior Notes due 2048.  With the commercial launch of COPIKTRA in the United States in September 2018, we have recently begun financing a portion of our operations through product revenue.

As of December 31, 2019, we had $111.3 million in cash, cash equivalents, restricted cash and short-term investments inclusive of $35.7 million in restricted cash. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds and corporate bonds and commercial paper of publicly traded companies.

COPIKTRA is our only approved product and our business currently depends heavily on its successful commercialization. Successful commercialization of an approved product is an expensive and uncertain process. Risks and uncertainties include those identified under Item 1A. Risk Factors, in this Annual Report on Form 10-K.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year ended December 31,
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(138,518)	$(74,515)	$(57,310)
Investing activities	89,613	(138,377)	43,953
Financing activities	(2,441)	261,162	63,184
Increase (decrease) in cash, cash equivalents and restricted cash	$(51,346)	$48,270	$49,827

Operating activities.  The use of cash in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The $64.0 million increase in cash used in operating activities for the 2019 Period compared to the 2018 Period was primarily due to an increase in selling, general, and administrative expenses related to the post-launch commercial operations supporting COPIKTRA, and due to a $10.0 million license payment from Yakult and $15.0 million license payment received from CSPC during the 2018 Period, partially offset by a $5.0 million license payment received from Sanofi during the 2019 Period. The $17.2 million increase in cash used in operating activities for the 2018 Period compared to the 2017 Period primarily due to an increase in selling, general, and administrative expenses related to the hiring and staffing of our sales and commercial teams as well as an increase in consulting and professional fees primarily related to the support of the commercial launch preparation activities.

Investing activities.  The cash provided by investing activities for the 2019 Period relates to the net maturities of investments of $89.6 million. The cash used in investing activities for the 2018 Period relates to the net purchases of investments of $115.0 million, the acquisition of the COPIKTRA finite-lived intangible asset of $22.0 million and net purchases of property and equipment of approximately $1.4 million.

Financing activities.  The cash used by financing activities for the 2019 Period represents $12.2 million principal payments on the 2018 Notes, $0.4 million of interest-make whole payments on the 2019 Notes and $0.1 million of payments for settlement of restricted stock for tax withholdings.  This is partially offset by $9.7 million of net proceeds as a result of the Amendment to the loan and security agreement with Hercules and $0.6 million of proceeds received related to exercise of stock option and employee stock purchase plan.  The cash provided by financing activities for the 2018 Period primarily represents $145.3 million in net proceeds received from the issuance of 2018 Notes, $81.2 million in net proceeds from the sales of our common stock under the Underwriting Agreement and Purchase Agreement described below, $24.3 million in net proceeds received under our at-the-market equity offering program (ATM), $9.9 million in net proceeds received from our loan and security agreement executed with Hercules, and approximately $0.8 million related to stock option exercises, offset by the payment of approximately $0.3 million of issuance costs related to a sale of our common stock during December 2017.

On March 21, 2017 (Closing Date), we entered into a term loan facility of up to $25.0 million with Hercules, a Maryland corporation. The term loan facility is governed by a loan and security agreement, dated March 21, 2017 (the Original Loan Agreement), which originally provided for up to four separate advances, of which an aggregate of $15.0 million were drawn down during the year ended December 31, 2017. The Original Loan Agreement was amended on January 4, 2018, March 6, 2018, and October 11, 2018 (the Amended Loan Agreement) to increase the total borrowing limit under the Original Loan Agreement from $25.0 million up to $50.0 million (the Amended Term Loan), pursuant to certain conditions of funding.

On April 23, 2019 (the Fourth Amendment Date) and November 14, 2019 (the Fifth Amendment Date), we entered into the Fourth Amendment and Fifth Amendment (together the Amendments) to the Original Loan Agreement with Hercules. The Amendments further amend the Amended Loan Agreement (together, with the Amendments, the 2019 Term Loan Agreement).

Per the terms of the 2019 Term Loan Agreement, we may borrow up to an aggregate of $75.0 million, of which $35.0 million was outstanding immediately as of the Fourth Amendment Date (2019 Term A Loan) as a result of the existing outstanding principal of term loans of $25.0 million under the Amended Loan Agreement being converted into the 2019 Term A Loan, and an additional $10.0 million being drawn on the Fourth Amendment Date. The remaining $40.0 million of borrowing capacity may be drawn in multiple tranches comprised of (i) a term loan in an amount of up to $15.0 million upon us generating cumulative net product revenues (as defined in the 2019 Term Loan Agreement) of either (a) $37.5 million on or before April 30, 2020 or (b) $50.0 million on or before June 30, 2020 (2019 Term B Loan), and (ii) a term loan in an amount of up to $25.0 million available through December 31, 2021, subject to Hercules’ approval and certain other conditions specified in the 2019 Term Loan Agreement (the 2019 Term C Loan, and together with the 2019 Term A Loan and 2019 Term B Loan, the 2019 Term Loan).  As of December 31, 2019, we have borrowed a total of $35.0 million in term loans.

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

On the Fourth Amendment Date, we were required to pay any outstanding accrued interest as well as the final payment fee equal to 4.5% on the outstanding principal balance of the Amended Term Loan, or $1.1 million.  No prepayment charges were due as a result of executing the Amendment or conversion of the existing term loans into 2019 Term A Loans.

The events of default under the 2019 Term Loan Agreement include, without limitation, and subject to customary grace periods, (i) any failure by us to make any payments of principal or interest under the 2019 Term Loan Agreement, promissory notes or other loan documents, (ii) any breach or default in the performance of any covenant under the 2019 Term Loan Agreement, (iii) any making of false or misleading representations or warranties in any material respect, (iv) our insolvency or bankruptcy, (v) certain attachments or judgments on the assets of Verastem, Inc., or (vi) the occurrence of any material default under certain agreements or obligations of ours involving indebtedness, or (vii) the occurrence of a material adverse effect. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the 2019 Term Loan Agreement.

The 2019 Term Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. Hercules has indemnification rights and the right to assign the 2019 Term Loan.

On March 30, 2017, we established an at-the-market equity offering program (ATM) pursuant to which were able to offer and sell up to $35.0 million of our common stock at then-current market prices from time to time through Cantor Fitzgerald & Co. (Cantor), as sales agent. On August 28, 2017, we amended our sales agreement with Cantor to increase the maximum aggregate offering price of shares of common stock that can be sold under the ATM to $75.0 million.  Through December 31, 2018, we sold 11,518,354 shares under the ATM for net proceeds of approximately $47.3 million (after deducting commissions and other offering expenses). During the 2019 Period, there were no sales under the ATM. As of December 31, 2019, we can issue an addition $26.6 million of gross proceeds under this program.

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

On October 17, 2018, we closed a registered direct public offering of $150.0 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2048 (the 2018 Notes) , for net proceeds of approximately $145.3 million.  The 2018 Notes are governed by the terms of a base indenture for senior debt securities (the Base Indenture), as supplemented by the first supplemental indenture thereto (the Supplemental Indenture and together with the Base Indenture, the 2018 Indenture), each dated October 17, 2018, by and between us and Wilmington Trust, National Association, as trustee. The 2018 Notes are senior unsecured obligations of us and bear interest at a rate of 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2019. The 2018 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms.

The 2018 Notes are convertible into shares of our common stock, par value $0.0001 per share, together, if applicable, with cash in lieu of any fractional share, at an initial conversion rate of 139.5771 shares of common stock per $1,000 principal amount of the 2018 Notes, which corresponds to an initial conversion price of approximately $7.16 per share of common stock and represents a conversion premium of approximately 15.0% above the last reported sale price of our common stock of $6.23 per share on October 11, 2018.  Upon conversion, converting noteholders will be entitled to receive accrued interest on their converted Notes.  To the extent we have insufficient authorized but unissued shares to settle conversions in shares of common stock, we would be required to settle the deficiency in cash.

We will have the right, exercisable at our option, to cause all 2018 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2018 Indenture) per share of our common stock equals or exceeds 130% of the conversion price, which equates to approximately $9.31 per share, on each of at least 20 VWAP Trading Days, whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date we first issued the 2018 Notes.

The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends, but will not be adjusted for any accrued and unpaid interest.

We assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, we assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. Per the terms of the 2018 Indenture, upon conversion of the 2018 Notes, a portion of the principal may be settled in cash until the date upon which our stockholders approve an increase in the number of authorized shares of common stock, or the Authorized Share Effective Date.  In consideration of this provision, we concluded the conversion feature required bifurcation as a derivative.  The fair value of the conversion feature derivative was determined based on the difference between the fair value of the 2018 Notes with the conversion option and the fair value of the 2018 Notes without the conversion option. We determined that the fair value of the derivative upon issuance of the 2018 Notes was $51.5 million and recorded this amount as a derivative liability and the offsetting amount as a debt discount as a reduction to the carrying value of the Notes on the closing date, or October 17, 2018.

On December 18, 2018, the Authorized Share Effective Date was achieved as our stockholders approved an increase in the number of authorized shares of common stock.  Following this approval, no portion of the 2018 Notes are settleable in cash upon conversion.  As such, we determined that the conversion feature no longer met the definition of a derivative following the increase in the number of authorized shares of common stock.  As of December 18, 2018, we determined the fair value of the conversion feature was $25.9 million.  We recorded the change in the fair value of the conversion feature for the period from October 17, 2018 to December 18, 2018 of $25.6 million as other income on the consolidated statements of operations and comprehensive loss.  As of December 18, 2018, the fair value of the conversion option was reclassified to additional paid-in capital on the consolidated balance sheets as it qualified for a scope exception from derivative accounting. Accordingly, the conversion feature will no longer be measured at fair value on our financial statements.

On November 14, 2019 and December 23, 2019, we entered into privately negotiated agreements to exchange approximately $114.3 million and $7.4 million, respectively, aggregate principal amount of the 2018 Notes for (i) approximately $62.9 million and $4.0 million, respectively, aggregate principal amount of 5.00% Convertible Senior Second Lien Notes due 2048 (the 2019 Notes) (ii) an aggregate of approximately $11.4 million and $0.7 million in 2018 Notes principal repayment and (iii) accrued interest on the 2018 Notes through November 14, 2019 and December 23, 2019, respectively.  The 2019 Notes are governed by the terms of an indenture (the 2019 Indenture). The 2019 Notes are senior secured obligations of the Company and bear interest at 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 2019 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with the terms.

The 2019 Notes are convertible into shares of our common stock, par value $0.0001 per share, together, if applicable, with cash in lieu of any fractional share, at an initial conversion rate of 606.0606 shares of common stock per $1,000 principal amount of the 2019 Notes, which corresponds to an initial conversion price of approximately $1.65 per share of common stock and represents a conversion premium of approximately 52.8% above the last reported sale price of our common stock of $1.08 per share on November 11, 2019.

We will have the right, exercisable at our option, to cause all 2019 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2019 Indenture) per share of our common stock equals or exceeds 121% of the conversion price, which equates to approximately $2.00 per share, on each of at least 20 VWAP Trading Days, whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date we first issued the 2019 Notes. (Company’s Mandatory Conversion Option)

Upon conversion, converting noteholders will be entitled to receive accrued interest on their converted 2019 Notes. In addition, if the 2019 Notes are converted with a conversion date that is on or prior to November 1, 2020, other than in connection with the Company’s exercise of the Company’s Mandatory Conversion Option then the consideration due upon any such conversion will also include a cash interest make-whole payment for all future scheduled interest payments on the converted 2019 Notes through November 1, 2020 (2019 Notes Interest Make-Whole Provision).

The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends, but will not be adjusted for any accrued and unpaid interest.

We assessed all terms and features of the 2019 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, we assessed the economic characteristics and risks of the 2019 Notes, including the conversion, put and call features. In consideration of the 2019 Notes Interest Make-Whole Provision,  we concluded the provision required bifurcation as a derivative.  The fair value of the 2019 Interest Make-Whole Provision was determined using a Monte Carlo model. It was determined that the fair value of the derivative upon the November 14, 2019 and December 23, 2019 issuance of the 2019 Notes was an aggregate of $0.2 million, and we recorded this amount as a derivative liability and the offsetting amount as a debt discount as a reduction to the carrying value of the 2019 Notes on the closing dates. During the period November 14, 2019 to December 31, 2019, we paid out approximately $0.4 million in 2019 Interest Make-Whole payments which was recorded as a reduction of the derivative liability. As of December 31, 2019,  we determined the fair value of the 2019 Interest Make-Whole Provision was $0.5 million. We recorded the change in the fair value of the 2019 Interest Make-Whole Provision for the period from November 14, 2019 to December 31, 2019 of $0.6 million as other expense on the consolidated statements of operations and comprehensive loss.

As of December 31, 2019, there was $28.3 million and $57.4 million aggregate principal amount outstanding of the 2018 Notes and 2019 Notes, respectively, for a total of $85.7 million aggregate principal amount outstanding compared to $150.0 million aggregate principal amount outstanding of 2018 Notes as of December 31, 2018. During the 2019 Period, 2019 Note holders converted $9.5 million aggregate principal of 2019 Notes in exchange for 5,767,872 shares of common stock and $0.4 million of cash for 2019 Interest Make-Whole Provision.

Funding requirements

We expect to continue to incur significant expenses and operating losses. We anticipate that our expenses and operating losses will continue as we:

•	commercialize COPIKTRA;
•	continue our ongoing clinical trials, including with COPIKTRA, defactinib and CH5126766;
•	initiate additional clinical trials for our product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other products and technologies;
•	hire additional clinical, development and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and
•	establish and maintain a sales, marketing and distribution infrastructure to commercialize COPIKTRA or any products for which we may obtain marketing approval.

We expect our existing cash resources, including proceeds from the sale of Common Stock in March 2020 along with the revenue we expect to generate from COPIKTRA will be sufficient to fund our obligations for at least the next twelve months from the date of filing of this Annual Report on Form 10-K. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2019:

(in thousands)	Total	2020	2021 - 2022	2023 - 2024	Thereafter
Operating lease obligations	$5,700	$955	$2,058	$2,141	$546
2019 Term Loan Agreement	35,000	—	35,000	—	—
2018 Notes	28,300	—	—	—	28,300
2019 Notes	57,414	—	—	—	57,414
License agreements (1)	—	—	—	—	—

(1)

As discussed in Note 16 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we are party to several agreements to license intellectual property. The license agreements may require us to pay upfront license fees, ongoing annual license maintenance fees, milestone payments, minimum royalty payments, as well as reimbursement of certain patent costs incurred by the licensors, as applicable. We have not included these payments in the table above because: there were no upfront license fees payable in future periods; no annual license maintenance fees; we cannot estimate if milestone and/or royalty payments will occur in future periods; and patent cost reimbursement costs are perpetual and the agreements are cancelable by us at any time upon prior written notice to the licensor.

OFF‑BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off‑balance sheet arrangements, as defined under Securities and Exchange Commission rules.

TAX LOSS CARRYFORWARDS

As of December 31, 2019, we had federal and state net operating loss carryforwards of $371.7 million and $392.3 million, respectively, which are available to reduce future taxable income. We also had federal and state tax credits of $20.6 million and $3.0 million, respectively, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2039, except for $136.3 million of federal net operating loss carryforwards which may be carried forward indefinitely. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three‑year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2019, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards of $128.4 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and short-term investments of $111.3 million and $250.4 million as of December 31, 2019 and 2018, respectively, inclusive of 35.7 million and $0.7 million of restricted cash as of December 31, 2019 and 2018, respectively, consisting of cash, U.S. Government money market funds, corporate bonds and commercial paper of publicly traded companies.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short‑term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2019, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of December 31, 2019, we have borrowed $35.0 million under the 2019 Term Loan Agreement. The 2019 Term Loan Agreement bears interest per annum equal to the greater of either (a) 9.75% or (b) the lesser of (i) 12.00% and (ii) the sum of (x) 9.75% plus (y) (A) the prime rate minus (B) 5.50%.  Changes in interest rates can cause interest charges to fluctuate under the 2019 Term Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the year ended December 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Business and Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Business and Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and our Chief Business and Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP), and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Business and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verastem, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Verastem, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Verastem, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Verastem, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes of the Company and our report dated March 11, 2020 expressed unqualified opinion thereon.

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

March 11, 2020

Item 9B.  Other Information

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2020 Proxy Statement and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management will be included in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2020 Proxy Statement and is incorporated herein by reference.

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

Item 16.  Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit number	Description of exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Registrant on March 12, 2019)

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Registrant on March 12, 2019)

3.3

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

4.1

Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on January 13, 2012)

4.2

Indenture, dated as of October 17, 2018, by and between the Registrant and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant on October 17, 2018)

4.3

First Supplemental Indenture, dated as of October 17, 2018, by and between the Registrant and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to Form 8-K filed by the Registrant on October 17, 2018)

4.4

Indenture, dated as of November 14, 2019, between Verastem, Inc. and Wilmington Trust, National Association(incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 20, 2019)

4.5	Description of Securities
10.1#	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S‑1 (File No. 333‑177677) filed by the Registrant on November 3, 2011)

10.2#	Amended and Restated 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed by the Registrant on December 20, 2018)

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

10.13#	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed by the Registrant on December 20, 2018)

10.14#	Form of Indemnification Agreement between the Registrant and each director (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2017)

10.15

Lease Agreement, dated April 15, 2014, between the Registrant and Intercontinental Fund III 117 Kendrick Street LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed by the Registrant on April 18, 2014)

10.16

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

10.18†

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

10.21#

Employment Agreement between the Registrant and Robert Gagnon, effective August 28, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 29, 2018)

10.22†

Amended and Restated License Agreement, dated November 1, 2016, by and between the Registrant and Infinity Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by the Registrant on March 23, 2017)

10.23

Loan and Security Agreement, dated March 21, 2017, by and between the Registrant, the Lender (as defined therein) and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by the Registrant on March 23, 2017)

10.24

First Amendment to Loan and Security Agreement, dated January 4, 2018, by and between the Registrant, the Lender (as defined therein) and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 4, 2018)

10.25

Second Amendment to Loan and Security Agreement, dated March 6, 2018, by and between the Registrant, the Lender (as defined therein) and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by the Registrant on March 13, 2018)

10.26

Third Amendment to Loan and Security Agreement, as amended, with Hercules Capital, Inc., as administrative agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on October 11, 2018)

10.27#

Employment Agreement between the Registrant and Joseph Lobacki, dated January 3, 2018 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K filed by the Registrant on March 13, 2018)

10.28†

License and Collaboration Agreement, dated September 25, 2018, between Verastem, Inc. and CSPC Pharmaceutical Group Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 7, 2018)

10.29†

License and Collaboration Agreement, dated June 5, 2018, between Verastem, Inc. and Yakult Honsha Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2018)

10.30	Employment Agreement between the Registrant and Brian Stuglik, dated July 29, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant on August 1, 2019)

10.31

Fourth Amendment to the Loan and Security Agreement, as amended, with Hercules Capital Inc., as administrative agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant on April 23, 2019)

10.32

Fifth Amendment to the Loan and Security Agreement, as amended, with Hercules Capital Inc., as administrative agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant on November 20, 2019)

10.33*	Consulting Agreement, dated June 21, 2019, between Robert Forrester and Verastem, Inc.

10.34*	Separation Agreement, dated June 25, 2019, between Robert Forrester and Verastem, Inc.

10.35‡

License and Collaboration Agreement, dated July 25, 2019, between Verastem, Inc. and Sanofi (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by the Registrant on October 30, 2019)

10.36

Purchase Agreement, dated February 27, among Verastem, Inc. and each purchaser party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant on February 28, 2020)

10.37*	Consulting Agreement, dated June 27, 2019, between Joseph Lobacki and Verastem, Inc.
21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a)

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

99.1*	Press Release issued by Verastem, Inc. on March 11, 2020 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

†Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

‡Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

#Management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March 2020.

VERASTEM, INC.
By:	/s/ Brian M. stuglik

Brian M. Stuglik
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian M. Stuglik R.Ph
Brian M. Stuglik	Chief Executive Officer and Director (Principal executive officer)	March 11, 2020

/s/ Robert Gagnon
Robert Gagnon	Chief Business and Financial Officer (Principal financial and accounting officer)	March 11, 2020

/s/ Timothy Barberich
Timothy Barberich	Director	March 11, 2020

/s/ Gina Consylman
Gina Consylman	Director	March 11, 2020

/s/ Michael Kauffman, M.D.,Ph.D.
Michael Kauffman, M.D., Ph.D.	Director	March 11, 2020

/s/ Alison Lawton
Alison Lawton	Director	March 11, 2020

/s/ Eric Rowinsky, M.D.
Eric Rowinsky, M.D.	Director	March 11, 2020

/s/ Bruce Wendel
Bruce Wendel	Director	March 11, 2020

Verastem, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Verastem, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verastem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verastem, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 11, 2020 expressed an unqualified opinion thereon.

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

Boston, Massachusetts

March 11, 2020

Verastem, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$43,514	$129,867
Short-term investments	31,992	119,786
Accounts receivable, net	2,524	306
Inventory	3,096	327
Prepaid expenses and other current assets	3,835	2,973
Total current assets	84,961	253,259
Property and equipment, net	947	1,369
Right-of-use asset, net	3,077	—
Intangible assets, net	20,008	21,577
Restricted Cash	35,241	241
Other assets	812	790
Total assets	$145,046	$277,236
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,655	$10,253
Accrued expenses	19,365	21,108
Lease liability, short-term	420	—
Derivative liability, short-term	450	—
Current portion of long-term debt	—	5,716
Total current liabilities	29,890	37,077
Non-current liabilities:
Long-term debt	35,067	19,506
Convertible senior notes	68,556	95,231
Lease liability, long-term	3,489	—
Other non-current liabilities	870	1,123
Total liabilities	137,872	152,937
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 80,118 and 73,806 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	8	7
Additional paid-in capital	531,937	499,741
Accumulated other comprehensive income	14	127
Accumulated deficit	(524,785)	(375,576)
Total stockholders’ equity	7,174	124,299
Total liabilities and stockholders’ equity	$145,046	$277,236

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Product revenue, net	$12,339	$1,718	$—
License and collaboration revenue	5,117	25,000	—
Total revenue	17,456	26,718	—
Operating expenses:
Cost of sales - product	$1,238	$165	$—
Cost of sales - intangible amortization	1,569	423	—
Research and development	45,778	43,648	46,423
Selling, general and administrative	101,212	77,265	21,381
Total operating expenses	149,797	121,501	67,804
Loss from operations	(132,341)	(94,783)	(67,804)
Other (expense)/ income	(641)	25,556	—
Interest income	4,381	2,603	561
Interest expense	(20,608)	(5,810)	(559)
Net loss	$(149,209)	$(72,434)	$(67,802)
Net loss per share—basic	$(2.00)	$(1.12)	$(1.76)
Net loss per share—diluted	$(2.00)	$(1.37)	$(1.76)
Weighted average common shares outstanding used in computing:
Net loss per share—basic	74,578	64,962	38,422
Net loss per share—diluted	74,578	69,321	38,422

Net loss	$(149,209)	$(72,434)	$(67,802)
Unrealized (loss) gain on available-for-sale securities	(113)	129	(31)
Comprehensive loss	$(149,322)	$(72,305)	$(67,833)

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2016	36,992,418	$4	$307,587	$29	$(235,323)	$72,297
Net loss	—	—	—	—	(67,802)	(67,802)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(31)	—	(31)
Issuance of common stock resulting from follow-on offering, net of issuance costs of $324	8,422,877	1	24,691	—	—	24,692
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $112	5,036,879	—	23,053	—	—	23,053
Issuance of common stock resulting from exercise of stock options	348,734	—	442	—	—	442
Stock-based compensation expense	—	—	5,050	—	(17)	5,033
Balance at December 31, 2017	50,800,908	$5	$360,823	$(2)	$(303,142)	$57,684
Net loss	—	—	—	—	(72,434)	(72,434)
Unrealized gain on available-for-sale marketable securities	—	—	—	129	—	129
Issuance of common stock resulting from follow-on offering, net of issuance costs of $361	16,111,110	1	81,188	—	—	81,189
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $0	6,481,475	1	24,275	—	—	24,276
Issuance of common stock resulting from exercise of stock options	412,851	—	809	—	—	809
Stock-based compensation expense	—	—	6,671	—	—	6,671
Reclassification of derivative liability to equity	—	—	25,975	—		25,975
Balance at December 31, 2018	73,806,344	$7	$499,741	$127	$(375,576)	$124,299
Net loss	—	—	—	—	(149,209)	(149,209)
Unrealized loss on available-for-sale marketable securities	—	—	—	(113)	—	(113)
Conversion of Notes into common stock	5,767,872	1	9,516	—	—	9,517
Change in fair value of conversion option of Notes on exchange	—	—	13,640	—	—	13,640
Issuance of common stock under Employee Stock Purchase Plan	341,701	—	439	—	—	439
Issuance of common stock resulting from vesting of restricted stock units	109,707	—	(68)	—	—	(68)
Issuance of common stock resulting from exercise of stock options	91,907	—	130	—	—	130
Stock-based compensation expense	—	—	8,539	—	—	8,539
Balance at December 31, 2019	80,117,531	$8	$531,937	$14	$(524,785)	$7,174

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(149,209)	$(72,434)	$(67,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	429	996	556
Amortization of acquired intangible asset	1,569	423	—
Amortization of right-of-use asset and lease liability	181	—	—
Stock-based compensation expense	8,539	6,671	5,033
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	7,131	1,814	223
Change in fair value of interest make whole provision and conversion option for Notes	641	(25,556)	—
Gain on sale of fixed assets	—	(79)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,218)	(306)	—
Inventory	(2,769)	(327)	—
Prepaid expenses, other current assets and other assets	(877)	(1,167)	(943)
Accounts payable	(598)	1,048	5,046
Accrued expenses and other liabilities	(1,707)	13,902	577
Other long-term liabilities	370	500	—
Net cash used in operating activities	(138,518)	(74,515)	(57,310)
Investing activities
Purchases of property and equipment	(7)	(1,507)	—
Sales of property and equipment	—	82	—
Acquisition of intangible asset	—	(22,000)	—
Purchases of investments	(94,123)	(125,452)	(7,957)
Maturities of investments	183,743	10,500	51,910
Net cash provided by (used in) investing activities	89,613	(138,377)	43,953
Financing activities
Proceeds from long-term debt, net of issuance costs	9,670	9,900	14,811
Deferred debt financing costs	—	—	(138)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	145,297	—
Proceeds from the exercise of stock options and employee stock purchase program	569	809	442
Principal payments on the convertible senior notes	(12,174)	—	—
Interest make-whole payments on the 2019 Notes	(438)	—	—
Settlement of restricted stock for tax withholdings	(68)	—	—
Proceeds from the issuance of common stock, net	—	105,156	48,069
Net cash (used in) provided by financing activities	(2,441)	261,162	63,184
(Decrease) increase in cash, cash equivalents and restricted cash	(51,346)	48,270	49,827
Cash, cash equivalents and restricted cash at beginning of period	130,608	82,338	32,511
Cash, cash equivalents and restricted cash at end of period	$79,262	$130,608	$82,338
Supplemental disclosure
Cash paid for interest	$12,424	$2,107	$295
Supplemental disclosure of non-cash investing and financing activities
Common stock issuance costs included in accounts payable and accrued expenses	$15	$15	$324
Change in fair value of conversion option of Notes on exchange	$13,640	$—	$—
Conversion of Notes into common stock	$9,517	$—	$—

See accompanying notes to the consolidated financial statements.

1. Nature of business

Verastem, Inc. (the Company) is a biopharmaceutical company focused on developing and commercializing medicines to improve the survival and quality of life of cancer patients. On September 24, 2018, the Company’s first commercial product, COPIKTRA® (duvelisib), was approved by the U.S. Food and Drug Administration (the FDA) for the treatment of adult patients with certain hematologic cancers including relapsed or refractory chronic lymphocytic leukemia/ small lymphocytic lymphoma (CLL/SLL) after at least two prior therapies and relapsed or refractory follicular lymphoma (FL) after at least two prior systemic therapies. Its marketed product, COPIKTRA, and most advanced product candidates, defactinib and CH5126766, utilize a multi-faceted approach designed to treat cancers originating either in the blood or major organ systems. The Company is currently developing its product candidates in both preclinical and clinical studies as potential therapies for certain cancers, including leukemia, lymphoma, lung cancer, head and neck cancer, ovarian cancer, colorectal cancer, lung cancer, pancreatic cancer, and mesothelioma. The Company believes that these compounds may be beneficial as therapeutics either as single agents or when used in combination with immuno-oncology agents,  other pathway inhibitors or other current and emerging standard of care treatments in aggressive cancers that do not adequately respond to currently available therapies.

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

The Company has historical losses from operations and anticipates that it will continue to incur losses as it continues the research and development of its product candidates and commercialization of COPIKTRA. As of December 31, 2019, the Company had cash, cash equivalents, restricted cash and short-term investments of $111.3 million, inclusive of $35.7 million of restricted cash, and accumulated deficit of $524.8 million. On March 3, 2020, the Company received gross proceeds of approximately $100.0 million from the sale of 46,511,628 shares of Common Stock (see Note 19). The Company expects its existing cash resources, including the proceeds from the sale of Common Stock in March 2020, along with revenue the Company expects to generate from sales of COPIKTRA, will be sufficient to fund its planned operations through 12 months from the date of issuance of these consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$43,514	$129,867
Restricted cash	35,748	741
Total cash, cash equivalents and restricted cash	$79,262	$130,608

Amounts included in restricted cash as of December 31, 2019 represent cash that the Company is contractually obligated to maintain in accordance with the terms of the 2019 Term Loan Agreement, cash received pursuant to a funded research and development agreement with the Leukemia and Lymphoma Society (LLS) (the “LLS Research Funding Agreement”) restricted for future expenditures for specific R&D studies and cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of approximately $35.0 million, $0.5 million, and $0.2 million respectively.  Restricted cash related to 2019 Term Loan Agreement and letters of credit are included in non-current restricted cash on the consolidated balance sheet, while cash related to LLS Research Funding Agreement is included in prepaid and other current assets on the consolidated balance sheet.  Amounts included in restricted cash as of December 31, 2018 represent cash received pursuant to the LLS Research Funding Agreement of $0.5 million, which is included in prepaid and other currents on the consolidated balance sheet and cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham of $0.2 million, which is included in non-current restricted cash on the consolidated balance sheet.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$77,176	$75,678	$1,498	$—
Short-term investments	31,992	—	31,992	—
Total financial assets	$109,168	$75,678	$33,490	$—
Derivative liability	$450	—	—	$450

	December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$127,689	$60,092	$67,597	$—
Short-term investments	119,786	—	119,786	—
Total financial assets	$247,475	$60,092	$187,383	$—

The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2019 and 2018.

During 2019, a derivative liability was recorded as a result of the issuance of the 2019 Notes. (see note 12). The Company initially determined fair value of the liability upon issuance, and then again at the balance sheet date. The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy and it has been valued using unobservable inputs. These inputs include: (1) a simulated share price at the time of conversion of the 2019 Notes, (2) assumed timing of conversion of the 2019 Notes, (3) risk-adjusted discount rate to present value the probability-weighted cash flows, and (4) entity specific cost of equity. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

The fair value of the derivative liability was determined using a Monte-Carlo simulation by calculating fair value of the 2019 Interest Make-Whole Payment to 2019 Note holders based on assumed timing of conversion of the 2019 Notes. At November 14, 2019 the risk-adjusted discount rate was determined to be 12.06% and entity specific cost of equity was determined to be 17.05%. At December 31, 2019, the risk-adjusted discount rate was determined to be 13.08% and entity specific cost of equity was determined to be 16.54%.

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the 2019 Notes (in thousands):

January 1, 2019	$—
Fair value recognized upon issuance of 2019 Notes	247
Fair value adjustment	641
Derivative liability extinguished upon conversion	(438)
December 31, 2019	$450

During 2018, a derivative liability was initially recorded as a result of the issuance of the 2018 Notes. (see note 12).  The Company initially determined fair value of the liability upon issuance, and then again upon the determination that the derivative instrument met the criteria to be reclassified into equity.  The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using unobservable inputs.  These inputs include: (1) a simulated share price at the time of conversion of the Notes, (2) assumed timing of conversion of the Notes, and (3) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

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

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the 2018 Notes (in thousands):

January 1, 2018	$—
Fair value recognized upon issuance of 2018 Notes	51,531
Fair value adjustment	(25,556)
Reclassification to equity	(25,975)
December 31, 2018	$—

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the consolidated balance sheet dates. The carrying value of the Company’s long-term debt, including the current portion, at December 31, 2019 and 2018, was approximately $35.1 million and $25.2 million, respectively.  At December 31, 2019 and 2018, the Company estimates that the fair value of its long-term debt, including the current portion, was approximately $37.0 and $26.9 million, respectively. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

The fair value of the 2018 Notes and 2019 Notes was approximately $12.5 million and $50.5 million, respectively, as of December 31, 2019, which differs from the carrying value of the Notes.  The fair value of the Notes is influenced by our stock price and stock price volatility.  The fair value of the 2018 Notes and 2019 Notes was determined using Level 2 inputs.

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

There were no realized gains or losses on investments for the years ended December 31, 2019, 2018 or 2017.  There were two debt securities and fourteen debt securities in an unrealized loss position as of December 31, 2019 and December 31, 2018, respectively. None of these investments had been in an unrealized loss position for more than 12 months as of December 31, 2019 or December 31, 2018, respectively. The fair value of these securities as of December 31, 2019 and December 31, 2018 was $5.8 million and $46.9 million, respectively, and the aggregate unrealized loss was immaterial. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2019 and December 31, 2018, respectively.

Cash, cash equivalents and investments consist of the following (in thousands):

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$77,764	$—	$—	$77,764
Corporate bonds and commercial paper (due within 90 days)	1,498	—	—	1,498
Total cash and cash equivalents	$79,262	$—	$—	$79,262
Investments:
Corporate bonds and commercial paper (due within 1 year)	$31,979	$14	$—	$31,993
Total investments	$31,979	$14	$—	$31,993
Total cash, cash equivalents and investments	$111,241	$14	$—	$111,255

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market accounts	$62,270	$—	$—	$62,270
Corporate bonds and commercial paper (due within 90 days)	67,590	$8	$(1)	$67,597
Total cash and cash equivalents	$129,860	$8	$(1)	$129,867
Investments:
Corporate bonds and commercial paper (due within 1 year)	$119,666	$132	$(12)	$119,786
Total investments	$119,666	$132	$(12)	$119,786
Total cash, cash equivalents and investments	$249,526	$140	$(13)	$249,653

Concentrations of credit risk and off‑balance sheet risk

Cash and cash equivalents, investments, and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions.  As of December 31, 2019, the Company’s cash, cash equivalents and investments were deposited at three financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of December 31, 2019 and 2018, there were two customers that cumulatively made up more than 50% of the Company’s trade accounts receivable balance.  The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any trade accounts receivable balances are assured.

For the year ended December 31, 2019 and 2018, four customers and two customers, respectively, individually accounted for greater than 10% of the Company’s total revenues.

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

The Company reviews its long‑lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset’s book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded through December 31, 2019.

Other assets

Other assets primarily consist of prepayments made to contract research organizations (CROs).  As of December 31, 2019 and 2018, other assets were primarily comprised of approximately $755,000 of prepaid CRO expenses that the Company assumed and paid to Infinity pursuant to the license agreement between the Company and Infinity.

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

Stock‑based compensation

The Company recognizes stock‑based compensation expense for stock options, and restricted stock units (RSUs) issued to employees and directors based on the grant date fair value of the awards on a straight‑line basis over the requisite service period, which typically is the vest period. The Company recognized stock-based compensation for shares issued to employees under our employee stock purchase plan (ESPP) plan  Historically, the Company recorded stock‑based compensation expense for stock options and RSUs issued to non‑employees based on the estimated fair value of the services received or of the equity instruments issued, whichever is more reliably measured, based on the vesting date fair value of the awards on a straight‑line basis over the vesting period. Effective January 1, 2019, the Company recognizes stock-based compensation expense for stock options and RSUs issued to non-employees based on the grant date fair value of the awards on the straight-line basis over the requisite service period. Awards subject to performance-based vesting requirements are expensed utilizing an accelerated attribution model if achievement of the performance criteria is determined to be probable.

The grant date fair value of stock options is estimated using the Black‑Scholes option pricing model that takes into account the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of its common stock, expected dividends on its common stock, and the risk-free interest rate over the expected life of the option.  The Company applies the simplified method described in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) Topic 14.D.2 to calculate the expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post‑vesting termination behavior among its population. The Company has not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero.

The Company issues shares under the Company’s employee stock purchase plan (ESPP) to employees. Stock-based compensation expense for discounted purchases under the ESPP is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the offering period.

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

Leases

Effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases (ASC 842).  This standard requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances within the arrangement.  A lease is identified where an arrangement conveys the right to control the use of identified property, plant, and equipment for a period of time in exchange for consideration.  Leases which are identified within the scope of ASC 842 and which have a term greater than one year are recognized on the Company’s consolidated balance sheets as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize leases with terms of one year or less on its consolidated balance sheets. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates to calculate the present value of lease payments.  Incremental borrowing rates are the rates the Company incurs to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with ASC 842, components of a lease are split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). The fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company has elected to account for the lease and non-lease components of each of its operating leases as a single lease component and allocate all of the contract consideration to the lease component only. The lease component results in an operating right-of-use asset being recorded on the consolidated balance sheets and amortized on a straight-line basis as lease expense.

Revenue Recognition

 The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services, in accordance with ASC 606 Revenue from Contracts with Customers. To determine revenue recognition contracts with its customers, the Company performs the following five step assessment: (i) identify the contract(s)

with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines which goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. The Company’s analyses contemplate the application of the constraint in accordance with ASC 606.  For the year ended December 31, 2019, the Company determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: The Company generally provides customers with invoice discounts on sales of COPIKTRA for prompt payment, which are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates its specialty distributor customers for sales order management, data, and distribution services. The Company has determined such services are not distinct from the Company’s sale of COPIKTRA to the specialty distributor customers and, therefore, these payments have also been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive loss through December 31, 2019.

Third-Party Payer Chargebacks, Discounts and Fees: The Company executes contracts with Third-Party Payers which allow for eligible purchases of COPIKTRA at prices lower than the wholesale acquisition cost charged to customers who directly purchase the product from the Company. In some cases, customers charge the Company for the difference between what they pay for COPIKTRA and the ultimate selling price to the Third-Party Payers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified Third-Party Payer by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at the end of each reporting period that the Company expects will be sold to Third-Party Payers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. In addition, the Company compensates certain Third-Party Payers for administrative services, such as account management and data reporting.  These administrative service fees have also been recorded as a reduction of product revenue within the consolidated statements of operations and comprehensive loss through December 31, 2019.

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

As of December 31, 2019, the Company has not received any returns.

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from product revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the year ended December 31, 2019.

Exclusive Licenses of Intellectual Property - The Company may enter into collaboration and licensing arrangements for research and development, manufacturing, and commercialization activities with collaboration partners for the development and commercialization of its product candidates, which have components within the scope of ASC 606. The arrangements generally contain multiple elements or deliverables, which may include (i) licenses, or options to obtain licenses, to the Company's intellectual property, (ii) research and development activities performed for the collaboration partner, (iii) participation on joint steering committees, and (iv) the manufacturing of commercial, clinical or preclinical material. Payments pursuant to these arrangements typically include non-refundable, upfront payments, milestone payments upon the achievement of significant development events, research and development reimbursements, sales milestones, and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period. The contracts into which the Company enters generally do not include significant financing components.

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

For a complete discussion of the Company’s accounting for its license and collaboration agreements, see Note 16, License and collaboration agreements.

Accounts Receivable, Net

Accounts receivable, net consists of amounts due from customers, net of applicable revenue reserves. Accounts receivable have standard payments that generally require payment within 30 to 90 days. The Company analyzes accounts that are past due for collectability and provides an allowance for receivables when collection becomes doubtful. Given the nature and limited history of collectability of the Company’s accounts receivable, an allowance for doubtful accounts is not deemed necessary at December 31, 2019.

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

The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of sales - product. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of sales - product in the consolidated statements of operations and comprehensive loss.

Shipping and handling costs for product shipments are recorded as incurred in cost of sales - product along with costs associated with manufacturing the product, and any inventory write-downs.

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

Net loss per share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, restricted stock units and warrants (using the “treasury stock” method) and Notes (using the “if-converted” method), unless their effect on net loss per share is antidilutive.  The effect of computing diluted net loss per common share was antidilutive for any potentially issuable shares of common stock from the conversion of stock options, restricted stock units and warrants and, as such, have been excluded from the calculation.  However, under the “if-converted” method, convertible instruments that are-in-the-money, are assumed to have been converted as of the beginning of the period or when issued, if later. Additionally, the effects of any interest expense and changes in fair value of bifurcated derivatives shall be added back to the numerator of the diluted net loss per share calculation.  Refer to Note 13 for further details related to the calculation of net loss per share.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives (Topic 815), and Leases (Topic 842). This ASU delayed the required adoption for SEC filers that are smaller reporting companies as of their determination on November 15, 2019, until annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company has determined that as of November 15, 2019, it is a smaller reporting company and has not elected to early adopt this standard. The Company is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No 2019-12, Simplifying Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, calculating income taxes in interim periods and adds certain guidance to remove complexity in certain areas. ASU 2019-12 is effective for all entities for annual and interim periods beginning after December 15, 2020. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The Company has not elected to early adopt this standard and is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements and related disclosures.

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

3. Inventory

During the third quarter of 2018, the Company began capitalizing inventory costs for COPIKTRA manufactured in preparation for its launch in the United States based on its evaluation of, among other factors, the status of the COPIKTRA NDA in the United States and the ability of its third-party suppliers to successfully manufacture commercial quantities of COPIKTRA, which provided the Company with reasonable assurance that the net realizable value of the inventory would be recoverable.

Inventory consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Raw materials	$955	$—
Work in process	2,040	63
Finished goods	101	264
Total inventories	$3,096	$327

Costs incurred prior to the quarter-ended September 30, 2018 to manufacture COPIKTRA were expensed as operating expenses as incurred.

4. Property and equipment, net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Leasehold improvements	$146	$146
Furniture and fixtures	1,074	1,074
Computer equipment	665	658
	1,885	1,878
Less: accumulated depreciation	(938)	(509)
Total property and equipment, net	$947	$1,369

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

The Company recorded approximately $0.4 million, $1.0 million, and $0.6 million in depreciation expense for the years ended December 31, 2019, 2018 and 2017, respectively.

5. Intangible assets

The Company’s intangible assets consist of the following (in thousands):

	December 31, 2019	Estimated useful life
Acquired and in-licensed rights	$22,000	14 years
Less: accumulated amortization	(1,992)
Total intangible assets, net	$20,008

Acquired and in-licensed rights as of December 31, 2019, consist of a $22.0 million milestone payment which became payable upon the FDA marketing approval on September 24, 2018 pursuant to the amended and restated license agreement with Infinity.  The Company made a milestone payment of $22.0 million to Infinity in November 2018.

The Company recorded approximately $1.6 million and $0.4 million in amortization expense related to finite-lived intangible assets during the year ended December 31, 2019 and December 31, 2018, respectively, using straight-line methodology. Estimated future amortization expense for finite-lived intangible assets as of December 31, 2019 is approximately $1.6 million per year thereafter.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Compensation and related benefits	7,399	8,749
Contract research organization costs	5,467	6,682
Commercialization costs	3,028	1,979
Interest	897	1,786
Consulting fees	1,610	494
Professional fees	573	482
Other	391	936
Total accrued expenses	$19,365	$21,108

7. Long-term debt

On March 21, 2017 (Closing Date), the Company entered into a term loan facility of up to $25.0 million with Hercules Capital, Inc. (Hercules). The term loan facility is governed by a loan and security agreement, dated March 21, 2017 (the Original Loan Agreement), which originally provided for up to four separate advances, of which an aggregate of $15.0 million were drawn down during the year ended December 31, 2017.  The Original Loan Agreement was amended on January 4, 2018, March 6, 2018, and October 11, 2018, (the Amended Loan Agreement) to increase the total borrowing limit under the Original Loan Agreement from $25.0 million up to $50.0 million (the Amended Term Loan), pursuant to certain conditions of funding.

On April 23, 2019 (the Fourth Amendment Date) and November 14, 2019 (the Fifth Amendment Date), the Company entered into the Fourth Amendment and Fifth Amendment (together the Amendments) to the Original Loan Agreement with Hercules. The Amendments amend the Amended Loan Agreement (together, with the Amendments, the 2019 Term Loan Agreement).

Per the terms of the 2019 Term Loan Agreement, the Company may borrow up to an aggregate of $75.0 million, of which $35.0 million was outstanding immediately as of the Fourth Amendment Date (2019 Term A Loan) as a result of the existing outstanding principal of term loans of $25.0 million under the Amended Loan Agreement being converted into the 2019 Term A Loan, and an additional $10.0 million being drawn on the Fourth Amendment Date. The remaining $40.0 million of borrowing capacity may be drawn in multiple tranches comprised of (i) a term loan in an amount of up to $15.0 million upon us generating cumulative net product revenues (as defined in the 2019 Term Loan Agreement) of either (a) $37.5 million on or before April 30, 2020 or (b) $50.0 million on or before June 30, 2020 (2019 Term B Loan), and (ii) a term loan in an amount of up to $25.0 million available through December 31, 2021, subject to Hercules’ approval and certain other conditions specified in the 2019 Term Loan Agreement (the 2019 Term C Loan, and together with the 2019 Term A Loan and 2019 Term B Loan, the 2019 Term Loan).  As of December 31, 2019, The Company has borrowed a total of $35.0 million in term loans.

The Fifth Amendment modified the financial covenants and collateral requirements. As of the Fifth Amendment Date, the Company must maintain cash in an aggregate amount greater than or equal to 100% of the outstanding term loans as collateral, until the Company’s receipt of Net Product Revenues (as defined in the 2019 Term Loan Agreement) of at least $20 million on or before December 31, 2020, measured on a trailing six month basis (Initial Net Product Revenue Threshold). As of December 31, 2019 the Company has not met the Initial Net Product Revenue Threshold and has recorded $35.0 million as non-current restricted cash on the consolidated balance sheet.

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

On the Fourth Amendment Date, the Company was required to pay any outstanding accrued interest as well as the final payment fee equal to 4.5% on the outstanding principal balance of the Amended Term Loan, or $1.1 million.  No prepayment charges were due as a result of executing the Amendment or conversion of the existing term loans into 2019 Term A Loans.

The events of default under the 2019 Term Loan Agreement include, without limitation, and subject to customary grace periods, (i) any failure by us to make any payments of principal or interest under 2019 Term Loan Agreement, promissory notes or other loan documents, (ii) any breach or default in the performance of any covenant under the 2019 Term Loan Agreement, (iii) any making of false or misleading representations or warranties in any material respect, (iv) our insolvency or bankruptcy, (v) certain attachments or judgments on the assets of Verastem, Inc., or (vi) the occurrence of any material default under certain agreements or obligations of ours involving indebtedness, or (vii) the occurrence of a material adverse effect. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the 2019 Term Loan Agreement.

The 2019 Term Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. Hercules has indemnification rights and the right to assign the 2019 Term Loan.

The Company assessed all terms and features of the 2019 Term Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the 2019 Term Loan Agreement, including put and call features. The Company determined that all features of the 2019 Term Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through December 31, 2019.

The future principal payments under the 2019 Term Loan Agreement are as follows as of December 31, 2019 (in thousands):

2021	$14,234
2022	20,766
Total principal payments	$35,000

8. Product revenue reserves and allowances

As of December 31, 2019, the Company’s sole source of product revenue has been from sales of COPIKTRA in the United States, which it began shipping to customers on September 25, 2018.  The following table summarizes activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2019 (in thousands):

		Third-Party
	Trade	Payer	Government
	discounts	chargebacks,	rebates and
	and	discounts	other
	allowances	and fees	incentives	Returns	Total
Beginning Balance at December 31, 2017	$—	$—	$—	$—	$—
Provision related to sales in the current year	69	120	157	2	348
Adjustments related to prior period sales	—	—	—	—	—
Credits and payments made	(40)	(32)	—	—	(72)
Balance at December 31, 2018	$29	$88	$157	$2	$276
Provision related to sales in the current year	512	1,306	608	74	2,500
Adjustments related to prior period sales	—	—	(76)	—	(76)
Credits and payments made	(430)	(1,139)	(317)	—	(1,886)
Ending balance at December 31, 2019	$111	$255	$372	$76	$814

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

The Company has accounted for its Needham, Massachusetts office space as an operating lease. The Company’s lease contains an option to renew and extend the lease terms and an option to terminate the lease prior to the expiration date. The Company has not included the lease extension or the termination options within the right-of-use asset and lease liability on the consolidated balance sheets as neither option is reasonably certain to be exercised. The Company’s lease includes variable non-lease components (e.g., common area maintenance, maintenance, consumables, etc.) that are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred.  The Company does not have any other operating or finance leases.

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

As of December 31, 2019 a right-of-use asset of $3.1 million and lease liability of $3.9 million are reflected on the consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

Year ended
December 31, 2019
Lease Expense
Operating lease expense	$885
Total Lease Expense	$885
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$703

December 31, 2019
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	5.5
Weighted average discount rate	14.60%
Maturity Analysis
2020	$955
2021	1,019
2022	1,039
2023	1,060
2024	1,081
Thereafter	546
Total	$5,700
Less: Present value discount	(1,791)
Lease Liability	$3,909

The Company adopted ASU 2016-02 effective January 1, 2019 using the optional transition method permitted under ASU 2018-11.  Accordingly, periods presented prior to January 1, 2019 were not restated to reflect the accounting principles adopted under ASU 2016-02.  Prior to adoption, the Company recorded rent expense from its Needham office on a straight-line basis over the term of the lease with the deferred rent obligation included in accrued expenses (current portion) and other liabilities (noncurrent portion) in the consolidated balance sheet as of December 31, 2018.  The Company amortized any leasehold improvements over the lesser of the useful life of those improvements or the life of the lease.  For the year ended December 31, 2018, the Company recorded rent expense of $0.8 million.

At December 31, 2018, future minimum lease payments under non-cancelable leases under ASC 840 were as follows (in thousands):

2019	$716
2020	971
2021	1,020
2022	1,041
2023	1,062
Thereafter	1,538
Total	$6,348

10. Common stock

As of December 31, 2019 and 2018, the Company had reserved the following shares of common stock for the issuance of common stock for vested restricted stock units, the exercise of stock options, and an outstanding warrant (in thousands):

	December 31,
	2019	2018
Shares reserved under equity compensation plans	15,389	15,572
Shares reserved for inducement grants	6,331	6,381
Shares reserved for 2018 Notes	3,950	20,937
Shares reserved for 2019 Notes	34,796	—
Total shares reserved	60,466	42,890

Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

At-the-market equity offering programs

On March 30, 2017, the Company established an at-the-market equity offering program (ATM) pursuant to which it was able to offer and sell up to $35.0 million of its common stock at then-current market prices from time to time through Cantor, as sales agent. On August 28, 2017, the Company amended its sales agreement with Cantor to increase the maximum aggregate offering price of shares of common stock that can be sold under the ATM to $75.0 million.  Through December 31, 2018, the Company sold 11,518,354 shares under the ATM for net proceeds of approximately $47.3 million (after deducting commissions and other offering expenses). During the year ended December 31, 2019, there were no sales under the ATM. As of December 31, 2019 we can issue an additional $26.6 million of gross proceeds under this program.

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

11. Stock‑based compensation

Stock‑based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Research and development	$1,501	$2,043	$1,381
Selling, general and administrative	7,038	4,628	3,652
Total stock-based compensation expense	$8,539	$6,671	$5,033

All of the $8.5 million, $6.7 million, and $5.0 million of stock-based compensation expense recorded during the years ended December 31, 2019, 2018 and 2017, respectively, was recorded to additional paid-in capital.

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

Awards under the 2012 Plan may include the following award types: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), other stock‑based or cash‑based awards and any combination of the foregoing. As of December 31, 2019, under the 2012 Plan, the Company has granted stock options for 19,733,446 shares of common stock, of which 5,644,811 have been forfeited and 456,865 have been exercised, and granted restricted stock units for 1,922,622 shares of common stock, of which 443,277 have been forfeited and 851,256 have vested. The exercise price of each option has been equal to the closing price of a share of our common stock on the grant date.

Inducement Award Program

In December 2014, the Company established an inducement award program (in accordance with Nasdaq Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase, and RSUs in respect of up to an aggregate of 750,000 shares of common stock to new or prospective employees as inducement to enter into employment with the Company. In December 2016, the Board of Directors authorized and reserved 580,000 additional shares of common stock under this program. In December 2017, the Board of Directors authorized and reserved 2,500,000 additional shares of common stock under this program.  In June and December 2018, the Board of Directors authorized and reserved 1,700,000 and 1,250,000 additional shares of common stock under this program, respectively.  The program is governed by the terms of the 2012 Plan, but shares issued pursuant to the program are not issued under the 2012 Plan. As of December 31, 2019, the Company had granted options for 6,094,671 shares of common stock under the program, of which 2,212,738 have been forfeited and 323,750 have been exercised, and granted restricted stock units for 162,200 shares, of which 62,200 have been forfeited and 50,000 have vested.  As of December 31, 2019, 3,608,183 remain available for future issuance.

Stock Options

A summary of the Company’s stock option activity and related information for the year ended December 31, 2019 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2018	12,522,867	$5.42	7.8	$6,909
Granted	8,280,682	$2.09
Exercised	(91,907)	$1.41
Forfeited/cancelled	(3,453,118)	$4.67
Outstanding at December 31, 2019	17,258,524	$4.00	7.3	$185
Vested at December 31, 2019	7,641,065	$5.45	5.3	$121
Vested and expected to vest at December 31, 2019(1)	16,728,024	$4.00	7.3	$185

(1)	This represents the number of vested options as of December 31, 2019, plus the number of unvested options expected to vest as of December 31, 2019.

The fair value of each stock option was estimated using a Black‑Scholes option‑pricing model with the following assumptions:

	Year ended December 31,
	2019	2018	2017
Risk-free interest rate	1.98%	2.65%	2.02%
Volatility	87%	81%	78%
Dividend yield	—	—	—
Expected term (years)	5.9	5.8	5.8

The Company recorded stock‑based compensation expense associated with employee stock options of $7.1 million, $5.6 million, and $4.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. The weighted‑average grant date fair value of options granted in the years ended December 31, 2019, 2018, and 2017 was $1.44,  $3.72, and $1.83 per share, respectively.  The fair value of options that vested during the years ended December 31, 2019, 2018, and 2017 was $7.3 million, $4.7 million, and $4.8 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2019 and 2018 was $0.1 million and $1.8 million, respectively.

During the first quarter of 2018, the Company granted stock options to purchase a total of 582,500 shares of common stock to certain executives that vest only upon the achievement of specified performance conditions. The Company determined that two of the performance conditions had been achieved as of December 31, 2018. The Company has recognized approximately $0.1 million and $0.7 million of stock-based compensation expense during the year ended December 31, 2019 and 2018, respectively, related to awards that vest upon the achievement of performance conditions. As December 31, 2019, a total of 260,000 performance-based options remain unvested which are expected to vest, which have a weighted average exercise price of $1.52 per share, weighted average remaining contractual term of 9.6 years and $0 aggregate intrinsic value.

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

At December 31, 2019, there was $14.0 million of total unrecognized compensation cost related to unvested stock options and the Company expects to recognize this cost over a remaining weighted-average period of 2.8 years.

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

A summary of RSU activity during the year ended December 31, 2019 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2018	306,750	$5.24
Granted	798,904	$2.57
Vested	(141,439)	$6.93
Forfeited/cancelled	(286,126)	$3.86
Outstanding at December 31, 2019	678,089	$2.36

The Company recorded stock‑based compensation expense associated with employee RSUs of $1.0 million, $0.4 million, and less than $0.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. No RSUs were granted during the years ended December 31, 2017. The total fair value of restricted stock units vested during the years ended December 31, 2019, 2018, and 2017 was approximately $0.3 million, $0.0 million, and $0.0 million, respectively.

At December 31, 2019, there was $1.2 million of total unrecognized compensation cost related to unvested RSUs and the Company expects to recognize this cost over a remaining weighted-average period of 2.6 years.

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

	Six Months ended June 30,	Six Months ended December 31,
	2019	2019
Risk-free interest rate	2.46%	2.10%
Volatility	79%	95%
Dividend yield	—	—
Expected term (years)	0.4	0.5

For the year ended December 31, 2019, the Company has recognized $0.4 million of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the year ended December 31, 2019, the Company issued 341,701 shares of common stock for proceeds of $0.4 million under the Amended and Restated 2018 ESPP.

12. Convertible Senior Notes

On October 17, 2018, the Company closed a registered direct public offering of $150.0 million aggregate principal amount of the Company’s 5.00% Convertible Senior Notes due 2048 (the 2018 Notes), for net proceeds of approximately $145.3 million.  The 2018 Notes are governed by the terms of a base indenture for senior debt securities (the Base Indenture), as supplemented by the first supplemental indenture thereto (the Supplemental Indenture and together with the 2018 Base Indenture, the 2018 Indenture), each dated October 17, 2018, by and between the Company and Wilmington Trust, National Association, as trustee. The 2018 Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2019. The 2018 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms.

The 2018 Notes are convertible into shares of the Company’s common stock, par value $0.0001 per share, together, if applicable, with cash in lieu of any fractional share, at an initial conversion rate of 139.5771 shares of common stock per $1,000 principal amount of the Notes, which corresponds to an initial conversion price of approximately $7.16 per share of common stock and represents a conversion premium of approximately 15.0% above the last reported sale price of the common stock of $6.23 per share on October 11, 2018.  Upon conversion, converting noteholders will be entitled to receive accrued interest on their converted 2018 Notes.  To the extent the Company has insufficient authorized but unissued shares to settle conversions in shares of common stock, the Company would be required to settle the deficiency in cash.

The Company will have the right, exercisable at its option, to cause all Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2018 Indenture) per share of the Company’s common stock equals or exceeds 130% of the conversion price on each of at least 20 VWAP Trading Days (as defined in the 2018 Indenture), whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date the Company first issued the 2018 Notes.

The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends, but will not be adjusted for any accrued and unpaid interest.

Prior to November 1, 2022, the Company will not have the right to redeem the 2018 Notes. On or after November 1, 2022, the Company may elect to redeem the 2018 Notes, in whole or in part, at a cash redemption price equal to the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest, if any.

Unless the Company has previously called all outstanding 2018 Notes for redemption, the 2018 Notes will be subject to repurchase by the Company at the holders’ option on each of November 1, 2023, November 1, 2028, November 1, 2033, November 1, 2038 and November 1, 2043 (or, if any such date is not a business day, on the next business day) at a cash repurchase price equal to the principal amount of the 2018 Notes to be repurchased, plus accrued and unpaid interest, if any.

If a “Fundamental Change” (as defined in the 2018 Indenture) occurs at any time, subject to certain conditions, holders may require the Company to purchase all or any portion of their 2018 Notes at a purchase price equal to 100% of the principal amount of the 2018 Notes to be purchased, plus accrued and unpaid interest.  If a “Fundamental Change” occurs on or before November 1, 2022 and a holder elects to convert its Notes in connection with such change, such holder may be entitled to an increase in the conversion rate in certain circumstances as set forth in the Indenture.

The 2018 Notes are the Company’s senior, unsecured obligations and will be senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2018 Notes; equal in right of payment with the Company’s existing and future indebtedness that is not so subordinated, and effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness.  The 2018 Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

The 2018 Indenture includes customary covenants and set forth certain events of default after which the 2018 Notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default involving the Company or certain of its subsidiaries after which the 2018 Notes become automatically due and payable

The Company assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. Per the terms of the 2018 Indenture, upon conversion of the 2018 Notes, a portion of the principal may be settled in cash until the date upon which the Company’s stockholders approve an increase in the number of authorized shares of common stock, or the Authorized Share Effective Date, as defined.  In consideration of this provision, the Company concluded the conversion feature required bifurcation as a derivative.   The fair value of the conversion feature derivative was determined based on the difference between the fair value of the 2018 Notes with the conversion option and the fair value of the 2018 Notes without the conversion option. The Company determined that the fair value of the derivative upon issuance of the 2018 Notes was $51.5 million and recorded this amount as a derivative liability and the offsetting amount as a debt discount as a reduction to the carrying value of the 2018 Notes on the closing date, or October 17, 2018.

On December 18, 2018, the Authorized Share Effective Date was achieved as the Company’s stockholders approved an increase in the number of authorized shares of Common Stock.  Following this approval, no portion of the 2018 Notes are settleable in cash upon conversion.  As such, the Company determined that the conversion feature no longer met the definition of a derivative following the increase in the number of authorized shares of common stock.  As of December 18, 2018, the Company determined the fair value of the conversion feature was $25.9 million.  The Company recorded the change in the fair value of the conversion feature for the period from October 17, 2018 to December 18, 2018 of $25.6 million as other income on the consolidated statements of operations and comprehensive loss.  As of December 18, 2018, the fair value of the conversion option was reclassified to additional paid-in capital on the consolidated balance sheets as it qualified for a scope exception from derivative accounting.  Accordingly, the conversion feature will no longer be measured at fair value on the Company’s financial statements.

On November 14, 2019 and December 23, 2019, we entered into privately negotiated agreements to exchange approximately $114.3 million and $7.4 million, respectively, aggregate principal amount of the 2018 Notes for (i) approximately $62.9 million and $4.0 million, respectively, aggregate principal amount of 5.00% Convertible Senior Second Lien Notes due 2048 (the 2019 Notes) (ii) an aggregate of approximately $11.4 million and $0.7 million in 2018 Notes principal repayment and (iii) accrued interest on the 2018 Notes through November 14, 2019 and December 23, 2019, respectively.  The 2019 Notes are governed by the terms of an indenture (the 2019 Indenture). The 2019 Notes are senior secured obligations of the Company and bear interest at 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 2019 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with the terms.

The Company determined 2019 Notes exchange met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and the lenders granted a concession. The future undiscounted cash flows of the 2019 Notes after the exchange exceeded the carrying value of the converted 2018 Notes prior to the exchange. As such no gain was recognized as a result of the exchange. The Company reduced the carrying value of the Notes by the cash given and the change in fair value of the conversion option driven by the reduction in conversion price. The change in fair value of the conversion option was determined to be $13.6 million.

The 2019 Notes are convertible into shares of our common stock, par value $0.0001 per share, together, if applicable, with cash in lieu of any fractional share, at an initial conversion rate of 606.0606 shares of common stock per $1,000 principal amount of the 2019 Notes, which corresponds to an initial conversion price of approximately $1.65 per share of common stock and represents a conversion premium of approximately 52.8% above the last reported sale price of our common stock of $1.08 per share on November 11, 2019.

We will have the right, exercisable at our option, to cause all 2019 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2019 Indenture) per share of our common stock equals or exceeds 121% of the conversion price on each of at least 20 VWAP Trading Days, whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date we first issued the 2019 Notes. (Company’s Mandatory Conversion Option)

Upon conversion, converting noteholders will be entitled to receive accrued interest on their converted 2019 Notes. In addition, if the 2019 Notes are converted with a conversion date that is on or prior to November 1, 2020, other than in connection with the Company’s exercise of the Company’s Mandatory Conversion Option then the consideration due upon any such conversion will also include a cash interest make-whole payment for all future scheduled interest payments on the converted 2019 Notes through November 1, 2020 (2019 Notes Interest Make-Whole Provision).

The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends, but will not be adjusted for any accrued and unpaid interest.

We assessed all terms and features of the 2019 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, we assessed the economic characteristics and risks of the 2019 Notes, including the conversion, put and call features. In consideration of the 2019 Notes Interest Make-Whole Provision, we concluded the provision required bifurcation as a derivative.  The fair value of the 2019 Interest Make-Whole Provision was determined using a Monte Carlo model. It was determined that the fair value of the derivative upon the November 14, 2019 and December 23, 2019 issuance of the 2019 Notes was $0.2 million in aggregate; and recorded this amount as a derivative liability and the offsetting amount as a debt discount as a reduction to the carrying value of the 2019 Notes on the closing dates. During the period November 14, 2019 to December 31, 2019, the Company paid out approximately $0.4 million in 2019 Interest Make-Whole payments which was recorded as a reduction of the derivative liability. As of December 31, 2019, we determined the fair value of the 2019 Interest Make-Whole Provision was $0.5 million. The Company recorded the change in the fair value of the 2019 Interest Make-Whole Provision for the period from November 14, 2019 to December 31, 2019 of $0.6 million as other expense on the consolidated statements of operations and comprehensive loss.

The Company determined that all other features of the 2018 Notes and 2019 Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through December 31, 2019.

The Company determined that the expected life of the 2018 Notes and 2019 Notes was equal to the period through November 1, 2023 as this represents the point at which the 2018 Notes and 2019 Notes are initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through November 1, 2023.  For the year ended December 31, 2019, the Company recognized an aggregate of $16.0 million of interest expense related to the 2018 and 2019 Notes. For the year ended December 31, 2019, 2019 Note holders converted $9.5 million aggregate principal of 2019 Notes in exchange for 5,767,872 shares of common stock and $0.4 million of cash for 2019 Interest Make-Whole Provision.

13. Net Loss per Share

ASC 260 “Earnings Per Share” requires the Company to calculate its net loss per share based on basic and diluted net loss per share, as defined. Basic EPS excludes dilution and is computed by dividing net loss by the weighted average number of shares outstanding for the period. For the years ended December 31, 2019 and 2017 net loss, basic and diluted EPS are the same as the assumed exercise of stock options, restricted stock units, and the Notes are anti-dilutive. For the year ended December 31, 2018, the dilutive effect of the outstanding Notes issued by the Company is reflected in diluted EPS using the if-converted method.

The computation of basic and diluted net income (loss) per share attributable to common stockholders consists of the following:

	Year Ended December 31,
	2019	2018	2017
Net loss	(149,209)	(72,434)	(67,802)
Less: Other income	—	(25,556)	—
Add: Interest expense	—	3,071	—
Adjusted diluted net loss	(149,209)	(94,919)	(67,802)

Weighted average shares outstanding	74,578	64,962	38,422
Add: Dilutive effect of the Notes	—	4,359	—
Weighted average diluted shares outstanding	74,578	69,321	38,422

Net loss per share - basic	(2.00)	(1.12)	(1.76)
Net loss per share - diluted	(2.00)	(1.37)	(1.76)

For the year ended December 31, 2018, in calculating the effect of the Notes on diluted net loss per share, the change in fair value of the bifurcated derivative of $25.6 million is subtracted while the interest expense of $3.1 million is added to the Company’s net loss.  As of December 31, 2018, upon conversion of all outstanding Notes, the Company would be required to issue 20,936,548 shares.  Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later.  Accordingly, the weighted average number of potentially issuable shares upon conversion of the Notes was determined by weighting the number of shares potentially issuable as of December 31, 2018, 20,936,548 shares, over the total number of days the Notes were outstanding for the period, 76 days, to calculate an additional 4,359,391 shares to be added to the denominator.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2019	2018	2017
Outstanding stock options	17,258,524	12,522,867	8,719,978
Outstanding restricted stock units	678,089	306,750	—
2018 Notes	3,950,032	—	—
2019 Notes	34,796,363	—	—
Total potentially dilutive securities	56,683,008	12,829,617	8,719,978

14. Income Taxes

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $371.7 million and $392.3 million, respectively, which are available to reduce future taxable income. The Company also had federal and state tax credits of $20.6 million and $3.0 million, respectively, which may be used to offset future tax liabilities. The net operating loss (NOL) and tax credit carryforwards will expire at various dates through 2039, except for $136.3 million of federal net operating loss carryforwards which may be carried forward indefinitely. NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three‑year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	December 31,
	2019	2018
Income tax benefit using U.S. federal statutory rate	21.00%	21.00%
State tax benefit, net of federal benefit	4.26%	6.38%
Research and development tax credits	1.67%	5.61%
Cancellation of debt	(4.76)%	—%
Permanent items	(1.41)%	(0.65)%
Change in the valuation allowance	(20.33)%	(31.82)%
Other	(0.43)%	(0.52)%
	—%	—%

The principal components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$101,039	$88,829
Capitalized research and development	2,230	2,545
Research and development credits	22,944	19,725
Stock-based compensation	4,445	3,756
Other	1,451	543
Total deferred tax assets	132,109	115,398
Deferred tax liabilities:
Debt discount	(3,702)	(13,617)
Total deferred tax liabilities	(3,702)	(13,617)
Net deferred tax asset prior to valuation allowance	128,407	101,781
Valuation allowance	(128,407)	(101,781)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2019 and 2018 because the Company’s management believes that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of approximately $26.6  million in the year ended December 31, 2019 primarily relates to the generation of net operating losses and research and development credits.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. From inception and through December 31, 2019, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not conducted a study of research and development (R&D) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

15. Commitments and contingencies

The Company has entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts.  Please refer to Note 9 for further details regarding the minimum aggregate future lease commitments as of December 31, 2019. In conjunction with the execution of the Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of December 31, 2019 and December 31, 2018.  The amount is included in non-current restricted cash on the consolidated balance sheets as of December 31, 2019.

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

16. License and collaboration agreements

Infinity Pharmaceuticals, Inc. (Infinity)

In November 2016, the Company entered into an amended and restated license agreement with Infinity under which it acquired an exclusive worldwide license for the research, development, commercialization, and manufacture of products in oncology indications containing duvelisib.  In connection with the license agreement, the Company assumed operational and financial responsibility for certain activities that were part of Infinity’s duvelisib program, including the DUO study for patients with relapsed/refractory CLL, and Infinity maintained a portion of the financial responsibility for the shutdown of certain other clinical studies. The Company is obligated to use diligent efforts to develop and commercialize a product in an oncology indication containing duvelisib. During the term of the license agreement, Infinity has agreed not to research, develop, manufacture or commercialize duvelisib in any other indication in humans or animals.

Pursuant to the terms of the license agreement, the Company was required to make the following payments to Infinity in cash or, at the Company’s election, in whole or in part, in shares of the Company’s common stock: (i) $6.0 million upon the completion of the DUO study if the results of the DUO study met certain pre-specified criteria, which was paid in cash by the Company to Infinity in October 2017 and recorded as research and development expense in the consolidated statements of operations and comprehensive loss, and (ii) $22.0 million upon the approval of a NDA in the United States or an application for marketing authorization with a regulatory authority outside of the United States for a product in an oncology indication containing duvelisib, which was paid in cash by the Company to Infinity in November 2018 and recorded as an intangible asset in the consolidated balance sheets.

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

On March 5, 2019, Infinity and Healthcare Royalty Partners III, L.P. (HCR) entered into a purchase and sale agreement, in which HCR paid Infinity a $30.0 million upfront payment and is entitled to receive up to $20.0 million in potential milestone payments from Infinity. In exchange HCR has received the right to receive the royalties due to Infinity from us under the license agreement. As a result, we now pay royalties previously due to Infinity to HCR. We will continue to pay Infinity for the royalties due to MICL and Purdue described above.

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

During the year ended December 31, 2019 and 2018, the Company recorded royalty expense of $1.0 million, and $0.1 million, respectively related to the HCR, Infinity, MICL, and Purdue royalty payments, which are included in costs of sales - product within the consolidated statements of operation. There were no royalties paid to Infinity or HCR during the year ended December 31, 2017.

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

The Company has recognized $0.1 million of collaboration revenue under the Yakult Supply Agreement for the year ended December 31, 2019. The Company satisfied the performance obligation upon delivery of the license and initial technology transfer and recognized the upfront payment of $10.0 million as license revenue during year ended December 31, 2018.

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

For the year ended December 31, 2019 there have been no additional milestones achieved under the CSPC Agreement. The Company satisfied the performance obligation upon delivery of the license and initial technology transfer and recognized the upfront payment of $15.0 million as license revenue during the year ended December 31, 2018.

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

The Company satisfied the performance obligation upon delivery of the license and initial technology transfer and recognized the upfront payment of $5.0 million as license and collaboration revenue during the year ended December 31, 2019.

17. Employee benefit plan

In June 2011, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre‑tax or post‑tax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of approximately $1.3,  $0.8 million, and $0.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

18. Quarterly financial information (unaudited, in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Revenue:
Product revenue, net	$1,671	$3,019	$4,032	$3,617
License and collaboration revenue	—	117	5,000	—
Total revenue	1,671	3,136	9,032	3,617
Operating expenses:
Cost of sales - product	$158	$377	$371	$332
Cost of sales - intangible amortization	392	392	392	393
Research and development	9,758	11,346	12,219	12,455
Selling, general and administrative	26,033	29,298	22,153	23,728
Total operating expenses	36,341	41,413	35,135	36,908
Loss from operations	(34,670)	(38,277)	(26,103)	(33,291)
Other income/(expense)	—	—	—	(641)
Interest income	1,497	1,268	1,005	611
Interest expense	(4,929)	(5,185)	(5,041)	(5,453)
Net loss	$(38,102)	$(42,194)	$(30,139)	$(38,774)
Net loss per share —basic	$(0.52)	$(0.57)	$(0.41)	$(0.51)
Net loss per share —diluted	$(0.52)	$(0.57)	$(0.41)	$(0.51)
Weighted-average number of common shares used in net loss per share —basic and diluted
Net loss per share —basic	73,854	73,877	74,228	76,331
Net loss per share —diluted	73,854	73,877	74,228	76,331

	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
	Ended		Ended		Ended	Ended
	March 31,		June 30,		September 30,	December 31,
	2018		2018		2018	2018
Revenue:
Product revenue, net	$—		$—		$508	$1,210
License and collaboration revenue	—		10,000		15,000	—
Total revenue	—		10,000		15,508	1,210
Operating expenses:
Cost of sales - product	$—		$—		$49	$116
Cost of sales - intangible amortization	—		—		31	392
Research and development	10,934		12,381		11,571	8,762
Selling, general and administrative	9,827		15,813		25,426	26,199
Total operating expenses	20,761		28,194		37,077	35,469
Loss from operations	(20,761)		(18,194)		(21,569)	(34,259)
Other income	—		—		—	25,556
Interest income	191		343		763	1,306
Interest expense	(480)		(516)		(862)	(3,952)
Net loss	$(21,050)		$(18,367)		$(21,668)	$(11,349)
Net loss per share —basic	$(0.41)		$(0.30)		$(0.29)	$(0.15)
Net loss per share —diluted	$(0.41)		$(0.30)		$(0.29)	$(0.37)
Weighted-average number of common shares used in net loss per share —basic and diluted
Net loss per share —basic	50,835	(a)	61,256	(a)(b)	73,644	73,766
Net loss per share —diluted	50,835	(a)	61,256	(a)(b)	73,644	91,061	(c)

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

19. Subsequent events

The Company reviews all activity subsequent to year end but prior to the issuance of the consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the consolidated balance sheet date. The Company is not aware of any material subsequent events other than the following:

Chugai Pharmaceutical Co., Ltd. (Chugai) Agreement

On January 7, 2020, the Company entered into a license agreement (the Chugai Agreement) with Chugai Pharmaceutical Co., Ltd. (Chugai) whereby Chugai granted the Company an exclusive worldwide license for the development, commercialization and manufacture of products containing CH5126766, a dual RAF/MEK inhibitor.

Under the terms of the Chugai Agreement, the Company received an exclusive right to develop and commercialize products containing CH5126766 at the Company’s cost and expense. Upon execution of the Chugai Agreement, the Company is required to pay Chugai a non-refundable payment of $3.0 million which was paid in February 2020. The Company is further obligated to pay Chugai double-digit royalties on net sales of products containing CH5126766, subject to reduction in certain circumstances. Chugai also obtained opt back rights to develop and commercialize CH5126766 (a) in the European Union, which option may be exercised through the date the Company submits a NDA to the FDA for a product which contains CH5126766 as the sole active pharmaceutical ingredient and (b) in Japan and Taiwan, which option may be exercised through the date the Company receives marketing authorization from the FDA for a product which contains CH5126766 as the sole active pharmaceutical ingredient. As consideration for executing either option, Chugai would have to make a payment to the Company calculated on the Company’s development costs to date.

Restructuring

On February 27, 2020, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 31 positions across the Company and other cost-saving measures (the “Restructuring”). The Restructuring is designed to streamline operations, speed execution of the Company’s clinical development of defactinib and CH5126766, and reflect a focused, account-based approach in the field. The Company expects to substantially complete the workforce reduction by the end of the first quarter of 2020.

The Company expects the Restructuring to reduce annualized operating expenses to a range of approximately $70 million to $85 million beginning in the first quarter of 2020.

The Company expects to record a charge of approximately $1.9 million in the first quarter of 2020 as a result of the Restructuring, consisting of one-time termination benefits for employee severance, benefits, and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out over the next three months.

Issuance of Common Stock

On March 3, 2020, the Company sold 46,511,628 shares of Common Stock at a purchase price of $2.15 per share for aggregate gross proceeds of approximately $100.0 million, before deducting fees to the placement agents and other offering expenses payable by the Company pursuant to a securities purchase agreement.

2019 Notes Conversion

From January 1, 2020 through the date of issuance of these consolidated financial statements, the aggregate principal amount of $51.2 million of the Company’s 2019 Notes have been converted into 31,044,835 shares of common stock. As a result, as of the date the issuance of these consolidated financials the Company has $6.2 million aggregate principal amount outstanding of 2019 Notes. On March 9, 2020, the Company exercised the Company’s Mandatory Conversion Option for the remaining $6.2 million of 2019 Notes outstanding which will require the remaining 2019 Notes to be converted into approximately 3.8 million shares of common stock in March 2020.