Form 10-Q
period 2020-09-30
Verastem, Inc.
filed 2020-11-09
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR
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

As of November 6, 2020, there were 169,774,432 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements relate to, among other things, the development and activity of our programs and product candidates, VS-6766 (rapidly accelerated fibrosarcoma (RAF)/ mitogen-activated protein kinase kinase (MEK) program) and defactinib (focal adhesion kinase (FAK) program), the structure of our planned and pending clinical trials, and the timeline and indications for clinical development, regulatory submissions and commercialization of activities. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the uncertainties inherent in research and development of VS-6766 and defactinib, such as negative or unexpected results of clinical trials; whether and when any applications for VS-6766 and defactinib may be filed with regulatory authorities in any other jurisdictions; whether and when regulatory authorities in any other jurisdictions may approve any such other applications that may be filed for VS-6766 and defactinib, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted and, if approved, whether VS-6766 or defactinib will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for VS-6766 and defactinib; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of VS-6766 and defactinib; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that VS-6766 or defactinib will cause unexpected safety events, experience manufacturing or supply interruptions or failures, or result in unmanageable safety profiles as compared to their levels of efficacy; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for VS-6766 or defactinib; that we will be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we may not realize the operational efficiencies and cost savings from restructuring, that we or Chugai Pharmaceutical, Co. Ltd., will fail to fully perform under the license agreement; that we or Secura Bio, Inc. will fail to fully perform under the asset purchase agreement; that we may be unable to make additional draws under our debt facility or obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients; and that the duration and impact of COVID-19 may affect, precipitate or exacerbate one or more of the foregoing risks and uncertainties. Other risks and uncertainties include those identified in this Quarterly Report on Form 10-Q, and in any subsequent filing with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$170,470	$43,514
Short-term investments	—	31,992
Accounts receivable, net	5,685	2,524
Inventory	—	3,096
Restricted cash	9,367	507
Prepaid expenses and other current assets	3,033	3,328
Total current assets	188,555	84,961
Property and equipment, net	497	947
Right-of-use asset, net	2,820	3,077
Intangible assets, net	—	20,008
Restricted cash	25,875	35,241
Other assets	23	812
Total assets	$217,770	$145,046
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,681	$9,655
Accrued expenses	23,164	19,365
Lease liability, short-term	533	420
Derivative liability, short-term	—	450
Current portion of long-term debt	9,300	—
Total current liabilities	37,678	29,890
Non-current liabilities:
Long-term debt	26,397	35,067
Convertible senior notes	20,841	68,556
Lease liability, long-term	3,081	3,489
Other non-current liabilities	—	870
Total liabilities	87,997	137,872
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 300,000 and 200,000 shares authorized, 169,540 and 80,118 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	17	8
Additional paid-in capital	702,403	531,937
Accumulated other comprehensive income	—	14
Accumulated deficit	(572,647)	(524,785)
Total stockholders’ equity	129,773	7,174
Total liabilities and stockholders’ equity	$217,770	$145,046

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Product revenue, net	$5,829	$4,032	$15,098	$8,722
License and collaboration revenue	2,818	5,000	2,912	5,118
Sale of COPIKTRA license and related assets	70,000	—	70,000	—
Total revenue	78,647	9,032	88,010	13,840
Operating expenses:
Cost of sales - product	866	371	1,753	906
Cost of sales - intangible amortization	8	392	793	1,177
Cost of sales - sale of COPIKTRA license and related assets	31,187	—	31,187	—
Research and development	10,955	12,219	31,223	33,322
Selling, general and administrative	20,614	22,153	55,660	77,484
Total operating expenses	63,630	35,135	120,616	112,889
Income (loss) from operations	15,017	(26,103)	(32,606)	(99,049)
Other expense	—	—	(1,313)	—
Interest income	19	1,005	497	3,770
Interest expense	(1,898)	(5,041)	(14,440)	(15,156)
Net income (loss)	$13,138	$(30,139)	$(47,862)	$(110,435)
Net income (loss) per share—basic	$0.08	$(0.41)	$(0.32)	$(1.49)
Net income (loss) per share—diluted	$0.08	(0.41)	(0.32)	(1.49)
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	169,510	74,228	147,766	73,988
Net income (loss) per share—diluted	169,760	74,228	147,766	73,988

Net loss	$13,138	$(30,139)	$(47,862)	$(110,435)
Unrealized (loss) gain on available-for-sale securities	—	(59)	(14)	(100)
Comprehensive loss	$13,138	$(30,198)	$(47,876)	$(110,535)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2019	80,117,531	$8	$531,937	$14	$(524,785)	$7,174
Net loss	—	—	—	—	(37,990)	(37,990)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(5)	—	(5)
Issuance of common stock resulting from exercise of stock options	645,628	—	983	—	—	983
Issuance of common stock resulting from vesting of restricted stock units	58,166	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	1,370	—	—	1,370
Issuance of common stock resulting from private investment in public equity offering, net of issuance costs of $6,171	46,511,628	5	93,824	—	—	93,829
Issuance of common stock under Employee Stock Purchase Plan	227,141	—	259	—	—	259
Conversion of 2019 Notes into common stock	34,796,350	3	57,411	—	—	57,414
Balance at March 31, 2020	162,356,444	$16	$685,733	$9	$(562,775)	$122,983
Net loss	—	—	—	—	(23,010)	(23,010)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(9)	—	(9)
Issuance of common stock resulting from exercise of stock options	179,266	—	551	—	—	551
Issuance of common stock resulting from vesting of restricted stock units	32,650	—	(31)	—	—	(31)
Stock-based compensation expense	—	—	1,659	—	—	1,659
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $55	6,769,559	1	12,229	—	—	12,230
Balance at June 30, 2020	169,337,919	$17	$700,141	$—	$(585,785)	$114,373
Net income	—	—	—	—	13,138	13,138
Issuance of common stock under Employee Stock Purchase Plan	131,052	—	148	—	—	148
Issuance of common stock resulting from vesting of restricted stock units	71,476	—	(42)	—	—	(42)
Stock-based compensation expense	—	—	2,156	—	—	2,156
Balance at September 30, 2020	169,540,447	$17	$702,403	$—	$(572,647)	$129,773

Balance at December 31, 2018	73,806,344	$7	$499,741	$127	$(375,576)	$124,299
Net loss	—	—	—	—	(38,102)	(38,102)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(17)	—	(17)
Issuance of common stock resulting from exercise of stock options	46,803	—	75	—	—	75
Issuance of common stock resulting from vesting of restricted stock units	23,792	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	2,248	—	—	2,248
Balance at March 31, 2019	73,876,939	$7	$502,021	$110	$(413,678)	$88,460
Net loss	—	—	—	—	(42,194)	(42,194)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(24)	—	(24)
Stock-based compensation expense	—	—	3,065	—	—	3,065
Balance at June 30, 2019	73,876,939	$7	$505,086	$86	$(455,872)	$49,307
Net loss	—	—	—	—	(30,139)	(30,139)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(59)	—	(59)
Issuance of common stock under Employee Stock Purchase Plan	341,701	—	439	—	—	439
Issuance of common stock resulting from vesting of restricted stock units	50,000	—	—	—	—	—
Issuance of common stock resulting from exercise of stock options	45,104	—	54	—	—	54
Stock-based compensation expense	—	—	1,915	—	—	1,915
Balance at September 30, 2019	74,313,744	$7	$507,494	$27	$(486,011)	$21,517

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2020	2019
Operating activities
Net loss	$(47,862)	$(110,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	450	335
Amortization of acquired intangible asset	793	1,177
Amortization of right-of-use asset and lease liability	(38)	154
Stock-based compensation expense	5,185	7,228
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	9,765	4,426
Change in fair value of interest make whole provision for 2019 Notes	1,313	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,161)	(1,897)
Inventory	3,096	(151)
Prepaid expenses, other current assets and other assets	1,084	(1,100)
Accounts payable	(4,974)	(1,411)
Accrued expenses and other liabilities	3,951	7
Other long-term liabilities	(870)	370
Intangible assets & property, plant and equipment	19,465	—
Net cash used in operating activities	(11,803)	(101,297)
Investing activities
Purchases of property and equipment	(33)	(7)
Purchases of investments	—	(73,186)
Maturities of investments	32,050	137,680
Net cash provided by investing activities	32,017	64,487
Financing activities
Proceeds from long-term debt, net of issuance costs	—	9,694
Proceeds from the exercise of stock options and employee stock purchase program	1,940	569
Interest make-whole payments on the 2019 Notes	(1,763)	—
Proceeds from the issuance of common stock, net	106,059	—
Net cash provided by financing activities	106,236	10,263
Increase (decrease) in cash, cash equivalents and restricted cash	126,450	(26,547)
Cash, cash equivalents and restricted cash at beginning of period	79,262	130,608
Cash, cash equivalents and restricted cash at end of period	$205,712	$104,061
Supplemental disclosure of non-cash investing and financing activities
Common stock issuance costs included in accounts payable and accrued expenses	$15	$15
Conversion of 2019 Notes into common stock	$57,414	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$217	$—
Settlement of restricted stock units for tax withholdings included in accrued expenses	$124	$—

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the Company) is a development-stage biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with cancer. The Company’s pipeline is focused on novel small molecule drugs that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including RAF/MEK inhibition and focal adhesion kinase (FAK) inhibition.

The Company’s product candidates, defactinib and VS-6766 (formerly known as CH5126766, CK127, and RO5126766), are being investigated for treatment of various solid tumors. The Company is currently developing its product candidates in both preclinical and clinical studies as potential therapies for certain cancers, including, ovarian cancer, lung cancer, colorectal cancer, pancreatic cancer, and mesothelioma. The Company believes that these compounds may be beneficial as therapeutics either as single agents or when used in combination with immuno-oncology agents, other pathway inhibitors or other current and emerging standard of care treatments in aggressive cancers that do not adequately respond to currently available therapies.

On September 24, 2018, the Company’s first commercial product, COPIKTRA® (duvelisib), was approved by the U.S. Food and Drug Administration (the FDA) for the treatment of adult patients with certain hematologic cancers including relapsed or refractory chronic lymphocytic leukemia/ small lymphocytic lymphoma (CLL/SLL) after at least two prior therapies and relapsed or refractory follicular lymphoma (FL) after at least two prior systemic therapies. On August 10, 2020, the Company and Secura Bio, Inc. (Secura) entered into an asset purchase agreement (Secura APA). Pursuant to the Secura APA, the Company sold to Secura its exclusive worldwide license, including certain related assets for the research, development, commercialization, and manufacture in oncology indications of products containing COPIKTRA (duvelisib). The transaction closed on September 30, 2020. Refer to Note 16. License and collaboration agreements for a detailed discussion of the Secura APA.

The condensed consolidated financial statements include the accounts of Verastem Securities Company and Verastem Europe GmbH, wholly-owned subsidiaries of the Company.  All financial information presented has been consolidated and includes the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company is subject to the risks associated with other life science companies, including, but not limited to, possible failure of preclinical testing or clinical trials, competitors developing new technological innovations, inability to obtain marketing approval of the Company’s product candidates, VS-6766 and defactinib, market acceptance and commercial success of the Company’s product candidates, VS-6766 and defactinib, following receipt of regulatory approval, and, protection of proprietary technology and the continued ability to obtain adequate financing to fund the Company’s future operations. If the Company does not obtain marketing approval and successfully commercialize its product candidates, VS-6766 and defactinib, following regulatory approval, it will be unable to generate product revenue or achieve profitability and may need to raise additional capital.

The Company has historical losses from operations and anticipates that it will continue to incur losses as it continues the research and development of its product candidates. As of September 30, 2020, the Company had cash, cash equivalents, restricted cash and short-term investments of $205.7 million, inclusive of $35.2 million of restricted cash, and accumulated deficit of $572.6 million. The Company expects its existing cash resources will be sufficient to fund its planned operations through 12 months from the date of issuance of these condensed consolidated financial statements.

The Company expects to finance the future development costs of its clinical product portfolio with its existing cash, cash equivalents and short-term investments, through future milestones and royalties received through the Secura

APA or through strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (SEC) on March 11, 2020.

Significant Accounting Policies

The significant accounting policies identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 that require the Company to make estimates and assumptions include accrued research and development expenses, stock-based compensation, revenue recognition, collaborative arrangements, accounts receivable, inventory and intangible assets. During the nine months ended September 30, 2020 there were no material changes to the significant accounting policies.

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

Product Revenue, Net

Product Revenue, Net – The Company sold COPIKTRA to a limited number of specialty pharmacies and specialty distributors in the United States. These customers subsequently resold COPIKTRA either directly to patients or to community hospitals or oncology clinics with in-office dispensaries who in turn distribute COPIKTRA to patients. In addition to distribution agreements with customers, the Company also entered into arrangements with (1) certain government agencies and various private organizations (Third-Party Payers), which may provide for chargebacks or discounts with respect to the purchase of COPIKTRA, and (2) Medicare and Medicaid, which may provide for certain rebates with respect to the purchase of COPIKTRA.

The Company recognized revenue on sales of COPIKTRA when a customer obtains control of the product, which occurs at a point in time (typically upon delivery). Product revenues are recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration include trade discounts and allowances, Third-Party Payer chargebacks and discounts, government rebates, other incentives, such as voluntary co-pay assistance, product returns, and other allowances that are offered within contracts between the Company and customers, payors, and other indirect customers relating to the Company’s sale of COPIKTRA. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable or a current liability. These estimates take into consideration a range of possible outcomes based upon relevant factors such as customer contract terms, information received from third parties regarding the anticipated payor mix for COPIKTRA, known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled with respect to sales made.

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. The Company’s analyses contemplate the application of the constraint in accordance with ASC 606. For the three and nine months ended September 30, 2020, the Company determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: The Company generally provided customers with invoice discounts on sales of COPIKTRA for prompt payment, which are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensated its specialty distributor customers for sales order management, data, and distribution services. The Company has determined such services are not distinct from the Company’s sale of COPIKTRA to the specialty distributor customers and, therefore, these payments have also been recorded as a reduction of revenue within the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020.

Third-Party Payer Chargebacks, Discounts and Fees: The Company executed contracts with Third-Party Payers which allowed for eligible purchases of COPIKTRA at prices lower than the wholesale acquisition cost charged to customers who directly purchase the product from the Company. In some cases, customers charged the Company for the difference between what they paid for COPIKTRA and the ultimate selling price to the Third-Party Payers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified Third-Party Payer by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at the end of each reporting period that the Company expects will be sold to Third-Party Payers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. In addition, the Company compensated certain Third-Party Payers for administrative services, such as account management and data reporting. These administrative service fees have also been recorded as a reduction of product revenue within the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020.

Government Rebates: The Company was subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Other Incentives: Other incentives which the Company offered include voluntary co-pay assistance programs, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive for product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses on the condensed consolidated balance sheets.

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

Licenses and Sales of Intellectual Property

Exclusive Licenses of Intellectual Property - The Company may enter into collaboration and licensing arrangements for research and development, manufacturing, and commercialization activities with collaboration partners for the development and commercialization of its product candidates, which have components within the scope of ASC 606. The arrangements generally contain multiple elements or deliverables, which may include (i) licenses, or options to obtain licenses, to the Company’s intellectual property or sale of the Company’s license, (ii) research and development activities performed for the collaboration partner, (iii) participation on joint steering committees, and (iv) the manufacturing of commercial, clinical or preclinical material. Payments pursuant to these arrangements typically include non-refundable, upfront payments, milestone payments upon the achievement of significant development events, research and development reimbursements, sales milestones, and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period. The contracts into which the Company enters generally do not include significant financing components.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its collaboration and license agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract within the scope of ASC 606; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and d) the measure of progress in step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties on license arrangements, should be included in the transaction price as described further below.

If a license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other elements, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of its associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining elements, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure as of progress of each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, is subject to estimates by management and may change over the course of the arrangement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

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

Royalties: For license arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

For sales of license and intellectual property, that include sale-based royalties, including milestone payments based on a level of sales, the Company evaluates whether the royalties and sales based milestones are considered probable of being achieved and estimates the amount of royalties to include over the contractual term using the expected value method and estimates the sales-based milestones using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated royalty and milestone value is included in the transaction price. Royalties and sales-based milestones for territories for which there is not regulatory approval are not considered probable until such regulatory approval is achieved. The Company evaluates factors such as whether consideration is outside the Company’s control, timeline for when the uncertainty will be resolved and historical sales of COPIKTRA if applicable. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and amount of royalty revenue to be received and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, short-term investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of September 30, 2020, the Company’s cash, cash equivalents and short-term investments were deposited at two financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of September 30, 2020 there were two customers that cumulatively made up more than 60% of the Company’s trade accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any trade accounts receivable balances are assured.

For each of the three and nine months ended September 30, 2020, there were three and four customers, respectively who each individually accounted for greater than 10% of the Company’s total product revenue, net and license and collaboration revenue.

Recently Issued Accounting Standards Updates

In June 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 will replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives (Topic 815), and Leases (Topic 842). This ASU delayed the required adoption for SEC filers that are smaller reporting companies as of their determination on November 15, 2019, until annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company has determined that as of November 15, 2019, it is a smaller reporting company and has not elected to early adopt this standard. The Company is currently evaluating the impact the adoption of the standard will have on its condensed consolidated financial statements and related disclosures.

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

In August 2020, the FASB issued No. ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (ASU 2020-06). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.  For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its condensed consolidated financial statements and related disclosures.

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

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$170,470	$43,514
Restricted cash	35,242	35,748
Total cash, cash equivalents and restricted cash	$205,712	$79,262

Amounts included in restricted cash as of September 30, 2020 and December 31, 2019 represent (i) cash that the Company is contractually obligated to maintain in accordance with the terms of the Amended Term Loan Agreement, (ii) cash received pursuant to a funded research and development agreement with the Leukemia and Lymphoma Society (the LLS Research Funding Agreement) which is restricted for future expenditures for specific R&D studies and (iii) cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of approximately $35.0 million, $0.0 million, and $0.2 million respectively, at September 30, 2020 and $35.0 million, $0.5 million, and $0.2 million, respectively, at December 31, 2019. Restricted cash related to Amended Term Loan Agreement is included on the condensed balance sheet at September 30, 2020 in the amount of $9.4 million in current restricted cash and $25.6 million in non-current restricted cash. Restricted cash related to the Amended Term Loan Agreement is segregated between current restricted cash and non-current restricted cash in correlation to the segregation of the Amended Term Loan Agreement between current and non-current at September 30, 2020. Restricted cash related to Amended Term Loan Agreement is included on the condensed balance sheet at December 31, 2019 in non-current restricted cash. Letters of credit are included in non-current restricted cash on the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, and cash related to the LLS Research Funding Agreement is included in current restricted cash on the condensed consolidated balance sheet at December 31, 2019.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2020
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$131,693	$131,693	$—	$—
Total financial assets	$131,693	$131,693	$—	$—

	December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$77,176	$75,678	$1,498	$—
Short-term investments	31,992	—	31,992	—
Total financial assets	$109,168	$75,678	$33,490	$—
Derivative liability	$450	—	—	$450

The Company’s cash equivalents and short-term investments consist of U.S. Government money market funds, corporate bonds, agency bonds and commercial paper of publicly traded companies. The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2020 and December 31, 2019.

During 2019, a derivative liability was recorded as a result of the issuance of the 2019 Notes (see Note 12. Convertible Senior Notes). The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy and it has been valued using unobservable inputs. These inputs include: (1) a simulated share price at the time of conversion of the 2019 Notes, (2) assumed timing of conversion of the 2019 Notes, (3) risk-adjusted discount rate to present value the probability-weighted cash flows, and (4) entity specific cost of equity. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

The fair value of the derivative liability was determined using a Monte-Carlo simulation by calculating fair value of the 2019 Interest Make-Whole Payment to 2019 Note holders based on assumed timing of conversion of the 2019 Notes. At December 31, 2019, the risk-adjusted discount rate was determined to be 13.08% and entity specific cost of equity was determined to be 16.54%.

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the 2019 Notes (in thousands):

January 1, 2020	$450
Fair value adjustment	1,313
Derivative liability extinguished upon conversion	(1,763)
September 30, 2020	$—

During the nine months ended September 30, 2020 the derivative liability has been settled upon conversion of all 2019 Notes into shares of common stock (see Note 12. Convertible Senior Notes).

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the condensed consolidated balance sheet dates. The carrying value of the Company’s long-term debt, including the current portion, at September 30, 2020 and December 31, 2019 was approximately $35.7 million and $35.1 million, respectively. The Company estimates that the fair value of its long-term debt, including the current portion, was approximately $37.0 million at both September 30, 2020 and December 31, 2019. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

The fair value of the Company’s 5.00% Convertible Senior Notes due 2048 (the 2018 Notes) as of September 30, 2020 was approximately $10.0 million, which differs from the carrying value of the 2018 Notes of $20.8 million. The fair value of the 2018 Notes was determined using Level 2 inputs.

5. Investments

Cash, cash equivalents, restricted cash and short-term investments consist of the following (in thousands):

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$205,712	$—	$—	$205,712
Total cash, cash equivalents & restricted cash:	$205,712	$—	$—	$205,712

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$77,764	$—	$—	$77,764
Corporate bonds, agency bonds and commercial paper (due within 90 days)	1,498	$—	$—	$1,498
Total cash, cash equivalents & restricted cash:	$79,262	$—	$—	$79,262
Investments:
Corporate bonds and commercial paper (due within 1 year)	$31,979	$14	$—	$31,993
Total investments	$31,979	$14	$—	$31,993
Total cash, cash equivalents, restricted cash and investments	$111,241	$14	$—	$111,255

There were no realized gains or losses on investments for the three and nine months ended September 30, 2020 or 2019, respectively. There were zero and two investments in an unrealized loss position as of September 30, 2020 and December 31, 2019, respectively. None of these investments had been in an unrealized loss position for more than

12 months. The fair value of these securities as of September 30, 2020 and December 31, 2019 was $0 and $5.8 million, respectively, and the aggregate unrealized loss was immaterial. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2020 and December 31, 2019, respectively.

6. Inventory

Inventory consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$—	$955
Work in process	—	2,040
Finished goods	—	101
Total inventories	$—	$3,096

Pursuant to the Secura APA, discussed further in Note 16. License and collaboration agreements, the Company sold its exclusive worldwide license for the research, development, commercialization, and manufacture in oncology indications of products containing COPIKTRA (duvelisib) and certain existing duvelisib inventory. In connection with the sale to Secura, the Company expensed approximately $6.0 million of existing duvelisib inventory transferred to Secura as cost of sales – sale of COPIKTRA license and related assets for the three and nine months ended September 30, 2020.

7. Intangible assets

Intangible assets consisted of $22.0 million milestone payment which became payable upon the FDA marketing approval on September 24, 2018, pursuant to the amended and restated license agreement with Infinity Pharmaceuticals, Inc. (Infinity). The Company made the milestone payment of $22.0 million to Infinity in November 2018. The Company recorded approximately less than $0.1 million and $0.8 million in amortization expense related to finite-lived intangible assets during the three and nine months ended September 30, 2020 using the straight-line methodology.

On July 2, 2020, the Company’s intangible asset met the Held for Sale criteria and the Company ceased amortization. Pursuant to the Secura APA, discussed further in Note 16. License and collaboration agreements the Company sold its exclusive worldwide license for the research, development, commercialization, and manufacture in oncology indications of products containing COPIKTRA (duvelisib) to which the Company’s intangible asset related thereto. In connection with the sale the Company expensed the remaining balance of $19.2 million as cost of sales – sale of COPIKTRA license and related assets during the three and nine months ended September 30, 2020.

8. Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Compensation and related benefits	8,078	7,399
Contract research organization costs	6,423	5,467
Commercialization costs	2,707	3,028
Interest	874	897
Consulting fees	3,283	1,610
Professional fees	882	573
Other	917	391
Total accrued expenses	$23,164	$19,365

9. Product revenue reserves and allowances

As of September 30, 2020, the Company’s sole source of product revenue has been from sales of COPIKTRA in the United States, which it began shipping to customers on September 25, 2018. The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2020 (in thousands):

		Third-Party
	Trade	Payer	Government
	discounts	chargebacks,	rebates and
	and	discounts	other
	allowances	and fees	incentives	Returns	Total
Balance at December 31, 2019	$111	$255	$372	$76	$814
Provision related to sales in the current year	626	1,846	673	377	3,522
Adjustments related to prior period sales	—	—	—	—	—
Credits and payments made	(590)	(1,805)	(725)	(327)	(3,447)
Ending balance at September 30, 2020	$147	$296	$320	$126	$889

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

As of September 30, 2020, a right-of-use asset of $2.8 million and lease liability of $3.6 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Lease Expense
Operating lease expense	$221	$222	$664	$666
Total Lease Expense	$221	$222	$664	$666
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$252	$180	$703	$512

September 30, 2020
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	4.8
Weighted average discount rate	14.6%
Maturity Analysis
2020	$252
2021	1,019
2022	1,039
2023	1,060
2024	1,081
Thereafter	546
Total	$4,997
Less: Present value discount	(1,383)
Lease Liability	$3,614

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

Per the terms of the Amended Loan Agreement, the Company may borrow up to an aggregate of $75.0 million, of which $35.0 million was outstanding immediately as of April 23, 2019 (Fourth Amendment Date) (Amended Term A Loan) as a result of the existing outstanding principal of term loans of $25.0 million being converted into the Amended Term A Loan, and an additional $10.0 million being drawn on the Fourth Amendment Date. The remaining $40.0 million of borrowing capacity may be drawn in multiple tranches comprised of (i) a term loan in an amount of up to $15.0 million upon the Company generating cumulative net product revenues (as defined in the Amended Loan Agreement) of either (a) $37.5 million on or before April 30, 2020 or (b) $50.0 million on or before June 30, 2020 (Amended Term B Loan), and (ii) a term loan in an amount of up to $25.0 million available through December 31, 2021, subject to Hercules’ approval and certain other conditions specified in the Amended Loan Agreement (the Amended Term C Loan, and together with the Amended Term A Loan and Amended Term B Loan, the Amended Term Loan). The funding conditions for the Amended Term B Loan have not been met and expired on June 30, 2020. As of September 30, 2020, the Company has borrowed a total of $35.0 million in term loans.

The Company must maintain unrestricted and unencumbered cash in accounts subject to control agreements in favor of Hercules of an aggregate amount greater than or equal to 100% of the outstanding debt obligations under the Amended Term Loan Agreement, unless and until the Company receives of Net Product Revenues (as defined in the Amended Loan Agreement) of at least $20 million on or before December 31, 2020, measured on a trailing six month basis (Initial Net Product Revenue Threshold). As of September 30, 2020, the Company has not met the Initial Net Product Revenue Threshold. Due to the Secura sale discussed below in Note 16. License and collaboration agreements, the Company can no longer meet the Initial Net Product Revenue Threshold. The Company has recorded a total $35.0 million in current restricted cash and non-current restricted cash on the condensed consolidated balance sheets. As the Initial Net Product Revenue Threshold is not possible of achievement, the Company must, on a monthly basis, either (a) maintain at all times during such month unrestricted and unencumbered cash in accounts subject to control agreements in favor of Hercules, in an aggregate amount greater than or equal to 50% of the outstanding debt obligations under the Amended Loan Agreement, or (b) show net product revenues of at least 80% of the amounts shown on the Company’s most recent board approved financial and business projections, measured on a trailing six month basis as of the end of such calendar month,

The Amended Term Loan will mature on December 1, 2022 (Amended Term Loan Maturity Date). Each advance accrues interest at a floating per annum rate equal to the greater of (a) 9.75% or (b) the lesser of (i) 12.00% and (ii) the sum of (x) 9.75% plus (y) (A) the prime rate (as defined in the Amended Loan Agreement) minus (B) 5.50%. The Amended Term Loan provides for interest-only payments until April 1, 2021, which may be extended to December 1, 2021 subject to the Company generating $40.0 million in net product revenue on a trailing six-month basis on or prior to December 31, 2020 provided that no event of default has occurred.  Thereafter, amortization payments will be payable monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates).

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

The Company assessed all terms and features of the Amended Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the Amended Loan Agreement, including put and call features. The Company determined that all features of the Amended Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through September 30, 2020.

The future principal payments under the Amended Term Loan are as follows as of September 30, 2020 (in thousands):

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

The 2018 Indenture includes customary covenants and sets forth certain events of default after which the 2018 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company or certain of its subsidiaries after which the 2018 Notes become automatically due and payable. The 2018 Notes contain a subjective acceleration clause whereby the holders of the 2018 Notes have the option to call the 2018 Notes upon the occurrence of a Fundamental Change (as defined in the 2018 Indenture).  The Company has determined that this acceleration is not probable and therefore the 2018 Notes are classified as a non-current liability on the condensed balance sheets.

The Company assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon the Company’s stockholders approving an increase in the number of authorized shares of Common Stock in December 2018. The Company determined that all other features of the 2018 Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.  There have been no changes to the Company’s original assessment through September 30, 2020.

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

During the first three months of the nine month period ended September 30, 2020, 2019 Note holders converted $57.4 million aggregate principal of 2019 Notes in exchange for 34,796,350 shares of common stock and $1.8 million of cash for the 2019 Note Interest Make-Whole Provision. The Company recorded approximately $0.0 million and $1.3 million for the three and nine months ended September 30, 2020, respectively, as other expense for the change in fair value of the 2019 Notes Interest Make-Whole Provision in the condensed consolidated statements of operations and comprehensive income (loss). The Company determined that all other features of the 2019 Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements. As of September 30, 2020, all 2019 Notes have converted into shares of common stock.

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

During the three and nine months ended September 30, 2020, the Company sold 0 shares and 6,769,559 shares, respectively under this program for net proceeds of approximately $0 million and $12.2 million, respectively (after deducting commissions and other offering expenses). Through September 30, 2020, the Company has sold a total of 18,287,913 shares under this program for net proceeds of approximately $59.6 million (after deducting commissions and other offering expenses).

14. Stock-based compensation

Stock options

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2020 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2019	17,258,524	$4.00	7.3	$185
Granted	621,357	$1.92
Exercised	(824,894)	$1.86
Forfeited/cancelled	(4,142,720)	$3.97
Outstanding at September 30, 2020	12,912,267	$4.04	6.5	$11
Vested at September 30, 2020	8,562,159	$4.75	5.6	$10
Vested and expected to vest at September 30, 2020(1)	12,702,267	$4.07	6.5	$11
(1)	This represents the number of vested options as of September 30, 2020, plus the number of unvested options expected to vest as of September 30, 2020.

The fair value of each stock option granted during the nine months ended September 30, 2020 and 2019 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	September 30,
	2020	2019
Risk-free interest rate	0.75%	2.10%
Volatility	94%	86%
Dividend yield	—	—
Expected term (years)	5.8	5.8

Restricted stock units (RSUs)

The Company awards RSUs to employees under its Amended and Restated 2012 Incentive Plan and its inducement award program. Each RSU entitles the holder to receive one share of the Company’s common stock when the RSU vests. The RSUs generally vest in either (i) four substantially equal installments on each of the first four anniversaries of the vesting commencement date, (ii) 100 percent on the first anniversary of the vesting commencement date, (iii) thirty three and one-third percent (33 1/3%) on the first anniversary of the vesting commencement date and as to an additional eight and two-thirds percent (8.33%) at the end of each successive three-month period thereafter, (iv) 100 percent after approximately 21 months from the vesting commencement date, and (v) 50% after approximately four months from vesting commencement date and 50% after one year from vesting commencement date subject to the employee’s continued employment with, or service to, the Company on such vesting date. Compensation expense is recognized on a straight-line basis.

A summary of RSU activity during the nine months ended September 30, 2020 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2019	678,089	$2.36
Granted	3,825,007	$1.56
Vested	(595,289)	$2.25
Forfeited/cancelled	(149,259)	$2.69
Outstanding at September 30, 2020	3,758,548	$1.55

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

The Company modified all unvested equity awards held by employees included in the August 2020 Restructuring discussed in Note 19 Restructurings. On September 30, 2020, the Company accelerated all unvested awards held by employees included in the August 2020 Restructuring to be fully vested on September 30, 2020. As a result of the modification, the Company recognized incremental stock compensation cost of approximately $0.5 million during the three and nine months ended September 30, 2020 within selling, general and administrative expense.

Employee stock purchase plan

At the Special Meeting of Stockholders, held on December 18, 2018, the stockholders approved the 2018 Employee Stock Purchase Plan (2018 ESPP). On June 21, 2019, the board of directors of the Company amended and restated the 2018 ESPP, to account for certain non-material changes to the plan’s administration (the Amended and Restated 2018 ESPP). The Amended and Restated 2018 ESPP provides eligible employees with the opportunity, through regular payroll deductions, to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the common stock (a) on the date the option is granted, which is the first day of the purchase period, and (b) on the exercise date, which is the last business day of the purchase period. The Amended and Restated 2018 ESPP generally allows for two six-month purchase periods per year beginning in January and July, or such other periods as determined by the compensation committee of the Company’s board of directors. The Company has reserved 2,000,000 shares of common stock for the administration of the Amended and Restated 2018 ESPP. The fair value of shares expected to be purchased under the Amended and Restated 2018 ESPP was calculated using the following weighted-average assumptions:

	Nine months ended September 30,
	2020	2019
Risk-free interest rate	1.04%	2.26%
Volatility	109%	88%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the nine months ended September 30, 2020 and 2019, the Company has recognized $0.1 million and $0.4 million, respectively, of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the nine months ended September 30, 2020 the Company issued 358,193 shares of common stock for proceeds of $0.4 million under the Amended and Restated 2018 ESPP.

15. Net income (loss) per share

Basic net income (loss) per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, restricted stock units, and employee stock purchase plan shares (using the “treasury stock” method), and the 2018 Notes and 2019 Notes (using the “if-converted” method), unless their effect on net loss per share is anti-dilutive.

The computation of basic and diluted net income (loss) per share attributable to common stockholders consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator
Net income (loss)	13,138	(30,139)	(47,862)	(110,435)

Denominator
Weighted average shares outstanding - basic	169,510	74,228	147,766	73,988

Effect of dilutive securities:
Restricted Stock Units	137	-	-	-
Stock Options	86	-	-	-
Employee Stock Purchase Plan	27	-	-	-
Weighted average shares outstanding - diluted	169,760	74,228	147,766	73,988

Net income (loss) per share - basic	0.08	(0.41)	(0.32)	(1.49)
Net income (loss) per share - diluted	0.08	(0.41)	(0.32)	(1.49)

The following potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Outstanding stock options	11,613,978	16,493,690	12,912,267	16,493,690
Outstanding restricted stock units	807,566	816,959	3,758,548	816,959
2018 Notes	3,950,032	20,936,548	3,950,032	20,936,548
Employee Stock Purchase Plan	—	262,852	105,533	262,852
Total potentially dilutive securities	16,371,576	38,510,049	20,726,380	38,510,049

16. License and collaboration agreements

Secura Bio, Inc. (Secura)

On August 10, 2020, the Company and Secura signed the Secura APA and on September 30, 2020, the transaction closed.

Pursuant to the Secura APA, the Company sold to Secura its exclusive worldwide license, including related assets, for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib. The sale included certain intellectual property related to duvelisib in oncology indications, certain existing duvelisib inventory, claims and rights under certain contracts pertaining to duvelisib. Pursuant to the Secura APA, Secura assumed all operational and financial responsibility for activities that were part of the Company’s duvelisib oncology program, including all commercialization efforts related to duvelisib in the United States and Europe, as well as the Company’s ongoing duvelisib clinical trials. Further, Secura assumed all obligations with existing collaboration partners developing and commercializing duvelisib, which include Yakult Honsha Co., Ltd. (Yakult), CSPC Pharmaceutical Group Limited (CSPC), and Sanofi. Additionally, Secura assumed all royalty payment obligations due under the amended and restated license agreement with Infinity.

Pursuant to the terms of the Secura APA, Secura has agreed to pay the Company (i) an up-front payment of $70.0 million which was paid to the Company in September 2020, (ii) regulatory milestone payments up to $45.0 million, consisting of a payment of $35.0 million upon receipt of regulatory approval of COPIKTRA in the United States for the treatment of peripheral T-cell lymphoma and a payment of $10.0 million upon receipt of the first regulatory approval for the commercial sale of COPIKTRA in the European Union for the treatment of peripheral T-cell lymphoma, (iii) sales milestone payments of up to $50.0 million, consisting of $10.0 million when total worldwide net sales of COPIKTRA exceed $100.0 million, $15.0 million when total worldwide net sales of COPIKTRA exceed $200.0 million and $25.0 million when total worldwide net sales of COPIKTRA exceed $300.0 million, (c) low double-digit royalties on the annual aggregate net sales above $100.0 million in the United States, European Union, and the United Kingdom of Great Britain and Northern Ireland and (d) 50% of all royalty, milestone and sublicense revenue payments payable to Secura under the Company’s existing license agreements with Sanofi, Yakult, and CSPC, and 50% of all royalty and milestone payments payable to Secura under any license or sublicense agreement entered into by Secura in certain jurisdictions.

In connection with the Secura APA, the Company and Secura entered into a transition services agreement (Secura TSA). Under the terms of the Secura TSA, the Company will provide certain support functions at Secura’s direction for a term of less than one year from the date of execution, unless earlier terminated or extended according to the terms of the Secura TSA (Secura TSA Services). Secura may cancel the Secura TSA at sole discretion for any or no reason with five days' notice. Services performed are paid at a mutually agreed upon rate.

The Company evaluated the Secura APA and Secura TSA in accordance with ASC 606 as the Company concluded that the counterparty, Secura, is a customer. The Company identified the following performance obligations under the Secura APA and Secura TSA:

●	a bundled performance obligation consisting of delivery of the duvelisib global license and intellectual property, certain existing duvelisib inventory, certain duvelisib contracts and clinical trials, certain regulatory approvals, and certain regulatory documentation and books and records (the Bundled Secura Performance Obligation); and
●	Secura TSA Services.

The Company concluded that the duvelisib global license and intellectual property were not distinct within the context of the contract (i.e. separately identifiable) because the other assets including certain existing duvelisib inventory, certain duvelisib contracts and clinical trials, certain regulatory approval, and certain regulatory documentation and books and records do not have stand-alone value from other duvelisib global license and intellectual property and Secura could not benefit from them without the duvelisib global license and intellectual property. Consistent with the guidance under ASC 606-10-25-16A, the Company disregarded immaterial promised goods and services when determining performance obligations.

The Company has determined that the upfront payment of $70.0 million, future potential milestone payments and royalties including from Secura’s sublicensees should be allocated to the delivery of the Bundled Secura Performance Obligation. The Company has the right to consideration for TSA services in an amount that corresponds directly with the value to Secura of the Company’s performance to date. Consideration allocated to the Secura TSA Services will be recognized as such services are provided over the performance period using an output method based on the amount to which the Company has a right to invoice.

Future potential milestones and royalties were excluded from the transaction price, as all milestone amounts and royalties were fully constrained under the guidance. As part of our evaluation of the constraint, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments and royalties.  Those factors include: the amount of variable consideration is highly susceptible to factors outside of the Company’s influence, the uncertainty about the consideration is not expected to be resolved for a long period of time, with respect to future global royalties the Company considered that there is no history of selling COPIKTRA outside of the United States to be able to forecast results reliably. Future potential milestone payments and royalties were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

During the three and nine months ended September 30, 2020, the Company recognized $70.0 million as sale of COPIKTRA license and related assets revenue related to delivery of the Bundled Secura Performance Obligation within the statements of operations and comprehensive income (loss). The Company recognized approximately $31.2 million of cost of sales – sale of COPIKTRA license and related assets within the statements of operations and comprehensive income (loss) which consisted of $19.2 million, $6.0 million, $5.8 million and $0.2 million for the intangible asset, certain duvelisib inventory, net duvelisib contract prepaid balances and manufacturing equipment, respectively, which were delivered to Secura as part of the sale.

Pro Forma Financial Information

The following pro forma financial information reflects the consolidated results of operations of the Company as if the duvelisib sale to Secura had taken place on January 1, 2019. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net revenue	1,250	2,500	1,250	2,500
Net loss	(13,308)	(13,394)	(52,551)	(48,915)

Net loss per share—basic	(0.08)	(0.18)	(0.36)	(0.66)
Net loss per share—diluted	(0.08)	(0.18)	(0.36)	(0.66)

The pro forma statements include adjustments to eliminate the direct operating results attributable to duvelisib as if the duvelisib sale to Secura occurred on January 1, 2019. The adjustments include elimination of all product revenue, net, sale of COPIKTRA license and related assets revenue, cost of sales – product, cost of sales – intangible amortization, and cost of sales – sale of COPIKTRA license and related assets which were solely and directly related to duvelisib. The adjustments include removing license and collaboration revenue the Company would not have earned if the duvelisib sale had taken place January 1, 2019. Net revenue for the three and nine months ended September 30, 2020 includes $1.3 million or 50% of the $2.5 million milestone earned by Sanofi. Net revenue for the three and nine months ended September 30, 2019 includes $2.5 million or 50% of the $5.0 million upfront received in connection with entering into the license and collaboration agreement with Sanofi. Adjustments to research and development, and selling, general and administrative expenses include amounts that are directly related to duvelisib. The pro forma adjustments do not include any adjustments to other expense, interest income or interest expense. Nonrecurring pro forma transaction costs directly attributable to the Secura transaction were approximately $3.5 million for the three and nine month period ended September 30, 2020 and have been deducted from the net loss above. With respect to selling, general and administrative expenses the Company has adjusted the direct expenses associated with duvelisib, including commercial activities. With respect to research and development expenses, the Company allocates the expenses related to external research and development services, such as contract research organizations, clinical sites, manufacturing organizations and consultants by project. The Company uses our employee and infrastructure resources across multiple research and development projects. The Company’s project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. Accordingly, for both selling, general and administrative and research and development expenses, the pro forma adjustments do not include adjustments for allocations of indirect operating costs as these costs are deployed across multiple programs not directly related to duvelisib. In addition, the Company has not included any allocations of anticipated savings due to costs that may be reduced or eliminated.

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

The Company evaluated the license agreement with Chugai under ASC Topic 805, Business Combinations (ASC 805) and concluded that as the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. The Company recorded the up-front payment of $3.0 million as research and development expense within the condensed consolidated statement of operations for the nine months ended September 30, 2020.

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

Sanofi paid the Company an upfront, non-refundable payment of $5.0 million in August 2019. The Company is also entitled to receive aggregate payments of up to $42.0 million if certain regulatory and commercial milestones are successfully achieved. Sanofi is obligated to pay the Company double-digit royalties on net sales of products containing duvelisib in the Sanofi Territory, subject to reduction in certain circumstances. For the three and nine months ended September 30, 2020, the Company recognized $2.5 million of license revenue upon achievement of two development milestones in the three month period ended September 30, 2020.

As discussed above as of September 30, 2020, Secura has assumed from the Company all responsibilities and obligations under the Sanofi Agreement. After September 30, 2020, the Company is entitled to 50% of future milestone payments and royalties pursuant to the Secura APA discussed under heading Secura Bio, Inc. (Secura) above. Future milestone and royalty payments pursuant to the Sanofi Agreement will be paid by Sanofi to Secura. The Company’s portion of such milestone and royalty payments will be subsequently remitted to the Company by Secura.

Yakult Honsha Co., Ltd. (Yakult)

On June 5, 2018, the Company entered into a license and collaboration agreement with Yakult (the Yakult Agreement), under which the Company granted exclusive rights to Yakult to develop and commercialize products containing duvelisib in Japan for the treatment, prevention, palliation or diagnosis of all oncology indications in humans or animals.

Yakult paid the Company an upfront, non-refundable payment of $10.0 million in June 2018. The Company is also entitled to receive aggregate payments of up to $90.0 million if certain development, regulatory and commercial milestones are successfully achieved. Yakult is obligated to pay the Company a double-digit royalty on net sales of products containing duvelisib in Japan, subject to reduction in certain circumstances, and to fund certain global development costs related to worldwide clinical trials conducted by the Company in which Yakult has opted to participate on a pro-rata basis. For the nine months ended September 30, 2020, there have been no additional milestones achieved under the Yakult Agreement.

As discussed above as of September 30, 2020, Secura has assumed from the Company all responsibilities and obligations under the Yakult Agreement. After September 30, 2020, the Company is entitled to 50% of future milestone payments and royalties pursuant to the Secura APA discussed under heading Secura Bio, Inc. (Secura) above. Payments pursuant to the Yakult Agreement will be paid by Yakult to Secura. The Company’s portion of such milestone and royalty payments will be subsequently remitted to the Company by Secura.

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

CSPC paid the Company an aggregate upfront, non-refundable payment of $15.0 million in 2018. The Company is also entitled to receive aggregate payments of up to $160.0 million if certain development, regulatory and commercial milestones are successfully achieved. CSPC is obligated to pay the Company a double-digit royalty on net sales of products containing duvelisib in the CSPC Territory, subject to reduction in certain circumstances, and to fund certain global development costs related to worldwide clinical trials conducted by the Company in which CSPC has opted to participate on a pro-rata basis. For the nine months ended September 30, 2020 there have been no additional milestones achieved under the CSPC Agreement.

As discussed above as of September 30, 2020, Secura has assumed from the Company all responsibilities and obligations under the CSPC Agreement. After September 30, 2020, the Company is entitled to 50% of future milestone payments and royalties pursuant to the Secura APA discussed under heading Secura Bio, Inc. (Secura) above. Payments pursuant to the CSPC Agreement will be paid by CSPC to Secura. The Company’s portion of such milestone and royalty payments will be subsequently remitted to the Company by Secura.

17. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2020 and 2019, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2020 and 2019, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

18. Commitments and contingencies

The Company has no other commitments other than minimum lease payments as disclosed in Note 10. Leases.

19. Restructurings

On October 28, 2019, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 40 positions across the Company and other cost-saving measures (the October 2019 Restructuring). The October 2019 Restructuring was designed to streamline operations, speed execution, and reflect the focused, account-based approach in the field. The Company recorded $1.2 million of costs in the fourth quarter of 2019, for one-time termination benefits to the affected employees, including cash severance payments, healthcare benefits, and outplacement assistance.

On February 27, 2020, following further analysis of the Company’s strategy, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 31 positions across the Company and other cost-saving measures (the February 2020 Restructuring). The February 2020 Restructuring is designed to streamline operations, speed execution of the Company’s clinical development of defactinib and CH5126766, and reflect a focused, account-based approach in the field.

In August 2020, in connection with the duvelisib sale to Secura pursuant to the Secura APA, the Company committed to a strategic restructuring (the August 2020 Restructuring). The restructuring included a workforce reduction of approximately 41 positions primarily in the Company’s commercial operations department.

During the three and nine months ended September 30, 2020, the Company recorded an aggregate expense of $3.0 million and $4.8 million, respectively, which is reflected in the condensed consolidated statements of operation and comprehensive income (loss) as selling general, and administrative expense for $2.9 million and $4.3 million, respectively, and research and development expense for $0.1 million and $0.5 million, respectively, for the February 2020 Restructuring and August 2020 Restructuring for one-time termination benefits for employee severance, benefits, and related costs.

The following table summarizes the accrued liabilities activity recorded in connection with the restructurings for the nine months ended September 30, 2020 (in thousands):

Employee severance, benefits and related costs	Amounts accrued at December 31, 2019	Charges	Amount Paid	Adjustments	Amounts accrued at September 30, 2020
October 2019 Restructuring	631	—	(626)	(5)	—
February 2020 Restructuring	—	1,788	(1,653)	10	145
August 2020 Restructuring	—	2,993	—	—	2,993
Total	$631	$4,781	$(2,279)	$5	$3,138

20. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. The Company is not aware of any material subsequent events other than the following:

2018 Notes Exchange

On November 6, 2020, the Company entered into a privately negotiated agreement with an investor who is a holder of the Company’s 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 5.00% Convertible Senior Notes due 2048 (the 2020 Notes). The issuance of the 2020 Notes is expected to close on November 13, 2020 (the Closing Date), subject to customary closing conditions. The 2020 Notes will be governed pursuant to a indenture by and between the Company and Wilmington Trust, National Association, as trustee and collateral agent (the Trustee), dated as of October 17, 2018 (the Base Indenture), as supplemented by the second supplemental indenture thereto to be dated the Closing Date (the Supplement Indenture and together with the Base Indenture, the 2020 Indenture).

The Company will have the right, exercisable at its option, to cause all 2020 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2020 Indenture) per share of the Company’s common stock equals or exceeds 123.08% of the conversion price on each of at least 20 “VWAP Trading Days” (as defined in the 2020 Indenture), whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date the Company first issued the 2020 Notes.

The initial conversion rate for the 2020 Notes is 307.6923 shares of the Company’s common stock per $1,000 principal amount of the 2020 Notes, which is equivalent to an initial conversion price of approximately $3.25 per share, representing an approximately 153.9% premium to the sale price of $1.28 per share of the Company’s common stock on November 5, 2020, as reported on the Nasdaq Global Market.  The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends, but will not be adjusted for any accrued and unpaid interest.

Prior to November 1, 2023, the Company will not have the right to redeem the 2020 Notes. On or after November 1, 2023, the Company may elect to redeem the 2020 Notes, in whole or in part, at a cash redemption price equal to the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any.

Unless the Company has previously called all outstanding 2020 Notes for redemption, the 2020 Notes will be subject to repurchase by the Company at the holders’ option on each of November 1, 2023, November 1, 2028, November 1, 2033, November 1, 2038 and November 1, 2043 (or, if any such date is not a business day, on the next business day) at a cash repurchase price equal to the principal amount of the 2020 Notes to be repurchased, plus accrued and unpaid interest, if any.

If a Fundamental Change (as defined in the 2020 Indenture) occurs at any time, subject to certain conditions, holders may require the Company to purchase all or any portion of their 2020 Notes at a purchase price equal to 100% of the principal amount of the 2020 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the “Fundamental Change Repurchase Date” (as defined in the 2020 Indenture).  If a “Make-Whole Fundamental Change” (as defined in the 2020 Indenture) occurs on or before November 1, 2022 and a holder elects to convert its 2020 Notes in connection with such Make-Whole Fundamental Change, such holder may be entitled to an increase in the conversion rate in certain circumstances as set forth in the 2020 Indenture.

Upon conversion of the 2020 Notes, holders will receive a cash payment equal to the accrued and unpaid interest on the converted 2020 Notes.

The 2020 Notes are the Company’s senior unsecured obligations and will be senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2020 Notes, and equal in right of payment with the Company’s existing and future indebtedness that is not so subordinated, and effectively subordinated to the Company’s existing and future indebtedness, to the extent of the value of the collateral securing such indebtedness.  The 2020 Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

The Company will issue the 2020 Notes in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1934, as amended (the Securities Act). Any shares of common stock issued upon conversion of the 2020 Notes will be issued pursuant to Section 3(a)(9) of the Securities Act as an exchange with existing security holders. Based on the initial maximum conversion rate of 833.3333 shares of common stock per $1,000 principal amount of notes, a maximum of approximately 23.3 million shares of common stock are initially issuable upon conversion of the 2020 Notes. The offer and sale of the 2020 Notes and the shares of common stock issuable upon conversion of the 2020 Notes have not been, and will not be, registered under the Securities Act.

The foregoing summary of the 2020 Notes, the Base Indenture and the Supplemental Indenture does not purport to be complete and is qualified in its entirety by reference to the text of the 2020 Notes, the Base Indenture and the Supplemental Indenture, and the form of 5.00% Convertible Senior Note due 2048 included in the Supplemental Indenture, which are filed as Exhibits 4.1, 4.2 and 4.3 respectively, with this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Repayment of Amended Term Loan

 On November 9, 2020, the Company repaid in full all principal, accrued and unpaid interest, fees, and expenses under the Amended Loan Agreement with Hercules in an aggregate amount of $37.4 million (the Payoff Amount). The Payoff Amount includes the principal balance of $35.0 million, final payment fee of $1.8 million, prepayment penalty fee of $0.5 million, and accrued and unpaid interest of $0.1 million.  Effective upon Hercules receipt of the Payoff Amount, the Amended Loan Agreement has been terminated along with Hercules’ commitment to provide funding under any future term loans.  All liens on substantially all of the Company’s assets to secure the loans under the Amended Loan Agreement have been terminated and released.

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

OVERVIEW

We are a development-stage biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with cancer. Our pipeline is focused on novel small molecule drugs that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including RAF/MEK inhibition and focal adhesion kinase (FAK) inhibition.

Our most advanced product candidates, VS-6766 (formerly known as CH5126766, CK127, and RO5126766) and defactinib, are being investigated for treatment of various solid tumors. We are currently developing our product candidates, VS-6766 and defactinib in both preclinical and clinical studies as potential therapies for certain cancers, including, ovarian cancer, lung cancer, colorectal cancer, pancreatic cancer, and mesothelioma. We believe that these compounds may be beneficial as therapeutics either as single agents or when used in combination with immuno-oncology agents, other pathway inhibitors or other current and emerging standard of care treatments in aggressive cancers that do not adequately respond to currently available therapies.

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

Updated Phase 1/2 FRAME Study Results in Patients with LGSOC

On September 16, 2020, we presented updated Phase 1/2 FRAME study results in patients with LGSOC. Among the patients with LGSOC (n=17), the overall response rate (ORR) was 41% (7 of 17 patients), all partial responses (PRs). Among the patients with KRAS-G12 mutant LGSOC (n=9), the ORR was 56% (5 of 9 patients). Of the seven patients who responded, five had received one or more prior MEK inhibitors. In patients with KRAS mutant LGSOC receiving the recommended Phase 2 dosing (RP2D) regimen, the ORR was 50% (3 of 6 patients). The LGSOC cohort of the FRAME study remains ongoing, with 53% (9 of 17 patients) still on study as of the data cutoff date of August 17, 2020, with three patients on treatment for two years or more.

The most common Grade ≥3 treatment-related adverse events (TEAEs) observed for the recommended Phase 2 dosing regimen were rash (4%) and elevated creatine kinase (4%). No patients discontinued from the FRAME study due to TEAEs.

The novel, intermittent, combination dosing schedule used in the FRAME study continues to show encouraging clinical activity in patients with KRAS mutant LGSOC, including in patients who had previously progressed following treatment with a MEK inhibitor.

In addition, defactinib is currently being investigated in combination with immunotherapeutic and other agents through ISTs. In 2020, it is planned to report results from certain ongoing dose escalation combination studies involving defactinib.

COPIKTRA is an oral inhibitor of phosphoinositide 3-kinase (PI3K), and the first approved dual inhibitor of PI3K-delta and PI3K-gamma, two enzymes known to help support the growth and survival of malignant B-cells and T-

cells. PI3K signaling may lead to the proliferation of malignant B-cells and T-cells and is thought to play a role in the formation and maintenance of the supportive tumor microenvironment.  COPIKTRA was approved by the U.S. Food & Drug Administration (FDA) on September 24, 2018 and is now indicated for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) after at least two prior therapies and relapsed or refractory follicular lymphoma (FL) after at least two prior systemic therapies. The indication in FL is approved under accelerated approval based on overall response rate.  Continued approval for this FL indication may be contingent upon verification and description of clinical benefits in confirmatory trials.

On August 10, 2020, we and Secura signed an Asset Purchase Agreement (Secura APA) and on September 30, 2020, the transaction closed. Pursuant to the Secura APA, we sold our exclusive worldwide license for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib.  A detailed description of the terms and conditions of the Secura APA is contained below under the heading License and collaboration agreements. With the transition of the duvelisib program to Secura, we are focusing our efforts on our lead product candidates, VS-6766 and defactinib.

Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and duvelisib and initiating U.S. commercial operations following the approval of COPIKTRA. We have financed our operations to date primarily through public offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules Capital, Inc. (Hercules) in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, Yakult and CSPC, the upfront payment under the Secura APA, the issuance of the 2018 Notes in October 2018 and the proceeds in connection with the PIPE. With our U.S. commercial launch of COPIKTRA on September 24, 2018, we had recently begun financing a portion of our operations through product revenue.

As of September 30, 2020, we had an accumulated deficit of $572.6 million. Our net income (loss) was $13.1 million, $(47.9) million, $(30.1) million and $(110.4) million for the three and nine months ended September 30, 2020 and 2019, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as a result of the continued research and development of VS-6766, and defactinib. As of September 30, 2020, we had cash, cash equivalents, restricted cash and short-term investments of $205.7 million, inclusive of $35.2 million of restricted cash. We expect our existing cash resources will be sufficient to fund our planned operations through 12 months from the date of issuance of these condensed consolidated financial statements.

We expect to finance the future development costs of our clinical product portfolio with our existing cash, cash equivalents and short-term investments, through future milestones and royalties received through the Secura APA or through strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of our equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.

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

We contract with third parties for the supply of raw materials and manufacture of VS-6766 and defactinib for preclinical studies and clinical trials. Our third party suppliers and manufacturers have informed us they have put in place measures to reduce the risk of COVID-19 from effecting their operations and to date we have not experienced delays or interruptions in our supply chain.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this Quarterly Report.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2019, related to revenue recognition, collaborative agreements, accrued research and development expenses, stock-based compensation, accounts receivable, inventory, intangible assets and leases. During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2020 and 2019

	Three months ended September 30,
	2020	2019	Change	% Change
Revenue:
Product revenue, net	$5,829	$4,032	$1,797	45%
License and collaboration revenue	2,818	5,000	(2,182)	-44%
Sale of COPIKTRA license and related assets	70,000	—	70,000	100%
Total revenue	78,647	9,032	69,615	771%
Operating expenses:
Cost of sales - product	866	371	495	133%
Cost of sales - intangible amortization	8	392	(384)	-98%
Cost of sales - sale of COPIKTRA license and related assets	31,187	—	31,187	100%
Research and development	10,955	12,219	(1,264)	-10%
Selling, general and administrative	20,614	22,153	(1,539)	-7%
Total operating expenses	63,630	35,135	28,495	81%
Income (loss) from operations	15,017	(26,103)	41,120	-158%
Interest income	19	1,005	(986)	-98%
Interest expense	(1,898)	(5,041)	3,143	-62%
Net income (loss)	$13,138	$(30,139)	$43,277	-144%

Product revenue, net. Product revenue, net for the three months ended September 30, 2020 (2020 Quarter) was $5.8 million compared to $4.0 million for the three months ended September 30, 2019 (2019 Quarter). Product revenue, net consisted of net product sales of COPIKTRA in the United States. We began commercial sales of COPIKTRA within the United States in September 2018 following receipt of FDA marketing approval. The $1.8 million increase was primarily driven by an increase in product shipments for COPIKTRA as a result of greater market penetration. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, we have sold our license to sell COPIKTRA to treat patients in oncology indications and therefore will not recognize COPIKTRA product revenue in future periods.

License and collaboration revenue. License and collaboration revenue for the 2020 Quarter comprised of Sanofi achieving two development milestones in the 2020 Quarter totaling $2.5 million and $0.3 million of duvelisib shipments to Sanofi. 2019 Quarter license and collaboration revenue consisted of a $5.0 million upfront payment received in connection with our license and collaboration agreement with Sanofi.

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the 2020 Quarter was comprised of a $70.0 million upfront payment recognized under the Secura APA discussed below under the heading License and collaboration arrangements. We had no sale of COPIKTRA license and related assets revenue for the 2019 Quarter.

Costs of sales - product. Costs of sales - product for the 2020 Quarter was $0.9 million compared to $0.4 million for the 2019 Quarter. The $0.5 million increase was primarily driven by an increase in the volume of COPIKTRA sold and corresponding increases in royalties, manufacturing and other costs during the 2020 Quarter as compared to the 2019 Quarter. Cost of sales - product consisted of costs associated with the manufacturing of COPIKTRA, royalties owed to Healthcare Royalty Partners (HCR) and Infinity Pharmaceuticals, Inc. (Infinity) on such sales, and certain period costs. We expensed the manufacturing costs of COPIKTRA as operating expenses in the periods prior to July 1, 2018. In the third quarter of 2018, we began capitalizing inventory costs for COPIKTRA manufactured in preparation for our launch in the United States based on our evaluation of, among other factors, the status of the COPIKTRA New Drug Application (NDA) in the United States and the ability of our third-party suppliers to successfully manufacture commercial quantities of COPIKTRA. Certain of the costs of COPIKTRA units recognized as revenue during the 2020 Quarter and 2019 Quarter were expensed prior to the September 2018 FDA marketing approval and, therefore, are not included in cost of sales - product during this period.

Cost of sales – intangible amortization. Cost of sales – intangible amortization for the 2020 Quarter was less than $0.1 million compared to $0.4 million for the 2019 Quarter. In July 2020, our intangible asset met the Held for Sale criteria and we ceased amortization. Cost of sales – intangible amortization was related to the COPIKTRA finite-lived intangible asset which we recognized and began amortizing in September 2018.

Cost of sales – sale of COPIKTRA license and related assets Cost of sales – sale of COPIKTRA license and related assets for the 2020 Quarter was $31.2 million consisting of certain assets delivered to Secura under the Secura APA. For the 2020 Quarter, we recognized approximately $19.2 million, $6.0 million, $5.8 million and $0.2 million for the intangible asset, certain duvelisib inventory, net duvelisib contract prepaid balances and manufacturing equipment, respectively which were delivered to Secura as part of the sale. There was no cost of sales – sale of COPIKTRA license and related assets for the 2019 Quarter.

Research and development expense. Research and development expense for the 2020 Quarter was $11.0 million compared to $12.2 million for the 2019 Quarter. The $1.2 million decrease was primarily driven by a decrease of $1.6 million in contract research organization (CRO) costs, and a decrease of $1.1 million in personnel related costs, including non-cash stock-based compensation as a result of reduced headcount, partially offset by an increase of $0.4 million in investigated sponsored trial (IST) expenses, $0.4 million in costs for drug substance and drug product, and $0.7 million in consulting and other costs.

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

	Three months ended September 30,
	2020	2019

	(in thousands)
COPIKTRA	$4,263	$6,929
Defactinib/VS-6766	2,814	510
Unallocated and other research and development expense	3,450	4,337
Unallocated stock-based compensation expense	428	443
Total research and development expense	$10,955	$12,219

The decrease in COPIKTRA related costs of $2.6 million for the 2020 Quarter as compared to the 2019 Quarter was driven by a decrease of $1.9 million in CRO costs, and a decrease of $0.7 million in costs for drug substance and drug product. Defactinib/VS-6766 2020 Quarter costs are primarily comprised of $1.8 million in costs for drug substance, drug product, and clinical supply and $0.6 million of CRO costs. Unallocated and other research and development expense includes $1.7 million and $2.8 million of personnel costs for the 2020 Quarter and the 2019 Quarter, respectively. In future quarters, we expect defactinib and VS-6766 expenses to increase in as we commence our registration directed trials and we expect our COPIKTRA expenses to significantly decrease.

Selling, general and administrative expense. Selling, general and administrative expense for the 2020 Quarter was $20.6 million compared to $22.2 million for the 2019 Quarter. The decrease of $1.6 million from the 2019 Quarter to the 2020 Quarter primarily resulted from a decrease of $1.0 million in travel costs, $0.7 million personnel related costs, including non-cash stock-based compensation as a result of reduced headcount, and a decrease of $0.3 million in consulting and professional fees partially offset by an increase of $0.4 million in other costs.

Interest income. Interest income for the 2020 Quarter was less than $0.1 million compared to $1.0 million for the 2019 Quarter. The decrease of $1.0 million was primarily due to lower investment cost basis and lower interest rates on investments.

Interest expense. Interest expense for the 2020 Quarter was $1.9 million compared to $5.0 million for the 2019 Quarter. The decrease of $3.1 million was primarily due to reduced interest as a result of the reduction in 2018 Notes principal balance. As of September 30, 2020 and June 30, 2020, there was $28.3 million aggregate principal amount outstanding of the 2018 Notes as compared to $150.0 million aggregate principal amount outstanding of the 2018 Notes at September 30, 2019 and June 30, 2019.

Restructuring: In August 2020, in connection with the Secura APA, we committed to a strategic restructuring. The restructuring included a workforce reduction of approximately 41 positions primarily in our commercial operations department.

During the 2020 Quarter, we recorded an aggregate expense of $3.0 million for restructuring expenses, which is reflected in the condensed consolidated statements of operation and comprehensive income (loss) as selling general, and administrative expense and research and development expense of $2.9 million and $0.1 million, respectively, for one-time termination benefits for employee severance, benefits, and related costs.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine months ended September 30,
	2020	2019	Change	% Change
Revenue:
Product revenue, net	$15,098	$8,722	$6,376	73%
License and collaboration revenue	2,912	5,118	(2,206)	-43%
Sale of COPIKTRA license and related assets	70,000	—	70,000	100%
Total revenue	88,010	13,840	74,170	536%
Operating expenses:
Cost of sales - product	1,753	906	847	93%
Cost of sales - intangible amortization	793	1,177	(384)	-33%
Cost of sales - sale of COPIKTRA license and related assets	31,187	—	31,187	100%
Research and development	31,223	33,322	(2,099)	-6%
Selling, general and administrative	55,660	77,484	(21,824)	-28%
Total operating expenses	120,616	112,889	7,727	7%
Income (loss) from operations	(32,606)	(99,049)	66,443	-67%
Other expense	(1,313)	—	(1,313)	100%
Interest income	497	3,770	(3,273)	-87%
Interest expense	(14,440)	(15,156)	716	-5%
Net income (loss)	$(47,862)	$(110,435)	$62,573	-57%

Product revenue, net. Product revenue, net for the nine months ended September 30, 2020 (2020 Period) was $15.1 million compared to $8.7 million for the nine months ended September 30, 2019 (2019 Period). Product revenue, net consisted of net product sales of COPIKTRA in the United States. We began commercial sales of COPIKTRA within the United States in September 2018 following receipt of FDA marketing approval. The $6.4 million increase was primarily driven by an increase in product shipments for COPIKTRA as a result of greater market penetration. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements we have sold our license to sell COPIKTRA to treat patients in oncology indications and therefore will not recognize COPIKTRA product revenue in future periods.

License and collaboration revenue. License and collaboration revenue for the 2020 Period comprised of Sanofi achieving two development milestones during the 2020 Period totaling $2.5 million and $0.4 million of duvelisib shipments to Sanofi, Yakult Honsha Co., Ltd. (Yakult), CSPC Pharmaceutical Group Limited (CSPC). License and collaboration revenue for the 2019 Period was $5.1 million, comprised of a $5.0 million upfront payment received in connection to our collaboration agreement with Sanofi and $0.1 million related to the shipment of clinical supply of duvelisib to Yakult and CSPC during the 2019 Period.

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the 2020 Period was comprised of a $70.0 million upfront payment recognized under the Secura APA discussed below under the heading License and collaboration arrangements. We had no sale of COPIKTRA license and related assets for the 2019 Period.

Costs of sales - product. Costs of sales - product for the 2020 Period was $1.8 million compared to $0.9 million for the 2019 Period. The $0.9 million increase was primarily driven by an increase in the volume of COPIKTRA sold and corresponding increases in royalties, manufacturing and other costs during the 2020 Period as compared to the 2019 Period. Cost of sales - product consisted of costs associated with the manufacturing of COPIKTRA, royalties owed to HCR and Infinity on such sales, and certain period costs. We expensed the manufacturing costs of COPIKTRA as operating expenses in the periods prior to July 1, 2018. In the third quarter of 2018, we began capitalizing inventory costs for COPIKTRA manufactured in preparation for our launch in the United States based on our evaluation of, among other factors, the status of the COPIKTRA NDA in the United States and the ability of our third-party suppliers to successfully manufacture commercial quantities of COPIKTRA. Certain of the costs of COPIKTRA units recognized as revenue during the 2020 Period and 2019 Period were expensed prior to the September 2018 FDA marketing approval and, therefore, are not included in cost of sales - product during this period.

Cost of sales – intangible amortization. Cost of Sales – intangible amortization for the 2020 Period was $0.8 million compared to $1.2 million for the 2019 Period. In July 2020, our intangible asset met the Held for Sale criteria and we ceased amortization. Cost of sales – intangible amortization was related to the COPIKTRA finite-lived intangible asset which we recognized and began amortizing in September 2018.

Cost of sales – sale of COPIKTRA license and related assets. Cost of sales - sale of COPIKTRA license and related assets for the 2020 Period was $31.2 million consisting of certain assets delivered to Secura under the Secura APA. For the 2020 Period, we recognized approximately $19.2 million, $6.0 million, $5.8 million and $0.2 million for the intangible asset, certain duvelisib inventory, net duvelisib contract prepaid balances and manufacturing equipment, respectively which were delivered to Secura as part of the sale. There was no cost of sales – sale of COPIKTRA license and related assets for the 2019 Period.

Research and development expense. Research and development expense for the 2020 Period was $31.2 million compared to $33.3 million for the 2019 Period. The $2.1 million decrease was primarily related to a decrease of $4.3 million in CRO costs, $2.3 million in personnel related costs, including non-cash stock-based compensation as a result of reduced headcount, partially offset by an increase in $3.0 million due to a non-refundable payment of $3.0 million to Chugai in the 2020 Period for the VS-6766 license described further below under the heading License and collaboration agreements, increase of $1.1 million in IST costs, and an increase of $0.4 million in consulting and other costs.

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

	Nine months ended September 30,
	2020	2019

	(in thousands)
COPIKTRA	$12,398	$18,273
Defactinib/VS-6766	7,810	1,388
Unallocated and other research and development expense	9,963	12,384
Unallocated stock-based compensation expense	1,052	1,277
Total research and development expense	$31,223	$33,322

The decrease in COPIKTRA related costs of $5.9 million for the 2020 Period as compared to the 2019 Period was driven by a decrease of $3.7 million of CRO costs, a decrease of $2.3 million in costs for drug substance and drug product, and a decrease of $1.1 million in clinical supply and other costs which is partially offset by an increase of $1.2 million in costs for ISTs. Defactinib/VS-6766 2020 Period costs are primarily comprised of a $3.0 million non-refundable payment to Chugai, $3.5 million in costs for drug substance and drug product and $0.6 million in CRO costs. Unallocated and other research and development expense includes $6.1 million and $8.3 million of personnel costs for the 2020 Period and the 2019 Period, respectively. In future periods, we expect defactinib and VS-6766 expenses to increase in as we commence our registration directed trials and we expect our COPIKTRA expenses to significantly decrease.

Selling, general and administrative expense. Selling, general and administrative expense for the 2020 Period was $55.7 million compared to $77.5 million for the 2019 Period. The decrease of $21.8 million from the 2019 Period to the 2020 Period primarily resulted from a decrease of $9.9 million in personnel related costs, including non-cash stock-based compensation as a result of reduced headcount, $8.7 million in consulting and professional fees, primarily related to the support of commercial launch activities in the 2019 Period, decrease of 3.0 million in reduced travel and a decrease of $0.2 million in other costs.

Other expense. Other expense for the 2020 Period was $1.3 million compared to $0.0 million for the 2019 Period. Other expense of approximately $1.3 million for the 2020 Period was for the mark-to-market adjustment related to the bifurcated make-whole interest provision derivative liability related to the 2019 Notes.

Interest income. Interest income for the 2020 Period was $0.5 million compared to $3.8 million for the 2019 Period. The decrease of $3.3 million was primarily due to lower investment cost basis and lower interest rates on investments.

Interest expense. Interest expense for the 2020 Period was $14.4 million compared to $15.2 million for the 2019 Period. The decrease of $0.8 million was primarily due to reduced interest expense as a result of the reduction in 2018 Notes and 2019 Notes principal balance. As of September 30, 2020, there was $28.3 million aggregate principal amount outstanding of the 2018 Notes and as of December 31, 2019 there was an aggregate principal amount outstanding of $85.7 million of 2018 Notes and 2019 Notes compared to $150.0 million aggregate principal amount outstanding of the 2018 Notes at September 30, 2019 and December 31, 2018. The decrease is partially offset by non-cash interest expense of $8.1 million recorded upon conversion of the 2019 Notes to common stock recognized during the first three months of the 2020 Period.

Restructuring: On October 28, 2019, we committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 40 positions and other cost-saving measures (the October 2019 Restructuring). We recorded $1.2 million expense in the fourth quarter of 2019, for one-time termination benefits to the affected employees, including cash severance payments, healthcare benefits, and outplacement assistance.

On February 27, 2020, we committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 31 positions and other cost-saving measures (the “February 2020 Restructuring”).

In August 2020, in connection with the duvelisib sale to Secura pursuant to the Secura APA we committed to a strategic restructuring (the August 2020 Restructuring). The restructuring included a workforce reduction of approximately 41 positions primarily in our commercial operations department.

During the 2020 Period, we recorded an aggregate expense of $4.8 million for restructuring expenses, which is reflected in the condensed consolidated statements of operation and comprehensive income (loss) as selling general, and administrative expense and research and development expense of $4.3 million and $0.5 million, respectively, for one-time termination benefits for employee severance, benefits, and related costs.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public and private offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments under our license and collaboration agreements with Yakult, CSPC, and Sanofi, the upfront payment under the Secura APA, the issuance of 2018 Notes in October 2018, and the proceeds in connection with the PIPE. With the commercial launch of COPIKTRA in the United States in September 2018, we had recently begun financing a portion of our operations through product revenue. As of September 30, 2020, in connection with the Secura APA, we no longer sell COPIKTRA in the United States. We expect to finance a portion of our business through future milestones and royalties received pursuant through the Secura APA.

As of September 30, 2020 we had $205.7 million in cash, cash equivalents, and restricted cash, inclusive of $35.2 million of restricted cash. We primarily invest our cash, cash equivalents and short-term investments in U.S. Government money market funds and corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in this Quarterly Report and in any subsequent filings with the SEC.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2020 Period and the 2019 Period (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(11,803)	$(101,297)
Investing activities	32,017	64,487
Financing activities	106,236	10,263
Increase (decrease) in cash, cash equivalents and restricted cash	$126,450	$(26,547)

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The $89.5 million decrease in cash used in operating activities for the 2020 Period compared to the 2019 Period was primarily due to increased revenue, decreased selling, general and administrative expenses, and a net decrease in components of working capital.

Investing activities. The cash provided by investing activities for the 2020 Period primarily relates to the net maturities of investments of $32.1 million. The cash provided by investing activities for the 2019 Period primarily reflects the net maturities of investments of $64.5 million.

Financing activities. The cash provided by financing activities for the 2020 Period primarily represents $93.8 in net proceeds from sales of our common stock under the Purchase Agreement described below, $12.2 million in net proceeds received under our at-the-market equity offering program, and $1.9 million of proceeds received related to exercise of stock options and employee stock purchase plan. This is partially offset by $1.8 million of interest-make whole payments on the 2019 Notes. The cash provided by financing activities for the 2019 Period primarily represents $9.7 million of net proceeds as a result of the Hercules Amended Loan Agreement and $0.6 million of proceeds received related to stock option exercises and employee stock purchase plan.

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

During the three and nine months ended September 30, 2020, we sold 0 and 6,769,559 shares under the at-the market equity offering program for net proceeds of approximately $12.2 million (after deducting commissions and other offering expenses). Through September 30, 2020, we have sold a total of 18,287,913 shares under this program for net proceeds of approximately $59.6 million (after deducting commissions and other offering expenses).

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

We assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, we assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon our stockholders approving an increase in the number of authorized shares of common stock in December 2018. We determined that all other features of the 2018 Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to our condensed consolidated financial statements. We reassess the features on a quarterly basis to determine if they require separate accounting. There have been no changes to our original assessment through September 30, 2020.

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

During the first three months of nine month period ended September 30, 2020, 2019 Note holders converted $57.4 million aggregate principal of 2019 Notes in exchange for 34,796,350 shares of common stock and $1.8 million of cash for 2019 Interest Make-Whole Provision. We recorded the change in fair value of the 2019 Interest Make-Whole Provision of $1.3 million for the nine months ended September 30, 2020 as other expense in the condensed consolidated statement of operations and comprehensive income (loss). We determined that all other features of the 2019 Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to our condensed consolidated financial statements. As of September 30, 2020, all 2019 Notes have converted into shares of common stock.

On November 6, 2020, we entered into a privately negotiated agreement with an investor who is a holder of our 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 5.00% Convertible Senior Notes due 2048 (the 2020 Notes). The issuance of the 2020 Notes is expected to close on November 13, 2020 (the Closing Date), subject to customary closing conditions. The 2020 Notes will be governed pursuant to the 2018 Base Indenture as supplemented by the second supplemental indenture thereto to be dated the Closing Date (the Supplement Indenture and together with the 2018 Base Indenture, the 2020 Indenture).

We will have the right, exercisable at our option, to cause all 2020 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2020 Indenture) per share of our common stock equals or exceeds 123.08% of the conversion price on each of at least 20 “VWAP Trading Days” (as defined in the 2020 Indenture), whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date we first issued the 2020 Notes.

The initial conversion rate for the 2020 Notes is 307.6923 shares of our common stock per $1,000 principal amount of the 2020 Notes, which is equivalent to an initial conversion price of approximately $3.25 per share, representing an approximately 153.9% premium to the sale price of $1.28 per share of the Company’s common stock on November 5, 2020, as reported on the Nasdaq Global Market.  The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends, but will not be adjusted for any accrued and unpaid interest.

Prior to November 1, 2023, we will not have the right to redeem the 2020 Notes. On or after November 1, 2023, we may elect to redeem the 2020 Notes, in whole or in part, at a cash redemption price equal to the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any.

Unless we have previously called all outstanding 2020 Notes for redemption, the 2020 Notes will be subject to repurchase by us at the holders’ option on each of November 1, 2023, November 1, 2028, November 1, 2033, November 1, 2038 and November 1, 2043 (or, if any such date is not a business day, on the next business day) at a cash repurchase price equal to the principal amount of the 2020 Notes to be repurchased, plus accrued and unpaid interest, if any.

Upon conversion of the 2020 Notes, holders will receive a cash payment equal to the accrued and unpaid interest on the converted 2020 Notes.

The 2020 Notes are our senior unsecured obligations and will be senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2020 Notes, and equal in right of payment with our existing and future indebtedness that is not so subordinated, and effectively subordinated to our existing and future indebtedness, to the extent of the value of the collateral securing such indebtedness.  The 2020 Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we is not a holder thereof) preferred equity, if any, of our subsidiaries.

As of September 30, 2020, there was $28.3 million aggregate principal amount outstanding of the 2018 Notes compared to $28.3 million and $57.4 million aggregate principal amount outstanding of the 2018 Notes and 2019 Notes, respectively, for a total of $85.7 million aggregate principal amount outstanding as of December 31, 2019.

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

Per the terms of the Amended Loan Agreement, the we may borrow up to an aggregate of $75.0 million, of which $35.0 million was outstanding immediately as of April 23, 2019 (Fourth Amendment Date) (Amended Term A Loan) as a result of the existing outstanding principal of term loans of $25.0 million being converted into the Amended Term A Loan, and an additional $10.0 million being drawn on the Fourth Amendment Date. The remaining $40.0 million of borrowing capacity may be drawn in multiple tranches comprised of (i) a term loan in an amount of up to $15.0 million upon us generating cumulative net product revenues (as defined in the Amended Loan Agreement) of either (a) $37.5 million on or before April 30, 2020 or (b) $50.0 million on or before June 30, 2020 (Amended Term B Loan), and (ii) a term loan in an amount of up to $25.0 million available through December 31, 2021, subject to Hercules’ approval and certain other conditions specified in the Amended Loan Agreement (the Amended Term C Loan,

and together with the Amended Term A Loan and Amended Term B Loan, the Amended Term Loan). The funding conditions for the Amended Term B Loan have not been met and expired on June 30, 2020. As of September 30, 2020, we have borrowed a total of $35.0 million in term loans.

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

 On November 9, 2020, we repaid in full all principal, accrued and unpaid interest, fees, and expenses under the Amended Loan Agreement with Hercules in an aggregate amount of $37.4 million (the Payoff Amount). The Payoff Amount includes the principal balance of $35.0 million, final payment fee of $1.8 million, prepayment penalty fee of $0.5 million, and accrued and unpaid interest of $0.1 million.  Effective upon Hercules receipt of the Payoff Amount, the Amended Loan Agreement has been terminated along with Hercules’ commitment to provide funding under any future term loans.  All liens on substantially all of our assets to secure the loans under the Amended Loan Agreement have be terminated and released.

License and collaboration agreements

Secura

On August 10, 2020, we and Secura signed an Asset Purchase Agreement (Secura APA) and on September 30, 2020, the transaction closed.

Pursuant to the Secura APA, we sold to Secura our exclusive worldwide license for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib. The sale included certain intellectual property related to duvelisib in oncology indications, certain existing duvelisib inventory, claims and rights under certain contracts pertaining to duvelisib. Pursuant to the Secura APA, Secura assumed all operational and financial responsibility for activities that were part of the duvelisib oncology program, including all commercialization efforts related to duvelisib in the United States and Europe, as well as our ongoing duvelisib clinical trials. Further, Secura assumed all obligations with existing collaboration partners developing and commercializing duvelisib, which include Yakult Honsha Co., Ltd. (Yakult), CSPC Pharmaceutical Group Limited (CSPC), and Sanofi. Additionally, Secura assumed all royalty payment obligations due under the amended and restated license agreement with Infinity.

Pursuant to the terms of the Secura APA, Secura has agreed to pay the us (i) an up-front payment of $70.0 million which paid to us in September 2020 (ii) regulatory milestone payments up to $45.0 million, consisting of a payment of $35.0 million upon receipt of regulatory approval of COPIKTRA in the United States for the treatment of peripheral T-cell lymphoma and a payment of $10.0 million upon receipt of the first regulatory approval for the commercial sale of COPIKTRA in the European Union for the treatment of peripheral T-cell lymphoma, (iii) sales milestone payments of up to $50.0 million, consisting of $10.0 million when total worldwide net sales of COPIKTRA exceed $100.0 million, $15.0 million when total worldwide net sales of COPIKTRA exceed $200.0 million and $25.0 million when total worldwide net sales of COPIKTRA exceed $300.0 million, (c) low double-digit royalties on the annual aggregate net sales above $100.0 million in the United States, European Union, and the United Kingdom of Great Britain and Northern Ireland and (d) 50% of all royalty, milestone and sublicense revenue payments payable to Secura under the Company’s existing license agreements with Sanofi, Yakult, and CSPC, and 50% of all royalty and milestone payments payable to Secura under any license or sublicense agreement entered into by Secura in certain jurisdictions.

Pursuant to the terms of the Secura APA, Secura made an up-front payment of $70 million to us in September 2020. Additionally, Secura is obligated to make royalty payments to us on net sales over $100 million of any products in any oncology indication containing duvelisib in the United States, European Union, and the United Kingdom of Great Britain and Northern Ireland in the low double digits. Secura’s royalty obligations remain in effect on a country-by-country basis upon the last to occur (a) 10 years from the first commercial sale of product containing duvelisib in such country or (b) the expiration of all valid patent claims covering products containing duvelisib in such country. We are also entitled to receive additional aggregate milestone payments of up to $95 million if certain regulatory and sales milestones are successfully achieved. With respect our collaboration partners, we are entitled to receive half of both (i) royalties received from net sales of duvelisib from Yakult, CSPC or Sanofi and (ii) any development, regulatory, or commercial milestone payments received from Yakult, CSPC or Sanofi. In addition, we are entitled to receive half of all royalty and milestone payments payable to Secura under any license or sublicense agreement entered into by Secura after the closing in certain jurisdictions.

In connection with the Secura APA, we and Secura entered into a transition services agreement (Secura TSA). Under the terms of the Secura TSA, we will provide certain support functions at Secura’s directions for a term of less than one year from the date of execution, unless earlier terminated or extended according to the terms of the Secura TSA. Services performed are paid at a mutually agreed upon rate.

We recognized the upfront payment of $70.0 million as sale of COPIKTRA license and related assets revenue during the quarter ended September 30, 2020.

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

Unless earlier terminated, the Chugai Agreement will expire upon the fulfillment of the royalty obligations to Chugai for the sale of any products containing the VS-6766, which royalty obligations expire on a product-by-product and country-by-country basis, upon the last to occur, in each specific country, of (a) expiration of valid patent claims covering such product or (b) 12 years from the first commercial sale of such product in such country.

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

We evaluated the license agreement with Chugai under ASC 805 and concluded that as the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. We recorded the up-front payment of $3.0 million as research and development expense within the condensed consolidated statement of operations for the nine months ended September 30, 2020.

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

During the three months ended September 30, 2020, Sanofi achieved certain development milestones of $2.5 million which we recognized as license and collaboration revenue during the quarter ended September 30, 2019.

As discussed above as of September 30, 2020, Secura has assumed all responsibilities and obligations under the Sanofi Agreement from us.

Yakult

On June 5, 2018, we entered into a license and collaboration agreement with Yakult (the Yakult Agreement), under which we granted exclusive rights to Yakult to develop and commercialize products containing duvelisib in Japan for the treatment, prevention, palliation or diagnosis of all oncology indications in humans or animals.

As discussed above as of September 30, 2020, Secura has assumed all responsibilities and obligations under the Yakult Agreement from us.

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

As discussed above as of September 30, 2020, Secura has assumed all responsibilities and obligations under the CSPC Agreement from us.

Funding requirements

We expect to continue to incur significant expenses and operating losses. We anticipate that our expenses and operating losses will continue as we:

●	continue our ongoing clinical trials, including with VS-6766 and defactinib;
●	initiate additional clinical trials for our product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license other products and technologies;
●	hire additional clinical, development and scientific personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and
●	establish and maintain a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

We expect our existing cash resources will be sufficient to fund our obligations for at least the next twelve months from the date of filing of this Quarterly Report on Form 10-Q. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

●	the costs and timing of commercialization activities for our product candidates for which we expect to receive marketing approval;
●	the scope, progress and results of our ongoing and potential future clinical trials;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates (including our efforts to seek approval and fund the preparation and filing of regulatory submissions);
●	revenue received from commercial sales our product candidates, should any of our other product candidates also receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property related claims;
●	our ability to establish collaborations or partnerships on favorable terms, if at all; and
●	Receipt of milestone payments and royalties pursuant to the Secura APA including timing of such receipt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, restricted cash, cash equivalents and short-term investments of $205.7 million as of September 30, 2020 consisting of cash, U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, including interest rate changes resulting from the impact of the COVID-19 pandemic, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2020, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of September 30, 2020, we have borrowed $35.0 million under the Amended Loan Agreement. The Amended Loan Agreement bears interest per annum equal to the greater of either (a) 9.75% or (b) the lesser of (i) 12.00% and (ii) the sum of (x) 9.75% plus (y) (A) the prime rate minus (B) 5.50%.  Changes in interest rates can cause interest charges to fluctuate under the Amended Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the nine months ended September 30, 2020.

The 2018 Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because the interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Business and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020 our Chief Executive Officer and our Chief Business and Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In light of the sale of COPIKTRA (duvelisib) to Secura, we are updating all our risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for year ended December 31, 2019 filed with the SEC on March 11, 2020 and our Quarter Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 7, 2020 with the following risk factors:

Risks Related to the Development of Our Product Candidates.

We may not be successful in obtaining necessary rights to compounds and product candidates for our development pipeline through acquisitions and in-licenses.

We may seek to acquire new compounds and product candidates from other pharmaceutical and biotechnology companies, academic scientists and other researchers, such as our exclusive in-license from Pfizer, Inc. (Pfizer) and Chugai Pharmaceutical Co., Ltd (Chugai) to research, develop, commercialize, and manufacture products in oncology indications containing defactinib and VS-6766, respectively. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We also may be unable to license or acquire the relevant compound or product candidate on terms that would allow us to make an appropriate return on our investment. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including manufacturing, pre-clinical testing, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development.

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

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or our participants may drop out of these clinical trials at a higher rate than we anticipate;

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

We are developing product candidates to treat cancer by using targeted agents to kill cancer cells or disrupt the tumor microenvironment and thereby thwart their growth and proliferation of cancer cells.

Research on the use of small molecules to inhibit FAK and RAF/MEK signaling pathways and disrupt the tumor microenvironment is an emerging field and, consequently, there is still uncertainty about whether defactinib and VS-6766 are effective in improving outcomes for patients with cancer.

Any products that we develop may not effectively target cancer cells, enhance anti-tumor immunity, or modulate the local tumor microenvironment. While we are currently conducting clinical trials for other product candidates that we believe will attack cancer cells through the inhibition of the FAK or RAF/MEK signaling pathways and potentially disrupt the tumor microenvironment, we may not ultimately be successful in demonstrating their efficacy, alone or in combination with other treatments.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, including Novartis AG, Pfizer, Genentech, Inc., Mirati Therapeutics, Inc., Eli Lily and Company, Amgen, Inc., Silenseed LTD, and others. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We are developing our product candidates for the treatment of cancer. There are a variety of available therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that our product candidates, if approved, will be priced at a significant premium over competitive generic products.

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

In addition, to the extent that products or product candidates of our competitors demonstrate serious adverse side effects or are determined to be ineffective in clinical trials, the commercialization and the development of our product candidates could be negatively impacted.

If we fail to obtain regulatory approval in jurisdictions outside the United States, we will not be able to market our products in those jurisdictions.

We intend to seek regulatory approval for our product candidates in countries outside of the United States and expect that these countries will be important markets for our products, if approved. Marketing our products in these countries will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The regulations that apply to the conduct of clinical trials and approval procedures vary from country to country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a drug must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Failure to obtain regulatory approval in one country may have a negative effect on the regulatory approval process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market.

Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to obtain marketing approval for or successfully commercialize any of our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the research and development of our product candidates. Our ability to generate product revenues will depend heavily on the successful commercialization and development of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Defactinib is in our Phase 1 and Phase 2 clinical trials and the development program continues to progress. VS-6766 is in a Phase 1 clinical trial. For both defactinib and VS-6766, the toxicities reported to date have been predictable and manageable.

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

In both domestic and foreign markets, any product candidates that may receive marketing approval in the future will depend, in part, on favorable pricing as well as the availability of coverage and amount of reimbursement by third party payors, including governments and private health plans. Substantial uncertainty exists regarding coverage and reimbursement by third party payors of newly approved health care products.

Outside the United States, some countries require approval of the sale price of a drug before the product can be marketed. In many such countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in product candidates, even if those product candidates obtain marketing approval.

Cost containment is a key trend in the United States and elsewhere. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize the product candidates for which we may obtain marketing approval.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any other products we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we commercialize any future product candidates or if we initiate additional clinical trials in the United States and around the world. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has and may in the future adversely affect our business.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities, our financial condition and our results of operations. For example, United States residents and businesses in major urban centers have been hit especially hard by the global spread of COVID-19, which has resulted in certain disruptions to our business and may in the future result in additional disruptions to our business. Examples of both include:

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

•

Limitations on third party manufacturers and distributors. We currently utilize third parties to, among other things, supply raw materials, produce drug substance, drug product, and drug packaging. Some of our third party manufacturers and distributors may in the future be limited and, at times, precluded from delivering us raw materials, drug substance, drug product, and drug packaging on a timely basis, for a variety of reasons, including without limitation an evolving understanding of how international, federal, and/or state authorities define “essential business”, their inability to remain open due to lost business in other parts of their portfolios, or because of international, federal, and/or state prioritization orders requiring our manufacturers to produce for and our distributors to distribute to governmental entities, competitors and/or other companies before they produce for us.

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

Risks Related to Our Commercial Agreements

We depend on Secura. for the achievement and payment of the contingent consideration under the asset purchase agreement between us and Secura pursuant to which we sold the COPIKTRA assets to Secura. If Secura is unsuccessful in developing and commercializing COPIKTRA, we may not receive such payments or otherwise capitalize on the market potential of COPIKTRA.

On September 30, 2020, we completed the disposition of the Company’s rights, title and interest in and to COPIKTRA to Secura Bio, Inc. (Secura). Under the terms of the asset purchase agreement with Secura, we are entitled to contingent consideration, including milestone payments and royalties, dependent upon the further development and commercial success of COPIKTRA. Accordingly, our ability to receive the contingent consideration will depend on Secura’s ability to successfully develop and commercialize COPIKTRA.

Secura’s ability to develop and commercialize COPIKTRA is subject to a number of risks and uncertainties, including the following:

•	Secura has significant discretion in determining how to develop further and commercialize COPIKTRA, including through potential collaborators and partners;
•	Secura may not commit sufficient resources to development, marketing or distribution of COPIKTRA;

•	Even if diligently pursued, Secura’s efforts to develop and commercialize COPIKTRA may not be successful;
•

Secura may not properly maintain or defend its intellectual property rights or may use its proprietary information in such a way as to invite litigation that could jeopardize or invalidate the intellectual property of COPIKTRA; and

•	disputes may arise between Secura and us that result in the delay of payments or in costly litigation that diverts management attention and resources.

If we do not realize the anticipated benefits of our license agreements with Pfizer for the FAK program and Chugai for the dual RAF/MEK candidate program, our business could be adversely affected.

Our license agreements with Pfizer for defactinib and Chugai for VS-6766 may fail to further our business strategy as anticipated or to achieve anticipated benefits and success. We may make or have made assumptions relating to the impact of the acquisition of defactinib and VS-6766 on our financial results relating to numerous matters, including:

•	the cost of development and commercialization of defactinib and VS-6766; and

•	other financial and strategic risks related to the license agreements with Pfizer and Chugai.

Further, we may incur higher than expected operating and transaction costs, and we may encounter general economic and business conditions that adversely affect us relating to our license agreements with Pfizer and Chugai. If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the benefits from our license agreements with Pfizer for defactinib and Chugai for VS-6766 may not be realized or be of the magnitude expected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. As of September 30, 2020, we had an accumulated deficit of $572.6 million. To date, we have generated minimal product revenues and have financed our operations primarily through public and private offerings of our common stock, sales of our common stock pursuant to our at-the-market equity offering programs, our loan and security agreement, as amended, with Hercules Capital Inc. (Hercules), the issuance of our 2018 Notes, upfront payments under our license and collaboration agreements with Yakult, CSPC, and Sanofi, and the upfront payment under the Secura APA. As of September 30, 2020, there was $25.0 million available to borrow under the amended term loan facility with Hercules, subject to Hercules’ approval and certain conditions of funding. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing clinical trials with our product candidates, including with defactinib and VS-6766;

•	initiate additional clinical trials for our product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other products and technologies;

•	hire additional clinical, development and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and

•	establish and maintain a sales, marketing and distribution infrastructure to commercialize any products for which we obtain marketing approval.

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

We will continue to need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts, including for VS-6766.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of our product candidates. We expect our existing cash resources at September 30, 2020 will be sufficient to fund our current operating plan and capital expenditure requirements beyond the next twelve months from the issuance date of these financial statements. We will need to obtain substantial additional funding in connection with our continuing operations, including for our clinical development programs. Our future capital requirements will depend on many factors, including:

•	the scope, progress and results of our ongoing and potential future clinical trials;

•	the extent to which we acquire or in-license other product candidates and technologies;

•	the costs, timing and outcome of regulatory review of our product candidates (including our efforts to seek approval and fund the preparation and filing of regulatory submissions);

•	revenue received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property related claims; and

•	our ability to establish collaborations or partnerships on favorable terms, if at all.

Conducting clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval of any of our product candidates. Our commercial revenues will be derived from sales of products. It will take several years to achieve sales, and we will need to continue to rely on additional financing to further our clinical development objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Risks Related to Our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

As of September 30, 2020, we had an aggregate of $63.3 million of debt outstanding, consisting of $35.0 million under our loan and security agreement with Hercules and $28.3 million in 2018 Notes.

We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Failure to satisfy our current and future debt obligations under the Amended Loan Agreement, or the 2018 Indenture or breaching any covenants under the Amended Loan Agreement, or the 2018 Indenture subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, could accelerate all of the amounts due. Further, the 2018 Notes are subject to repurchase by us, at the option of the holders, at certain dates as specified within the 2018 Indenture prior to maturity in 2048. In the event of an acceleration of amounts due under the Amended Loan Agreement, or the 2018 Indenture, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or grant to others the rights to develop and market our product candidates that we would otherwise prefer to develop and market internally. Hercules could also exercise their rights to take possession and dispose of the collateral securing the term loans on a first priority basis, which collateral includes substantially all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events. We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.

The Amended Loan Agreement and the 2018 Indenture impose operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

•	dispose of certain assets;

•	change our lines of business;

•	engage in mergers, acquisitions or consolidations;

•	incur additional indebtedness;

•	create liens on assets;

•	pay dividends and make distributions or repurchase our capital stock; and

•	engage in certain transactions with affiliates.

Risks Related to Our Dependence on Third Parties

We rely in part on third parties to conduct our clinical trials and preclinical testing, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for and commercialize any of our other product candidates.

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

We do not have any manufacturing facilities or personnel. We currently obtain all of our supply of our product candidates for clinical development from third-party manufacturers or third-party collaborators, and we expect to continue to rely on third parties for the manufacture of clinical quantities of our product candidates. In addition, we currently rely on third parties for the development of various formulations of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any interruption of the development or operation of the manufacturing facilities due to, among other reasons, events such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business, failure or damage to a facility by natural disasters or public health crises, such as the COVID-19 pandemic, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates or materials.

If our current contract manufacturers cannot perform as agreed or these parties cease to provide quality manufacturing and related services to us, we may be required to replace that manufacturer. If we are not able to engage appropriate replacements in a timely manner, our ability to manufacture our product candidates in sufficient quality and quantity required for planned pre-clinical testing, clinical trials and potential commercial use of our product candidates would be adversely affected. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement, as well as producing the drug product and obtaining regulatory approvals for the new manufacturer. In addition, we have to enter into technical transfer agreements and share our know-how with the third-party manufacturers, which can be time consuming and may result in delays. In light of the lead time needed to manufacture our product candidates, and the availability of underlying materials, we may not be able to, in a timely manner or at all, establish or maintain sufficient commercial manufacturing arrangements on commercially reasonable terms necessary to provide adequate supply of our product candidates to meet demands that exceed our clinical assumptions. Furthermore, we may not be able to obtain the significant financial capital that may be required in connection with such arrangements. Even after successfully engaging third parties to execute the manufacturing process for our product candidates, such parties may not comply with the terms and timelines they have agreed to for various reasons, some of which may be out of their or our control, which could impact our ability to execute our business plans on expected or required timelines in connection with the commercialization of and the continued development of our product candidates. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties, which could have a material adverse effect on our business prior to and after commercialization.

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

We may depend on collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

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

We are a party to a number of intellectual property license agreements with third parties, including Pfizer and Chugai, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. For example, under our license agreements with Pfizer and Chugai, we are required to use diligent or commercially reasonable efforts to develop and commercialize licensed products under the agreement and to satisfy other specified obligations. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or to convert the exclusive licenses to non-exclusive licenses, which could materially adversely affect the value of the product candidate being developed under these license agreements. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, which may not be possible. If Pfizer were to terminate its license agreement with us for any reason, we would lose our rights to defactinib. If Chugai were to terminate its license agreement with us for any reason, we could lose our rights to VS-6766.

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

Our commercial success depends upon our ability and the ability of our collaborators to commercialize, develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom to operate searches to determine whether our use of certain of the patent rights owned by or licensed to us would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Risks Related to Achieving Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize such candidates, and our ability to generate revenue will be materially impaired.

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. The activities associated with a product candidate's development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for product candidates will prevent us from commercializing such product candidates. We have not received approval to market any of our current product candidates from regulatory authorities in any jurisdiction in the United States. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate's safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. A product candidate may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

We have received orphan drug designation for certain of our product candidates, but there can be no assurance that we will be able to prevent third parties from developing and commercializing products that are competitive to these product candidates.

We received orphan drug designation in the United States and European Union for the use of defactinib in ovarian cancer, and in the United States, the European Union, and Australia for the use of defactinib in mesothelioma. Orphan drug exclusivity grants seven years of marketing exclusivity under the Federal Food, Drug and Cosmetic Act (FDCA), up to ten years of marketing exclusivity in Europe, and five years of marketing exclusivity in Australia. Other companies have received orphan drug designations for compounds other than defactinib for the same indications for which we may have received orphan drug designation in corresponding territories. While orphan drug exclusivity for defactinib provides market exclusivity against the same active ingredient for the same indication, we would not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe on the basis of orphan drug exclusivity. Furthermore, the marketing exclusivity in Europe can be reduced from ten years to six years if the orphan designation criteria are no longer met or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which the FDA may approve a competing product for the same indication during the seven-year period of marketing exclusivity, such as if the later product is the same compound as our product but is shown to be clinically superior to our product, or if the later product is a different drug than our product candidate. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or of another compound for the same use as the orphan drug.

We may seek fast track designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process, and it does not ensure that we will receive marketing approval.

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

Healthcare providers, including physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, third-party payors and other parties within the healthcare industry may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare and regulatory laws and regulations within the United States include the following:

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

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post approval activities and affect our ability to profitably sell any of our product candidates for which we obtain marketing approval.

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

The provisions of the Healthcare Reform Act have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to modify certain requirements of the Healthcare Reform Act by executive branch order. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Healthcare Reform Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Healthcare Reform Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In Congress, there have been a number of legislative initiatives to modify, repeal and/or replace portions of the Healthcare Reform Act. Tax reform legislation enacted at the end of 2017 eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70% starting in 2019. Congress may consider other legislation to modify, repeal and/or replace certain elements of the Healthcare Reform Act. In December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. In December 2019, a federal appeals court agreed that the individual mandate provision was unconstitutional but remanded the case back to the district court to assess more carefully whether any provisions of the Healthcare Reform Act were severable and could survive. In November, the Supreme Court will hear the case. Pending resolution of the litigation, which could take some time, the Healthcare Reform Act is still operational in all respects. We continue to evaluate the effect that the Healthcare Reform Act and its possible repeal, replacement or modification may have on our business. Such legislation and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products and product candidates.

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

We cannot be sure whether additional legislative changes will be enacted, or whether the regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post marketing testing and other requirements.

Risks Related to Employee Matters and Managing Growth

We may experience difficulties in managing restructurings and restructuring activities may not be as effective as anticipated.

On October 28, 2019, February 27, 2020, and August 2020 we committed to operation plans to reduce overall operating expenses, including the elimination of approximately 40 positions, 31 positions, and 41 positions, respectively.

The workforce reductions were designed to streamline operations, speed execution of the Company’s clinical development of defactinib and VS-6766. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. Furthermore, our restructuring plan may be disruptive to our operations. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. There can be no assurance that we will be successful in implementing our restructuring program. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

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

Our stock price has been volatile. Since January 27, 2012, when we became a public company, the price for one share of our common stock has reached a high of $18.82 and a low of $0.83 through September 30, 2020. We cannot predict whether the price of our common stock will rise or fall. The market price for our common stock may be influenced by many factors, including:

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

Risks Related to the 2018 Notes

Servicing our debt, including the 2018 Notes, requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2018 Notes, depends on the timing of regulatory reviews and approvals and our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control. We are a clinical stage biopharmaceutical company and we have not yet generated any profit from product sales. We expect to continue to incur losses as we continue our clinical development of, and seek regulatory approvals for, our product candidates, prepare to commercialize any approved products and add infrastructure and personnel to support our product development efforts and operations. Accordingly, our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt agreements, including the 2018 Indenture, some of which may be secured debt. The Amended Loan Agreement also restricts our ability and the ability of our subsidiaries to issue or incur additional indebtedness, including secured indebtedness, though if our loans under the Amended Loan Agreement, mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

We may not have the ability to raise the funds necessary to repurchase the 2018 Notes upon a fundamental change, and our existing or future debt may contain limitations on our ability to repurchase the 2018 Notes.

Holders of the 2018 Notes have the right to require us to repurchase their 2018 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2018 Notes, respectively to be repurchased, plus accrued and unpaid interest, if any. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2018 Notes surrendered therefor. In addition, our ability to repurchase the 2018 Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness that exist at the time of the repurchase. The Amended Loan Agreement currently limits our ability to repurchase the 2018 Notes. Our failure to repurchase the 2018 Notes at a time when the repurchase is required by the Indenture governing the 2018 Notes would constitute a default under the Indentures. A default under the Indentures or the fundamental change itself could also lead to a default under the Amended Loan Agreement, and/or agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2018 Notes.

In addition, our borrowings under the Amended Loan Agreement are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

The Amended Loan Agreement limits our ability to pay any cash amount upon repurchase of the 2018 Notes.

The Amended Loan Agreement prohibits us from making any cash payments to repurchase the 2018 Notes upon a fundamental change. Any new credit facility that we may enter into may have similar restrictions.

Our failure to repurchase the 2018 Notes as required under the terms of the 2018 Notes would constitute a default under the Indentures governing the 2018 Notes and would permit holders of the 2018 Notes to accelerate our obligations under the 2018 Notes. A default under the Indentures or the fundamental change itself could also lead to a default under the Amended Loan Agreement, or agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2018 Notes.

Future sales of our common stock or equity-linked securities in the public market could lower the market price for our common stock.

In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options and upon conversion of the 2018 Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

We did not purchase any of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

2018 Notes Exchange

On November 6, 2020, the Company entered into a privately negotiated agreement with an investor who is a holder of the Company’s 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 5.00% Convertible Senior Notes due 2048 (the 2020 Notes). The issuance of the 2020 Notes is expected to close on November 13, 2020 (the Closing Date), subject to customary closing conditions. The 2020 Notes will be governed pursuant to a indenture by and between the Company and Wilmington Trust, National Association, as trustee and collateral agent (the Trustee), dated as of October 17, 2018 (the Base Indenture), as supplemented by the second supplemental indenture thereto to be dated the Closing Date (the Supplement Indenture and together with the Base Indenture, the 2020 Indenture).

The Company will have the right, exercisable at its option, to cause all 2020 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2020 Indenture) per share of the Company’s common stock equals or exceeds 123.08% of the conversion price on each of at least 20 “VWAP Trading Days” (as defined in the 2020 Indenture), whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date the Company first issued the 2020 Notes.

The initial conversion rate for the 2020 Notes is 307.6923 shares of the Company’s common stock per $1,000 principal amount of the 2020 Notes, which is equivalent to an initial conversion price of approximately $3.25 per share, representing an approximately 153.9% premium to the sale price of $1.28 per share of the Company’s common stock on November 5, 2020, as reported on the Nasdaq Global Market.  The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends, but will not be adjusted for any accrued and unpaid interest.

Prior to November 1, 2023, the Company will not have the right to redeem the 2020 Notes. On or after November 1, 2023, the Company may elect to redeem the 2020 Notes, in whole or in part, at a cash redemption price equal to the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any.

Unless the Company has previously called all outstanding 2020 Notes for redemption, the 2020 Notes will be subject to repurchase by the Company at the holders’ option on each of November 1, 2023, November 1, 2028, November 1, 2033, November 1, 2038 and November 1, 2043 (or, if any such date is not a business day, on the next business day) at a cash repurchase price equal to the principal amount of the 2020 Notes to be repurchased, plus accrued and unpaid interest, if any.

If a Fundamental Change (as defined in the 2020 Indenture) occurs at any time, subject to certain conditions, holders may require the Company to purchase all or any portion of their 2020 Notes at a purchase price equal to 100% of the principal amount of the 2020 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the “Fundamental Change Repurchase Date” (as defined in the 2020 Indenture).  If a “Make-Whole Fundamental Change” (as defined in the 2020 Indenture) occurs on or before November 1, 2022 and a holder elects to convert its 2020 Notes in connection with such Make-Whole Fundamental Change, such holder may be entitled to an increase in the conversion rate in certain circumstances as set forth in the 2020 Indenture.

Upon conversion of the 2020 Notes, holders will receive a cash payment equal to the accrued and unpaid interest on the converted 2020 Notes

The 2020 Notes are the Company’s senior unsecured obligations and will be senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2020 Notes, and equal in right of payment with the Company’s existing and future indebtedness that is not so subordinated, and effectively subordinated to the Company’s existing and future indebtedness, to the extent of the value of the collateral securing such indebtedness.  The 2020 Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

The Company will issue the 2020 Notes in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1934, as amended (the Securities Act). Any shares of common stock issued upon conversion of the 2020 Notes will be issued pursuant to Section 3(a)(9) of the Securities Act as an exchange with existing security holders. Based on the initial maximum conversion rate of 833.3333 shares of common stock per $1,000 principal amount of notes, a maximum of approximately 23.3 million shares of common stock are initially issuable upon conversion of the 2020 Notes. The offer and sale of the 2020 Notes and the shares of common stock issuable upon conversion of the 2020 Notes have not been, and will not be, registered under the Securities Act.

The foregoing summary of the 2020 Notes, the Base Indenture and the Supplemental Indenture does not purport to be complete and is qualified in its entirety by reference to the text of the 2020 Notes, the Base Indenture and the Supplemental Indenture, and the form of 5.00% Convertible Senior Note due 2048 included in the Supplemental Indenture, which are filed as Exhibits 4.1, 4.2, and 4.3, respectively, with this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Repayment of Amended Term Loan

 On November 9, 2020, the Company repaid in full all principal, accrued and unpaid interest, fees, and expenses under the Amended Loan Agreement with Hercules in an aggregate amount of $37.4 million (the Payoff Amount). The Payoff Amount includes the principal balance of $35.0 million, final payment fee of $1.8 million, prepayment penalty fee of $0.5 million, and accrued and unpaid interest of $0.1 million.  Effective upon Hercules receipt of the Payoff Amount, the Amended Loan Agreement has been terminated along with Hercules’ commitment to provide funding under any future term loans.  All liens on substantially all of the Company’s assets to secure the loans under the Amended Loan Agreement have been terminated and released.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

c
4.1

Indenture, dated as of October 17, 2018, between Verastem, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant on October 17, 2018).

4.2	*	Form of Second Supplemental Indenture, by and between the Company and Wilmington Trust, National Association.
4.3	*	Form of 5.00% Convertible Senior Note due 2014 (included in Exhibit 4.2).
10.1	*†#	Asset Purchase Agreement by and between Secura Bio, Inc. and Verastem, Inc.
10.2	*†	Exchange Agreement by and between Verastem, Inc. and Highbridge Tactical Credit Master Fund, L.P., dated November 6, 2020.
31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on November 9, 2020.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Current Report on form 10-Q, formatted in Inline XBRL

*	Filed or furnished herewith.
†

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

#

Certain information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. An unredacted copy of this exhibit will be furnished to the Securities and Exchange Commission on a supplemental basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: November 9, 2020	By:	/s/ BRIAN M. STUGLIK

Brian M. Stuglik
Chief Executive Officer
(Principal executive officer)

Date: November 9, 2020	By:	/s/ ROBERT GAGNON

Robert Gagnon
Chief Business and Financial Officer
(Principal financial and accounting officer)