Form 10-K
period 2020-12-31
Verastem, Inc.
filed 2021-03-18
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was $290,695,420.

The number of shares outstanding of the registrant’s common stock as of March 17, 2021 was 171,665,716

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on May 18, 2021 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the uncertainties inherent in research and development of VS-6766 and defactinib, such as negative or unexpected results of clinical trials; whether and when any applications for VS-6766 and defactinib may be filed with regulatory authorities in any other jurisdictions; whether and when regulatory authorities in any other jurisdictions may approve any such other applications that may be filed for VS-6766 and defactinib, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted and, if approved, whether VS-6766 or defactinib will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for VS-6766 and defactinib; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of VS-6766 and defactinib; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that VS-6766 or defactinib will cause unexpected safety events, experience manufacturing or supply interruptions or failures, or result in unmanageable safety profiles as compared to their levels of efficacy; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for VS-6766 or defactinib; that we will be unable to in-license additional compounds or successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we may not realize the operational efficiencies and cost savings from restructuring, that we or Chugai Pharmaceutical, Co. Ltd., will fail to fully perform under the license agreement; that we or Secura Bio, Inc. will fail to fully perform under the asset purchase agreement; that we may be unable to make additional draws under our debt facility or obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients; and that the duration and impact of COVID-19 may affect, precipitate or exacerbate one or more of the foregoing risks and uncertainties. Other risks and uncertainties include those identified under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2020, and in any subsequent filings with the Securities and Exchange Commission (SEC).

As a result of these and other factors, we may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. The forward-looking statements contained in this Annual Report on Form 10-K reflect our views as of the date hereof. We do not assume and specifically disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business

OVERVIEW

We are a development-stage biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with cancer. Our pipeline is focused on novel small molecule drugs that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

Our most advanced product candidates, VS-6766 and defactinib, are being investigated in both preclinical and clinical studies for treatment of various solid tumors, including, low-grade serous ovarian cancer (LGSOC), non-small cell lung cancer (NSCLC), colorectal cancer (CRC), pancreatic cancer, uveal melanoma, and endometrial cancer. We believe that these compounds may be beneficial as therapeutics either as single agents or when used together in combination with other agents, other pathway inhibitors or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

VS-6766 is an orally available first-in-class unique small molecule RAF/MEK inhibitor. In contrast to other MEK inhibitors commercially available and in development, VS-6766 is a dual RAF/MEK inhibitor that blocks both MEK kinase activity and the ability of RAF to phosphorylate MEK. MEK-only inhibitors (e.g. PD0325901) paradoxically induce MEK phosphorylation (pMEK) by relieving extracellular-signal-regulated-kinase (ERK)-dependent feedback inhibition of RAF which may limit their efficacy. By inhibiting RAF-mediated phosphorylation of MEK, VS-6766 has the advantage of not inducing pMEK. This unique mechanism of VS-6766 enables more effective inhibition of ERK signaling and may confer enhanced therapeutic activity against ERK-dependent, RAS or BRAF mutant tumors.

VS-6766 has been shown to inhibit signaling and proliferation of tumor cell lines with a variety of KRAS, HRAS, or BRAF mutations. VS-6766 has also been shown to synergize with G12C inhibitors in KRAS mutant NSCLC and CRC in preclinical models and enhances the anti-tumor effects of anti-PD-1 in KRAS mutant NSCLC mouse models. VS-6766 has shown compelling synergy with defactinib in preclinical trials.

Defactinib, is a targeted inhibitor of FAK. FAK is a non-receptor tyrosine kinase encoded by the protein tyrosine kinase-2 (PTK-2) gene that is involved in cellular adhesion and, in cancer, metastatic capability. Defactinib targets malignant cells both directly and through modulation of the tumor microenvironment. Defactinib has received orphan drug designation in ovarian cancer in the United States, European Union, and Australia.  Preclinical research by Verastem Oncology scientists and collaborators at world-renowned research institutions has described the effect of FAK inhibition to enhance immune response by decreasing immuno-suppressive cells, increasing cytotoxic T cells, and reducing stromal density, which allows tumor-killing immune cells to enter the tumor. Defactinib is an oral small molecule inhibitor of FAK and proline-rich tyrosine kinase (PYK2) that is currently being evaluated as a potential combination therapy for various solid tumors.

The combination of VS-6766 and defactinib has been found to be clinically active in patients with KRAS mutant tumors. In an ongoing investigator-initiated Phase 1/2 study (The FRAME study), the combination of VS-6766 and defactinib is being evaluated in patients with recurrent LGSOC, KRAS mutant NSCLC and CRC. Updated data from this study presented at the 2nd Annual RAS-Targeted Drug Development Summit in September 2020 demonstrated a 56% overall response rate (ORR) and long duration of therapy among patients with KRAS-G12 mutant LGSOC. In an updated December 2020 data read-out of the FRAME study LGSOC cohort (n=24), the ORR is 52% (11 of 21 response evaluable patients). Among the 21 response evaluable patients, the data demonstrated 70% ORR (7 of 10 response evaluable patients) in KRAS mutant LGSOC, 44% ORR (4 of 9 response evaluable patients) in KRAS wild type LGSOC and 0% ORR (0 of 2 response evaluable patients) in KRAS status undetermined LGSOC. Based on an observation of higher response rates seen in NSCLC patients with KRAS-G12V mutations in the study, we are also exploring the role of VS-6766 and defactinib in KRAS-G12V mutant NSCLC. The FRAME study was expanded in August 2020 to include new cohorts in pancreatic cancer, KRAS mutant endometrial cancer and KRAS-G12V mutant NSCLC.

We have met with regulatory authorities in third quarter of 2020, and have commenced registration-directed trials investigating VS-6766 as a monotherapy and in combination with defactinib in the fourth quarter of 2020. The registration-directed trials are called RAF and MEK Program (RAMP) 201 and 202 studies. RAMP 201 is an adaptive two-part multicenter, parallel cohort, randomized, open label trial to evaluate the efficacy and safety of VS-6766 alone and in combination with defactinib in patients with recurrent LGSOC. RAMP 202 study is a Phase 2, adaptive two-part multicenter, parallel cohort, randomized, open-label trial to evaluate the efficacy and safety of VS-6766 alone and in combination with defactinib in patients with KRAS mutant NSCLC, following treatment with a platinum-based regimen and immune checkpoint inhibitor. Both studies are discussed in greater detail below.

In addition, defactinib is currently being investigated in combination with immunotherapeutic and other agents through ISTs.

OUR FOCUS

We are focused on the development and commercialization of small molecules kinase inhibitors for optimized efficacy and safety – primarily as orally available drugs and drug candidates that are designed to treat various forms of cancer. Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. The American Cancer Society estimated that in the United States in 2020, more than 1.8 million new cases of cancer were diagnosed and more than 600,000 people died from the disease. Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormonal therapy, immunotherapy, cell therapy, and targeted therapy. Notwithstanding years of intensive research and clinical use, these current treatments often fail to cure cancer. For example, conventional chemotherapy works by stopping tumor growth by disrupting the cell cycle leading to cell death. Chemotherapies are effective at killing cancer cells because cancer cells generally grow more rapidly than normal cells. However, chemotherapies also target fast-growing normal cells of the body, such as blood cells, hair follicles, and the cells lining the mouth, stomach, and intestines. As a result, they have a range of side effects and although the treatments may succeed at initially decreasing tumor burden, they ultimately fail to kill all the cancer cells and/or to effectively disrupt the tumor microenvironment (TME), potentially resulting in eventual disease progression.

Accordingly, cancer remains one of the world’s most serious health problems and is the second most common cause of death in the United States after heart disease. For example, the U.S. annual incidence, based on 2020 estimates from the National Cancer Institute’s Surveillance, Epidemiology, and End Results Program (NCI; SEER), is that during the year there were approximately 228,820 new cases of lung cancer, 147,950 new cases of colorectal cancer and 57,600 new cases of pancreatic cancer.

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

We leverage our expertise in translational research and deep understanding of cancer treatment pathways as well as strategic partnerships to identify, develop and deliver effective options to address unmet needs. We believe the best way for us to help patients living with cancer is by advancing newly emerging mechanisms of the disease and developing novel therapies that target them.

Despite significant advances in the treatment of cancer, unmet needs persist. RAS has long been one of the most elusive cancer-causing proteins. RAS mutant tumors are present in about 30% of all human cancers, have historically presented a difficult treatment challenge and are often associated with significantly worse prognosis. Since its discovery almost four decades ago, researchers have persistently tried, and failed, to develop therapies that effectively block the cancer-promoting effects of RAS mutation, including KRAS, NRAS, BRAF, and HRAS mutations. Challenges associated with identifying new treatment options for these types of cancers include resistance to single agents, identifying tolerable combination regimens with MEK inhibitors and new RAS inhibitors in development addressing only a minority of all RAS mutated cancers.

Our focus is targeting cancer cells both directly as well as indirectly by way of the tumor microenvironment.

Low Grade Serous Ovarian Cancer (LGSOC)

LGSOC is a slow-growing cancer with a high mortality rate that comprise 5-10% of serous ovarian cancers and 6-8% of all ovarian cancers, and has a significant prevalence of KRAS mutations which occur in approximately one third of patients. The remaining KRAS wild-type patients include those with mutations in NRAS or BRAF. There are an estimated 6,000 patients in the United States and 80,000 worldwide living with this disease. Approximately half of those diagnosed are in their 20s-40s. LGSOC has a median survival rate of 10 years, with 85% of patients experiencing recurrence and enduring severe pain and complications as the disease progresses.  Despite low response rates to chemotherapy, it continues to be the standard of care for this disease.

Currently, VS-6766 is being evaluated (i) in combination with defactinib and as a monotherapy for the treatment of patients with recurrent LGSOC in a Phase 2 registration directed study entitled RAMP 201 and (ii) in combination with defactinib for patients with advanced LGSOC in an investigator sponsored trial (IST) entitled FRAME.

Non-Small Cell Lung Cancer

According to the NCI, the most common types of NSCLC are squamous cell carcinoma, large cell carcinoma, and adenocarcinoma. Although NSCLCs are associated with cigarette smoke, adenocarcinomas may be found in patients who have never smoked. As a class, NSCLCs are relatively insensitive to chemotherapy and radiation therapy compared with small cell lung cancer (SCLC). Lung cancer is the leading cause of cancer-related mortality in the United States. The NCI estimates that the number of new incidences of lung cancer was 54.2 per 100,000 men and women per year based on 2013-2017 cases and that the five-year relative survival rate from 2010 to 2016 for patients with lung cancer was approximately 21%.

Patients with resectable disease may be cured by surgery or surgery followed by chemotherapy. Local control can be achieved with radiation therapy in a large number of patients with unresectable disease, but a cure is seen only in a small number of patients. Patients with locally advanced unresectable disease may achieve long term survival with radiation therapy combined with chemotherapy. Recently, immunotherapy has emerged as new treatment option for certain types of lung cancer. While any cancer treatment can cause side effects, immunotherapy is generally well-tolerated. In addition, the introduction of targeted treatment has emerged as lung cancer treatment. Unlike chemotherapy drugs, which cannot tell the difference between normal cells and cancer cells, targeted therapies are designed specifically to attack cancer cells by attaching to or blocking targets that appear on the surfaces of those cells. Patients with advanced metastatic disease may achieve improved survival and palliation of symptoms with chemotherapy, targeted agents, and other supportive measures. The disease becomes resistant to therapy and returns in the majority of patients.

KRAS mutation occurs in approximately 25% of NSCLC adenocarcinoma patients. Two of the most common sub-types of KRAS mutations are G12V, which are present in approximately 7% of NSCLC and G12C, which occur in approximately 13% of NSCLCs. There are several agents in development for KRAS-G12C mutations, but our study represents the first time that an agent will be studied specifically for KRAS-G12V. Studies suggest that these types of KRAS mutations differ in clinical characteristics and response to traditional treatments such as chemotherapy. Currently, VS-6766 is being evaluated (i) in combination with everolimus for treatment of patients with NSCLC in an IST, (ii) in combination with defactinib for the treatment of patients with advanced KRAS mutant NSCLC and advanced KRAS-G12V mutant NSCLC in an IST entitled FRAME, and (iii) in combination with defactinib and as a monotherapy for treatment of patients with recurrent KRAS mutant NSCLC in a registration directed study entitled RAMP 202.

Colorectal Cancer

CRC, also known as bowel cancer, colon cancer, or rectal cancer, is the development of cancer from the colon or rectum (parts of the large intestine). One in twenty people will be diagnosed with colorectal cancer and colorectal cancer is the second leading cause of cancer death among men and women combined in the United States. The NCI estimates that the number of new incidences of CRC was 38.2 per 100,000 men and women per year based on 2013-2017 cases and that the five-year relative survival rate from 2010 to 2016 for patients with CRC was approximately 65%. The individual likelihood of survival depends on how advanced the cancer is, whether or not all the cancer can be removed with surgery and the person's overall health.

Treatments used for colorectal cancer may include some combination of surgery, radiation therapy, chemotherapy and targeted therapy. Cancers that are confined within the wall of the colon may be curable with surgery, while cancer that has spread widely is usually not curable, with management being directed towards improving quality of life and symptoms. Currently, VS-6766 is being evaluated in combination with defactinib for the treatment of patients with advanced CRC in an IST entitled FRAME.

Pancreatic Cancer

In 2020, the NCI estimated that pancreatic cancer was the eleventh most common cancer diagnosed in the United States and that the disease represented the third leading cause of cancer-related death in the country. Pancreatic cancer often has a poor prognosis, even when diagnosed early. Pancreatic cancer typically spreads rapidly and is seldom detected in its early stages, which is a major reason why it is a leading cause of cancer death. Signs and symptoms may not appear until pancreatic cancer is so advanced that complete surgical removal is not possible. Pancreatic cancer is one of the few cancers where survival has not improved significantly during the past 40 years. The NCI estimates that the number of new incidences of pancreatic cancer was 13.1 per 100,000 men and women per year based on 2013-2017 cases. Pancreatic cancer has a very high mortality rate with approximately 90% of patients dying within five years of their initial diagnosis based on the five-year relative survival rate from 2010 to 2016. The median age for diagnosis is 70 with the disease affecting males slightly more than females. KRAS mutant pancreatic cancer represents approximately 98% of pancreatic cancer diagnoses.

The prognosis for pancreatic cancer is extremely poor as shown by the survival rate, which indicates the need for new treatments. Chemotherapy or chemotherapy plus radiation is offered to patients whose tumors are unable to be removed surgically. Immuno-oncology agents have not demonstrated a significant improvement in treatment outcome for patients with pancreatic cancer. The limited impact of chemotherapies and immunotherapies to improve the outcome may be due to the dense stroma that is prevalent in pancreatic tumors and the TME. Currently, VS-6766 is being evaluated in combination with defactinib for the treatment of patients with advanced pancreatic cancer in an IST entitled FRAME.

Uveal Melanoma

Uveal melanoma, also known as ocular melanoma, is the most common primary cancer of the eye in adults. It is a disease in which cancer (malignant) cells are found in part of the eye called the uvea. The uvea includes the iris, the ciliary body, and the choroid layer. The iris opens and closes to change the amount of light entering the eye. The ciliary body changes the shape of the lens inside the eye to allow the eye to focus. The choroid layer is next to the retina, the part of the eye that makes a picture. According to the American Cancer Society, there are approximately 3,400 new cases of eye cancer (mainly melanoma) in the United States each year and the five year survival rate for eye melanoma is approximately 82%. Uveal melanoma has a peak rate of diagnosis around 70 years old.

Uveal melanoma may have no early signs or symptoms and it is sometimes found during eye examples. As the tumor grows symptoms may include blurred vision, spots that drift in field of vision or flashes of lights, dark spot on the iris, change in the size or change or pupil or a change in position of the eyeball in eye socket. Uveal melanoma has a high risk of migrating from the eye to other sites in the body and therefore treatment is aggressive to try to prevent its spread. Oncologists may initially try watchful waiting if the tumor shows no sign of growing or if the cancer is in the only eye with useful treatment. When treatment is required, surgery is the most common approach for uveal melanoma. Other treatments include radiation therapy, photocoagulation also known as light coagulation and thermotherapy. Currently, VS-6766 is being evaluated in combination with defactinib for the treatment of patients with metastatic uveal melanoma in an IST.

Endometrial Cancer

Endometrial cancer, also known as uterine cancer, is a cancer of the endometrium, which is lining of the uterus. The uterus is a hollow, pear-shaped organ in a woman’s pelvis in which a fetus grows after conception. It is the most common type of cancer that affects the female reproductive organs. Endometrial cancer mainly affects women after menopause, with a median age of diagnosis of 63. The NCI estimates that the number of new incidences of uterine cancer was 27.8 per 100,000 women per year based on 2013-2017 cases and that the five-year relative survival rate from 2010 to 2016 for patients with endometrial cancer was approximately 81%. KRAS mutant endometrial cancer represents approximately 21% of endometrial cancer diagnoses.

The current treatment of endometrial cancer depends on the stage and the specific pathology type of the disease at the time of diagnosis. Surgery is generally considered for this disease. In early stages, minimal invasive surgery may be the only treatment required. In later stages, more involved and extensive surgeries to remove the disease outside the uterus and cervix may be required, in combination with chemotherapy and radiation therapy. Currently VS-6766 is being evaluated in combination with defactinib for the treatment of patients with KRAS mutant endometrial cancer in an IST entitled FRAME.

OUR STRATEGY

With VS-6766 and defactinib, we seek to utilize a multi-faceted approach to treat cancer by directly targeting the cancer cells, enhancing anti-tumor immunity, and modulating the local tumor microenvironment. Our goal is to build a leading biopharmaceutical company focused on the development and commercialization of novel drugs that use a multi-faceted approach to improving outcomes for patients with cancer.

Key elements of our strategy to achieve this goal are:

●	Continuing to develop and explore VS-6766 alone and in combination with defactinib and execute on the registration-directed studies for VS-6766 and defactinib for treatment of LGSOC and KRAS G12V mutant NSCLC.
●	Expanding the indications in which VS-6766 and defactinib may be used. In parallel with clinical studies in NSCLC and LGSOC, signal-finding clinical studies are also in progress to assess safety and efficacy of this combination for patients with pancreatic cancer, KRAS/BRAF mutant endometrioid cancer, and metastatic uveal melanoma. Additionally, preclinical studies are in progress to prioritize additional cancer indications and approaches to expand the potential of our product candidates.
●	Assessing synergy of VS-6766 with other agents in preclinical models to prioritize for clinical development. It is becoming well established that blockade of multiple nodes in the ERK pathway is necessary for maximal depth and duration of anti-tumor response. We are assessing combinations of VS-6766 with other key agents targeting both the vertical RAS pathway (e.g. KRAS G12C and SHP2 inhibitors), as well as agents targeting parallel pathways (e.g. mTOR inhibitors). These studies may lead to discussions with other companies and clinical investigators with the objective of assessing high priority combinations in the clinic.
●	Establishing VS-6766 as the backbone therapy for RAS pathway-driven tumors.
●	Considering the acquisition or in-licensing of rights to additional agents. We may pursue the acquisition or in-license of rights to additional agents from third parties that may supplement our internal programs and allow us to initiate clinical development of a diverse pipeline of agents more quickly.
●	We may seek third-party collaborators for the eventual commercialization of our product candidates both in the U.S and around the world.

OUR PRODUCT CANDIDATES AND PIPELINE

Our pipeline product candidates currently consist of VS-6766 as a monotherapy and in combination with defactinib and other agents which continue to be evaluated in the clinic for the treatment of a variety of cancer types. The follow table represents the status of our pipeline:

* Pre-clinical studies ongoing in multiple KRAS mutant tumors

1 Investigator-sponsored trial

2 NCT03875820

3 NCT04625270

4 NCT04620330

The status of our development programs in the table above represents the ongoing phase of development and does not correspond to the completion of a particular phase. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in the “Risk Factors” section of this Annual Report on Form 10-K.

VS-6766 and defactinib

VS-6766 is an orally available first-in-class unique small molecule RAF/MEK inhibitor. In contrast to other MEK inhibitors in development, VS-6766 is a dual RAF/MEK inhibitor that blocks both MEK kinase activity and the ability of RAF to phosphorylate MEK. MEK-only inhibitors (e.g. PD0325901) paradoxically induce pMEK by relieving extracellular-signal-regulated-kinase (ERK)-dependent feedback inhibition of RAF which may limit their efficacy. By inhibiting RAF-mediated phosphorylation of MEK, VS-6766 has the advantage of not inducing pMEK. This unique mechanism of VS-6766 enables more effective inhibition of ERK signaling and may confer enhanced therapeutic activity against ERK-dependent, RAS or BRAF mutant tumors.

Defactinib is a targeted inhibitor of FAK. FAK is a non-receptor tyrosine kinase encoded by the PTK-2 gene that is involved in cellular adhesion and, in cancer, metastatic capability. Defactinib targets malignant cells both directly and through modulation of the tumor microenvironment. Defactinib has received orphan drug designation in ovarian cancer in the United States., European Union and Australia. Defactinib is an oral small molecule inhibitor of FAK and proline-rich tyrosine kinase (PYK2) that is currently being evaluated as a potential combination therapy for various solid tumors.

Defactinib and VS-6766 have each shown independent clinical activity against RAS mutant cancers.

Phase I Study (FRAME) investigating the Combination of VS-6766 and Defactinib in Patients with KRAS Mutant Cancers and Subsequent Analyses

The FRAME study is an open-label, investigator-initiated study that is designed to assess safety, dose response and preliminary efficacy of the VS-6766/defactinib combination in patients with KRAS mutant solid tumors, including LGSOC (including wild type), NSCLC and CRC. The FRAME study is being led by Dr. Udai Banerji and is being conducted in the United Kingdom. In this study, VS-6766 was administered using a twice-weekly dose escalation schedule and was administered three out of every four weeks. Defactinib was administered using a twice-daily dose escalation schedule, also three out of every four weeks. Dose levels were assessed in three cohorts: cohort 1 (VS-6766 3.2mg, defactinib 200mg); cohort 2a (VS-6766 4mg, defactinib 200mg); and cohort 2b (VS-6766 3.2mg, defactinib 400mg). The recommended Phase 2 dose was determined to be VS-6766 3.2mg, defactinib 200mg. The FRAME study is has expanded to include new cohorts in pancreatic cancer, KRAS mutant endometrial cancer and KRAS-G12V mutant NSCLC.

Initial Results from the FRAME Study Investigating the Combination of VS-6766 and Defactinib in Patients with KRAS Mutant Cancers and Subsequent Analyses

The poster presentation at the American Association for Cancer Research (AACR) 2020 Virtual Meeting held in April 2020 described safety and dose response data from the dose-escalation portion and expansion cohorts from an open-label, investigator-initiated Phase 1 study conducted in the United Kingdom assessing the combination of RAF/MEK and FAK inhibitor therapy in patients with LGSOC and KRAS mutant NSCLC. The study evaluated the combination of VS-6766 and defactinib. VS-6766 was administered using a twice-weekly dose escalation schedule and was administered 3 out of every 4 weeks. Defactinib was administered using a twice-daily dose escalation schedule, also 3 out of every 4 weeks. Dose levels were assessed in 3 cohorts: cohort 1 (VS-6766 3.2mg, defactinib 200mg); cohort 2a (VS-6766 4mg, defactinib 200mg); and cohort 2b (VS-6766 3.2mg, defactinib 400mg).

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

Based on an observation of higher response rates seen in patients with KRAS G12V mutations in the investigator-initiated Phase 1 combination study, we conducted a combined analysis with data from the combination study and the prior single-agent study that utilized a twice-weekly dosing schedule of VS-6766 to get a more complete picture of activity in KRASG12V mutations. The subsequent, combined analysis (VS-6766 monotherapy and defactinib combination) showed a 57% ORR (4/7 patients); as a single agent (2/5 patients) and in combination with defactinib (2/2 patients) in KRASG12V mutant NSCLC. Similarly, the combined analysis showed a 60% ORR (3/5 patients); as a single agent (1/2 patients) and in combination with defactinib (2/3 patients) in KRASG12V mutant gynecologic cancers. All KRASG12V responses were confirmed responses per RECIST criteria. These additional analyses were conducted to understand the impact that various KRAS variants may have had on response to identify potential signals to pursue in future prospective studies. This additional analysis was not part of the AACR 2020 poster presentation.

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

Updated Phase 1/2 FRAME Study Results in Patients with LGSOC

On September 16, 2020, updated Phase 1/2 FRAME study results in patients with LGSOC were presented. Among the patients with LGSOC (n=17), the ORR was 41% (7 of 17 patients), all partial responses (PRs). Among the patients with KRAS-G12 mutant LGSOC (n=9), the ORR was 56% (5 of 9 patients). Among the nine patients who had received one or more prior MEK inhibitors, five had responded. In patients with KRAS mutant LGSOC receiving the recommended Phase 2 dosing (RP2D) regimen, the ORR was 50% (3 of 6 patients). The LGSOC cohort of the FRAME study remains ongoing, with 53% (9 of 17 patients) still on study as of the data cutoff date of August 17, 2020, with three patients on treatment for two years or more.

The most common Grade ≥3 treatment-related adverse events (TEAEs) observed for the recommended Phase 2 dosing regimen were rash (4%) and elevated creatine kinase (4%). No patients discontinued from the FRAME study due to TEAEs.

In an updated December 2020 read-out of the FRAME study LGSOC cohort  (n=24), the overall response rate (ORR) is 52% (11 of 21 response evaluable patients), with KRAS mutant ORR at 70% (7 of 10 response evaluable patients), KRAS wild-type ORR at 44% (4 of  9 response evaluable patients) and KRAS status undetermined ORR at 0% (0 of 2 response evaluable patients). As reported previously, the most common side effects seen in the study were rash, creatine kinase elevation, nausea, hyperbilirubinemia and diarrhea, most being NCI CTC Grade 1/2 and all were reversible.  The data from the LGSOC cohort are anticipated to be presented at a major medical meeting during the second half of 2021.

The novel, intermittent, combination dosing schedule used in the FRAME study continues to show encouraging clinical activity in patients with KRAS mutant and KRAS wild type LGSOC, including in patients who had previously progressed following treatment with a MEK inhibitor.

Phase II study (known as RAMP (RAF and MEK Program) 201 Study) Registration-Directed Trial of VS-6766 and Defactinib in Recurrent Low-Grade Serous Ovarian Cancer (LGSOC)

The RAMP 201 Study that was initiated in November 2020 is a registration-directed clinical trial of VS-6766 and defactinib, in patients with recurrent LGSOC.

The RAMP 201 Study is an adaptive two-part multicenter, parallel cohort, randomized, open label trial to evaluate the efficacy and safety of VS-6766 alone and in combination with defactinib in patients with recurrent LGSOC. The first part of the study will determine the optimal regimen of either VS-6766 monotherapy or in combination with defactinib in patients with recurrent KRAS mutated and KRAS wild type LGSOC randomized 1:1 in each treatment arm. The determination of which regimen to take forward into the expansion phase of the trial, which will enroll both KRAS mutated and KRAS wild type LGSOC, will be made based on objective response rate data. The expansion phase of the study will examine efficacy and safety parameters of the regimen selected. Trial enrollment is underway in the United States with European sites to follow.

Phase II Study (known as RAMP (RAF and MEK Program) 202 Study) Registration-Directed Trial of VS-6766 and Defactinib in Previously Treated KRAS Mutant NSCLC)

The RAMP 2020 Study that was initiated in December 2020 is a registration-directed clinical trial of VS-6766 and defactinib, in patients with KRAS mutant NSCLC.

The RAMP 202 study is a Phase 2, adaptive two-part multicenter, parallel cohort, randomized, open-label trial to evaluate the efficacy and safety of VS-6766 alone and in combination with defactinib in patients with KRAS mutant NSCLC, following treatment with a platinum-based regimen and immune checkpoint inhibitor. The first part of the study will determine the optimal regimen of either VS-6766 monotherapy or in combination with defactinib in patients with KRAS-G12V mutant NSCLC randomized 1:1 in each treatment arm. An exploratory arm of the initial phase of the study will evaluate other KRAS mutations. The determination of which regimen to take forward into the expansion phase of the trial will be made based on data from KRAS-G12V mutant patients. The second phase of the study will examine efficacy and safety parameters of the most effective regimen.

Phase II Study of VS-6766 Combined with Defactinib in Patients with Metastatic Uveal Melanoma

The Phase 2 IST was initiated in January 2021 and is an open-label, single arm, investigator-initiated study that is designed to assess potential efficacy, survival benefit and safety profile of the VS-6766/defactinib combination in patients with metastatic uveal melanoma. The Phase 2 study is being led by Dr. Takami Sato and is a single-institution study being conducted at Thomas Jefferson University Hospital. In this study, VS-6766 is being administered at 3.2 mg twice-weekly with defactinib at 200 mg twice daily administered three out of every four weeks. This recommended Phase 2 dose for the combination is based on the FRAME study.

COPIKTRA (duvelisib)

On August 10, 2020, we and Secura Bio, Inc. (Secura) signed an Asset Purchase Agreement (Secura APA) and on September 30, 2020, the transaction closed. Pursuant to the Secura APA, we sold our exclusive worldwide license for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib.  A detailed description of the terms and conditions of the Secura APA is contained below under the heading Licenses and Commercial Agreements. With the transition of the duvelisib program to Secura, we are focusing our efforts on our lead product candidates, VS-6766 and defactinib.

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

Patents

Our patent portfolio includes issued and pending applications worldwide. These patent applications fall into three categories: (1) RAF/MEK inhibition program; (2) FAK inhibition program; and (3) other programs.

RAF/MEK inhibition program

We have exclusively licensed a portfolio of four patent families owned by Chugai Pharmaceutical Co., Ltd. (Chugai). The first patent family has claims directed to the composition of matter of VS-6766, and includes granted patents in the United States, Australia, Brazil, Canada, China, Europe, Japan, Korea, Israel, and New Zealand that are expected to expire in February of 2027. The second patent family has claims directed to methods of making VS-6766 and includes granted patents in Europe, Japan, and the United States that are expected to expire in September of 2032. The third patent family has claims directed to a dosing protocol of VS-6766, and includes pending patent applications in the United States, Australia, Brazil, Canada, China, Europe, Japan, Korea, India, Mexico, Singapore, Taiwan, and Russia. Patent applications in this family, if issued, would be expected to expire in May of 2038. The fourth patent family covers a method of using VS-6766 in combination with a FAK inhibitor, such as defactinib, for treating a patient, and is pending in Japan and Taiwan and as an international application. Any U.S. patents that will issue in this family will have a statutory expiration date in September of 2040.

In addition to the issued and pending patent applications exclusively licensed from Chugai, we own three patent families covering methods of using a MEK inhibitor for treating a patient. The first patent family covers a method of using a MEK inhibitor in combination with a G12C inhibitor for treating a patient, and is pending as an international application. Any U.S. patents that will issue in this family will have a statutory expiration date in January of 2041. We have two families covering a method of using a MEK inhibitor to treat a patient with certain mutations and a method of using a MEK inhibitor in combination with another therapeutic agent for treating a patient, which are pending as provisional patent applications. Any U.S. patents that will issue in the two families will have a statutory expiration date in April of 2041 and July of 2041.

FAK inhibition program

We have exclusively licensed a portfolio of patent applications owned by Pfizer, Inc. (Pfizer), which are directed to FAK inhibitor compounds and methods of their use, for example in cancer. One patent family is related generally to defactinib. This patent family includes issued patents having claims covering defactinib generically and specifically. For example, US 7,928,109 covers the composition of matter of defactinib specifically and US 8,247,411 covers the composition of matter of defactinib generically. Also included are issued and pending patent applications having claims directed to methods of treatment and methods of making defactinib. For example, US 8,440,822 and US 10,450,297 cover methods of making defactinib. Any U.S. patents that have issued or will issue in this family will have a statutory expiration date in April of 2028. Related cases are pending worldwide, including for example in Thailand, and granted in Australia, Europe, Brazil, Mexico, India, Hong Kong, Canada, China, Korea, Israel, New Zealand, South Africa, Singapore, Taiwan, and Japan.

In addition to the issued and pending patent applications exclusively licensed from Pfizer, we own three patent families covering defactinib. One family is directed to compositions (e.g., oral dosage forms) of defactinib and certain methods of use. Any U.S. patents that have issued or will issue in this family will have a statutory expiration date in January of 2035. Patent applications in this family are pending worldwide, including for example in the United States, Thailand, New Zealand, Mexico, Brazil, Korea, Israel, Hong Kong, Canada, Europe, and China, and granted in Australia, Japan, Singapore, and South Africa. The second family is directed to methods of using a FAK inhibitor in combination with another agent, such as defactinib in combination with a MEK inhibitor for treating a patient. Any U.S. patents that will issue in this family will have a statutory expiration date in February of 2035. Patent applications in this family are pending worldwide, including for example in Japan, and granted in the United States, Hong Kong, and Europe. The third family is directed to methods of using a FAK inhibitor, such as defactinib, in combination with an immunotherapeutic agent. Any U.S. patents that have issued or will issue in this family will have a statutory expiration date in June of 2036. Patent applications in this family are pending worldwide, including for example in Australia, Europe, South Africa, New Zealand, Brazil, Eurasia, Korea, Singapore, Israel, Canada, Mexico, Japan, Hong Kong, and China, and granted in the United States.

Our licensed portfolio of patent applications from Pfizer also includes four families of patent applications directed to VS-6062 and related methods of use. The patent families include issued and pending patent applications having claims directed to VS-6062, methods of manufacture, and pharmaceutical salts. Patents have issued in these families in the United States that will expire in December of 2023, April of 2025, and November of 2028, respectively. Related cases have been granted worldwide, including for example in Australia, Canada, China, Japan, and Europe. Stanford University has an option to certain United States rights in VS-6062.

Other programs

We also own one patent family covering a method of treating a patient having a cytokine release syndrome using a PI3K inhibitor, which is pending as a provisional patent application. Any U.S. patents that will issue in this family will have a statutory expiration date in April 2041.

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

LICENSES AND COMMERCIAL AGREEMENTS

Secura

On August 10, 2020, we and Secura signed the Secura APA and on September 30, 2020, the transaction closed.

Pursuant to the Secura APA, we sold to Secura our exclusive worldwide license for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib. The sale included certain intellectual property related to duvelisib in oncology indications, certain existing duvelisib inventory, claims and rights under certain contracts pertaining to duvelisib. Pursuant to the Secura APA, Secura assumed all operational and financial responsibility for activities that were part of the duvelisib oncology program, including all commercialization efforts related to duvelisib in the United States and Europe, as well as our ongoing duvelisib clinical trials. Further, Secura assumed all obligations with existing collaboration partners developing and commercializing duvelisib, which include Yakult Honsha Co., Ltd. (Yakult), CSPC Pharmaceutical Group Limited (CSPC), and Sanofi. Additionally, Secura assumed all royalty payment obligations due under the amended and restated license agreement with Infinity Pharmaceuticals, Inc. (Infinity).

Pursuant to the terms of the Secura APA, Secura has paid us an up-front payment of $70.0 million, and has agreed to pay us (i) regulatory milestone payments up to $45.0 million, consisting of a payment of $35.0 million upon receipt of regulatory approval of COPIKTRA in the United States for the treatment of peripheral T-cell lymphoma (PTCL) and a payment of $10.0 million upon receipt of the first regulatory approval for the commercial sale of COPIKTRA in the European Union for the treatment of PTCL, (ii) sales milestone payments of up to $50.0 million, consisting of $10.0 million when total worldwide net sales of COPIKTRA exceed $100.0 million, $15.0 million when total worldwide net sales of COPIKTRA exceed $200.0 million and $25.0 million when total worldwide net sales of COPIKTRA exceed $300.0 million, (iii) low double-digit royalties on the annual aggregate net sales above $100.0 million in the United States, European Union, and the United Kingdom of Great Britain and Northern Ireland and (iv) 50% of all royalty, milestone and sublicense revenue payments payable to Secura under our existing license agreements with Sanofi, Yakult, and CSPC, and 50% of all royalty, and royalty payments payable to Secura under any license or sublicense agreement entered into by Secura in certain jurisdictions.

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

Chugai Pharmaceutical Co., Ltd. (Chugai)

On January 7, 2020, we entered into a license agreement with Chugai (the Chugai Agreement) whereby Chugai granted us an exclusive worldwide license for the development, commercialization and manufacture of products containing VS-6766.

Under the terms of the Chugai Agreement, we received an exclusive right to develop and commercialize products containing VS-6766 at our own cost and expense. In February 2020, we paid Chugai a non-refundable payment of $3.0 million. We are further obligated to pay Chugai double-digit royalties on net sales of products containing VS-6766, subject to reduction in certain circumstances. Chugai also obtained opt back rights to develop and commercialize VS-6766 (a) in the European Union, which option may be exercised through the date we submit a NDA to the FDA for a product which contains VS-6766 as the sole active pharmaceutical ingredient and (b) in Japan and Taiwan, which option may be exercised through the date we receive marketing authorization from the FDA for a product which contains VS-6766as the sole active pharmaceutical ingredient. As consideration for executing either option, Chugai would have to make a payment to us calculated on the Company’s development costs to date. Chugai and we have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.

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

Upon entering into the Pfizer Agreement, we made a one-time cash payment to Pfizer in the amount of $1.5 million and issued 192,012 shares of our common stock. Pfizer is also eligible to receive up to $2.0 million in developmental milestones and up to an additional $125.0 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid-double-digit royalties on future net sales of the products. Our royalty obligations with respect to each product in each country begin on the date of first commercial sale of the product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to us that covers the product in that country.

The Pfizer Agreement will remain in effect until the expiration of all our royalty obligations to Pfizer, determined on a product-by-product and country-by-country basis. So long as we are not in breach of the Pfizer Agreement, we have the right to terminate the license agreement at will on a product-by-product and country-by-country basis, or in its entirety, upon 90 days written notice to Pfizer. Either party has the right to terminate the Pfizer Agreement in connection with an insolvency event involving the other party or a material breach of the Pfizer Agreement by the other party that remains uncured for a specified period of time. If the Pfizer Agreement is terminated by either party for any reason, worldwide rights to the research, development, manufacture and commercialization of the products revert back to Pfizer.

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

RAF/MEK inhibition program

There are other companies with approved RAF and/or MEK inhibitors with FDA approval in the market. Such companies include:

●	Novartis AG, which has received FDA approval for dabrafenib (Taflinar), a RAF inhibitor, in combination with trametinib (Mekinist), a MEK inhibitor, for treatment of patients with unresectable or metastatic melanoma with BRAF V600E or V600K mutations, adjuvant treatment for melanoma with BRAF V600E or V600K mutations and involvement of lymph nodes following complete resection, metastatic NSCLC with BRAF V600E or V600K mutations and locally advanced or metastatic anaplastic thyroid cancer with BRAF V600E mutation;
●	Pfizer, through its acquisition of Array BioPharma, Inc, has received FDA approval for encorafenib (Braftovi), a RAF inhibitor, in combination with binimetinib (Mektovi), a MEK inhibitor, for treatment of patients with unresectable or metastatic melanoma with a BRAF V600E or V600K mutation. In addition, the FDA has granted approval for encorafenib (Braftovi) in combination with cetuximab (Erbitux), an anti-EGFR antibody for treatment of adult patients with metastatic CRC with a BRAF V600E mutation;
●	Genentech, Inc. a member of the Roche Company, which has received FDA approval for vemurafenib, a RAF inhibitor, in combination with cobimetinib, a MEK inhibitor, to treat patients with unresectable or metastatic melanoma with a BRAF V600E or V600K mutation; and
●	AstraZeneca and Merck & Co., Inc. has received FDA approval for selumetinib, a MEK inhibitor, for the treatment of pediatric patients two years of age and older with neurofibromatosis type 1 (NF1) who have symptomatic inoperable plexiform neurofibromas.

FAK inhibition program

There is a company, InxMed, developing a FAK small molecule inhibitor program. We believe InxMed is conducting phase 1 clinical trials of their product candidate IN10018.

RAS Pathway Inhibitors

There are other companies working to develop therapies to target the RAS pathway. We believe the following companies, among others, have developed or in the clinical stage of development of compounds targeting the RAS pathway:

●	Amgen Inc., which we believe is conducting Phase 2 and Phase 3 clinical trials of sotorasib, formerly called AMG 510;
●	Mirati Therapeutics, Inc., which we believe is conducting Phase 2 and Phase 3 clinical trials of adagrasib (MTRX-849);
●	Revolution Medicines, Inc., which we believe is conducting Phase 2 clinical trial of RMC-4630 in collaboration with Sanofi and a Phase 1 clinical trial of RMC-5552;
●	Relay Therapeutics, Inc., which we believe is conducting a Phase 1 clinical trial of RLY-1971;
●	Boehringer Ingelheim, which we believe is conducting a Phase 1 clinical trial of BI 1701963; and
●	Moderna, Inc., which we believe is conducting a Phase 1 clinical trial of mRNA-5671.

Oncology

In addition to companies that have inhibitors addressing our targets of interest, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive, with over 1,000 molecules currently in clinical development.

MANUFACTURING

We contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials, and we intend to continue to do so in the future. We currently work with one contract manufacturing organization (CMO) for the manufacture of VS-6766 drug product, one CMO for the production of VS-6766 drug substance, and one CMO for VS-6766 drug packaging/labelling. For defactinib, we currently have one CMO for the manufacture of drug product, one CMO for the production of drug substance, and one CMO for drug packaging /labelling.  We have development agreements in place with these CMOs and we obtain drug substance, drug product and packaging/labelling services from these CMOs on a purchase order basis.  We may elect to pursue relationships with other CMOs for manufacturing of drug product, drug substance and packaging/labelling for later-stage clinical trials, commercialization or for risk management.  We do not own or operate, and currently have no plans to establish, any manufacturing facilities.  We have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our CMOs.

All of our drug candidates are organic compounds of low molecular weight, generally called small molecules.  We select compounds not only on the basis of their potential efficacy and safety, but also for their ease of synthesis and the reasonable cost of their starting materials.  We expect to continue to develop drug candidates that can be produced cost-effectively at third-party CMOs.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (GLP) regulations;
●	submission to the FDA of an investigational new drug (IND) application, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (IRB) at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCP) to establish the safety and efficacy of the proposed drug for each indication;
●	submission to the FDA of an NDA;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (cGMP) requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
●	FDA review and approval of the NDA.

Preclinical studies

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
●	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3: The drug is administered to an expanded patient population in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

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

Fast track designation

The FDA is required to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment, and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor’s request.

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

Breakthrough designation

A drug may be designated as a breakthrough therapy if the drug is intended to treat a serious or life-threatening disease and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The breakthrough therapy designation provides all the benefits of the fast track program, including the eligibility for rolling review. The FDA may take certain administrative actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team and taking other steps to aid sponsors in designing the clinical trials. Although breakthrough designation does not affect the regulatory standards for approval, the frequent interactions with the FDA may facilitate a more efficient development program. In addition, the breakthrough designation may be withdrawn by the FDA if the FDA believes that the drug no longer meets the conditions for qualification.

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

Accelerated approval

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of one or more Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

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

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;
●	the listed patent has expired;
●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
●	the listed patent is invalid, unenforceable or will not be infringed by the new product.

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

Combination Therapy

Combination therapy is a treatment modality that involves the use of two or more drugs to be used in combination to treat a disease or condition. If those drugs are combined in one dosage form, such as one pill, that is known as a fixed dose combination product and it is reviewed pursuant to FDA’s Combination Rule  at 21 CFR 300.50. The Rule provides that two or more drugs may be combined in a single dosage form when each component contributes to the claimed effects and the dosage of each component (amount, frequency, duration) is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy as defined in the labeling for the drug.

But not all combination therapy falls under the category of a fixed dose combination. For example, FDA recognizes that two drugs in separate dosage forms and in separate packaging, that otherwise might be administered as monotherapy for an indication, also may be used in combination for the same indication.  In 2013, FDA issued guidance to assist sponsors that were developing the range of combination therapies that fall outside the category of fixed dose combinations. That guidance provides recommendations and advice on such topics as: (1) assessment at the outset whether two or more therapies are appropriate for use in combination; (2) guiding principles for nonclinical and clinical development of the combination; (3) options for regulatory pathways to seek marketing  approval of the combination; and (4) post-marketing safety monitoring and reporting obligations. Given the wide range of potential combination therapy variations, FDA indicated it intends to assess each potential combination on a case-by case basis and encouraged sponsors to engage in early and regular consultation with the relevant review division at the agency throughout the development process for its proposed combination.

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

Other regulatory requirements

Any drug manufactured or distributed by us pursuant to FDA approvals would be subject to extensive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a Risk Evaluation and Mitigation Strategy program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	consent decrees, injunctions or the imposition of civil or criminal penalties.

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

Pharmaceutical coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of new drug products. Sales of product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the approved drugs for a particular indication.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of existing controls and measures, could limit payments for pharmaceuticals such as the drug candidates that we are developing and could adversely affect our net revenue and results.

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

The marketability of products for which we may receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, there is an increasing emphasis on managed care in the United States and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. Even if favorable coverage and reimbursement status is attained for a product, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

The Healthcare Reform Act has also been subject to judicial challenge. In December 2018, a federal district court, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. Pending resolution of the litigation, which could take some time, the Healthcare Reform Act is still operational in all respects. In December 2019, a federal appeals court agreed that the individual mandate provision was unconstitutional but remanded the case back to the district court to assess more carefully whether any provisions of the Healthcare Reform Act were severable and could survive. In March 2020, the Supreme Court agreed to hear the case. There have also been efforts by government officials or legislators to implement measures to regulate drug pricing or payment for pharmaceutical products, including legislation on drug importation. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices. Specifically, at the federal level, for example, in May 2018, President Trump and the Secretary of the Department of Health and Human Services released a “blueprint” to lower prescription drug prices and out-of-pocket costs. Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry. As another example, legislation passed in 2019 revised how certain prices reported by manufacturers under the Medicaid Drug Rebate Program are calculated, a revision that is reported to potentially increase rebates paid by manufacturers by approximately $3 billion over the next ten years.

Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale. We cannot predict the ultimate content, timing or effect of any changes to the Health Care Reform Act or other federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our future business and financial results. Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines.

HUMAN CAPITAL RESOURCES

As of December 31, 2020, we had 48 full-time equivalent employees, including a total of 10 employees with M.D. or Ph.D. degrees, and 1 part-time employee. Of the full-time equivalent employees, 30 employees are engaged in research and development activities. We consider the intellectual capital of our employees to be an essential driver of our business and key to our success.

Biopharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions and retain such employees.  To attract qualified applicants to Verastem and retain such employees, we offer a total rewards package consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation for every employee.  Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on our achievement of corporate goals and individual performance. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

BUSINESS—EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers as of February 28, 2021.

Name	Age	Position
Brian Stuglik	61	Chief Executive Officer
Daniel Paterson	59	President, Chief Operating Officer
Robert Gagnon	46	Chief Business and Financial Officer

Brian Stuglik, age 61, has served as our Chief Executive Officer since July 2019 and as a member of our Board of Directors since September 2017. Mr. Stuglik founded Proventus Health Solutions in January 2016 and has over three decades of experience in U.S. and international pharmaceutical development, product strategy, and commercialization. Prior to founding Proventus Health Solutions, Mr. Stuglik served as the Vice President and Chief Marketing Officer for the oncology division of Eli Lilly and Company, from 2009 to December 2015. Mr. Stuglik received a Bachelor of Science in Pharmacy from Purdue University and holds memberships in the American Society of Clinical Oncology, the American Association of Cancer Research, and the International Association for the Study of Lung Cancer.

Daniel Paterson, age 59, has served as our President since June 2019 in addition to serving as our Chief Operating Officer since December 2014, our Chief Business Officer from July 2013 to December 2014 and as our Vice President, Head of Corporate Development and Diagnostics from March 2012 until July 2013. Prior to joining us in March 2012, Mr. Paterson was a consultant in 2011. From 2009 through 2010, Mr. Paterson was the Chief Operating Officer of On-Q-ity. Mr. Paterson was the President and Chief Executive Officer of The DNA Repair Company from 2006 until 2009, when it was acquired by On-Q-ity. Previously, he held senior level positions at IMS Health, CareTools, OnCare, and Axion.  Mr. Paterson holds a B.A. in Biology from Boston University, and attended the Northeastern University Graduate Pharmacology program.

Robert Gagnon, age 46, joined Verastem as Chief Financial Officer in August 2018. Prior to joining us, Mr. Gagnon served as the Chief Financial Officer for Harvard Bioscience, Inc. from November 2013 to August 2018. From 2012 through 2013, Mr. Gagnon served as the Executive Vice President, Chief Financial Officer and Treasurer at Clean Harbors, Inc. Mr. Gagnon’s prior experience includes serving as Chief Accounting Officer and Controller at Biogen Idec, Inc., as well as a variety of senior positions at Deloitte & Touche, LLP, and PriceWaterhouseCoopers, LLP. Mr. Gagnon holds an M.B.A from the MIT Sloan School of Management and a Bachelor of Arts degree in accounting from Bentley College.

OUR CORPORATE INFORMATION

We were incorporated under the laws of the State of Delaware in August 2010. Our principal executive offices are located at 117 Kendrick Street, Suite 500, Needham, Massachusetts 02494 and our telephone number is (781) 292-4200.

ADDITIONAL INFORMATION

We maintain a website at www.verastem.com. We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A.  Risk Factors

Investment in our Common Stock involves a high degree of risk. You should carefully consider the risks that are summarized below and discussed in greater detail in the following pages before making an investment decision. If any of the following risks and uncertainties actually occur, our business, financial condition, and results of operations could be negatively impacted and you could lose all or part of your investment.

Summary of Risk Factors

●	The approval of our product candidates as single agents or part of a combination therapy for the treatment of certain cancers may be more costly than our prior clinical trials, may take longer to achieve regulatory approval, may be associated with new, more severe or serious and unanticipated adverse events, and may have a smaller market opportunity.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize such candidates, and our ability to generate revenue will be materially impaired.
●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	If serious adverse or unexpected side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	Our approach to the treatment of cancer through cell death, inhibition of tumor growth and the disruption of the tumor microenvironment is relatively unproven, and we do not know whether we will be able to develop any products of significant commercial value.
●	We will continue to need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts, including for VS-6766.
●	Raising additional capital or entering into certain licensing arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.
●	Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to obtain marketing approval for or successfully commercialize any of our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has and may in the future adversely affect our business.
●	We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.
●	We rely in part on third parties to conduct our clinical trials and preclinical testing, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for and commercialize any of our other product candidates.
●	We intend to rely on third parties to conduct investigator sponsored clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We contract with third parties for the manufacture of our product candidates and for compound formulation research, and these third parties may not perform satisfactorily.
●	We may not be successful in obtaining necessary rights to compounds and product candidates for our development pipeline through acquisitions and in-licenses.
●	If we are unable to obtain and maintain patent protection for our products, or if our licensors are unable to obtain and maintain patent protection for the products that we license from them, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
●	We depend on Secura for the achievement and payment of the contingent consideration under the asset purchase agreement between us and Secura pursuant to which we sold the COPIKTRA assets to Secura. If Secura is unsuccessful in developing and commercializing COPIKTRA, we may not receive such payments or otherwise capitalize on the market potential of COPIKTRA.
●	We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the source of gain for our stockholders.

Risk Factors

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

In addition, future product or business acquisitions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management's time and attention to develop acquired products, product candidates or technologies;
●	higher than expected acquisition and integration costs;
●	increased amortization expenses; and
●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions.

Future business acquisitions may also entail certain additional risks, such as:

●	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to motivate key employees of any acquired businesses.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may have delays in reaching or fail to reach agreement on clinical trial contracts or clinical trial protocols with prospective trial sites;
●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or our participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks; or

●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining or not obtain marketing approval for our product candidates;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions including imposition of a Risk Evaluation and Mitigation Strategy (REMS), or safety warnings, including boxed warnings;
●	be subject to additional post marketing testing requirements; or
●	have the product removed from the market after obtaining marketing approval.

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

Patient enrollment is affected by other factors including:

●	the size and nature of the patient population;
●	severity of the disease under investigation;
●	eligibility criteria for the study in question;
●	perceived risks and benefits of the product candidate under study in relation to other available treatments including any new treatments that may be approved for the indications we are investigating;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients; and
●	constraints on the healthcare system such as COVID-19.

Furthermore, enrolled patients may drop out of a clinical trial, which could impair the validity or statistical significance of the clinical trial. A number of factors can influence the patient discontinuation rate, including, but not limited to:

●	the inclusion of a placebo arm in a trial;
●	possible inactivity or low activity of the product candidate being tested at one or more of the dose levels being tested;
●	the occurrence of adverse side effects, whether or not related to the product candidate; and
●	the availability of numerous alternative treatment options, including clinical trials evaluating competing product candidates, that may induce patients to discontinue their participation in the trial.

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

Our approach to the treatment of cancer through cell death, inhibition of tumor growth, and disruption of the tumor microenvironment is relatively unproven, and we do not know whether we will be able to develop any products of significant commercial value.

We are developing product candidates to treat cancer by using targeted agents to cause cell death, inhibition of tumor growth, and disruption of the tumor microenvironment and thereby thwart their growth and proliferation of cancer cells.

Research on the use of small molecules to cause cell death, inhibition of tumor growth and disruption of the tumor microenvironment is an emerging field and, consequently, there is still uncertainty about whether defactinib and VS-6766 are effective in improving outcomes for patients with cancer.

Any products that we develop may not effectively cause cell death, inhibition of tumor growth and disruption of the tumor microenvironment. While we are currently conducting clinical trials for product candidates that we believe will cause cell death, inhibition of tumor growth, and disruption of the tumor microenvironment, we may not ultimately be successful in demonstrating their efficacy, alone or in combination with other treatments.

The approval of our product candidates as single agents or part of a combination therapy for the treatment of certain cancers may be more costly than our prior clinical trials, may take longer to achieve regulatory approval, may be associated with new, more severe or serious and unanticipated adverse events, and may have a smaller market opportunity.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, including Novartis AG, Pfizer, Genentech, Inc., AstraZeneca PLC, Mirati Therapeutics, Inc., Amgen, Inc., Revolution Medicines, Inc., Relay Therapeutics, Inc., Boehringer Ingelheim, Moderna, Inc. and others. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We have invested a significant portion of our efforts and financial resources in the research and development of our product candidates. Our ability to generate product revenues will depend heavily on the successful commercialization and development of our product candidates. The success of our product candidates will depend on several factors, including the following:

●	initiation and successful enrollment and completion of our clinical trials;
●	receipt of marketing approvals from the FDA and other regulatory authorities for our future product candidates, including pricing approvals where required;
●	establishing and maintaining commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	establishing and maintaining commercial capabilities, including hiring and training a sales force, and launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
●	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
●	securing and maintaining coverage and adequate reimbursement for our products from third party payors;
●	effectively competing with other therapies; and
●	a continued acceptable safety and efficacy profile of the products following approval.

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

VS-6766 and defactinib are in our Phase 1 and Phase 2 clinical trials and the development program continues to progress. For both VS-6766 and defactinib, the toxicities reported to date have been predictable and manageable.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any other products we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue; and
●	the inability to commercialize any products that we may develop.

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

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities, our financial condition and our results of operations. For example, United States residents and businesses in major urban centers have been hit especially hard by the global spread of COVID-19, which has resulted in certain disruptions to our business and may in the future result in additional disruptions to our business. Examples of both include:

●	Reductions in patient visits for clinical trials. Clinical investigators have reduced patient visits for in-process clinical trials and have transitioned to remote patient visits where possible. Further, we had seen a reduction in site initiation, participant recruitment and enrollment, due to the COVID-19 pandemic, which could further pause or delay our clinical trials. In addition, participant dosing, study monitoring and data analysis may be paused or delayed due to changes in hospital or academic institution policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the COVID-19 pandemic.
●	Accessibility limitations on our contract research organizations (CROs). The ability of principal investigators and site staff to perform their functions, who as healthcare providers, may have heightened exposure to COVID-19, could be disrupted and cause elongation or de-prioritization of our clinical trials, increase the costs related to such development, and materially adversely impact our clinical trial operations.
●	Capital markets volatility. Equity and debt markets have experienced significant volatility since the spread of COVID-19 into the United States, which makes it more difficult to raise capital at a reasonable valuation or at all.
●	Limitations on third party manufacturers and distributors. We currently utilize third parties to, among other things, supply raw materials, produce drug substance, drug product, and drug packaging. Some of our third party manufacturers and distributors may in the future be limited and, at times, precluded from delivering us raw materials, drug substance, drug product, and drug packaging on a timely basis, for a variety of reasons, including without limitation an evolving understanding of how international, federal, and/or state authorities define “essential business”, their inability to remain open due to lost business in other parts of their portfolios, or because of international, federal, and/or state prioritization orders requiring our manufacturers to produce for and our distributors to distribute to governmental entities, competitors and/or other companies before they produce for us.
●	Health risks for our employees. The health and wellbeing of our employees, including the employees of our third parties is at risk– if a significant number of our personnel were to be diagnosed with COVID-19, placed in quarantine due to potential exposure to COVID-19, or need to care for family members diagnosed with COVID-19, it may result in significant business disruption.
●	Work-from-home limitations. We have asked most employees to work from home, which could impact our ability to effectively plan, execute, communicate and maintain our corporate culture. The remote working environment could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.
●	Regulatory disruption. There may be interruptions or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines.
●	Business interruptions or disruptions. There may be interruptions or disruptions that directly or indirectly adversely affect our or our current or potential collaboration partners’ organizations, which may delay or disrupt our business plans or impact a collaboration partner’s ability to fully perform under our agreements with them.

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

Secura’s ability to develop and commercialize COPIKTRA is subject to a number of risks and uncertainties, including the following:

●	Secura has significant discretion in determining how to develop further and commercialize COPIKTRA, including through potential collaborators and partners;
●	Secura may not commit sufficient resources to development, marketing or distribution of COPIKTRA;

●	Even if diligently pursued, Secura’s efforts to develop and commercialize COPIKTRA may not be successful;
●	Secura may not properly maintain or defend its intellectual property rights or may use its proprietary information in such a way as to invite litigation that could jeopardize or invalidate the intellectual property of COPIKTRA;
●	Secura may fail to maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other post-market requirements;
●	Secura may not be able to obtain regulatory approval in United States for certain oncology indications or obtain approval in jurisdictions outside of the United States and as a result, will not be able to market COPIKTRA for those indications or in those jurisdictions; and
●	disputes may arise between Secura and us that result in the delay of payments or in costly litigation that diverts management attention and resources.

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

Our license agreements with Pfizer for defactinib and Chugai for VS-6766 may fail to further our business strategy as anticipated or to achieve anticipated benefits and success. We may make or have made assumptions relating to the impact of the acquisition of defactinib and VS-6766 on our financial results relating to numerous matters, including:

●	the cost of development and commercialization of defactinib and VS-6766; and
●	other financial and strategic risks related to the license agreements with Pfizer and Chugai.

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

Since inception, we have incurred significant operating losses. As of December 31, 2020, we had an accumulated deficit of $592.5 million. To date, we have generated minimal product revenues and have financed our operations primarily through public and private offerings of our common stock, sales of our common stock pursuant to our at-the-market equity offering programs, our loan and security agreement, as amended, with Hercules Capital Inc. (Hercules), the issuance of our 5.00% Convertible Senior Notes due 2048 (2018 Notes), upfront payments under our license and collaboration agreements with Yakult, CSPC, and Sanofi, and the upfront payment under the Secura APA. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue our ongoing clinical trials with our product candidates, including with defactinib and VS-6766;
●	initiate additional clinical trials for our product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license other products and technologies;
●	hire additional clinical, development and scientific personnel; and
●	establish and maintain a sales, marketing and distribution infrastructure to commercialize any products for which we obtain marketing approval.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of our product candidates. We expect our existing cash resources at December 31, 2020 will be sufficient to fund our current operating plan and capital expenditure requirements beyond the next twelve months from the issuance date of these financial statements. We will need to obtain substantial additional funding in connection with our continuing operations, including for our clinical development programs. Our future capital requirements will depend on many factors, including:

●	the scope, progress and results of our ongoing and potential future clinical trials;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates (including our efforts to seek approval and fund the preparation and filing of regulatory submissions);
●	revenue received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property related claims; and
●	our ability to establish collaborations or partnerships on favorable terms, if at all.

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

Our ability to use our net operating loss carry-forwards may be limited.

As of December 31, 2020, we had U.S. federal and state net operating loss (NOL) carryforwards of approximately $348.5 million and $231.9 million, respectively. As of December 31, 2020, we also had federal and state tax credits of $1.6 million and $0.6 million, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2037, except for $154.5 million of federal NOL carryforwards which may be carried forward indefinitely. Sections 382 and 383 of the Internal Revenue Code and similar provisions under state law limits the annual use of NOL carry-forwards and tax credit carry-forwards, respectively, following an ownership change pursuant to section 382 of the Internal Revenue Code and similar state provisions. In general, an ownership change occurs for purposes of Section 382 if there is certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

Based on our analysis under Section 382, we believe that $41.4 million of our federal NOL carryforwards and $168.0 million of our state NOL carryforwards are limited by Section 382 and similar provisions under state law as of December 31, 2020 and have been written off in the year end December 31, 2020. Due to limitations under Section 382 we believe that our research & development and orphan drug credits will be limited as of December 31, 2020. The portion of research and development and orphan drug credits that were determined to be limited by

Section 382 have been written off as of December 31, 2020. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. We may not be able to use some or all of our NOL and tax credit carryforwards, even if we attain profitability.

Risks Related to Our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

As of December 31, 2020, we had an aggregate principal of $28.3 million of debt outstanding, consisting of $0.3 million in 2018 Notes and $28.0 million of 2020 issued 5.00% Convertible Senior Notes due 2048 (the 2020 Notes).

We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

The 2018 Notes are governed by the terms of a base indenture for senior debt securities (the Base Indenture), as supplemented by the first supplemental indenture thereto (the Supplemental Indenture and together with the Base Indenture, the 2018 Indenture). The 2020 Notes are governed by the terms of an indenture (the 2020 Indenture, and together with the 2018 Indenture, referred to as the Indentures).

Failure to satisfy our current and future debt obligations under the Indentures or breaching any covenants under the Indentures subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, could accelerate all of the amounts due. Further, the 2018 Notes and 2020 Notes (together referred to as the Notes) are subject to repurchase by us, at the option of the holders, at certain dates as specified within the Indentures prior to maturity in 2048. In the event of an acceleration of amounts due under the Indentures, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or grant to others the rights to develop and market our product candidates that we would otherwise prefer to develop and market internally. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events. We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.

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

We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance or drug product. Even though we have supply agreements in place with our third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing agreement by the third party, including the misappropriation of our proprietary information, trade secrets and know how;
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
●	disruptions to the operations of our manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or a catastrophic event affecting our manufacturers or suppliers.

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

Collaborations involving our product candidates would pose the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator's strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing; collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such products, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post marketing clinical trials;
●	warning or untitled letters;
●	withdrawal of the products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenue;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

Healthcare providers, including physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, third-party payors and other parties within the healthcare industry may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare and regulatory laws and regulations within the United States include the following:

●	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the anti-kickback statute or specific intent to violate it in order to have committed a violation;
●	the federal False Claims Act (FCA), which imposes criminal and civil penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government and actions under the FCA may be brought by private whistleblowers as well as the government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the FCA;
●	the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary's selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
●	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also establishes requirements related to the privacy, security and transmission of individually identifiable health information which apply to many healthcare providers, physicians and third-party payors with whom we interact;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act or EKRA, enacted in 2018 prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;
●	the FDCA, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs;
●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the so-called federal "sunshine law" or Open Payments that requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospital and, beginning with transfers of value occurring in 2021, other healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, and some state laws regulate interactions between pharmaceutical companies and healthcare providers and require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information. State laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

From October 2019 to August 2020, we committed to operation plans to reduce overall operating expenses, including the elimination of approximately of 112 positions.

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

●	establish a classified board of directors such that not all members of the board are elected at one time;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from the board;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be affected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call stockholder meetings;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

Our stock price has been volatile. Since January 27, 2012, when we became a public company, the price for one share of our common stock has reached a high of $18.82 and a low of $0.83 through December 31, 2020. We cannot predict whether the price of our common stock will rise or fall. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this "Risk Factors" section.

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

The Notes are structurally subordinated to any liabilities of our subsidiaries.

The Notes are our senior, unsecured obligations and are senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment with our existing and future indebtedness that is not so subordinated, and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims of such subsidiaries’ creditors, including trade creditors and preferred equity holders have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The Indentures governing the Notes, does not prohibit us from incurring additional senior debt or secured debt, nor do they prohibit any of our subsidiaries from incurring additional liabilities.

We may still incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt agreements, including the Indentures, some of which may be secured debt.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy approximately 27,810 square feet of office space in Needham, Massachusetts under a lease that expires in June 2025. We believe that our facility is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

HOLDERS

As of February 26, 2021 there were 10 holders of record of our common stock and the closing price of our common stock on The Nasdaq Global Market as of that date was $2.35. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

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

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2015 through December 31, 2020. The comparison assumes $100 was invested after the market closed on December 31, 2015 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Verastem, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Verastem, Inc.
NASDAQ Composite
NASDAQ Biotechnology

Cumulative Total Return Comparison

	December 31,
	2015	2016	2017	2018	2019	2020
Verastem, Inc.	100.00	60.22	165.05	180.65	72.04	114.52
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Biotechnology	100.00	78.65	95.66	87.19	109.08	137.90

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

	Year ended December 31,
Statement of operations data:	2020	2019	2018	2017	2016

	(in thousands, except share and per share amounts)
Revenue:
Product revenue, net	$15,232	$12,339	$1,718	$—	$—
License and collaboration revenue	2,912	5,117	25,000	—	—
Sale of COPIKTRA license and related assets	70,000	—	—	—	—
Transition services revenue	372	—	—	—	—
Total revenue	88,516	17,456	26,718	—	—
Operating expenses:
Cost of sales - product	$1,765	$1,238	$165	$—	$—
Cost of sales - intangible amortization	793	1,569	423	—	—
Cost of sales - sale of COPIKTRA license and related assets	31,187	—	—	—	—
Research and development	41,376	45,778	43,648	46,423	19,779
Selling, general and administrative	62,755	101,212	77,265	21,381	17,223
Total operating expenses	137,876	149,797	121,501	67,804	37,002
Loss from operations	(49,360)	(132,341)	(94,783)	(67,804)	(37,002)
Other (expense)/ income	(1,313)	(641)	25,556	—	—
Interest income	515	4,381	2,603	561	562
Interest expense	(15,794)	(20,608)	(5,810)	(559)	—
Loss on debt extinguishment	(1,580)	—	—	—	—
Net loss before income taxes	(67,532)	(149,209)	(72,434)	(67,802)	(36,440)
Income tax expense	(194)	—	—	—	—
Net loss	$(67,726)	$(149,209)	$(72,434)	$(67,802)	$(36,440)
Net loss per share—basic	$(0.44)	$(2.00)	$(1.12)	$(1.76)	$(0.99)
Net loss per share—diluted	$(0.44)	$(2.00)	$(1.37)	$(1.76)	$(0.99)
Weighted average common shares outstanding used in computing:
Net loss per share—basic	153,330	74,578	64,962	38,422	36,988
Net loss per share—diluted	153,330	74,578	69,321	38,422	36,988

	As of December 31,
Balance sheet data:	2020	2019	2018	2017	2016

	(in thousands)
Cash, cash equivalents and investments	$147,221	$75,506	$249,653	$86,672	$80,897
Working capital	127,845	55,071	216,182	70,659	70,304
Total assets	154,349	145,046	277,236	89,791	83,629
Total debt	19,051	103,623	120,453	14,828	—
Accumulated deficit	(592,511)	(524,785)	(375,576)	(303,142)	(235,323)
Total stockholders’ equity	115,274	7,174	124,299	57,684	72,297

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and as set forth under “Risk Factors.” Please also refer to the section under the heading “Forward-Looking Statements.”

OVERVIEW

We are a development-stage biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with cancer. Our pipeline is focused on novel small molecule drugs that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

Our most advanced product candidates, VS-6766 and defactinib, are being investigated in both preclinical and clinical studies for treatment of various solid tumors, including, low-grade serous ovarian cancer, non-small cell lung cancer, colorectal cancer, pancreatic cancer, uveal melanoma, and endometrial cancer. We believe that these compounds may be beneficial as therapeutics either as single agents or when used together in combination with other agents, other pathway inhibitors or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

On August 10, 2020, we and Secura Bio, Inc. (Secura) signed an Asset Purchase Agreement (Secura APA) and on September 30, 2020, the transaction closed. Pursuant to the Secura APA, we sold our exclusive worldwide license for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib. Refer to Note 16 License, collaboration and commercial agreements for a detailed description of the terms and conditions of the Secura APA. With the transition of the duvelisib program to Secura, we are focusing our efforts on our lead product candidates, VS-6766 and defactinib.

Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA. We have financed our operations to date primarily through public offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules Capital, Inc. (Hercules) in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, Yakult and CSPC, the upfront payment under the Secura APA, the issuance of the 2018 Notes in October 2018 and the proceeds in connection with the PIPE. After the U.S. commercial launch of COPIKTRA on September 24, 2018 through our ownership period ending in September 2020, we financed a portion of our operations through product revenue.

As of December 31, 2020, we had an accumulated deficit of $592.5 million. Our net loss was $67.7 million, $149.2 million, and $72.4 million, for the years ended December 31, 2020, 2019 and 2018, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as a result of the continued research and development of VS-6766 and defactinib. As of December 31, 2020, we had cash, cash equivalents, restricted cash, and investments of $147.5 million. We expect our existing cash resources will be sufficient to fund our planned operations through 12 months from the date of issuance of these consolidated financial statements.

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

FINANCIAL OPERATIONS OVERVIEW

Revenue

From our U.S. commercial launch of COPIKTRA on September 24, 2018 through our ownership period ending in September 2020 product revenue, net represented the gross sales of COPIKTRA in the United States less provisions for product sales allowances and accruals. These provisions included trade allowances, rebates, chargebacks and discounts, product returns and other incentives. We sold COPIKTRA to a limited number of specialty pharmacies and specialty distributors. The provisions for product sales and allowances fluctuated based on the mix of sales to either specialty pharmacy or specialty distributor customers. See “Critical Accounting Policies and Significant Judgements and Estimates” below for more information on the components of net U.S. product sales of COPIKTRA.

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

Sale of licenses and related assets revenue to date have been generated through our sale of our duvelisib license and related assets to Secura. The sale included intellectual property related to duvelisib in oncology indications, certain existing duvelisib inventory, certain manufacturing equipment and, claims and rights under certain contracts pertaining to duvelisib including net contract prepaid balances.

Costs of sales - product

Cost of sales - product consisted of costs of COPIKTRA on which product revenue was recognized, royalties owed to Healthcare Royalty Partners (HCR) and Infinity we incurred as a result of such sales of COPIKTRA, and certain period costs. We expensed the manufacturing costs of COPIKTRA as operating expenses in the periods prior to July 1, 2018.  In the third quarter of 2018, we began capitalizing inventory costs for COPIKTRA manufactured in preparation for our launch in the United States based on our evaluation of, among other factors, the status of the COPIKTRA New Drug Application (NDA) in the United States and the ability of our third-party suppliers to successfully manufacture commercial quantities of COPIKTRA. Certain of the costs of COPIKTRA units recognized as revenue during 2020, 2019 and 2018 were expensed prior to the September 2018 FDA marketing approval and, therefore, are not included in cost of sales during this period.

Costs of sales - sale of COPIKTRA license and related assets

Cost of sales - sale of COPIKTRA license and related assets represent assets delivered to Secura as part of the sale pursuant to the Secura APA. This includes our intangible asset, certain duvelisib inventory, net duvelisib contract prepaid balances and manufacturing equipment.

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including the development of our product candidates. Our research and development expenses consist of:

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
●	external research and development expenses incurred under arrangements with third parties, such as contract research organizations (CROs), clinical sites, manufacturing organizations and consultants, including our scientific advisory board;
●	license fees;

●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment, and laboratory supplies; and
●	costs associated with COPIKTRA prior to us concluding that regulatory approval is probable and that its net realizable value is recoverable.

Costs for certain development activities, such as clinical trial expenses, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided us by our vendors on their actual costs incurred or level of effort expended. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid expenses and other current assets or accrued expenses.

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

We expensed all pre-validation and validation manufacturing costs of duvelisib as research and development expenses in the periods prior to July 1, 2018. Total costs of manufacturing COPIKTRA drug product expensed as research and development through June 30, 2018 was approximately $1.8 million. Beginning July 1, 2018, we began capitalizing COPIKTRA related drug product costs for validation and post-validation (i.e. commercial) lots as regulatory approval became probable. For the periods beginning on July 1, 2018 and beyond, we capitalized any COPIKTRA drug product costs incurred for commercial use as inventory.

We allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants by project. The table below summarizes our external allocation of research and development expenses to our clinical programs, including COPIKTRA and defactinib, for the years ended December 31, 2020, 2019 and 2018. We use our employee and infrastructure resources across multiple research and development projects. Our project costing methodology does not allocate personnel and other indirect costs to specific clinical programs. These unallocated research and development expenses are summarized in the table below and include $8.9 million, $11.3 million and $9.2 million of personnel costs for the years ended December 31, 2020, 2019 and 2018, respectively.

	Year ended December 31,
	2020	2019	2018
	(in thousands)	(in thousands)	(in thousands)
COPIKTRA	$13,454	$25,518	$24,771
Defactinib/VS-6766	12,073	1,823	2,230
Unallocated and other research and development expense	13,914	16,936	14,604
Unallocated stock-based compensation expense	1,935	1,501	2,043
Total research and development expense	$41,376	$45,778	$43,648

Our research and development expenses may increase significantly in future periods as we undertake costlier development activities for our existing and future product candidates, including larger and later-stage clinical trials.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our product candidates or the period, if any, in which material net cash inflows from our product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	clinical trial results;

●	the scope, rate of progress and expense of our research and development activities, including preclinical research and clinical trials;
●	the potential benefits of our product candidates over other therapies;
●	our ability to market, commercialize and achieve market acceptance for COPIKTRA or any of our other product candidates that we receive regulatory approval for;
●	the terms and timing of regulatory approvals; and
●	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense, in our executive, finance, legal, information technology, commercial, communication, human resources, and business development functions. Other selling, general and administrative expenses include allocated facility costs, commercial costs, professional fees for legal, patent, investor and public relations, consulting, insurance premiums, audit, tax and other public company costs.

Other, interest income and interest expense

Other expense for the year ended December 31, 2020 and December 31, 2019 consists entirely of the mark-to-market adjustment of the bifurcated make-whole interest provision derivative liability related to the 2019 Notes. Other income in 2018 consists entirely of the mark-to-market adjustment of the bifurcated conversion option derivative liability related to the 2018 Notes.

Interest income reflects interest earned on our cash, cash equivalents and available-for-sale securities.

Interest expense reflects interest expense due under both our term loan facility executed with Hercules and the Notes, as well as non-cash interest related to the amortization of debt discount and issuance costs.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, stock-based compensation, revenue recognition, collaborative agreements, accounts receivable, inventory and intangible assets described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Revenue recognition

We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services in accordance with Accounting Standards Codification (ASC) Topic 606 Revenue from Contracts with Customers (ASC 606). To determine revenue recognition for contracts with our customers, we perform the following five step assessment: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine which goods and services are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product revenue, net

Product Revenue, Net – We sold COPIKTRA to a limited number of specialty pharmacies and specialty distributors in the United States. These customers subsequently resold COPIKTRA either directly to patients or to community hospitals or oncology clinics with in-office dispensaries who in turn distribute COPIKTRA to patients. In addition to distribution agreements with customers, we also entered into arrangements with (1) certain government agencies and various private organizations (Third-Party Payers), which may provide for chargebacks or discounts with respect to the purchase of COPIKTRA, and (2) Medicare and Medicaid, which may provide for certain rebates with respect to the purchase of COPIKTRA.

We recognized revenue on sales of COPIKTRA when a customer obtains control of the product, which occurs at a point in time (typically upon delivery). Product revenues are recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration include trade discounts and allowances, Third-Party Payer chargebacks and discounts, government rebates, other incentives, such as voluntary co-pay assistance, product returns, and other allowances that are offered within contracts us and customers, payors, and other indirect customers relating to our sale of COPIKTRA. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable or a current liability. These estimates take into consideration a range of possible outcomes based upon relevant factors such as customer contract terms, information received from third parties regarding the anticipated payor mix for COPIKTRA, known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled with respect to sales made.

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. Our analyses contemplate the application of the constraint in accordance with ASC 606. For the years ended December 31, 2020, 2019, and 2018, we determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: We generally provided customers with invoice discounts on sales of COPIKTRA for prompt payment, which are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensated our specialty distributor customers for sales order management, data, and distribution services. We determined such services are not distinct from our sale of COPIKTRA to the specialty distributor customers and, therefore, these payments have also been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020, 2019, and 2018.

Third-Party Payer Chargebacks, Discounts and Fees: We executed contracts with Third-Party Payers which allowed for eligible purchases of COPIKTRA at prices lower than the wholesale acquisition cost charged to customers who directly purchase the product from us. In some cases, customers charged us for the difference between what they paid for COPIKTRA and the ultimate selling price to the Third-Party Payers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified Third-Party Payer by customers, and we generally issue credits for such amounts within a few weeks of the customer’s notification to us of the resale. Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventories at the end of each reporting period that we expect will be sold to Third-Party Payers, and chargebacks that customers have claimed, but for which we have not yet issued a credit. In addition, we compensated certain Third-Party Payers for administrative services, such as account management and data reporting. These administrative service fees have also been recorded as a reduction of product revenue within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020, 2019, and 2018.

Government Rebates: We were subject to discount obligations under state Medicaid programs and Medicare. These reserves were recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the consolidated balance sheets. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Other Incentives: Other incentives which we offered include voluntary co-pay assistance programs, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive for product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses on the consolidated balance sheets.

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

Subject to certain limitations, our return policy allows for eligible returns of COPIKTRA for credit under the following circumstances:

●	Receipt of damaged product;
●	Shipment errors that were a result of an error by us;
●	Expired product that is returned during the period beginning three months prior to the product’s expiration and ending six months after the expiration date;
●	Product subject to a recall; and
●	Product that we, at our sole discretion, has specified can be returned for credit.

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from product revenue. We expense incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that we would have recognized is one year or less.

Licenses and sales of intellectual property

Exclusive Licenses of Intellectual Property - We may enter into collaboration and licensing arrangements for research and development, manufacturing, and commercialization activities with collaboration partners for the development and commercialization of our product candidates, which have components within the scope of ASC 606. The arrangements generally contain multiple elements or deliverables, which may include (i) licenses, or options to obtain licenses, to our intellectual property or sale of our license, (ii) research and development activities performed for the collaboration partner, (iii) participation on joint steering committees, and (iv) the manufacturing of commercial, clinical or preclinical material. Payments pursuant to these arrangements typically include non-refundable, upfront payments, milestone payments upon the achievement of significant development events, research and development reimbursements, sales milestones, and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period. The contracts into which we enter generally do not include significant financing components.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our collaboration and license agreements, we perform the following steps: (i) identification of the promised goods or services in the contract within the scope of ASC 606; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and d) the measure of progress in step (v) above. We use judgment to determine whether milestones or other variable consideration, except for royalties on license arrangements, should be included in the transaction price as described further below.

If a license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other elements, we consider factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of its associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining elements, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure as of progress of each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, is subject to estimates us and may change over the course of the arrangement. Such a change could have a material impact on the amount of revenue we record in future periods.

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

Milestone Payments: At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties: For license arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not yet recognized any royalty revenue resulting from any of our licensing arrangements.

For sales of license and intellectual property, that include sale-based royalties, including milestone payments based on a level of sales, we evaluate whether the royalties and sales based milestones are considered probable of being achieved and estimate the amount of royalties to include over the contractual term using the expected value method and estimate the sales-based milestones using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated royalty and milestone value is included in the transaction price. Royalties and sales-based milestones for territories for which there is not regulatory approval are not considered probable until such regulatory approval is achieved. We evaluate factors such as whether consideration is outside of our control, timeline for when the uncertainty will be resolved and historical sales of COPIKTRA if applicable. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and amount of royalty revenue to be received and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Stock-based compensation

We recognize stock-based compensation expense for stock options, and restricted stock units (RSUs) issued to employees and directors based on the grant date fair value of the awards on a straight-line basis over the requisite service period. Historically, we recorded stock‑based compensation expense for stock options and RSUs issued to non‑employees based on the estimated fair value of the services received or of the equity instruments issued, whichever is more reliably measured, based on the vesting date fair value of the awards on a straight‑line basis over the vesting period. Effective January 1, 2019, we adopted Accounting Standard Updated (ASU) 2018-09, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services to be used or consumed in operations by issuing share-based payment awards. Upon adoption, we recognize stock-based compensation expense for stock options and RSUs issued to non-employees based on the grant date fair value of the awards on the straight-line basis over the requisite service period.

We estimate the fair value of stock option awards using the Black-Scholes option-pricing model. Determining the fair value of stock options requires the use of subjective assumptions, including the expected term of the award and expected stock price volatility. The assumptions used in determining the fair value of stock options represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change, and we use different assumptions, our stock-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock option. Because we do not have a sufficient historical exercise data to estimate the expected term, we use the simplified method as described in Securities and Exchange Commission Staff Accounting Bulletin Topic 14.D.2 for estimating the expected term. The simplified method is based on the average of the vesting tranches and the contractual life of each grant, The computation of expected volatility is based on the historical volatility of our common stock. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We account for forfeitures as they occur.

We issue shares under our employee stock purchase plan (ESPP) to employees. Stock-based compensation expense for discounted purchases under the ESPP is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the offering period.

We have also granted performance-based restricted stock units (RSUs) and stock options with terms that allow the recipients to vest in a specific number of shares based upon the achievement of performance-based milestones as specified in the grants. Stock-based compensation expense associated with these performance-based RSUs and stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates of the time to vesting for the achievement of the performance-based milestones. If the actual achievement of the performance-based milestones varies from our estimates, stock-based compensation expense could be materially different than what is recorded in the period. The cumulative effect on current and prior periods of a change in the estimated time to vesting for performance-based RSUs and stock options will be recognized as compensation cost in the period of the revision, and recorded as a change in estimate.

While the assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our underlying assumptions and estimates, our stock-based compensation expense could vary significantly from period to period.

As of December 31, 2020, there was approximately $7.1 million of unrecognized stock-based compensation related to stock options, which are expected to be recognized over a weighted-average period of 2.6 years. As of December 31, 2020, there was approximately $3.8 million of unrecognized stock-based compensation related to RSUs, which are expected to be recognized over a weighted-average period of 1.5 years. See Note 2. Significant accounting policies and Note 11. Stock-based compensation to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of stock-based compensation.

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

Leases

Effective January 1, 2019, we adopted ASC Topic 842, Leases (ASC 842).  This standard requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases.

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

	Year Ended December 31,
	2020	2019	2018
Revenue:
Product revenue, net	15,232	12,339	1,718
License and collaboration revenue	2,912	5,117	25,000
Sale of COPIKTRA license and related assets	70,000	—	—
Transition services revenue	372	—	—
Total revenue	88,516	17,456	26,718
Operating expenses:
Cost of sales - product	$1,765	$1,238	$165
Cost of sales - intangible amortization	793	1,569	423
Cost of sales - sale of COPIKTRA license and related assets	31,187	—	—
Research and development	41,376	45,778	43,648
Selling, general and administrative	62,755	101,212	77,265
Total operating expenses	137,876	149,797	121,501
Loss from operations	(49,360)	(132,341)	(94,783)
Other (expense)/ income	(1,313)	(641)	25,556
Interest income	515	4,381	2,603
Interest expense	(15,794)	(20,608)	(5,810)
Loss on debt extinguishment	(1,580)	—	—
Net loss before income taxes	(67,532)	(149,209)	(72,434)
Income tax expense	(194)	—	—
Net loss	$(67,726)	$(149,209)	$(72,434)

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Product revenue, net. Product revenue net for the year ended December 31, 2020 (2020 Period) was $15.2 million compared to $12.3 million for the year ended December 31, 2019 (2019 Period). Product revenue, net consisted of net product sales of COPIKTRA in the United States. We began commercial sales of COPIKTRA within the United States in September 2018 following receipt of FDA marketing approval. The $2.9 million increase was primarily driven by an increase in product shipments for COPIKTRA as a result of greater market penetration. Pursuant to the Secura APA discussed in greater detail above within section Item 1. Business within heading Licenses and commercial agreements, we have sold our license to sell COPIKTRA to treat patients in oncology indications and therefore will not recognize COPIKTRA product revenue in future periods.

License and collaboration revenue. License and collaboration revenue for the 2020 Period of $2.9 million comprised of Sanofi achieving two development milestones during the 2020 Period totaling $2.5 million and $0.4 million of duvelisib shipments to Sanofi, Yakult Honsha Co., Ltd. (Yakult), and CSPC Pharmaceutical Group Limited (CSPC). License and collaboration revenue for the 2019 Period was $5.1 million, comprised of a $5.0 million upfront payment received in connection to our collaboration agreement with Sanofi and $0.1 million related to the shipment of clinical supply of duvelisib to Yakult and CSPC during the 2019 Period.

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the 2020 Period was comprised of a $70.0 million upfront payment recognized under the Secura APA discussed in greater detail above within section Item 1. Business within heading Licenses and Commercial Agreements. We had no sale of COPIKTRA license and related assets revenue for the 2019 Period.

Transition services revenue. Transition services revenue for the 2020 Period of $0.4 million consisted of us providing certain support functions pursuant to the Secura transition service agreement, which was entered into in connection with the Secura APA. The services were provided at a mutually agreed upon rate. We have no transition services revenue for the 2019 Period.

Costs of sales – product. Costs of sales – product for the 2020 Period was $1.8 million compared to $1.2 million for the 2019 Period. The $0.6 million increase was primarily driven by an increase in the volume of COPIKTRA sold and corresponding increases in royalties, manufacturing and other costs during the 2020 Period as compared to the 2019 Period. Cost of sales - product consisted of costs associated with the manufacturing of COPIKTRA, royalties owed to HCR and Infinity on such sales, and certain period costs. We expensed the manufacturing costs of COPIKTRA as operating expenses in the periods prior to July 1, 2018. In the third quarter of 2018, we began capitalizing inventory costs for COPIKTRA manufactured in preparation for our launch in the United States based on our evaluation of, among other factors, the status of the COPIKTRA NDA in the United States and the ability of our third-party suppliers to successfully manufacture commercial quantities of COPIKTRA. Certain of the costs of COPIKTRA units recognized as revenue during the 2020 Period and 2019 Period were expensed prior to the September 2018 FDA marketing approval and, therefore, are not included in cost of sales - product during this period.

Cost of Sales – intangible amortization. Cost of sales – intangible amortization for the 2020 Period was approximately $0.8 million compared to $1.6 million for the 2019 Period. In July 2020, our intangible asset met the Held for Sale criteria and we ceased amortization. Cost of sales – intangible amortization was related to the COPIKTRA finite-lived intangible asset which we recognized and began amortizing in September 2018.

Cost of sales – sale of COPIKTRA license and related assets. Cost of sales – sale of COPIKTRA license and related assets for the 2020 Period was $31.2 million consisting of certain assets delivered to Secura under the Secura APA. For the 2020 Period, we recognized approximately $19.2 million, $6.0 million, $5.8 million and $0.2 million for the intangible asset, certain duvelisib inventory, net duvelisib contract prepaid balances and manufacturing equipment, respectively which were delivered to Secura as part of the sale. There was no cost of sales – sale of COPIKTRA license and related assets for the 2019 Period.

Research and development expense. Research and development expense for the 2020 Period was $41.4 million compared to $45.8 million for the 2019 Period. The $4.4 million decrease from the 2019 Period to the 2020 Period was primarily related to a decrease of $7.7 million in CRO costs, $2.0 million in personnel related costs, including non-cash stock-based compensation as a result of reduced headcount, partially offset by an increase of $3.0 million of license fees due to a non-refundable payment of $3.0 million to Chugai in the 2020 Period for the VS-6766 license described further above within section Item 1. Business within heading Licenses and commercial agreements, increase of $1.7 million in drug substance and drug product costs, and $0.6 million in other costs. In future periods, we expect expenses for VS-6766 and defactinib to increase as we have commenced our registration directed trials and we expect our COPIKTRA expenses to significantly decrease.

Selling, general and administrative expense. Selling, general and administrative expense for the 2020 Period was $62.8 million compared to $101.2 million for the 2019 Period. The decrease of $38.4 million from the 2019 Period to the 2020 Period primarily resulted from a decrease of $17.7 million in personnel related costs, including non-cash stock-based compensation, as a result of reduced headcount, $15.9 million in consulting and professional fees, primarily related to the support of commercial launch activities in the 2019 Period, $3.8 million in reduced travel costs, and $1.0 million in other costs. We expect selling, general and administrative expense to decrease in future periods.

Other (expense)/ income. Other expense for the 2020 Period and 2019 Period of approximately $1.3 million and $0.6 million, respectively, was for the mark-to-market adjustments related to the bifurcated make-whole interest provision derivative liability related to the 2019 Notes. All 2019 Notes have converted to common stock and the derivative liability will no longer be remeasured.

Interest income. Interest income for the 2020 Period was $0.5 million compared to $4.4 million for the 2019 Period. The decrease of $3.9 million from the 2019 Period to the 2020 period was primarily due to lower investment cost basis and lower interest rates on investments.

Interest expense. Interest expense for the 2020 Period was $15.8 million compared to $20.6 million for the 2019 Period. The decrease of $4.8 million was primarily due to reduced interest expense as a result of the reduction in aggregate Notes principal balance. There was aggregate principal amount outstanding of Notes of $28.3 million, $85.7 million, and $150.0 million at December 31, 2020, December 31, 2019, and December 31, 2018, respectively. The decrease is partially offset by non-cash interest expense of $8.1 million recorded upon conversion of the 2019 Notes to common stock recognized during the first three months of the 2020 Period.

Loss on debt extinguishment. Loss on debt extinguishment for the 2020 Period of $1.6 million represents the loss recognized on early extinguishment of our Hercules term loan facility. On November 9, 2020, we repaid in full all principal, accrued and unpaid interest, fees, and expenses under the Amended Loan Agreement with Hercules in an aggregate amount of $37.4 million (the Payoff Amount). The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Hercules debt on November 9, 2020 by $1.6 million which was recorded as a loss on debt extinguishment. There was no loss on debt extinguishment in the 2019 Period.

Income tax expense. Income tax expense for the 2020 Period of $0.2 million primarily related to state income tax as a result of the sale of COPIKTRA license and related assets. There was no income tax expense in the 2019 Period.

Restructuring. On October 28, 2019, we committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 40 positions and other cost-saving measures. We recorded $1.2 million expense in the 2019 Period, for one-time termination benefits to the affected employees, including cash severance payments, healthcare benefits, and outplacement assistance.

On February 27, 2020, we committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 31 positions and other cost-saving measures.

In August 2020, in connection with the duvelisib sale to Secura pursuant to the Secura APA we committed to a strategic restructuring (August 2020 Restructuring). The August 2020 restructuring included a workforce reduction of approximately 41 positions primarily in our commercial operations department.

During the 2020 Period, we recorded an aggregate expense of $4.6 million for restructuring expenses, which is reflected in the consolidated statements of operation and comprehensive loss as selling general, and administrative expense and research and development expense of $4.1 million and $0.5 million, respectively, for one-time termination benefits for employee severance, benefits, and related costs.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public and private offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments under our license and collaboration agreements with Yakult, CSPC, and Sanofi, the upfront payment under the Secura APA, the issuance of 2018 Notes in October 2018, and the proceeds in connection with the PIPE. With the commercial launch of COPIKTRA in the United States in September 2018, we had recently begun financing a portion of our operations through product revenue. As of December 31, 2020, in connection with the Secura APA, we no longer sell COPIKTRA in the United States. We expect to finance a portion of our business through future milestones and royalties received pursuant to the Secura APA.

As of December 31, 2020, we had $147.5 million in cash, cash equivalents, restricted cash and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, government bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in this Annual Report on Form 10-K.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year ended December 31,
	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(33,506)	$(138,518)	$(74,515)
Investing activities	(47,363)	89,613	(138,377)
Financing activities	69,630	(2,441)	261,162
(Decrease) increase in cash, cash equivalents and restricted cash	$(11,239)	$(51,346)	$48,270

Operating activities. The use of cash in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The $105.0 million decrease in cash used in operating activities for the 2020 Period compared to the 2019 Period was primarily due to a decrease in net loss primarily driven by increased revenue, and decreased selling, general and administrative expenses, and a net decrease in components of working capital.

Investing activities. The cash used by investing activities for the 2020 Period relates to the net purchases of investments of $47.3 million. The cash provided by investing activities for the 2019 Period relates to the net maturities of investments of $89.6 million.

Financing activities. The cash provided by financing activities for the 2020 Period primarily represents $93.8 million in net proceeds from sales of our common stock under the Purchase Agreement described below, $12.2 million in net proceeds received under our at-the-market equity offering program, and $3.0 million of proceeds received related to exercise of stock options and employee stock purchase plan. This is partially offset by $37.4 million for repayment of our Hercules Capital, Inc. (Hercules) term loan facility, $1.8 million of interest-make whole payments on the 2019 Notes and $0.3 million of payments for settlement of restricted stock for tax withholdings. The cash used by financing activities for the 2019 Period represents $12.2 million principal payments on the 2018 Notes, $0.4 million of interest-make whole payments on the 2019 Notes and $0.1 million of payments for settlement of restricted stock for tax withholdings. This is partially offset by $9.7 million of net proceeds as a result of the Amendment to the loan and security agreement with Hercules and $0.6 million of proceeds received related to exercise of stock options and employee stock purchase plan.

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

During the year ended December 31, 2020, we sold 6,769,559 shares under the at-the market equity offering program for net proceeds of approximately $12.2 million (after deducting commissions and other offering expenses). Through December 31, 2020, we have sold a total of 18,287,913 shares under this program for net proceeds of approximately $59.6 million (after deducting commissions and other offering expenses). As of December 31, 2020, we can issue an aggregate amount of $14.1 million of common stock under this program.

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

On November 9, 2020, we repaid in full all principal, accrued and unpaid interest, fees, and expenses under the Amended Loan Agreement with Hercules in an aggregate amount of $37.4 million (the Payoff Amount). The Payoff Amount includes the principal balance of $35.0 million, final payment fee of $1.8 million, prepayment penalty fee of $0.5 million, and accrued and unpaid interest of $0.1 million.  On November 9, 2020 the Amended Loan Agreement was terminated along with Hercules’ commitment to provide funding under any future term loans.  All liens on substantially all of our assets to secure the loans under the Amended Loan Agreement have been terminated and released.

On October 17, 2018, we closed a registered direct public offering of $150.0 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2048 (the 2018 Notes), for net proceeds of approximately $145.3 million. The 2018 Notes are governed by the terms of a base indenture for senior debt securities (the Base Indenture), as supplemented by the first supplemental indenture thereto (the Supplemental Indenture and together with the Base Indenture, the 2018 Indenture), each dated October 17, 2018, by and between us and Wilmington Trust, National Association, as trustee. The 2018 Notes are senior unsecured obligations of us and bear interest at a rate of 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2019. The 2018 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms.

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

On November 6, 2020, we entered into a privately negotiated agreement with an investor who is a holder of our 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 5.00% Convertible Senior Notes due 2048 (the 2020 Notes). The issuance of the 2020 Notes closed on November 13, 2020. The 2020 Notes are governed pursuant to the Base Indenture between us and Wilmington dated as of October 17, 2018 as supplemented by the second supplemental indenture thereto dated as of November 13, 2020 (the Supplement Indenture and together with the Base Indenture, the 2020 Indenture).

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

The initial conversion rate for the 2020 Notes is 307.6923 shares of our common stock per $1,000 principal amount of the 2020 Notes, which is equivalent to an initial conversion price of approximately $3.25 per share, representing an approximately 153.9% premium to the sale price of $1.28 per share of our common stock on November 5, 2020, as reported on the Nasdaq Global Market.  The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends, but will not be adjusted for any accrued and unpaid interest.

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

As of December 31, 2020, there was $0.3 million and $28.0 million aggregate principal amount outstanding of 2018 Notes and 2020 Notes, respectively, for a total of $28.3 million aggregate principal amount outstanding compared to $28.3 million and $57.4 million aggregate principal amount outstanding of the 2018 Notes and 2019 Notes, respectively, for a total of $85.7 million aggregate principal amount outstanding as of December 31, 2019.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2020:

(in thousands)	Total	2021	2022 - 2023	2024 - 2025	Thereafter
Operating lease obligations	$4,745	$1,019	$2,099	$1,627	$—
2018 Notes	300	—	—	—	300
2020 Notes	28,000	—	—	—	28,000
License agreements (1)	—	—	—	—	—
(1)	As discussed in Note 16. License, collaboration and commercial agreements to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we are party to several agreements to license intellectual property. The license agreements may require us to pay upfront license fees, ongoing annual license maintenance fees, milestone payments, minimum royalty payments, as well as reimbursement of certain patent costs incurred by the licensors, as applicable. We have not included these payments in the table above because: there were no upfront license fees payable in future periods; no annual license maintenance fees; we cannot estimate if milestone and/or royalty payments will occur in future periods; and patent cost reimbursement costs are perpetual and the agreements are cancelable by us at any time upon prior written notice to the licensor.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

TAX LOSS CARRYFORWARDS

As of December 31, 2020, we had federal and state net operating loss carryforwards of $348.5 million and $231.9 million, respectively, which are available to reduce future taxable income. We also had federal and state tax credits of $1.6 million and $0.6 million, respectively, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2037, except for $154.5 million of federal net operating loss carryforwards which may be carried forward indefinitely. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2020, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards of $88.7 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Based on our analysis under Section 382 of the Internal Revenue Code and similar provisions under state law, we believe that $41.4 million of our federal net operating loss carryforwards and $168.0 million of our state net operating loss carryforwards are limited by Section 382 and similar provisions under state law as of December 31, 2020 and have been written off in the 2020 Period. Due to limitations under Section 382 we believe that our Research & Development (R&D) and Orphan Drug (OD) credits will be limited as of December 31, 2020. The portion of R&D and OD credits that were determined to be limited by Section 382 have been written off as of December 31, 2020. The remaining unused carryforwards remain available for future periods. Due to our full valuation allowance the write off of net operating loss carryforwards and R&D and OD credits did not have any impact to the statements of operation and comprehensive loss for the 2020 Period.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In November 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-18, Collaborative Arrangements (ASU 2018-18): Clarifying the Interaction between ASC 808 and ASC 606, which makes targeted improvements for collaborative arrangements to clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, adds unit of account guidance in ASC 808 to align with guidance in ASC 606, and clarifies presentation of certain revenues with a collaborative arrangement participant which are not directly related to a third party. ASU 2018-18 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. This guidance requires entities to adopt on a retrospective basis to the date we adopted ASC 606. We adopted ASU 2018-18 as of January 1, 2020 on a retrospective basis to January 1, 2018, the date at which we adopted ASC 606, and it did not have a material impact on our consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We adopted this standard effective January 1, 2020 on a prospective basis. The adoption of this ASU did not have an effect on our financial statements or disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. ASU 2018-13 is effective for all entities for annual and interim periods beginning after December 15, 2019. We adopted this standard effective January 1, 2020 on a prospective basis. The adoption of this ASU did not have an effect on tour financial statements or disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $147.5 million and $111.3 million as of December 31, 2020 and 2019, respectively, inclusive of 0.2 million and $35.7 million of restricted cash as of December 31, 2020 and 2019, respectively, consisting of cash, U.S. Government money market funds, government bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2020, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

The 2018 Notes and 2020 Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-50 of this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Business and Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Business and Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Business and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2021 Proxy Statement and is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2021 Proxy Statement and is incorporated herein by reference.

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

3.4

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

4.4	Form of 5.00% Convertible Note due 2048 (2018 Notes) (included in Exhibit 4.3)
4.5*	Description of Securities
4.6

Form of Second Supplemental Indenture, by and between the Company and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed by Registrant on November 9, 2020)

4.7	Form of 5.00% Convertible Note due 2048 (2020 Notes) (included in Exhibit 4.6)

10.1#	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on November 3, 2011)

10.2#	Amended and Restated 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed by the Registrant on December 20, 2018)

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

10.8#	Amendment to Form of Restricted Stock Unit Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by the Registrant on March 26, 2013)

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

10.14#

Form of Indemnification Agreement between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2017)

10.15

Lease Agreement, dated April 15, 2014, between the Registrant and Intercontinental Fund III 117 Kendrick Street LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 18, 2014)

10.16

First Amendment of Lease Agreement, dated February 15, 2018, between the Registrant and 117 Kendrick DE, LLC, as successor-in-interest to Intercontinental Fund III 117 Kendrick Street, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 3, 2018)

10.17#

Employment Agreement, dated March 1, 2012, between the Registrant and Daniel Paterson (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Registrant on March 26, 2013)

10.18†

License Agreement, dated July 11, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 13, 2012)

10.19†

Letter Agreement, dated December 7, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Registrant on March 6, 2014)

10.20#

Employment Agreement between the Registrant and Robert Gagnon, effective August 28, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 29, 2018)

10.21		Employment Agreement between the Registrant and Brian Stuglik, dated July 29, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant on August 1, 2019)

10.22

Purchase Agreement, dated February 27, 2020 among Verastem, Inc. and each purchaser party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant on February 28, 2020)

10.23

Consulting Agreement, dated June 27, 2019, between Joseph Lobacki and Verastem, Inc. (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed by the Registrant on March 11, 2020)

10.24†

License Agreement for CKI27, dated January 7, 2020, between Verastem, Inc. and Chugai Pharmaceutical Co., Ltd.. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.25		Form of Restricted Stock Unit Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.26		Form of Inducement Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.27

Form of Incentive Stock Option Agreement under the 2012 Incentive Plan (Form of Restricted Stock Unit Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.28		Form of Nonstatutory Stock Option Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.29		Form of Inducement Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.30

Amended and Restated 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant with the Securities and Exchange Commission on May 21, 2020)

10.31	†	Asset Purchase Agreement by and between Secura Bio, Inc. and Verastem, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2020)

10.32

Exchange Agreement by and between Verastem, Inc. and Highbridge Tactical Credit Master Fund, L.P., dated November 6, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2020)

21.1*		Subsidiaries of the Registrant

23.1*		Consent of Ernst & Young LLP

31.1*		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Press Release issued by Verastem, Inc. on March 18, 2021 (furnished herewith)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†

Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed. Confidential materials omitted will be filed separately with the SEC upon request.

#	Management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of March 2021.

VERASTEM, INC.
By:	/s/ Brian M. stuglik

Brian M. Stuglik
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian M. Stuglik R.Ph
Brian M. Stuglik	Chief Executive Officer and Director (Principal executive officer)	March 18, 2021

/s/ Robert Gagnon
Robert Gagnon	Chief Business and Financial Officer (Principal financial and accounting officer)	March 18, 2021

/s/ Timothy Barberich
Timothy Barberich	Director	March 18, 2021

/s/ Gina Consylman
Gina Consylman	Director	March 18, 2021

/s/ Michael Kauffman, M.D.,Ph.D.
Michael Kauffman, M.D., Ph.D.	Director	March 18, 2021

/s/ JOHN JOHNSON
John Johnson	Director	March 18, 2021

/s/ Eric Rowinsky, M.D.
Eric Rowinsky, M.D.	Director	March 18, 2021

/s/ Bruce Wendel
Bruce Wendel	Director	March 18, 2021

Verastem, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Verastem, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verastem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verastem, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued and Prepaid Clinical Trial Expense
Description of the Matter

As summarized in Note 6 to the consolidated financial statements, the Company’s total accrued expenses were $14.7 million at December 31, 2020, which included the estimated obligation for clinical trial expenses incurred as of December 31, 2020 but not paid as of that date. In addition, the Company’s total prepaid expenses and other current assets were $3.5 million, which included amounts that were paid in advance of services incurred pursuant to clinical trials.  As discussed in Note 2 to the consolidated financial statements, the Company records research and development expenses as incurred. The Company’s determination of costs incurred to conduct research, such as the discovery and development of the Company’s product candidates as well as the related accrued expenses at each reporting period incorporates judgment and utilizes various assumptions, including an evaluation of the information provided to the Company by third parties on actual cost incurred but not yet billed, estimated time period over which services will be performed, and the level of effort to be expended in each period. Payments for these activities are based on the terms of the individual arrangements, which often differ from the pattern of costs incurred.

Auditing the Company’s accrued and prepaid clinical trial expenses was especially challenging due to the large volume of information received from multiple vendors that perform service on the Company’s behalf.  While the Company’s estimates of accrued and prepaid clinical trial expenses are primarily based on information received from its vendors for each study, the Company may need to make an estimate for additional costs incurred. Additionally, due to the long duration of clinical trials and the timing of vendor invoices,  the actual amounts incurred are not typically known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit

To evaluate the Company’s estimate of services incurred as of period end pursuant to its accrued and prepaid clinical trials expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying third-party and internally generated data used in determining the accrued and prepaid clinical trial expenses and evaluating the assumptions/estimates used by management to adjust the actual information received. For example, to assess the nature and extent of the services incurred, we corroborated the progress of clinical trials with the Company’s research and development personnel that oversee the clinical trials and confirmed cost incurred to date information directly with vendors. To evaluate the completeness and valuation of the accrual, we also tested subsequent payments and invoices received and inspected the Company’s contracts with vendors and any pending change orders to assess the impact to the accruals.  We also performed analytical reviews over fluctuations in accruals by study or other significant work order throughout the period subject to audit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts

March 18, 2021

Verastem, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$67,782	$43,514
Short-term investments	73,444	31,992
Accounts receivable, net	239	2,524
Inventory	—	3,096
Prepaid expenses and other current assets	3,473	3,835
Total current assets	144,938	84,961
Property and equipment, net	416	947
Right-of-use asset, net	2,726	3,077
Intangible assets, net	—	20,008
Restricted cash	241	35,241
Long-term investments	5,995	—
Other assets	33	812
Total assets	$154,349	$145,046
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,875	$9,655
Accrued expenses	14,660	19,365
Lease liability, short-term	558	420
Derivative liability, short-term	—	450
Total current liabilities	17,093	29,890
Non-current liabilities:
Long-term debt	—	35,067
Convertible senior notes	19,051	68,556
Lease liability, long-term	2,931	3,489
Other non-current liabilities	—	870
Total liabilities	39,075	137,872
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 300,000 and 200,000 shares authorized, 170,456 and 80,118 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	17	8
Additional paid-in capital	707,715	531,937
Accumulated other comprehensive income	53	14
Accumulated deficit	(592,511)	(524,785)
Total stockholders’ equity	115,274	7,174
Total liabilities and stockholders’ equity	$154,349	$145,046

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Product revenue, net	$15,232	$12,339	$1,718
License and collaboration revenue	2,912	5,117	25,000
Sale of COPIKTRA license and related assets	70,000	—	—
Transition services revenue	372	—	—
Total revenue	88,516	17,456	26,718
Operating expenses:
Cost of sales - product	$1,765	$1,238	$165
Cost of sales - intangible amortization	793	1,569	423
Cost of sales - sale of COPIKTRA license and related assets	31,187	—	—
Research and development	41,376	45,778	43,648
Selling, general and administrative	62,755	101,212	77,265
Total operating expenses	137,876	149,797	121,501
Loss from operations	(49,360)	(132,341)	(94,783)
Other (expense)/ income	(1,313)	(641)	25,556
Interest income	515	4,381	2,603
Interest expense	(15,794)	(20,608)	(5,810)
Loss on debt extinguishment	(1,580)	—	—
Net loss before income taxes	(67,532)	(149,209)	(72,434)
Income tax expense	(194)	—	—
Net loss	$(67,726)	$(149,209)	$(72,434)
Net loss per share—basic	$(0.44)	$(2.00)	$(1.12)
Net loss per share—diluted	$(0.44)	$(2.00)	$(1.37)
Weighted average common shares outstanding used in computing:
Net loss per share—basic	153,330	74,578	64,962
Net loss per share—diluted	153,330	74,578	69,321

Net loss	$(67,726)	$(149,209)	$(72,434)
Unrealized gain (loss) on available-for-sale securities	39	(113)	129
Comprehensive loss	$(67,687)	$(149,322)	$(72,305)

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2017	50,800,908	$5	$360,823	$(2)	$(303,142)	$57,684
Net loss	—	—	—	—	(72,434)	(72,434)
Unrealized gain on available-for-sale marketable securities	—	—	—	129	—	129
Issuance of common stock resulting from follow-on offering, net of issuance costs of $361	16,111,110	1	81,188	—	—	81,189
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $0	6,481,475	1	24,275	—	—	24,276
Issuance of common stock resulting from exercise of stock options	412,851	—	809	—	—	809
Stock-based compensation expense	—	—	6,671	—	—	6,671
Reclassification of derivative liability to equity	—	—	25,975	—		25,975
Balance at December 31, 2018	73,806,344	$7	$499,741	$127	$(375,576)	$124,299
Net loss	—	—	—	—	(149,209)	(149,209)
Unrealized loss on available-for-sale marketable securities	—	—	—	(113)	—	(113)
Conversion of Notes into common stock	5,767,872	1	9,516	—	—	9,517
Change in fair value of conversion option of Notes on exchange	—	—	13,640	—	—	13,640
Issuance of common stock under Employee Stock Purchase Plan	341,701	—	439	—	—	439
Issuance of common stock resulting from vesting of restricted stock units	109,707	—	(68)	—	—	(68)
Issuance of common stock resulting from exercise of stock options	91,907	—	130	—	—	130
Stock-based compensation expense	—	—	8,539	—	—	8,539
Balance at December 31, 2019	80,117,531	$8	$531,937	$14	$(524,785)	$7,174
Net loss	—	—	—	—	(67,726)	(67,726)
Unrealized gain on available-for-sale marketable securities	—	—	—	39	—	39
Conversion of Notes into common stock	34,796,350	3	57,411	—	—	57,414
Change in fair value of conversion option of Notes on exchange	—	—	2,331	—	—	2,331
Issuance of common stock under Employee Stock Purchase Plan	358,193	—	407	—	—	407
Issuance of common stock resulting from vesting of restricted stock units	421,695	—	(1,120)	—	—	(1,120)
Issuance of common stock resulting from exercise of stock options	1,481,223	—	2,578	—	—	2,578
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $55	6,769,559	1	12,229	—	—	12,230
Issuance of common stock resulting from private investment in public equity offering, net of issuance costs of $6,171	46,511,628	5	93,824	—	—	93,829
Stock-based compensation expense	—	—	8,118	—	—	8,118
Balance at December 31, 2020	170,456,179	$17	$707,715	$53	$(592,511)	$115,274

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(67,726)	$(149,209)	$(72,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	531	429	996
Amortization of acquired intangible asset	793	1,569	423
Amortization of right-of-use asset and lease liability	(69)	181	—
Stock-based compensation expense	8,118	8,539	6,671
Loss on debt extinguishment	1,580	—	—
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	10,319	7,131	1,814
Change in fair value of interest make whole provision and conversion option for Notes	1,313	641	(25,556)
Gain on sale of fixed assets		—	(79)
Changes in operating assets and liabilities:
Accounts receivable, net	2,285	(2,218)	(306)
Inventory	3,096	(2,769)	(327)
Prepaid expenses, other current assets and other assets	634	(877)	(1,167)
Accounts payable	(7,976)	(598)	1,048
Accrued expenses and other liabilities	(4,999)	(1,707)	13,902
Other long-term liabilities	(870)	370	500
Intangible assets & property, plant and equipment	19,465	—	—
Net cash used in operating activities	(33,506)	(138,518)	(74,515)
Investing activities
Purchases of property and equipment	(33)	(7)	(1,507)
Sales of property and equipment	—	—	82
Acquisition of intangible asset	—	—	(22,000)
Purchases of investments	(79,380)	(94,123)	(125,452)
Maturities of investments	32,050	183,743	10,500
Net cash (used in) provided by investing activities	(47,363)	89,613	(138,377)
Financing activities
Proceeds from long-term debt, net of issuance costs	—	9,670	9,900
Repayment of long-term, debt	(37,366)	—	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	145,297
Principal payments on the convertible senior notes	—	(12,174)	—
Interest make-whole payments on the 2019 Notes	(1,763)	(438)	—
Proceeds from the exercise of stock options and employee stock purchase program	2,985	569	809
Settlement of restricted stock for tax withholdings	(285)	(68)	—
Proceeds from the issuance of common stock, net	106,059	—	105,156
Net cash provided by (used in) financing activities	69,630	(2,441)	261,162
(Decrease) increase in cash, cash equivalents and restricted cash	(11,239)	(51,346)	48,270
Cash, cash equivalents and restricted cash at beginning of period	79,262	130,608	82,338
Cash, cash equivalents and restricted cash at end of period	$68,023	$79,262	$130,608
Supplemental disclosure
Cash paid for interest	$5,126	$12,424	$2,107
Supplemental disclosure of non-cash investing and financing activities
Common stock issuance costs included in accounts payable and accrued expenses	$15	$15	$15
Purchases of property and equipment included in accounts payable and accrued expenses	$217	$—	$—
Settlement of restricted stock units for tax withholdings included in accrued expenses	$835	$—	$—
Change in fair value of conversion option of Notes on exchange	$2,331	$13,640	$—
Conversion of 2019 Notes into common stock	$57,414	$9,517	$—

See accompanying notes to the consolidated financial statements.

1. Nature of business

Verastem, Inc. (the Company) is a development-stage biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with cancer. The Company’s pipeline is focused on novel small molecule drugs that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

The Company’s most advanced product candidates, VS-6766 and defactinib, are being investigated in both preclinical and clinical studies for treatment of various solid tumors, including, low-grade serous ovarian cancer, non-small cell lung cancer, colorectal cancer, pancreatic cancer, uveal melanoma, and endometrial cancer. The Company believes that these compounds may be beneficial as therapeutics either as single agents or when used together in combination with other agents, other pathway inhibitors or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

On September 24, 2018, the Company’s first commercial product, COPIKTRA® (duvelisib), was approved by the U.S. Food and Drug Administration (the FDA) for the treatment of adult patients with certain hematologic cancers including relapsed or refractory chronic lymphocytic leukemia/ small lymphocytic lymphoma (CLL/SLL) after at least two prior therapies and relapsed or refractory follicular lymphoma (FL) after at least two prior systemic therapies. On August 10, 2020, the Company and Secura Bio, Inc. (Secura) entered into an asset purchase agreement (Secura APA). Pursuant to the Secura APA, the Company sold to Secura its exclusive worldwide license, including certain related assets for the research, development, commercialization, and manufacture in oncology indications of products containing COPIKTRA (duvelisib). The transaction closed on September 30, 2020. Refer to Note 16. License, collaboration and commercial agreements for a detailed discussion of the Secura APA.

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

The Company has historical losses from operations and anticipates that it will continue to incur losses as it continues the research and development of its product candidates. As of December 31, 2020, the Company had cash, cash equivalents, restricted cash, and investments of $147.5 million, and accumulated deficit of $592.5 million. The Company expects its existing cash resources will be sufficient to fund its planned operations through 12 months from the date of issuance of these consolidated financial statements.

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

Use of estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including estimates related to revenue recognition, including returns, rebates, and other pricing adjustments, accrued and prepaid clinical trial expense and other general accruals and stock-based compensation expense. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable. Actual results could differ from such estimates.

Segment and geographic information

Operating segments are defined as components of an enterprise about which separate discrete information is available and regularly reviewed by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of developing and commercializing drugs for the treatment of cancer. All material long-lived assets of the Company reside in the United States.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$67,782	$43,514
Restricted cash	241	35,748
Total cash, cash equivalents and restricted cash	$68,023	$79,262

Amounts included in restricted cash as of December 31, 2020 represents cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. Amounts included in restricted cash as of December 31, 2019 represent (i) cash that the Company was contractually obligated to maintain in accordance with the terms of the Amended Term Loan Agreement, (ii) cash received pursuant to a funded research and development agreement with the Leukemia and Lymphoma Society (the LLS Research Funding Agreement) which is restricted for future expenditures for specific R&D studies and (iii) cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of approximately $35.0 million, $0.5 million, and $0.2 million respectively.

Restricted cash related to Amended Term Loan Agreement is included in non-current restricted cash on the consolidated balance sheet at December 31, 2019. Restricted cash related to the LLS Research Funding Agreement is included in prepaid expenses and other current assets on the consolidated balance sheet at December 31, 2019. Letters of credit are included in non-current restricted cash on the consolidated balance sheets at December 31, 2020 and December 31, 2019.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$65,610	$60,611	$4,999	$—
Short-term investments	$73,444	$—	$73,444	$—
Long-term investments	$5,995	$—	$5,995	$—
Total financial assets	$145,049	$60,611	$84,438	$—

	December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$77,176	$75,678	$1,498	$—
Short-term investments	31,992	—	31,992	—
Total financial assets	$109,168	$75,678	$33,490	$—
Derivative liability	$450	—	—	$450

The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2020 and 2019.

During the year ended December 31, 2019, a derivative liability was recorded as a result of the issuance of 5.00% Convertible Senior Second Lien Notes due 2048 (2019 Notes) (see Note 12 Convertible Senior Notes). The Company initially determined fair value of the liability upon issuance, and then again at the balance sheet date. The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy and it has been valued using unobservable inputs. These inputs include: (1) a simulated share price at the time of conversion of the 2019 Notes, (2) assumed timing of conversion of the 2019 Notes, (3) risk-adjusted discount rate to present value the probability-weighted cash flows, and (4) entity specific cost of equity. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

The fair value of the derivative liability was determined using a Monte-Carlo simulation by calculating fair value of the 2019 Interest Make-Whole Payment to 2019 Note holders based on assumed timing of conversion of the 2019 Notes. At November 14, 2019, the date the 2019 Notes were issued, the risk-adjusted discount rate was determined to be 12.06% and entity specific cost of equity was determined to be 17.05%. At December 31, 2019, the risk-adjusted discount rate was determined to be 13.08% and entity specific cost of equity was determined to be 16.54%.

The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the 2019 Notes (in thousands):

January 1, 2019	$—
Fair value recognized upon issuance of 2019 Notes	247
Fair value adjustment	641
Derivative liability extinguished upon conversion	(438)
December 31, 2019	$450
Fair value adjustment	1,313
Derivative liability extinguished upon conversion	(1,763)
December 31, 2020	$—

During the year ended December 31, 2020 the derivative liability has been settled upon conversion of all 2019 Notes into shares of common stock (see Note 12. Convertible Senior Notes).

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the consolidated balance sheet dates. The carrying value of the Company’s long-term debt, including the current portion, at December 31, 2020 and 2019, was approximately $0.0 million and $35.1 million, respectively. At December 31, 2020 and 2019, the Company estimates that the fair value of its long-term debt, including the current portion, was approximately $0.0 and $37.0 million, respectively. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

The fair value of the 2018 Notes and 2020 Notes (together with the 2019 Notes referred to as the Notes) was approximately $0.3 million and $30.0 million, respectively, as of December 31, 2020 which differs from the aggregate carrying value of the Notes of $19.1 million. The fair value of the 2018 Notes and 2019 Notes was approximately $12.5 million and $50.5 million, respectively, as of December 31, 2019 which differs from the aggregate carrying value of the Notes of $68.6 million. The fair value of the Notes is influenced by the Company’s stock price, stock price volatility, and current market yields. The fair value of the Notes was determined using Level 3 inputs.

Investments

Investments and cash equivalents consist of investments in a U.S. Government money market funds, overnight repurchase agreements collateralized by government agency securities or U.S. Treasury securities, corporate bonds and commercial paper of publicly traded companies that are classified as available-for-sale pursuant to Accounting Standards Codification (ASC) Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, until such gains and losses are realized. The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the consolidated statements of operations and comprehensive loss.

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

There were no realized gains or losses on investments for the years ended December 31, 2020, 2019 or 2018  There were one debt security and two debt securities in an unrealized loss position as of December 31, 2020 and December 31, 2019, respectively. None of these investments had been in an unrealized loss position for more than 12 months as of December 31, 2020 or December 31, 2019, respectively. The fair value of these securities as of December 31, 2020 and December 31, 2019 was $6.0 million and $5.8 million, respectively, and the aggregate unrealized loss was immaterial. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2020 and December 31, 2019, respectively.

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$63,024	$—	$—	$63,024
Corporate bonds, agency bonds and commercial paper (due within 90 days)	4,998	1	—	4,999
Total cash, cash equivalents & restricted cash:	$68,022	$1	$—	$68,023
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$73,389	$55	$—	$73,444
Corporate bonds, agency bonds and commercial paper (due between 1 and 5 years)	5,998	—	(3)	5,995
Total investments	$79,387	$55	$(3)	$79,439
Total cash, cash equivalents, restricted cash and investments	$147,409	$56	$(3)	$147,462

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$77,764	$—	$—	$77,764
Corporate bonds, agency bonds and commercial paper (due within 90 days)	1,498	$—	$—	$1,498
Total cash, cash equivalents & restricted cash:	$79,262	$—	$—	$79,262
Investments:
Corporate bonds and commercial paper (due within 1 year)	$31,979	$14	$—	$31,993
Total investments	$31,979	$14	$—	$31,993
Total cash, cash equivalents, restricted cash and investments	$111,241	$14	$—	$111,255

Concentrations of credit risk and off-balance sheet risk

Cash and cash equivalents, investments, and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of December 31, 2020, the Company’s cash, cash equivalents and investments were deposited at three financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of December 31, 2020 and 2019, there were two customers, that cumulatively made up more than 50% of the Company’s trade accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any trade accounts receivable balances are assured.

For the year ended December 31, 2020 and 2019, four customers, individually accounted for greater than 10% of the Company’s total product revenue, net and license and collaboration revenue.

Property and equipment

Property and equipment consist of laboratory equipment, office furniture, computer equipment and leasehold improvements. Expenditures for repairs and maintenance are recorded to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives of the assets:

Laboratory equipment	5 years
Furniture	5 years
Computer equipment	3 years
Leasehold improvements	Lesser of useful life or life of lease

Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset’s book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded through December 31, 2020.

Other assets

Other assets primarily consisted of prepayments made to contract research organizations (CROs). As of December 31, 2020 and 2019, other assets were primarily comprised of approximately $0.0 million and $0.8 million respectively, of prepaid CRO expenses that the Company assumed and paid to Infinity pursuant to the license agreement between the Company and Infinity. As part of the sale of COPIKTRA to Secura, the prepaid balance was transferred to Secura and included in cost of sales - sale of COPIKTRA license and related assets in the statement of operations and comprehensive loss for the year ended December 31, 2020.

Research and development costs

The Company expenses research and development costs to operations as incurred. Research and development expenses consist of:

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
●	external research and development expenses incurred under arrangements with third parties, such as CROs, clinical trial sites, manufacturing organizations and consultants, including the scientific advisory board;
●	license fees;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment, and laboratory supplies; and
●	costs associated with COPIKTRA prior to the Company concluding that regulatory approval is probable and that its net realizable value is recoverable.

Costs for certain development activities, such as clinical trial expenses, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to the Company by its vendor on their actual costs incurred or level of effort expended. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid expenses and other current assets or accrued expenses.

Stock-based compensation

The Company recognizes stock-based compensation expense for stock options, and restricted stock units (RSUs) issued to employees and directors based on the grant date fair value of the awards on a straight-line basis over the requisite service period, which typically is the vest period. The Company recognized stock-based compensation for shares issued to employees under the Company’s employee stock purchase plan (ESPP) plan Historically, the Company recorded stock‑based compensation expense for stock options and RSUs issued to non‑employees based on the estimated fair value of the services received or of the equity instruments issued, whichever is more reliably measured, based on the vesting date fair value of the awards on a straight‑line basis over the vesting period. Effective January 1, 2019, the Company recognizes stock-based compensation expense for stock options and RSUs issued to non-employees based on the grant date fair value of the awards on the straight-line basis over the requisite service period. Awards subject to performance-based vesting requirements are expensed utilizing an accelerated attribution model if achievement of the performance criteria is determined to be probable. The Company accounts for forfeitures as they occur.

The grant date fair value of stock options is estimated using the Black-Scholes option pricing model that takes into account the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of its common stock, expected dividends on its common stock, and the risk-free interest rate over the expected life of the option. The Company applies the simplified method described in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) Topic 14.D.2 to calculate the expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its population. The Company has not paid and do not anticipate paying cash dividends on the Company’s shares of common stock; therefore, the expected dividend yield is assumed to be zero. The computation of expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options.

The Company issues shares under the Company’s employee stock purchase plan (ESPP) to employees. Stock-based compensation expense for discounted purchases under the ESPP is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the offering period.

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (ASC 842).  This standard requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases.

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

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services in accordance with ASC Topic 606 Revenue from Contracts with Customers (ASC 606). To determine revenue recognition for contracts with its customers, the Company performs the following five step assessment: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines which goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. The Company’s analyses contemplate the application of the constraint in accordance with ASC 606. For the years ended December 31, 2020, 2019 and 2018, the Company determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: The Company generally provided customers with invoice discounts on sales of COPIKTRA for prompt payment, which are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensated its specialty distributor customers for sales order management, data, and distribution services. The Company has determined such services are not distinct from the Company’s sale of COPIKTRA to the specialty distributor customers and, therefore, these payments have also been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020, 2019 and 2018.

Third-Party Payer Chargebacks, Discounts and Fees: The Company executed contracts with Third-Party Payers which allowed for eligible purchases of COPIKTRA at prices lower than the wholesale acquisition cost charged to customers who directly purchase the product from the Company. In some cases, customers charged the Company for the difference between what they paid for COPIKTRA and the ultimate selling price to the Third-Party Payers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified Third-Party Payer by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at the end of each reporting period that the Company expects will be sold to Third-Party Payers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. In addition, the Company compensated certain Third-Party Payers for administrative services, such as account management and data reporting. These administrative service fees have also been recorded as a reduction of product revenue within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020, 2019, and 2018.

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from product revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less.

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

For sales of license and intellectual property, that include sale-based royalties, including milestone payments based on a level of sales, the Company evaluates whether the royalties and sales based milestones are considered probable of being achieved and estimates the amount of royalties to include over the contractual term using the expected value method and estimates the sales-based milestones using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated royalty and milestone value is included in the transaction price. Royalties and sales-based milestones for territories for which there is not regulatory approval are not considered probable until such regulatory approval is achieved. The Company evaluates factors such as whether consideration is outside of the Company’s control, timeline for when the uncertainty will be resolved and historical sales of COPIKTRA if applicable. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and amount of royalty revenue to be received and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Accounts Receivable, Net

Accounts receivable, net consists of amounts due from customers, net of applicable revenue reserves. Accounts receivable have standard payments that generally require payment within 30 to 90 days. The Company analyzes accounts that are past due for collectability and provides an allowance for receivables when collection becomes doubtful. Given the nature and limited history of collectability of the Company’s accounts receivable, an allowance for doubtful accounts is not deemed necessary at December 31, 2020.

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

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not that it will be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not that it will be sustained upon review by the tax authorities. The Company evaluates uncertain tax positions on a quarterly basis and adjust the liability for changes in facts and circumstances, such as new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, significant amendment to an existing tax law, or resolution of an examination. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determination is made. The resolution of its uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof and other factors. Although the Company does not anticipate significant changes to its uncertain income tax positions in the next twelve months, items outside of its control could cause its uncertain income tax positions to change in the future, which would be recorded in its statements of operations. Interest and/or penalties related to income tax matters are recognized as a component of income tax expense.

Net operating loss (NOL) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company experienced a greater than 50% change in ownership during the year ended December 31, 2020. For more details please Note 14. income taxes.

Net loss per share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, restricted stock units and warrants (using the “treasury stock” method) and Notes (using the “if-converted” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted net loss per common share was antidilutive for any potentially issuable shares of common stock from the conversion of stock options, restricted stock units and warrants and, as such, have been excluded from the calculation. However, under the “if-converted” method, convertible instruments that are-in-the-money, are assumed to have been converted as of the beginning of the period or when issued, if later. Additionally, the effects of any interest expense and changes in fair value of bifurcated derivatives shall be added back to the numerator of the diluted net loss per share calculation. Refer to Note 13, net loss per share for further details related to the calculation of net loss per share.

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

In August 2020, the FASB issued No. ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (ASU 2020-06). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.  For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards Updates

In November 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-18, Collaborative Arrangements (ASU 2018-18): Clarifying the Interaction between ASC 808 and ASC 606, which makes targeted improvements for collaborative arrangements to clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, adds unit of account guidance in ASC 808 to align with guidance in ASC 606, and clarifies presentation of certain revenues with a collaborative arrangement participant which are not directly related to a third party. ASU 2018-18 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. This guidance requires entities to adopt on a retrospective basis to the date the Company adopted ASC 606. The Company adopted ASU 2018-18 as of January 1, 2020 on a retrospective basis to January 1, 2018, the date at which the Company adopted ASC 606, and it did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

3. Inventory

Inventory consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Raw materials	$—	$955
Work in process	—	2,040
Finished goods	—	101
Total inventories	$—	$3,096

Pursuant to the Secura APA, discussed further in Note 16. License, collaboration and commercial agreements, the Company sold its exclusive worldwide license for the research, development, commercialization, and manufacture in oncology indications of products containing COPIKTRA (duvelisib) and certain existing duvelisib inventory. In connection with the sale to Secura, the Company expensed approximately $6.0 million of existing duvelisib inventory transferred to Secura as cost of sales – sale of COPIKTRA license and related assets for the year ended December 31, 2020.

4. Property and equipment, net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Leasehold improvements	$146	$146
Furniture and fixtures	1,074	1,074
Computer equipment	665	665
	1,885	1,885
Less: accumulated depreciation	(1,469)	(938)
Total property and equipment, net	$416	$947

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

The Company recorded approximately $0.5 million, $0.4 million, and $1.0 million in depreciation expense for the years ended December 31, 2020, 2019 and 2018, respectively.

5. Intangible assets

Intangible assets consisted of a $22.0 million milestone payment which became payable upon the FDA marketing approval for COPIKTRA on September 24, 2018, pursuant to the amended and restated license agreement with Infinity Pharmaceuticals, Inc. (Infinity). The Company made the milestone payment of $22.0 million to Infinity in November 2018. The Company recorded approximately $0.8 million, $1.6 million, and $0.4 million in amortization expense related to finite-lived intangible assets during the year ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively, using the straight-line methodology.

On July 2, 2020, the Company’s intangible asset met the Held for Sale criteria and the Company ceased amortization. Pursuant to the Secura APA, discussed further in Note 16. License, collaboration and commercial agreements the Company sold its exclusive worldwide license for the research, development, commercialization, and manufacture in oncology indications of products containing COPIKTRA (duvelisib) to which the Company’s intangible asset related thereto. In connection with the sale the Company expensed the remaining balance of $19.2 million as cost of sales – sale of COPIKTRA license and related assets during the year ended December 31, 2020.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Compensation and related benefits	5,930	7,399
Research and development expenses	5,176	5,467
Commercialization costs	330	3,028
Interest	236	897
Consulting fees	1,091	1,610
Professional fees	615	573
Other	1,282	391
Total accrued expenses	$14,660	$19,365

7. Long-term debt

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

Per the Amended Loan Agreement, the Company was required to maintain unrestricted and unencumbered cash in accounts subject to control agreements in favor of Hercules of an aggregate amount greater than or equal to 100% of the outstanding debt obligations under the Amended Term Loan Agreement, unless and until the Company receives of Net Product Revenues (as defined in the Amended Loan Agreement) of at least $20 million on or before December 31, 2020, measured on a trailing six month basis (Initial Net Product Revenue Threshold). The Company recorded a total $35.0 million in restricted cash on the consolidated balance sheet as of December 31, 2019.

The Amended Term Loan was scheduled to mature on December 1, 2022 (Amended Term Loan Maturity Date). Each advance accrued interest at a floating per annum rate equal to the greater of (a) 9.75% or (b) the lesser of (i) 12.00% and (ii) the sum of (x) 9.75% plus (y) (A) the prime rate (as defined in the Amended Loan Agreement) minus (B) 5.50%. The Amended Term Loan provided for interest-only payments until April 1, 2021, which could have been extended to December 1, 2021 subject to the Company generating $40.0 million in net product revenue on a trailing six-month basis on or prior to December 31, 2020 provided that no event of default has occurred.

The Amended Term Loan was secured by a lien on substantially all of the Company’s assets, other than intellectual property and contains customary covenants and representations, including a liquidity covenant, minimum net revenue covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

The Company assessed all terms and features of the Amended Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the Amended Loan Agreement, including put and call features. The Company determined that all features of the Amended Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment

On November 9, 2020, the Company repaid in full all principal, accrued and unpaid interest, fees, and expenses under the Amended Loan Agreement with Hercules in an aggregate amount of $37.4 million (the Payoff Amount). The Payoff Amount includes the principal balance of $35.0 million, final payment fee of $1.8 million, prepayment penalty fee of $0.5 million, and accrued and unpaid interest of $0.1 million.  On November 9, 2020 the Amended Loan Agreement was terminated along with Hercules’ commitment to provide funding under any future term loans.  All liens on substantially all of the Company’s assets to secure the loans under the Amended Loan Agreement have been terminated and released. The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Hercules debt on November 9, 2020 by $1.6 million. As a result, the Company recorded a loss on debt extinguishment of $1.6 million included in the statements of operations and comprehensive loss for the year ended December 31, 2020.

8. Product revenue reserves and allowances

As of December 31, 2020, the Company’s sole source of product revenue has been from sales of COPIKTRA in the United States, which it began shipping to customers on September 25, 2018. The following table summarizes activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2020 and December 31, 2019 (in thousands):

		Third-Party
	Trade	Payer	Government
	discounts	chargebacks,	rebates and
	and	discounts	other
	allowances	and fees	incentives	Returns	Total
Beginning Balance at December 31, 2018	$29	$88	$157	$2	$276
Provision related to sales in the current year	512	1,306	608	74	2,500
Adjustments related to prior period sales	—	—	(76)	—	(76)
Credits and payments made	(430)	(1,139)	(317)	—	(1,886)
Balance at December 31, 2019	$111	$255	$372	$76	$814
Provision related to sales in the current year	640	1,820	609	307	3,376
Adjustments related to prior period sales	—	—	—	—	—
Credits and payments made	(728)	(2,075)	(914)	(352)	(4,069)
Ending balance at December 31, 2020	$23	$—	$67	$31	$121

Trade discounts and Third-Party Payer chargebacks and discounts are recorded as a reduction to accounts receivable, net on the consolidated balance sheets. Trade allowances and Third-Party Payer fees, government rebates, other incentives and returns are recorded as a component of accrued expenses on the consolidated balance sheets.

9. Leases

On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014 and was scheduled to expire on September 30, 2019. Effective February 15, 2018, the Company amended its lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the Amended Lease Agreement). The Amended Lease Agreement extends the expiration date of the lease from September 2019 through June 2025. Pursuant to the Amended Lease Agreement, the initial annual base rent amount is approximately $660,000, which increases during the lease term to $1.1 million for the last twelve-month period.

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

As of December 31, 2020 a right-of-use asset of $2.7 million and lease liability of $3.5 million are reflected on the consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Year ended December 31,
	2020	2019
Lease Expense
Operating lease expense	$885	$885
Total Lease Expense	$885	$885
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$955	$703

December 31, 2020
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	4.5
Weighted average discount rate	14.6%
Maturity Analysis
2021	1,019
2022	1,039
2023	1,060
2024	1,081
2025	546
Total	$4,745
Less: Present value discount	(1,256)
Lease Liability	$3,489

10. Common stock

As of December 31, 2020 and 2019, the Company had reserved the following shares of common stock for the issuance of common stock for vested restricted stock units, the exercise of stock options, employee stock purchase plan and Notes conversions to shares of common stock (in thousands):

	December 31,
	2020	2019
Shares reserved under equity compensation plans	25,114	15,389
Shares reserved for inducement grants	4,058	6,331
Shares reserved for 2018 Notes	42	3,950
Shares reserved for 2019 Notes	—	34,796
Shares reserved for 2020 Notes	8,615	—
Employee Stock Purchase Plan	1,300	1,658
Total shares reserved	39,129	62,124

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

At-the-market equity offering programs

On March 30, 2017, the Company established an at-the-market equity offering program (ATM) pursuant to which it was able to offer and sell up to $35.0 million of its common stock at then-current market prices from time to time through Cantor, as sales agent. On August 28, 2017, the Company amended its sales agreement with Cantor to increase the maximum aggregate offering price of shares of common stock that can be sold under the ATM to $75.0 million. During the year-ended December 31, 2020, the Company sold 6,769,559 shares under this program for net proceeds of approximately $12.2 million (after deducting commissions and other offering expenses). Through December 31, 2020, the Company has sold a total of 18,287,913 shares under this program for net proceeds of approximately $59.6 million (after deducting commissions and other offering expenses).

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

11. Stock-based compensation

Stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Research and development	$1,935	$1,501	$2,043
Selling, general and administrative	6,183	7,038	4,628
Total stock-based compensation expense	$8,118	$8,539	$6,671

All of the $8.1 million, $8.5 million, and $6.7 million, of stock-based compensation expense recorded during the years ended December 31, 2020, 2019 and 2018, respectively, was recorded to additional paid-in capital.

The Company has awards outstanding under two equity compensation plans, the Amended and Restated 2012 Incentive Plan (the Amended 2012 Plan) and the 2010 Equity Incentive Plan (the 2010 Plan), as well as the inducement award program. Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the individual plans. To date, most options granted by the Company vest twenty-five percent (25%) one year from vesting start date and six and a quarter percent (6.25%) for each successive three-month period, thereafter (subject to acceleration of vesting in the event of certain change of control transactions) and are exercisable for a period of ten years from the date of grant.

2012 Incentive Plan

The 2012 Plan became effective immediately upon the closing of the Company’s IPO in February 2012. Upon effectiveness of the 2012 Plan, the Company ceased making awards under the 2010 Plan. The 2012 Plan initially allowed the Company to grant awards for up to 3,428,571 shares of common stock, plus the number of shares of common stock available for grant under the 2010 Plan as of the effectiveness of the 2012 Plan (which was an additional 30,101 shares), plus that number of shares of common stock related to awards outstanding under the 2010 Plan which terminate by expiration, forfeiture, cancellation or otherwise. The 2012 Plan included an “evergreen provision” that allowed for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase was added on the first day of each year from 2013 through 2018 and was equal to the lesser of 1,285,714 shares of common stock and 4.0% of the number of shares of common stock outstanding, or a lesser amount as determined by the board of directors. On each of January 1, 2018, January 1, 2017 and January 1, 2016, the number of shares available for issuance under the 2012 Plan increased by 1,285,714 under this provision. On December 18, 2018, the shareholders of the Company approved the Amended and Restated 2012 Incentive Plan which increased the maximum number of shares available for issuance under the 2012 Plan to 16,628,425 and eliminated the evergreen provision. On May 19, 2020, the shareholders of the Company approved the Amended and Restated 2012 Incentive Plan which increased the maximum number of shares available for issuance by 13,000,000 shares.

Awards under the 2012 Plan may include the following award types: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), other stock-based or cash-based awards and any combination of the foregoing. As of December 31, 2020, under the 2012 Plan, the Company has granted stock options for 21,727,798 shares of common stock, of which 8,496,099 have been forfeited and 1,735,524 have been exercised, and granted restricted stock units for 6,371,656 shares of common stock, of which 922,801 have been forfeited and 2,847,038 have vested. The exercise price of each option has been equal to the closing price of a share of the Company’s common stock on the grant date. As of December 31, 2020, 10,947,871 shares remain available for future issuance.

Inducement Award Program

In December 2014, the Company established an inducement award program (in accordance with Nasdaq Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase, and RSUs in respect of up to an aggregate of 750,000 shares of common stock to new or prospective employees as inducement to enter into employment with the Company. In December 2016, the Board of Directors authorized and reserved 580,000 additional shares of common stock under this program. In December 2017, the Board of Directors authorized and reserved 2,500,000 additional shares of common stock under this program. In June and December 2018, the Board of Directors authorized and reserved 1,700,000 and 1,250,000 additional shares of common stock under this program, respectively. In February 2020, the Board of Directors authorized the reduction of 2,033,367 shares available for issuance under this program. The program is governed by the terms of the 2012 Plan, but shares issued pursuant to the program are not issued under the 2012 Plan. As of December 31, 2020, the Company had granted options for 6,392,134 shares of common stock under the program, of which 4,722,689 have been forfeited and 543,446 have been exercised, and granted restricted stock units for 184,700 shares, of which 62,200 have been forfeited and 70,000 have vested. As of December 31, 2020, 2,879,688 shares remain available for future issuance.

Stock Options

A summary of the Company’s stock option activity and related information for the year ended December 31, 2020 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2019	17,258,524	$4.00	7.3	$185
Granted	2,291,815	$2.11
Exercised	(1,498,355)	$1.72
Forfeited/cancelled	(5,361,239)	$4.05
Outstanding at December 31, 2020	12,690,745	$3.90	6.5	$3,390
Vested at December 31, 2020	8,053,260	$4.70	5.2	$2,150

The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2020	2019	2018
Risk-free interest rate	0.60%	1.98%	2.65%
Volatility	96%	87%	81%
Dividend yield	—	—	—
Expected term (years)	6.0	5.9	5.8

The Company recorded stock-based compensation expense associated with employee and non-employee stock options of $4.3 million, $7.1 million, and $5.6 million, for the years ended December 31, 2020, 2019, and 2018, respectively. The weighted-average grant date fair value of options granted in the years ended December 31, 2020, 2019, and 2018 was $1.62, $1.44, and $3.72 per share, respectively. The fair value of options that vested during the years ended December 31, 2020, 2019, and 2018 was $7.4 million, $7.3 million, and $4.7 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2020 and 2019 was $1.0 million and $0.1 million, respectively.

At December 31, 2020, there was $7.1 million of total unrecognized compensation cost related to unvested stock options and the Company expects to recognize this cost over a remaining weighted-average period of 2.6 years.

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

A summary of RSU activity during the year ended December 31, 2020 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2019	678,089	$2.36
Granted	4,471,534	$1.64
Vested	(2,020,782)	$1.60
Forfeited/cancelled	(479,524)	$2.27
Outstanding at December 31, 2020	2,649,317	$1.73

The Company recorded stock-based compensation expense associated with employee and non-employee RSUs of $3.7 million, $1.0 million, and $0.4 million, for the years ended December 31, 2020, 2019, and 2018, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2020, 2019, and 2018 was approximately $3.8 million, $0.3 million, and $0.0 million, respectively.

At December 31, 2020, there was $3.8 million of total unrecognized compensation cost related to unvested RSUs and the Company expects to recognize this cost over a remaining weighted-average period of 1.5 years.

On March 27, 2020, the Company amended all outstanding stock options and RSUs awards held by employees (including executive officers), other than certain performance-based awards, to provide that, in the event of a change of control, such equity awards currently held by employees that are outstanding and unvested immediately prior to a change of control of the Company will become fully vested and, if applicable, exercisable immediately prior to, and subject to the consummation of, such change of control. The amendment was implemented to provide assurance to the Company’s existing employees and not in response to any change of control offer for the Company. The modification affected 93 employees and will result in incremental stock compensation expense of $0.2 million to be recognized over the remaining requisite service period for each award. The modification resulted in incremental stock compensation expense of $0.1 million recognized in the year ended December 31, 2020.

The Company modified all unvested equity awards held by employees included in the August 2020 Restructuring discussed in Note. 17 Restructurings. On September 30, 2020, the Company accelerated all unvested awards held by employees included in the August 2020 Restructuring to be fully vested on September 30, 2020. As a result of the modification, the Company recognized incremental stock compensation cost of approximately $0.5 million during year ended December 31, 2020 within selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

Employee stock purchase plan

At the Special Meeting of Stockholders, held on December 18, 2018, the stockholders approved the 2018 Employee Stock Purchase Plan (2018 ESPP). On June 21, 2019, the board of directors of the Company amended and restated the 2018 ESPP, to account for certain non-material changes to the plan’s administration (the Amended and Restated 2018 ESPP). The Amended and Restated 2018 ESPP provides eligible employees with the opportunity, through regular payroll deductions, to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the common stock (a) on the date the option is granted, which is the first day of the purchase period, and (b) on the exercise date, which is the last business day of the purchase period. The Amended and Restated 2018 ESPP generally allows for two six-month purchase periods per year beginning in January and July, or such other periods as determined by the compensation committee of the Company’s board of directors. The Company has reserved 2,000,000 shares of common stock for the administration of the Amended and Restated 2018 ESPP. The fair value of shares expected to be purchased under the Amended and Restated 2018 ESPP was calculated using the Black-Scholes model with the following weighted-average assumptions:

	Year ended December 31,
	2020	2019
Risk-free interest rate	1.04%	2.26%
Volatility	109%	88%
Dividend yield	—	—
Expected term (years)	0.5	0.5

The Company has recognized $0.1 million and $0.4 million of stock-based compensation expense under the Amended and Restated 2018 ESPP, for the years ended December 31, 2020 and December 31, 2019 respectively. During the year ended December 31, 2020 and December 31, 2019, the Company issued 358,193 shares and 341,701 shares, respectively, of common stock for proceeds of $0.4 million in each year under the Amended and Restated 2018 ESPP.

12. Convertible Senior Notes

2018 Notes

On October 17, 2018, the Company closed a registered direct public offering of $150.0 million aggregate principal amount of the Company’s 5.00% Convertible Senior Notes due 2048 (the 2018 Notes), for net proceeds of approximately $145.3 million. The 2018 Notes are governed by the terms of a base indenture for senior debt securities (the Base Indenture), as supplemented by the first supplemental indenture thereto (the Supplemental Indenture and together with the 2018 Base Indenture, the 2018 Indenture), each dated October 17, 2018, by and between the Company and Wilmington Trust, National Association, (Wilmington) as trustee. The 2018 Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2019. The 2018 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms,

The 2018 Notes are convertible into shares of the Company’s common stock, par value $0.0001 per share, together, if applicable, with cash in lieu of any fractional share, at an initial conversion rate of 139.5771 shares of common stock per $1,000 principal amount of the Notes, which corresponds to an initial conversion price of approximately $7.16 per share of common stock and represents a conversion premium of approximately 15.0% above the last reported sale price of the common stock of $6.23 per share on October 11, 2018.  Upon conversion, converting noteholders will be entitled to receive accrued interest on their converted 2018 Notes.  To the extent the Company has insufficient authorized but unissued shares to settle conversions in shares of common stock, the Company would be required to settle the deficiency in cash.

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

The Company determined that all other features of the 2018 Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through December 31, 2020.

2019 Notes

On November 14, 2019 and December 23, 2019, the Company entered into privately negotiated agreements to exchange approximately $114.3 million and $7.4 million, respectively, aggregate principal amount of the 2018 Notes for (i) approximately $62.9 million and $4.0 million, respectively, aggregate principal amount of 2019 Notes (ii) an aggregate of approximately $11.4 million and $0.7 million in 2018 Notes principal repayment and (iii) accrued interest on the 2018 Notes through November 14, 2019 and December 23, 2019, respectively. The 2019 Notes are governed by the terms of an indenture (the 2019 Indenture). The 2019 Notes are senior secured obligations of the Company and bear interest at 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 2019 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with the terms.

The Company determined 2019 Notes exchange met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and the lenders granted a concession. The future undiscounted cash flows of the 2019 Notes after the exchange exceeded the carrying value of the converted 2018 Notes prior to the exchange. As such no gain was recognized as a result of the exchange. The Company reduced the carrying value of the 2019 Notes by the cash given and the change in fair value of the conversion option driven by the reduction in conversion price. The change in fair value of the conversion option was determined to be $13.6 million.

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

The Company will have the right, exercisable at the Company’s option, to cause all 2019 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2019 Indenture) per share of the Company’s common stock equals or exceeds 121% of the conversion price on each of at least 20 VWAP Trading Days, whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date the Company first issued the 2019 Notes. (Company’s Mandatory Conversion Option).

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

The Company assessed all terms and features of the 2019 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2019 Notes, including the conversion, put and call features. In consideration of the 2019 Notes Interest Make-Whole Provision, the Company concluded the provision required bifurcation as a derivative. The fair value of the 2019 Interest Make-Whole Provision was determined using a Monte Carlo model. It was determined that the fair value of the derivative upon the November 14, 2019 and December 23, 2019 issuance of the 2019 Notes was $0.2 million in aggregate; and recorded this amount as a derivative liability and the offsetting amount as a debt discount as a reduction to the carrying value of the 2019 Notes on the closing dates. During the period November 14, 2019 to December 31, 2019, 2019 Note holders converted $9.5 million aggregate principal of 2019 Notes in exchange for 5,767,872 shares of common stock and $0.4 million of cash for 2019 Interest Make-Whole Provision payments. As of December 31, 2019, the Company determined the fair value of the 2019 Interest Make-Whole Provision was $0.5 million. The Company recorded the change in the fair value of the 2019 Interest Make-Whole Provision for the period from November 14, 2019 to December 31, 2019 of $0.6 million as other expense on the consolidated statements of operations and comprehensive loss.

During the first three months of the year ended December 31, 2020, 2019 Note holders converted $57.4 million aggregate principal of 2019 Notes in exchange for 34,796,350 shares of common stock and $1.8 million of cash for the 2019 Note Interest Make-Whole Provision. The Company recorded $1.3 million for the year ended December 31, 2020, as other expense for the change in fair value of the 2019 Notes Interest Make-Whole Provision in the consolidated statements of operations and comprehensive loss. The Company determined that all other features of the 2019 Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's consolidated financial statements. As of December 31, 2020, all 2019 Notes have converted into shares of common stock..

2020 Notes

On November 6, 2020, the Company entered into a privately negotiated agreement with an investor who is a holder of the Company’s 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 5.00% Convertible Senior Notes due 2048 (the 2020 Notes). The issuance of the 2020 Notes closed on November 13, 2020. The 2020 Notes are governed pursuant to the Base Indenture between the Company and Wilmington dated as of October 17, 2018 as supplemented by the second supplemental indenture thereto dated as of November 13, 2020 (the Supplemental Indenture and together with the Base Indenture, the 2020 Indenture).

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

The Company determined the 2020 Notes exchange met the definition of a debt modification under ASC 470-50, Modifications and Extinguishments. The Company reduced the carrying value of the 2020 Notes by the change in fair value of the conversion option driven by the reduction in conversion price. The change in fair value of the conversion option was determined to be $2.3 million.

The Company determined that all features of the 2020 Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through December 31, 2020.

All Notes

The Company determined that the expected life of the 2018 Notes and 2020 was equal to the period through November 1, 2023 as this represents the point at which the 2018 Notes and 2020 Notes are initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount, inclusive of the fair value of the embedded conversion feature derivative at issuance and change in fair value of conversion option upon exchange is being amortized using the effective interest method through November 1, 2023. For the year ended December 31, 2020, the Company recognized an aggregate of $12.1 million of interest expense related to the 2018 Notes, 2019 Notes and 2020 Notes.

13. Net Loss per Share

ASC Topic 260, Earnings Per Share, requires the Company to calculate its net loss per share based on basic and diluted net loss per share, as defined. Basic EPS excludes dilution and is computed by dividing net loss by the weighted average number of shares outstanding for the period. For the years ended December 31, 2020 and 2019 net loss, basic and diluted EPS are the same as the assumed exercise of stock options, restricted stock units, and the Notes are anti-dilutive. For the year ended December 31, 2018, the dilutive effect of the outstanding 2018 Notes issued by the Company is reflected in diluted EPS using the if-converted method.

The computation of basic and diluted net loss per share attributable to common stockholders consists of the following:

	Year Ended December 31,
	2020	2019	2018
Numerator
Net loss	(67,726)	(149,209)	(72,434)
Less: Other income	—	—	(25,556)
Add: Interest expense	—	—	3,071
Adjusted diluted net loss	(67,726)	(149,209)	(94,919)

Denominator
Weighted average shares outstanding - basic	153,330	74,578	64,962
Effect of dilutive securities:
2018 Notes	—	—	4,359
Weighted average shares outstanding - diluted	153,330	74,578	69,321

Net loss per share - basic	(0.44)	(2.00)	(1.12)
Net loss per share - diluted	(0.44)	(2.00)	(1.37)

For the year ended December 31, 2018, in calculating the effect of the 2018 Notes on diluted net loss per share, the change in fair value of the bifurcated derivative of $25.6 million is subtracted while the interest expense of $3.1 million is added to the Company’s net loss. As of December 31, 2018, upon conversion of all outstanding 2018 Notes, the Company would be required to issue 20,936,548 shares. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. Accordingly, the weighted average number of potentially issuable shares upon conversion of the 2018 Notes was determined by weighting the number of shares potentially issuable as of December 31, 2018, 20,936,548 shares, over the total number of days the 2018 Notes were outstanding for the period, 76 days, to calculate an additional 4,359,391 shares to be added to the denominator.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2020	2019	2018
Outstanding stock options	12,690,745	17,258,524	12,522,867
Outstanding restricted stock units	2,649,317	678,089	306,750
2018 Notes	41,873	3,950,032	—
2019 Notes	—	34,796,363	—
2020 Notes	8,615,384	—	—
Employee Stock Purchase Plan	53,372	227,141	—
Total potentially dilutive securities	24,050,691	56,910,149	12,829,617

14. Income Taxes

As of December 31, 2020, the Company had federal and state NOL carryforwards of approximately $348.5 million and $231.9 million, respectively, which are available to reduce future taxable income. The Company also had federal and state tax credits of $1.6 million and $0.6 million, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2037, except for $154.5 million of federal NOL carryforwards which may be carried forward indefinitely.

During the year ended December 31, 2020, the Company recorded income tax expense of $0.2 million, which primarily related to state income tax as a result of the sale of COPIKTRA license and related assets to Secura. Refer to Note 16. License, collaboration and commercial agreements for further discussion of the sale to Secura.

For the years ended December 31, 2020, 2019, and 2018 income tax expense consisted of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Current tax expense:
Federal	$—	$—	$—
State	194	—	—
Current income tax expense	194	—	—
Deferred
Federal	—	—	—
State	—	—	—
Deferred income tax expense	—	—	—
Total income tax expense	$194	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	December 31,
	2020	2019
Income tax benefit using U.S. federal statutory rate	21.00%	21.00%
State tax benefit, net of federal benefit	(8.55)%	4.26%
Research and development tax credits	2.84%	1.67%
Cancellation of debt	—%	(4.76)%
Permanent items	(0.60)%	(1.41)%
Change in the valuation allowance	35.09%	(20.33)%
NOL and tax credit expiration under Section 382	(52.67)%	—%
Other	2.60%	(0.43)%
	(0.29)%	—%

The principal components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$86,665	$101,039
Capitalized research and development	1,565	2,230
Research and development credits	2,043	22,944
Stock-based compensation	4,041	4,445
Installment sale	9,981	—
Other	888	1,451
Total deferred tax assets	105,183	132,109
Deferred tax liabilities:
Debt discount	(2,245)	(3,702)
Total deferred tax liabilities	(2,245)	(3,702)
Net deferred tax asset prior to valuation allowance	102,938	128,407
Valuation allowance	(102,938)	(128,407)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2020 and 2019 because the Company’s management believes that it is more likely than not that these assets will not be fully realized. The decrease in the valuation allowance of approximately $25.5 million in the year ended December 31, 2020 primarily relates to the loss of NOL carryforwards and research and development credits due to Section 382 of the Internal Revenue Code and similar provisions under state law discussed in the next paragraph

Section 382 of the Internal Revenue Code and similar provisions under state law limit the utilization of U.S. and state NOL carryforwards following certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. Based on the Company’s analysis under Section 382, the Company believes that $41.4 million of its federal NOL carryforwards and $168.0 million of its state NOL carryforwards are limited by Section 382 and similar provisions under state law as of December 31, 2020 and have been written off in the year ended December 31, 2020. Due to limitations under Section 382 the Company believes that its Research & Development (R&D) and Orphan Drug (OD) Credits will be limited as of December 31, 2020. The portion of R&D and OD credits that were determined to be limited by Section 382 have been written off as of December 31, 2020. The remaining unused carryforwards and credits remain available for future periods. Due the Company’s full valuation allowance the write off of NOL carryforwards and R&D and OD credits did not have any impact to the statements of operation and comprehensive loss.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. From inception and through December 31, 2020, the

Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not conducted a study of R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

15. Commitments and contingencies

The Company has entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts.  Please refer to Note 9. Leases for further details regarding the minimum aggregate future lease commitments as of December 31, 2019. In conjunction with the execution of the Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of December 31, 2020 and December 31, 2019.  The amount is included in non-current restricted cash on the consolidated balance sheets as of December 31, 2020.

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

16. License, collaboration and commercial agreements

Secura Bio, Inc. (Secura)

On August 10, 2020, the Company and Secura signed the Secura APA and on September 30, 2020, the transaction closed.

Pursuant to the Secura APA, the Company sold to Secura its exclusive worldwide license, including related assets, for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib. The sale included certain intellectual property related to duvelisib in oncology indications, certain existing duvelisib inventory, claims and rights under certain contracts pertaining to duvelisib. Pursuant to the Secura APA, Secura assumed all operational and financial responsibility for activities that were part of the Company’s duvelisib oncology program, including all commercialization efforts related to duvelisib in the United States and Europe, as well as the Company’s ongoing duvelisib clinical trials. Further, Secura assumed all obligations with existing collaboration partners developing and commercializing duvelisib, which include Yakult Honsha Co., Ltd. (Yakult), CSPC Pharmaceutical Group Limited (CSPC), and Sanofi. Additionally, Secura assumed all royalty payment obligations due under the amended and restated license agreement with Infinity (Infinity License Agreement).

Pursuant to the terms of the Secura APA, Secura has paid the Company an up-front payment of $70.0 million in September 2020 and has agreed to pay the Company (i) regulatory milestone payments up to $45.0 million, consisting of a payment of $35.0 million upon receipt of regulatory approval of COPIKTRA in the United States for the treatment of peripheral T-cell lymphoma and a payment of $10.0 million upon receipt of the first regulatory approval for the commercial sale of COPIKTRA in the European Union for the treatment of peripheral T-cell lymphoma, (ii) sales milestone payments of up to $50.0 million, consisting of $10.0 million when total worldwide net sales of COPIKTRA exceed $100.0 million, $15.0 million when total worldwide net sales of COPIKTRA exceed $200.0 million and $25.0 million when total worldwide net sales of COPIKTRA exceed $300.0 million, (iii) low double-digit royalties on the annual aggregate net sales above $100.0 million in the United States, European Union, and the United Kingdom of Great Britain and Northern Ireland and (iv) 50% of all royalty, milestone and sublicense revenue payments payable to Secura under the Company’s existing license agreements with Sanofi, Yakult, and CSPC, and 50% of all royalty and milestone payments payable to Secura under any license or sublicense agreement entered into by Secura in certain jurisdictions.

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

Future potential milestones and royalties were excluded from the transaction price, as all milestone amounts and royalties were fully constrained under the guidance. As part of the Company’s evaluation of the constraint, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments and royalties.  Those factors include: the amount of variable consideration is highly susceptible to factors outside of the Company’s influence, the uncertainty about the consideration is not expected to be resolved for a long period of time, with respect to future global royalties the Company considered that there is no history of selling COPIKTRA outside of the United States to be able to forecast results reliably. Future potential milestone payments and royalties were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

During the year ended December 31, 2020, the Company recognized $70.0 million as sale of COPIKTRA license and related assets revenue related to delivery of the Bundled Secura Performance Obligation and $0.4 million in transition services revenue within the statements of operations and comprehensive loss. The Company recognized approximately $31.2 million of cost of sales – sale of COPIKTRA license and related assets within the statements of operations and comprehensive income (loss) which consisted of $19.2 million, $6.0 million, $5.8 million and $0.2 million for the intangible asset, certain duvelisib inventory, net duvelisib contract prepaid balances and manufacturing equipment, respectively, which were delivered to Secura as part of the sale.

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

The Company evaluated the license agreement with Chugai under ASC Topic 805, Business Combinations (ASC 805) and concluded that as the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. The Company recorded the up-front payment of $3.0 million as research and development expense within the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

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

Infinity Pharmaceuticals, Inc. (Infinity)

In November 2016, the Company entered into the Infinity License Agreement with Infinity under which the Company acquired an exclusive worldwide license for the research, development, commercialization, and manufacture of products in oncology indications containing duvelisib. In connection with the license agreement, the Company assumed operational and financial responsibility for certain activities that were part of Infinity’s duvelisib program, including the DUO study for patients with relapsed/refractory CLL, and Infinity maintained a portion of the financial responsibility for the shutdown of certain other clinical studies. The Company was obligated to use diligent efforts to develop and commercialize a product in an oncology indication containing duvelisib. During the term of the Infinity License Agreement, Infinity has agreed not to research, develop, manufacture or commercialize duvelisib in any other indication in humans or animals.

Pursuant to the terms of the Infinity License Agreement, the Company was required to make the following payments to Infinity in cash or, at the Company’s election, in whole or in part, in shares of the Company’s common stock: (i) $6.0 million upon the completion of the DUO study if the results of the DUO study met certain pre-specified criteria, which was paid in cash by the Company to Infinity in October 2017 and recorded as research and development expense in the consolidated statements of operations and comprehensive loss, and (ii) $22.0 million upon the approval of a NDA in the United States or an application for marketing authorization with a regulatory authority outside of the United States for a product in an oncology indication containing duvelisib, which was paid in cash by the Company to Infinity in November 2018 and was recorded as an intangible asset in the consolidated balance sheets.

The Company was also obligated to pay Infinity royalties on worldwide net sales of any products in an oncology indication containing duvelisib ranging from the mid-single digits to the high single-digits. The royalties will expire on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable product in the country of manufacture of such product, (iii) the expiration of non-patent regulatory exclusivity in such country and (iv) ten years following the first commercial sale of a product in a country, provided that if royalties on net sales for a product in the United States are payable solely on the basis of non-patent regulatory exclusivity, the applicable royalty on net sales for such product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by the Company if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

In addition to the foregoing, the Company was obligated to pay Infinity an additional royalty of 4% on worldwide net sales of any products in an oncology indication containing duvelisib to cover the reimbursement of research and development costs owed by Infinity to Mundipharma International Corporation Limited (MICL) and Purdue Pharmaceutical Products L.P. (Purdue). Once Infinity has fully reimbursed MICL and Purdue, the royalty obligations will be reduced to 1% of net sales in the United States. These trailing MICL royalties are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country. Each of the above royalty rates is reduced by 50% on a product-by-product and country-by-country basis if the applicable royalty is payable solely on the basis of non-patent regulatory exclusivity. In addition, the trailing MICL royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by the Company if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

On March 5, 2019, Infinity and Healthcare Royalty Partners III, L.P. (HCR) entered into a purchase and sale agreement, in which HCR paid Infinity a $30.0 million upfront payment and is entitled to receive up to $20.0 million in potential milestone payments from Infinity. In exchange HCR has received the right to receive the royalties due to Infinity from us under the license agreement. As a result, the Company paid royalties previously due to Infinity to HCR. The royalties due to MICL and Purdue described above are still paid to Infinity.

The Company evaluated the license agreement with Infinity under ASC 805 and concluded that as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. All consideration to be paid under the license agreement is contingent in nature and will be recognized when the respective contingency is resolved.

During the year ended December 31, 2020, 2019, and 2018, the Company recorded royalty expense of $1.3 million, $1.0 million, and $0.1 million, respectively related to the HCR, Infinity, MICL, and Purdue royalty payments, which are included in costs of sales - product within the consolidated statements of operation and comprehensive loss.

As discussed above under heading Secura Bio, Inc. (Secura) as of September 30, 2020, Secura has assumed from the Company all responsibilities and obligations under the Infinity License Agreement. All royalties due pursuant to the Infinity License Agreement are the sole responsible of Secura.

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

The Company satisfied the performance obligation upon delivery of the license and initial technology transfer and recognized the upfront payment of $5.0 million as license and collaboration revenue during the year ended December 31, 2019. For the year ended December 31, 2020, the Company recognized $2.5 million of license revenue upon achievement of two development milestones which were paid in the year ended December 31, 2020.

As discussed above under heading Secura Bio, Inc. (Secura as of September 30, 2020, Secura has assumed from the Company all responsibilities and obligations under the Sanofi Agreement. After September 30, 2020, the Company is entitled to 50% of future milestone payments and royalties pursuant to the Secura APA discussed under heading Secura Bio, Inc. (Secura) above. Future milestone and royalty payments pursuant to the Sanofi Agreement will be paid by Sanofi to Secura. The Company’s portion of such milestone and royalty payments will be subsequently remitted to the Company by Secura.

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

For the year ended December 31, 2020 and 2019 there have been no additional milestones achieved under the Yakult Agreement. The Company satisfied the performance obligation upon delivery of the license and initial technology transfer and recognized the upfront payment of $10.0 million as license revenue during year ended December 31, 2018.

As discussed above under heading Secura Bio, Inc. (Secura) as of September 30, 2020, Secura has assumed from the Company all responsibilities and obligations under the Yakult Agreement. After September 30, 2020, the Company is entitled to 50% of future milestone payments and royalties pursuant to the Secura APA discussed under heading Secura Bio, Inc. (Secura) above. Payments pursuant to the Yakult Agreement will be paid by Yakult to Secura. The Company’s portion of such milestone and royalty payments will be subsequently remitted to the Company by Secura.

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

For the year ended December 31, 2020 and 2019 there have been no additional milestones achieved under the CSPC Agreement. The Company satisfied the performance obligation upon delivery of the license and initial technology transfer and recognized the upfront payment of $15.0 million as license revenue during the year ended December 31, 2018.

As discussed above under heading Secura Bio, Inc. (Secura), as of September 30, 2020 Secura has assumed from the Company all responsibilities and obligations under the CSPC Agreement. After September 30, 2020, the Company is entitled to 50% of future milestone payments and royalties pursuant to the Secura APA discussed under heading Secura Bio, Inc. (Secura) above. Payments pursuant to the CSPC Agreement will be paid by CSPC to Secura. The Company’s portion of such milestone and royalty payments will be subsequently remitted to the Company by Secura.

17. Restructurings

On October 28, 2019, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 40 positions across the Company and other cost-saving measures (the October 2019 Restructuring). The October 2019 Restructuring was designed to streamline operations, speed execution, and reflect the focused, account-based approach in the field. The Company recorded $1.2 million of expense for the year ended December 31, 2019 for one-time termination benefits to the affected employees, including cash severance payments, healthcare benefits, and outplacement assistance.

On February 27, 2020, following further analysis of the Company’s strategy, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 31 positions across the Company and other cost-saving measures (the February 2020 Restructuring). The February 2020 Restructuring is designed to streamline operations, speed execution of the Company’s clinical development of VS-6766 and defactinib, and reflect a focused, account-based approach in the field.

In August 2020, in connection with the duvelisib sale to Secura pursuant to the Secura APA, the Company committed to a strategic restructuring (the August 2020 Restructuring). The restructuring included a workforce reduction of approximately 41 positions primarily in the Company’s commercial operations department.

During the year-ended December 31, 2020, the Company recorded an aggregate expense of $4.6 million for the February 2020 Restructuring and August 2020 Restructuring for one-time termination benefits for employee severance, benefits, and related costs. This expense is reflected in the consolidated statements of operation and comprehensive loss as selling general, and administrative expense for $4.1 million, and research and development expense for $0.5 million.

The following table summarizes the accrued liabilities activity recorded in connection with the restructurings for the year ended December 31, 2020 (in thousands):

Employee severance, benefits and related costs	Amounts accrued at December 31, 2019	Charges	Amount Paid	Adjustments	Amounts accrued at December 31, 2020
October 2019 Restructuring	631	—	(626)	(5)	—
February 2020 Restructuring	—	1,788	(1,812)	24	—
August 2020 Restructuring	—	2,993	(1,797)	(169)	1,027
Total	$631	$4,781	$(4,235)	$(150)	$1,027

18. Employee benefit plan

In June 2011, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre-tax or post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of approximately $0.9 million, $1.3 million, and $0.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

19. Quarterly financial information (unaudited, in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Revenue:
Product revenue, net	$5,034	$4,235	$5,829	$134
License and collaboration revenue	22	72	2,818	—
Sale of COPIKTRA license and related assets	—	—	70,000	—
Transition services revenue	—	—	—	372
Total revenue	5,056	4,307	78,647	506
Operating expenses:
Cost of sales - product	$495	$392	$866	$12
Cost of sales - intangible amortization	392	393	8	—
Cost of sales - sale of COPIKTRA license and related assets	—	—	31,187	—
Research and development	10,924	9,344	10,955	10,153
Selling, general and administrative	19,604	15,442	20,614	7,095
Total operating expenses	31,415	25,571	63,630	17,260
(Loss) income from operations	(26,359)	(21,264)	15,017	(16,754)
Other income/(expense)	(1,313)	—	—	—
Interest income	356	122	19	18
Interest expense	(10,674)	(1,868)	(1,898)	(1,354)
Loss on debt extinguishment	—	—	—	(1,580)
Net (loss) income before income taxes	(37,990)	(23,010)	13,138	(19,670)
Income tax expense	—	—	—	(194)
Net (loss) income	$(37,990)	$(23,010)	$13,138	$(19,864)
Net (loss) income per share —basic	$(0.35)	$(0.14)	$0.08	$(0.12)
Net (loss) income per share —diluted	$(0.35)	$(0.14)	$0.08	$(0.12)
Weighted-average number of common shares used in net loss per share —basic and diluted
Net (loss) income per share —basic	108,153	165,395	169,510	169,902
Net (loss) income per share —diluted	108,153	165,395	169,760	169,902

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Revenue:
Product revenue, net	$1,671	$3,019	$4,032	$3,617
License and collaboration revenue	—	117	5,000	—
Total revenue	1,671	3,136	9,032	3,617
Operating expenses:
Cost of sales - product	$158	$377	$371	$332
Cost of sales - intangible amortization	392	392	392	393
Research and development	9,758	11,346	12,219	12,455
Selling, general and administrative	26,033	29,298	22,153	23,728
Total operating expenses	36,341	41,413	35,135	36,908
Loss from operations	(34,670)	(38,277)	(26,103)	(33,291)
Other income	—	—	—	(641)
Interest income	1,497	1,268	1,005	611
Interest expense	(4,929)	(5,185)	(5,041)	(5,453)
Net loss	$(38,102)	$(42,194)	$(30,139)	$(38,774)
Net loss per share —basic	$(0.52)	$(0.57)	$(0.41)	$(0.51)
Net loss per share —diluted	$(0.52)	$(0.57)	$(0.41)	$(0.51)
Weighted-average number of common shares used in net loss per share —basic and diluted
Net loss per share —basic	73,854	73,877	74,228	76,331
Net loss per share —diluted	73,854	73,877	74,228	76,331

20. Subsequent events

The Company reviews all activity subsequent to year end but prior to the issuance of the consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the consolidated balance sheet date. The Company is not aware of any material subsequent events.