Form 10-Q
period 2021-03-31
Verastem, Inc.
filed 2021-05-11
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 10, 2021, there were 171,919,345 shares of Common Stock outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the uncertainties inherent in research and development of VS-6766 and defactinib, such as negative or unexpected results of clinical trials; whether and when any applications for VS-6766 and defactinib may be filed with regulatory authorities in any other jurisdictions; whether and when regulatory authorities in any other jurisdictions may approve any such other applications that may be filed for VS-6766 and defactinib, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted and, if approved, whether VS-6766 or defactinib will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for VS-6766 and defactinib; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of VS-6766 and defactinib; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that VS-6766 or defactinib will cause unexpected safety events, experience manufacturing or supply interruptions or failures, or result in unmanageable safety profiles as compared to their levels of efficacy; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for VS-6766 or defactinib; that we will be unable to in-license additional compounds or successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we may not realize the operational efficiencies and cost savings from restructuring, that we or Chugai Pharmaceutical, Co. Ltd., will fail to fully perform under the license agreement; that we or Secura Bio, Inc. will fail to fully perform under the asset purchase agreement; that we may be unable to make additional draws under our debt facility or obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients; and that the duration and impact of COVID-19 may affect, precipitate or exacerbate one or more of the foregoing risks and uncertainties. Other risks and uncertainties include those identified in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with Securities and Exchange Commission (SEC) on March 18, 2021, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$35,514	$67,782
Short-term investments	85,583	73,444
Accounts receivable, net	1,125	239
Prepaid expenses and other current assets	5,456	3,473
Total current assets	127,678	144,938
Property and equipment, net	335	416
Right-of-use asset, net	2,628	2,726
Restricted cash	241	241
Long-term investments	5,998	5,995
Other assets	21	33
Total assets	$136,901	$154,349
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,453	$1,875
Accrued expenses	8,808	14,660
Lease liability, short-term	583	558
Total current liabilities	11,844	17,093
Non-current liabilities:
Convertible senior notes	19,672	19,051
Lease liability, long-term	2,776	2,931
Total liabilities	34,292	39,075
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 171,731 and 170,456 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	17	17
Additional paid-in capital	710,100	707,715
Accumulated other comprehensive income	34	53
Accumulated deficit	(607,542)	(592,511)
Total stockholders’ equity	102,609	115,274
Total liabilities and stockholders’ equity	$136,901	$154,349

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2021	2020
Revenue:
Product revenue, net	$—	$5,034
License and collaboration revenue	—	22
Sale of COPIKTRA license and related assets	850	—
Transition services revenue	156	—
Total revenue	1,006	5,056
Operating expenses:
Cost of sales - product	—	495
Cost of sales - intangible amortization	—	392
Research and development	8,896	10,924
Selling, general and administrative	6,218	19,604
Total operating expenses	15,114	31,415
Loss from operations	(14,108)	(26,359)
Other expense	—	(1,313)
Interest income	52	356
Interest expense	(975)	(10,674)
Net loss	$(15,031)	$(37,990)
Net loss per share—basic and diluted	$(0.09)	$(0.35)

Weighted average common shares outstanding used in computing net loss per share - basic and diluted	171,586	108,153

Net loss	$(15,031)	$(37,990)
Unrealized loss on available-for-sale securities	(19)	(5)
Comprehensive loss	$(15,050)	$(37,995)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2020	170,456,179	$17	$707,715	$53	$(592,511)	$115,274
Net loss	—	—	—	—	(15,031)	(15,031)
Unrealized loss on available-for-sale marketable securities	—	—	—	(19)	—	(19)
Issuance of common stock resulting from exercise of stock options	173,890	—	381	—	—	381
Issuance of common stock resulting from vesting of restricted stock units	1,047,271	—	(52)	—	—	(52)
Stock-based compensation expense	—	—	1,980	—	—	1,980
Issuance of common stock under Employee Stock Purchase Plan	53,372	—	76	—	—	76
Balance at March 31, 2021	171,730,712	$17	$710,100	$34	$(607,542)	$102,609

Balance at December 31, 2019	80,117,531	$8	$531,937	$14	$(524,785)	$7,174
Net loss	—	—	—	—	(37,990)	(37,990)
Unrealized loss on available-for-sale marketable securities	—	—	—	(5)	—	(5)
Issuance of common stock resulting from exercise of stock options	645,628	—	983	—	—	983
Issuance of common stock resulting from vesting of restricted stock units	58,166	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	1,370	—	—	1,370
Issuance of common stock resulting from private investment in public equity offering, net of issuance costs of $6,171	46,511,628	5	93,824	—	—	93,829
Issuance of common stock under Employee Stock Purchase Plan	227,141	—	259	—	—	259
Conversion of 2019 Notes into common stock	34,796,350	3	57,411	—	—	57,414
Balance at March 31, 2020	162,356,444	$16	$685,733	$9	$(562,775)	$122,983

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2021	2020
Operating activities
Net loss	$(15,031)	$(37,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81	94
Amortization of acquired intangible asset	—	392
Amortization of right-of-use asset and lease liability	(32)	17
Stock-based compensation expense	1,980	1,370
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	636	8,779
Change in fair value of interest make whole provision for 2019 Notes	—	1,313
Changes in operating assets and liabilities:
Accounts receivable, net	(886)	(802)
Inventory	—	(1,276)
Prepaid expenses, other current assets and other assets	(1,814)	(2,109)
Accounts payable	774	(2,535)
Accrued expenses and other liabilities	(5,026)	(1,256)
Net cash used in operating activities	(19,318)	(34,003)
Investing activities
Purchases of property and equipment	(196)	—
Purchases of investments	(17,551)	—
Maturities of investments	5,375	32,050
Net cash (used in) provided by investing activities	(12,372)	32,050
Financing activities
Proceeds from the exercise of stock options and employee stock purchase program	300	1,242
Interest make-whole payments on the 2019 Notes	—	(1,763)
Settlement of restricted stock for tax withholdings	(878)	—
Proceeds from the issuance of common stock, net	—	93,942
Net cash (used in) provided by financing activities	(578)	93,421
(Decrease) increase in cash, cash equivalents and restricted cash	(32,268)	91,468
Cash, cash equivalents and restricted cash at beginning of period	68,023	79,262
Cash, cash equivalents and restricted cash at end of period	$35,755	$170,730
Supplemental disclosure of non-cash investing and financing activities
Common stock issuance costs included in accounts payable and accrued expenses	$15	$128
Conversion of 2019 Notes into common stock	$—	$57,414
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$13
Settlement of restricted stock units for tax withholdings included in accrued expenses	$9	$51
Receivables related to stock option exercises in prepaid expenses and other current assets	$157	$—

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the Company) is a development-stage biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with cancer. The Company’s pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

The Company’s most advanced product candidates, VS-6766 and defactinib, are being investigated in both preclinical and clinical studies for treatment of various solid tumors, including, low-grade serous ovarian cancer, non-small cell lung cancer, colorectal cancer, pancreatic cancer, uveal melanoma, and endometrial cancer. The Company believes that these compounds may be beneficial as therapeutics either as single agents or when used together in combination with other agents, other pathway inhibitors, or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

On September 24, 2018, the Company’s first commercial product, COPIKTRA® (duvelisib), was approved by the U.S. Food and Drug Administration (the FDA) for the treatment of adult patients with certain hematologic cancers including relapsed or refractory chronic lymphocytic leukemia/ small lymphocytic lymphoma (CLL/SLL) after at least two prior therapies and relapsed or refractory follicular lymphoma (FL) after at least two prior systemic therapies. On August 10, 2020, the Company and Secura Bio, Inc. (Secura) entered into an asset purchase agreement (Secura APA). Pursuant to the Secura APA, the Company sold to Secura its exclusive worldwide license, including certain related assets for the research, development, commercialization, and manufacture in oncology indications of products containing COPIKTRA (duvelisib). The transaction closed on September 30, 2020. Refer to Note 13. License, collaboration, and commercial agreements for a detailed discussion of the Secura APA.

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

The Company has historical losses from operations and anticipates that it will continue to incur losses as it continues the research and development of its product candidates. As of March 31, 2021, the Company had cash, cash equivalents, and investments of $127.1 million, and accumulated deficit of $607.5 million. The Company expects its existing cash resources will be sufficient to fund its planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

The Company expects to finance the future development costs of its clinical product portfolio with its existing cash, cash equivalents, and investments, through future milestones and royalties received through the Secura APA or through strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the

Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (SEC) on March 18, 2021.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. During the three months ended March 31, 2021, the Company did not adopt any additional significant accounting policies except as outlined within “Recently Adopted Accounting Standards Updates” section immediately below.

Recently Adopted Accounting Standards Updates

In December 2019, the FASB issued Accounting Standard Update (ASU) No 2019-12, Simplifying Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocations, calculating income taxes in interim periods, and adds certain guidance to remove complexity in certain areas. ASU 2019-12 is effective for all entities for annual and interim periods beginning after December 15, 2020. In the first quarter of 2021, the Company adopted ASU 2019-12.  The provisions related to intraperiod tax allocation and interim recognition of enactment of tax laws are being adopted on a prospective basis. The adoption of ASU 2019-12 did not have an effect on the Company’s condensed financial statements or disclosures.

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

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of March 31, 2021, the Company’s cash, cash equivalents and investments were deposited at three financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of March 31, 2021 there was one customer, Secura, that made up more than 60% of the Company’s accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any accounts receivable balances are assured.

For the three months ended March 31, 2021, there was one customer, Secura, who individually accounted for all of the Company’s revenue. Refer to Note 13. License, collaboration, and commercial agreements for a detailed discussion of the Secura APA.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$35,514	$67,782
Restricted cash	241	241
Total cash, cash equivalents and restricted cash	$35,755	$68,023

Amounts included in restricted cash as of March 31, 2021 and December 31, 2020 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of approximately $0.2 million. The letters of credit are included in non-current restricted cash on the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$33,820	$33,820	$—	$—
Short-term investments	$85,583	$—	$85,583	$—
Long-term investments	$5,998	$—	$5,998	$—
Total financial assets	$125,401	$33,820	$91,581	$—

	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$65,610	$60,611	$4,999	$—
Short-term investments	73,444	—	73,444	—
Long-term investments	5,995	—	5,995	—
Total financial assets	$145,049	$60,611	$84,438	$—

The Company’s cash equivalents and short-term investments consist of U.S. Government money market funds, corporate bonds, agency bonds and commercial paper of publicly traded companies. The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2021 and December 31, 2020.

Fair Value of Financial Instruments

The fair value of the Company’s 2018 issued 5.00% Convertible Senior Notes due 2048 (the 2018 Notes) and 2020 issued 5.00% Convertible Senior Notes due 2048 (the 2020 Notes, together with the 2018 Notes referred to as the Notes) was approximately $0.3 million and $31.4 million, respectively, as of March 31, 2021, which differs from the aggregate carrying value of the Notes of $19.7 million as of March 31, 2021. The fair value of the 2018 Notes and 2020 Notes was approximately $0.3 million and $30.0 million, respectively, as of December 31, 2020, which differs from the aggregate carrying value of the Notes of $19.1 million as of December 31, 2020. The fair value of the Notes is influenced by the Company’s stock price, stock price volatility, and current market yields and was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$35,755	$—	$—	$35,755
Total cash, cash equivalents & restricted cash:	$35,755	$—	$—	$35,755
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$85,550	$50	$(17)	$85,583
Corporate bonds, agency bonds and commercial paper (due between 1 and 5 years)	5,998	—	—	5,998
Total investments	$91,548	$50	$(17)	$91,581
Total cash, cash equivalents, restricted cash and investments	$127,303	$50	$(17)	$127,336

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$63,024	$—	$—	$63,024
Corporate bonds, agency bonds and commercial paper (due within 90 days)	4,998	$1	$—	$4,999
Total cash, cash equivalents & restricted cash:	$68,022	$1	$—	$68,023
Investments:
Corporate bonds and commercial paper (due within 1 year)	$73,389	$55	$—	$73,444
Corporate bonds and commercial paper (due between 1 and 5 years)	5,998	—	(3)	5,995
Total investments	$79,387	$55	$(3)	$79,439
Total cash, cash equivalents, restricted cash and investments	$147,409	$56	$(3)	$147,462

There were no realized gains or losses on investments for the three months ended March 31, 2021 or 2020, respectively. There were three investments and one investment in an unrealized loss position as of March 31, 2021 and December 31, 2020, respectively. None of these investments had been in an unrealized loss position for more than 12 months. The fair value of these securities as of March 31, 2021 and December 31, 2020 was $13.4 million and $6.0 million, respectively, and the aggregate unrealized loss was immaterial. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2021 and December 31, 2020, respectively.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Research and development expenses	4,554	5,176
Compensation and related benefits	1,310	5,930
Interest	589	236
Consulting fees	543	1,091
Professional fees	503	615
Commercialization costs	87	330
Other	1,222	1,282
Total accrued expenses	$8,808	$14,660

7. Product revenue reserves and allowances

From September 24, 2018 (the date of the Company’s U.S. commercial launch of COPIKTRA) through September 30, 2020 (the date the Company sold COPIKTRA to Secura), the Company’s sole source of product revenue was from the gross sales of COPIKTRA in the United States less provisions for product sales allowances and accruals. The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2021 (in thousands):

	Trade	Government
	discounts	rebates and
	and	other
	allowances	incentives	Returns	Total
Balance at December 31, 2020	$23	$67	$31	$121
Provision related to sales in the current year	—	—	—	—
Adjustments related to prior period sales	—	—	—	—
Credits and payments made	(19)	(67)	(3)	(89)
Ending balance at March 31, 2021	$4	$—	$28	$32

Trade discounts are recorded as a reduction to accounts receivable, net on the condensed consolidated balance sheets. Trade allowances, government rebates, other incentives and returns are recorded as a component of accrued expenses on the condensed consolidated balance sheets.

8. Leases

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

As of March 31, 2021, a right-of-use asset of $2.6 million and lease liability of $3.4 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended March 31,
	2021	2020
Lease Expense
Operating lease expense	$221	$221
Total Lease Expense	$221	$221
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$252	$204

March 31, 2021
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	4.3
Weighted average discount rate	14.6%
Maturity Analysis
2021	767
2022	1,039
2023	1,060
2024	1,081
2025	546
Total	$4,493
Less: Present value discount	(1,134)
Lease Liability	$3,359

9. Convertible Senior Notes

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

The Company assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon the Company’s stockholders approving an increase in the number of authorized shares of Common Stock in December 2018. The Company determined that all other features of the 2018 Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.  There have been no changes to the Company’s original assessment through March 31, 2021.

2019 Notes

On November 14, 2019 and December 23, 2019, the Company entered into privately negotiated agreements to exchange approximately $114.3 million and $7.4 million, respectively, aggregate principal amount of the 2018 Notes for (i) approximately $62.9 million and $4.0 million, respectively, aggregate principal amount of 5.00% Convertible Senior Second Lien Notes due 2048 (the 2019 Notes), (ii) an aggregate of approximately $11.4 million and $0.7 million in 2018 Notes principal repayment and (iii) accrued interest on the 2018 Notes through November 14, 2019 and December 23, 2019, respectively.  The 2019 Notes were governed by the terms of an indenture (the 2019 Indenture). The 2019 Notes were senior secured obligations of the Company and bear interest at 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 2019 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with the terms thereof. During the three months ended March 31, 2020, 2019 Note holders converted $57.4 million aggregate principal of 2019 Notes in exchange for 34,796,350 shares of common stock and $1.8 million of cash for the 2019 Note Interest Make-Whole Provision. The Company recorded approximately $1.3 million for the three months ended March 31, 2020 as other expense for the change in fair value of the 2019 Notes Interest Make-Whole Provision in the condensed consolidated statements of operations and comprehensive loss. The Company determined that all other features of the 2019 Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements. As of March 31, 2020, all 2019 Notes have converted into shares of common stock.

The 2019 Notes were convertible into shares of the Company’s common stock, par value $0.0001 per share, together, if applicable, with cash in lieu of any fractional share, at an initial conversion rate of 606.0606 shares of common stock per $1,000 principal amount of the 2019 Notes, which corresponds to an initial conversion price of approximately $1.65 per share of common stock and represents a conversion premium of approximately 52.8% above the last reported sale price of the Company’s common stock of $1.08 per share on November 11, 2019.

The Company had the right, exercisable at the Company’s option, to cause all 2019 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2019 Indenture) per share of the Company’s common stock equaled or exceeded 121% of the conversion price on each of at least 20 VWAP Trading Days, whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date the Company first issued the 2019 Notes. (Company’s Mandatory Conversion Option).

Upon conversion, converting noteholders were entitled to receive accrued interest on their converted 2019 Notes. In addition, if the 2019 Notes were converted with a conversion date that is on or prior to November 1, 2020, other than in connection with the Company’s exercise of the Company’s Mandatory Conversion Option then the consideration due upon any such conversion will also include a cash interest make-whole payment for all future scheduled interest payments on the converted 2019 Notes through November 1, 2020 (2019 Notes Interest Make-Whole Provision).

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

2020 Notes

On November 6, 2020, the Company entered into a privately negotiated agreement with an investor who is a holder of the Company’s 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 5.00% Convertible Senior Notes due 2048 (the 2020 Notes). The issuance of the 2020 Notes closed on November 13, 2020. The 2020 Notes are governed pursuant to the Base Indenture between the Company and Wilmington Trust, National Association, as trustee and collateral agent, dated as of October 17, 2018 as supplemented by the second supplemental indenture thereto, dated as of November 13, 2020, (the Supplemental Indenture and together with the Base Indenture, the 2020 Indenture).

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

The Company determined that all features of the 2020 Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through March 31, 2021.

10. Common stock

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

11. Stock-based compensation

Stock options

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2021 is as follows:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual term	intrinsic value
	Shares	share	(years)	(in thousands)
Outstanding at December 31, 2020	12,690,745	$3.90	6.5	$3,390
Granted	801,659	2.21
Exercised	(246,758)	1.54
Forfeited/cancelled	(725,888)	3.76
Outstanding at March 31, 2021	12,519,758	$3.85	6.3	$5,699
Vested at March 31, 2021	8,007,568	$4.61	5.0	$3,678

The fair value of each stock option granted during the three months ended March 31, 2021 and 2020 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	March 31,
	2021	2020
Risk-free interest rate	0.55%	1.58%
Volatility	97%	88%
Dividend yield	—	—
Expected term (years)	6.1	6.1

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

A summary of RSU activity during the three months ended March 31, 2021 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2020	2,649,317	$1.73
Granted	497,590	$2.26
Vested	(72,390)	$2.45
Forfeited/cancelled	(223,562)	$2.01
Outstanding at March 31, 2021	2,850,955	$1.78

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

	Three months ended March 31,
	2021	2020
Risk-free interest rate	0.09%	1.57%
Volatility	65%	78%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the three months ended March 31, 2021 and 2020, the Company has recognized less than $0.1 million in each period of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the three months ended March 31, 2021 the Company issued 53,372 shares of common stock for proceeds of $0.1 million under the Amended and Restated 2018 ESPP.

12. Net loss per share

Basic loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, restricted stock units, and employee stock purchase plan shares (using the “treasury stock” method), and the Notes (using the “if-converted” method), unless their effect on net loss per share is anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2021	2020
Outstanding stock options	12,519,758	14,202,430
Outstanding restricted stock units	2,850,955	1,614,784
2018 Notes	41,873	3,950,032
2020 Notes	8,615,384	—
Employee stock purchase plan	33,034	128,545
Total potentially dilutive securities	24,061,004	19,895,791

13. License, collaboration and commercial agreements

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

Pursuant to the terms of the Secura APA, Secura has paid the Company an up-front payment of $70.0 million and agreed to the pay the Company (i) regulatory milestone payments up to $45.0 million, consisting of a payment of $35.0 million upon receipt of regulatory approval of COPIKTRA in the United States for the treatment of peripheral T-

cell lymphoma and a payment of $10.0 million upon receipt of the first regulatory approval for the commercial sale of COPIKTRA in the European Union for the treatment of peripheral T-cell lymphoma, (ii) sales milestone payments of up to $50.0 million, consisting of $10.0 million when total worldwide net sales of COPIKTRA exceed $100.0 million, $15.0 million when total worldwide net sales of COPIKTRA exceed $200.0 million and $25.0 million when total worldwide net sales of COPIKTRA exceed $300.0 million, (iii) low double-digit royalties on the annual aggregate net sales above $100.0 million in the United States, European Union, and the United Kingdom of Great Britain and Northern Ireland and (iv) 50% of all royalty, milestone and sublicense revenue payments payable to Secura under the Company’s existing license agreements with Sanofi, Yakult, and CSPC, and 50% of all royalty and milestone payments payable to Secura under any license or sublicense agreement entered into by Secura in certain jurisdictions.

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

The Company determined $0.1 million of future potential royalties we expect to receive pursuant to the Secura APA were not constrained as of March 31, 2021. When estimating the amount of royalties to be received that was not constrained, the Company used the expected value method as there are a range of possible outcomes. When estimating royalties to be received, the Company used a combination of internal projections and forecasts and data from external sources. The Company determined that all other future potential royalties were constrained under the guidance as of March 31, 2021. As part of the Company’s evaluation of the constraint on future royalties, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in royalty payments. Those factors include: the likelihood and magnitude of revenue reversals related to future royalties, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence, the amount of time to resolve the uncertainty, and lack of significant history of selling COPIKTRA outside of the United States.

As the consideration for future royalties is conditional, the Company recorded a corresponding contract asset for the expected royalties. Portions of the contract asset will be reclassified to accounts receivable when the right to consideration becomes unconditional. As of March 31, 2021, the $0.1 million contract asset has been recorded within prepaid and other current assets on the condensed consolidated balance sheet.

The following table presents changes in the Company’s contract asset for the three months ended March 31, 2021 (in thousands):

Contract Asset:	Balance at December 31, 2020	Additions	Reclassification to receivable	Balance at March 31, 2021
Contract asset - Secura	—	100	—	100
Total	$—	$100	$—	$100

During the three months ended March 31, 2021, one regulatory milestone was achieved by Secura’s sublicensee, Sanofi, of which 50% of the milestone or $0.8 million is due to the Company pursuant to the Secura APA. The Company determined all other future potential milestones were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of March 31, 2021. As part of the Company’s evaluation of the constraint, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors include: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for a long period of time. All other future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

During the three months ended March 31, 2021, the Company recognized $0.9 million of sale of COPIKTRA license and related assets revenue related to one regulatory milestone for $0.8 million achieved by Secura’s sublicensee and $0.1 million related to future royalties expected to be received pursuant to the Secura APA. The Company also recognized $0.2 million in transition services revenue within the statements of operations and comprehensive loss.

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

14. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2021 and 2020, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2021 and 2020, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

15. Commitments and contingencies

The Company has no other commitments other than minimum lease payments as disclosed in Note 8. Leases.

16. Restructurings

On February 27, 2020, following analysis of the Company’s strategy, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 31 positions across the Company and other cost-saving measures (the February 2020 Restructuring). The February 2020 Restructuring was designed to streamline operations, speed execution of the Company’s clinical development of defactinib and VS-6766, and reflect a focused, account-based approach in the field. During the three months ended March 31, 2020, the Company recorded an aggregate expense of $1.8 million, which is reflected in the condensed consolidated statements of operations and comprehensive loss as selling general, and administrative expense and research and development expense for $1.3 million and $0.5 million, respectively, for one-time termination benefits for employee severance, benefits, and related costs.

In August 2020, in connection with the duvelisib sale to Secura pursuant to the Secura APA, the Company committed to a strategic restructuring (the August 2020 Restructuring). The restructuring included a workforce reduction of approximately 41 positions primarily in the Company’s commercial operations department.

The following table summarizes the accrued liabilities activity recorded in connection with the restructurings for the three months ended March 31, 2021 (in thousands):

Employee severance, benefits and related costs	Amounts accrued at December 31, 2020	Charges	Amount Paid	Adjustments	Amounts accrued at March 31, 2021
August 2020 Restructuring	1,027	—	(907)	—	120
Total	$1,027	$—	$(907)	$—	$120

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020. Please also refer to the sections under headings “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

OVERVIEW

We are a development-stage biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with cancer. Our pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

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

VS-6766 has been shown to inhibit signaling and proliferation of tumor cell lines with a variety of KRAS, HRAS, or BRAF mutations. VS-6766 has also been shown to synergize with G12C inhibitors in KRAS mutant non-small cell lung cancer (NSCLC) and colorectal cancer (CRC) in preclinical models and enhances the anti-tumor effects of anti-PD-1 in KRAS mutant NSCLC mouse models. VS-6766 has shown compelling synergy with defactinib in preclinical trials.

Defactinib, is a targeted inhibitor of FAK. FAK is a non-receptor tyrosine kinase encoded by the protein tyrosine kinase-2 (PTK-2) gene that is involved in cellular adhesion and, in cancer, metastatic capability. Defactinib targets malignant cells both directly and through modulation of the tumor microenvironment. Defactinib has received orphan drug designation in ovarian cancer in the United States, European Union, and Australia. Preclinical research by our scientists and collaborators at world-renowned research institutions has described the effect of FAK inhibition to enhance immune response by decreasing immuno-suppressive cells, increasing cytotoxic T cells, and reducing stromal density, which allows tumor-killing immune cells to enter the tumor. Defactinib is an oral small molecule inhibitor of FAK and proline-rich tyrosine kinase (PYK2) that is currently being evaluated as a potential combination therapy for various solid tumors.

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

We have met with regulatory authorities in third quarter of 2020, and have commenced registration-directed trials investigating VS-6766 as a monotherapy and in combination with defactinib in the fourth quarter of 2020. The registration-directed trials are called RAF and MEK Program (RAMP) 201 and 202 studies. RAMP 201 is an adaptive two-part multicenter, parallel cohort, randomized, open label trial to evaluate the efficacy and safety of VS-6766 alone and in combination with defactinib in patients with recurrent LGSOC. RAMP 202 study is a Phase 2, adaptive two-part multicenter, parallel cohort, randomized, open-label trial to evaluate the efficacy and safety of VS-6766 alone and in combination with defactinib in patients with KRAS mutant NSCLC, following treatment with a platinum-based regimen and immune checkpoint inhibitor

In addition, defactinib is currently being investigated in combination with immunotherapeutic and other agents through ISTs.

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

Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA and through our ownership period ending in September 2020. We have financed our operations to date primarily through public offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules Capital, Inc. (Hercules) in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, Yakult and CSPC, the upfront payment under the Secura APA, the issuance of the 2018 Notes in October 2018 and the proceeds in connection with the PIPE. With our U.S. commercial launch of COPIKTRA on September 24, 2018 through our ownership period ending in September 2020, we financed a portion of our operations through product revenue.

As of March 31, 2021, we had an accumulated deficit of $607.5 million. Our net loss was $15.0 million and $38.0 million for the three months ended March 31, 2021 and 2020, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as a result of the continued research and development of VS-6766, and defactinib. As of March 31, 2021, we had cash, cash equivalents, and investments of $127.1 million. We expect our existing cash resources will be sufficient to fund our planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

We expect to finance the future development costs of our clinical product portfolio with our existing cash, cash equivalents and investments, through future milestones and royalties received pursuant to the Secura APA or through strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of our equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.

COVID-19 pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. We have been carefully monitoring the COVID-19 pandemic and its impact on our operations. All employees who are able to work from home have been working from home since mid-March 2020. As countries have eased restrictions related to the pandemic, patient accruals within our clinical trials have increased. However, restrictions in many European countries remain, which continues to result in delays in startup activities related to our clinical trials operating in those jurisdictions. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2020, related to revenue recognition including product revenue, net and licenses and sale of intellectual property, accrued research and development expenses, stock-based compensation, intangible assets, and leases. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2021 and 2020

	Three months ended March 31,
	2021	2020	Change	% Change
Revenue:
Product revenue, net	$—	$5,034	$(5,034)	(100)%
License and collaboration revenue	—	22	(22)	(100)%
Sale of COPIKTRA license and related assets	850	—	850	100%
Transition services revenue	156	—	156	100%
Total revenue	1,006	5,056	(4,050)	(80)%
Operating expenses:
Cost of sales - product	—	495	(495)	(100)%
Cost of sales - intangible amortization	—	392	(392)	(100)%
Research and development	8,896	10,924	(2,028)	(19)%
Selling, general and administrative	6,218	19,604	(13,386)	(68)%
Total operating expenses	15,114	31,415	(16,301)	(52)%
Loss from operations	(14,108)	(26,359)	12,251	(46)%
Other expense	—	(1,313)	1,313	(100)%
Interest income	52	356	(304)	(85)%
Interest expense	(975)	(10,674)	9,699	(91)%
Net loss	$(15,031)	$(37,990)	$22,959	(60)%

Product revenue, net. Product revenue, net for the three months ended March 31, 2021 (2021 Quarter) was $0.0 million compared to $5.0 million for the three months ended March 31, 2020 (2020 Quarter). Product revenue, net consisted of net product sales of COPIKTRA in the United States. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, we have sold our COPIKTRA license and as of September 30, 2020, we no longer sell COPIKTRA in the United States.

License and collaboration revenue. License and collaboration revenue for the 2021 Quarter was $0.0 million compared to less than $0.1 million for the 2020 Quarter. 2020 Quarter license and collaboration revenue was comprised of duvelisib shipments to CSPC Pharmaceutical Group Limited.

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the 2021 Quarter of $0.9 million was comprised of $0.8 million for a regulatory milestone achieved by Sanofi, a sub-licensee of Secura and $0.1 million for royalties we expect to receive pursuant to the Secura APA from COPIKTRA sales by Secura’s sublicensees that are not constrained.

Transition services revenue. Transition services revenue for the 2021 Quarter of $0.2 million consisted of us providing certain support functions pursuant to the Secura transition service agreement, which was entered into in connection with the Secura APA. The services were provided at a mutually agreed upon rate. There was no transition services revenue in the 2020 Quarter.

Costs of sales - product. Costs of sales - product for the 2021 Quarter was $0.0 million compared to $0.5 million for the 2020 Quarter. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, we have sold our COPIKTRA license and as of September 30, 2020, we no longer sell COPIKTRA in the United States. Therefore, there was no cost of sales-product in the 2021 Quarter.

Cost of sales – intangible amortization. Cost of sales – intangible amortization for the 2021 Quarter was $0.0 million compared to $0.4 million for the 2020 Quarter. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, as of September 30, 2020, we have sold our COPIKTRA license, to which our intangible asset related.

Research and development expense. Research and development expense for the 2021 Quarter was $8.9 million compared to $10.9 million for the 2020 Quarter. The $2.0 million decrease was primarily driven by a decrease of $3.0 million in license fees related to a non-refundable payment of $3.0 million made to Chugai in the 2020 Quarter for the VS-6766 license described further below under the heading License and collaboration agreements and a $0.7 million decrease in contract research organization (CRO) costs. The decrease is partially offset by an increase of $0.8 million in drug substance and drug product costs for VS-6766 and defactinib, increase of $0.6 million in investigator sponsored trial (IST) expenses, and an increase of $0.3 million in pre-clinical expenses. In future periods, we continue to expect expenses for VS-6766 and defactinib to increase as we have commenced our registration directed trials.

Selling, general and administrative expense. Selling, general and administrative expense for the 2021 Quarter was $6.2 million compared to $19.6 million for the 2020 Quarter. The decrease of $13.4 million from the 2020 Quarter to the 2021 Quarter primarily resulted from a decrease of $7.4 million in personnel related costs, including non-cash stock-based compensation, as a result of reduced headcount, $5.0 million in consulting and professional fees, primarily related to the support of commercial activities in 2020 Quarter, $0.5 million in reduced commercial activities costs and $0.5 million in reduced travel and other costs.

Other expense. Other expense for the 2020 Quarter of $1.3 million was for the mark-to-market adjustment related to the bifurcated make-whole interest provision derivative liability related to our 5.00% Convertible Senior Second Lien Notes due 2048 (the 2019 Notes). All 2019 Notes have converted to common stock as of March 31, 2020 and the derivative liability will no longer be remeasured. There was no other expense in the 2021 Quarter.

Interest income. Interest income for the 2021 Quarter was $0.1 million compared to $0.4 million for the 2020 Quarter. The decrease of $0.3 million was primarily due to lower interest rates on investments.

Interest expense. Interest expense for the 2021 Quarter was $1.0 million compared to $10.7 million for the 2020 Quarter. The decrease of $9.7 million was primarily due to non-cash interest expense recorded upon conversion of the 2019 Notes into common stock and decreased interest as a result of repayment of our term loan facility in 2020.

Restructuring. On February 27, 2020, we committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 31 positions and other cost-saving measures (the “February 2020 Restructuring”). During the 2020 Quarter, we recorded an aggregate expense of $1.8 million, which is reflected in the condensed consolidated statements of operation and comprehensive loss as selling general, and administrative expense and research and development expense for $1.3 million and $0.5 million, respectively, for one-time termination benefits for employee severance, benefits, and related costs. There were no restructuring charges in the 2021 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public and private offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, Yakult, and CSPC, the upfront payment under the Secura APA, the issuance of 2018 Notes in October 2018, and the proceeds in connection with the PIPE. With the commercial launch of COPIKTRA in the United States in September 2018 through our ownership period ending in September 2020, we had recently begun financing a portion of our operations through product revenue. As of September 30, 2020, we have sold our COPIKTRA license and no longer sell COPIKTRA in the United States. We expect to finance a portion of our business through future milestones and royalties received pursuant to the Secura APA.

As of March 31, 2021, we had $127.1 million in cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (SEC) on March 18, 2021 and in any subsequent filings with the SEC.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2021 Quarter and the 2020 Quarter (in thousands):

	Three months ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(19,318)	$(34,003)
Investing activities	(12,372)	32,050
Financing activities	(578)	93,421
(Decrease) increase in cash, cash equivalents and restricted cash	$(32,268)	$91,468

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges was $12.3 million and $26.0 million for the 2020 Quarter and 2021 Quarter, respectively. Our cash outflow from operating activities due to changes in operating assets and liabilities was $7.0 million and $8.0 million for the 2021 Quarter and 2020 Quarter, respectively. The $14.7 million decrease in cash used in operating activities for the 2021 Quarter compared to the 2020 Quarter was primarily due to decreased net loss, and a net decrease in components of working capital.

Investing activities. The cash used by investing activities for the 2021 Quarter primarily relates to the net purchases of investments of $12.2 million and purchases of fixed assets of $0.2 million. The cash provided by investing activities for the 2020 Quarter primarily reflects the net maturities of investments of $32.1 million.

Financing activities. The cash used by financing activities for the 2021 Quarter primarily represents $0.9 million in payments for settlement of restricted stock for tax withholdings, partially offset by $0.3 million of proceeds received related to exercise of stock options and employee stock purchase plan. The cash provided by financing activities for the 2020 Quarter primarily represents $93.9 in net proceeds from sales of our common stock under the Purchase Agreement described below, and $1.2 million of proceeds received related to exercise of stock options and employee stock purchase plan. This is partially offset by $1.8 million of interest-make whole payments on the 2019 Notes.

On February 27, 2020, we entered into a Securities Purchase Agreement (Purchase Agreement) with certain institutional investors in which we agreed to sell 46,511,628 shares of common stock at a purchase price of $2.15 per share, which represents 12.6% premium to the last reported sale price of our common stock of $1.91 per share on February 27, 2020. On March 3, 2020, the transaction closed. The aggregate proceeds net of underwriting discounts and offering costs, were approximately $93.8 million.

In March 2017, we established an at-the-market equity offering program (ATM) pursuant to which we were able to offer and sell up to $35.0 million of our common stock at then current market prices from time to time through Cantor Fitzgerald & Co. (Cantor) as sales agent. In August 2017, we amended our sales agreement with Cantor to increase the maximum aggregate offering price of shares of common stock that can be sold under the at-the-market equity offering program to $75.0 million.

During the 2021 Quarter, we sold 0 shares under the ATM. Through March 31, 2021, we have sold a total of 18,287,913 shares under this program for net proceeds of approximately $59.6 million (after deducting commissions and other offering expenses). As of March 31, 2021, we can issue an aggregate amount of $14.1 million of common stock under this program.

On October 17, 2018, we closed a registered direct public offering of $150.0 million aggregate principal amount of our 2018 issued 5.00% Convertible Senior Notes due 2048 (the 2018 Notes), for net proceeds of approximately $145.3 million. The 2018 Notes are governed by the terms of a base indenture for senior debt securities (the Base Indenture), as supplemented by the first supplemental indenture thereto (the Supplemental Indenture and together with the Base Indenture, the 2018 Indenture), each dated October 17, 2018, by and between us and Wilmington Trust, National Association, as trustee. The 2018 Notes are senior unsecured obligations of us and bear interest at a rate of 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2019. The 2018 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms.

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

As of March 31, 2021 and December 31, 2020, there was $0.3 million and $28.0 million aggregate principal amount outstanding of 2018 Notes and 2020 Notes, respectively, for a total of $28.3 million aggregate principal amount outstanding.

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

Pursuant to the terms of the Secura APA, Secura has paid us an up-front payment of $70.0 million and has agreed to pay us (i) regulatory milestone payments up to $45.0 million, consisting of a payment of $35.0 million upon receipt of regulatory approval of COPIKTRA in the United States for the treatment of peripheral T-cell lymphoma and a payment of $10.0 million upon receipt of the first regulatory approval for the commercial sale of COPIKTRA in the European Union for the treatment of peripheral T-cell lymphoma, (ii) sales milestone payments of up to $50.0 million, consisting of $10.0 million when total worldwide net sales of COPIKTRA exceed $100.0 million, $15.0 million when total worldwide net sales of COPIKTRA exceed $200.0 million and $25.0 million when total worldwide net sales of COPIKTRA exceed $300.0 million, (iii) low double-digit royalties on the annual aggregate net sales above $100.0 million in the United States, European Union, and the United Kingdom of Great Britain and Northern Ireland and (iv) 50% of all royalty, milestone and sublicense revenue payments payable to Secura under our existing license agreements with Sanofi, Yakult, and CSPC, and 50% of all royalty and milestone payments payable to Secura under any license or sublicense agreement entered into by Secura in certain jurisdictions.

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

During the 2021 Quarter, we recognized $0.9 million of sale of COPIKTRA license and related assets revenue related to one regulatory milestone achieved by Secura’s sublicensee, Sanofi, of which we recognized $0.8 million and $0.1 million related to future royalties expected to be received pursuant to the Secura APA. We also recognized $0.2 million in transition services revenue.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2020. There have not been any material changes from the contractual obligations and commitments previously disclosed in such report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $127.1 million as of March 31, 2021 consisting of cash, U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2021, an immaterial amount of our total liabilities were denominated in currencies other than the functional currency.

The 2018 Notes and 2020 Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because the interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Business and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and our Chief Business and Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 18, 2021. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

EXHIBIT INDEX

c
31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on May 11, 2021.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Current Report on form 10-Q, formatted in Inline XBRL

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: May 11, 2021	By:	/s/ BRIAN M. STUGLIK

Brian M. Stuglik
Chief Executive Officer
(Principal executive officer)

Date: May 11, 2021	By:	/s/ ROBERT GAGNON

Robert Gagnon
Chief Business and Financial Officer
(Principal financial and accounting officer)