Form 10-Q
period 2021-06-30
Verastem, Inc.
filed 2021-08-02
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR
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

As of July 30, 2021 there were 180,758,269 shares of Common Stock outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the uncertainties inherent in research and development of VS-6766 and defactinib, such as negative or unexpected results of clinical trials; whether and when any applications for VS-6766 and defactinib may be filed with regulatory authorities in any other jurisdictions; whether and when regulatory authorities in any other jurisdictions may approve any such other applications that may be filed for VS-6766 and defactinib, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted and, if approved, whether VS-6766 or defactinib will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for VS-6766 and defactinib; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of VS-6766 and defactinib; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that VS-6766 or defactinib will cause unexpected safety events, experience manufacturing or supply interruptions or failures, or result in unmanageable safety profiles as compared to their levels of efficacy; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for VS-6766 or defactinib; that we will be unable to in-license additional compounds or successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we may not realize the operational efficiencies and cost savings from restructuring, that we or Chugai Pharmaceutical, Co. Ltd., will fail to fully perform under the license agreement; that our target market for our products might be smaller than we are presently estimating; that we or Secura Bio, Inc. will fail to fully perform under the asset purchase agreement; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients; and that the duration and impact of COVID-19 may affect, precipitate or exacerbate one or more of the foregoing risks and uncertainties. Other risks and uncertainties include those identified in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with Securities and Exchange Commission (SEC) on March 18, 2021, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$24,972	$67,782
Short-term investments	83,163	73,444
Accounts receivable, net	476	239
Prepaid expenses and other current assets	6,149	3,473
Total current assets	114,760	144,938
Property and equipment, net	270	416
Right-of-use asset, net	2,524	2,726
Restricted cash	241	241
Long-term investments	5,992	5,995
Other assets	103	33
Total assets	$123,890	$154,349
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,395	$1,875
Accrued expenses	10,739	14,660
Lease liability, short-term	610	558
Total current liabilities	12,744	17,093
Non-current liabilities:
Convertible senior notes	20,326	19,051
Lease liability, long-term	2,615	2,931
Total liabilities	35,685	39,075
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 172,077 and 170,456 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	17	17
Additional paid-in capital	712,593	707,715
Accumulated other comprehensive income	39	53
Accumulated deficit	(624,444)	(592,511)
Total stockholders’ equity	88,205	115,274
Total liabilities and stockholders’ equity	$123,890	$154,349

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$—	$4,235	$—	$9,269
License and collaboration revenue	—	72	—	94
Sale of COPIKTRA license and related assets	52	—	902	—
Transition services revenue	448	—	604	—
Total revenue	500	4,307	1,506	9,363
Operating expenses:
Cost of sales - product	—	392	—	887
Cost of sales - intangible amortization	—	393	—	785
Research and development	9,730	9,344	18,626	20,268
Selling, general and administrative	6,714	15,442	12,932	35,046
Total operating expenses	16,444	25,571	31,558	56,986
Loss from operations	(15,944)	(21,264)	(30,052)	(47,623)
Other expense	—	—	—	(1,313)
Interest income	49	122	101	478
Interest expense	(1,007)	(1,868)	(1,982)	(12,542)
Net loss	$(16,902)	$(23,010)	$(31,933)	$(61,000)
Net loss per share—basic and diluted	$(0.10)	$(0.14)	$(0.19)	$(0.45)

Weighted average common shares outstanding used in computing net loss per share - basic and diluted	171,985	165,395	171,811	136,775

Net loss	$(16,902)	$(23,010)	$(31,933)	$(61,000)
Unrealized gain (loss) on available-for-sale securities	5	(9)	(14)	(14)
Comprehensive loss	$(16,897)	$(23,019)	$(31,947)	$(61,014)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2020	170,456,179	$17	$707,715	$53	$(592,511)	$115,274
Net loss	—	—	—	—	(15,031)	(15,031)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(19)	—	(19)
Issuance of common stock resulting from exercise of stock options	173,890	—	381	—	—	381
Issuance of common stock resulting from vesting of restricted stock units	1,047,271	—	(52)	—	—	(52)
Stock-based compensation expense	—	—	1,980	—	—	1,980
Issuance of common stock under Employee Stock Purchase Plan	53,372	—	76	—	—	76
Balance at March 31, 2021	171,730,712	$17	$710,100	$34	$(607,542)	$102,609
Net loss	—	—	—	—	(16,902)	(16,902)
Unrealized gain on available-for-sale marketable securities	—	—	—	5	—	5
Issuance of common stock resulting from exercise of stock options	330,758	—	361	—	—	361
Issuance of common stock resulting from vesting of restricted stock units	15,896	—	(38)	—	—	(38)
Stock-based compensation expense	—	—	2,170	—	—	2,170
Balance at June 30, 2021	172,077,366	$17	$712,593	$39	$(624,444)	$88,205

Balance at December 31, 2019	80,117,531	$8	$531,937	$14	$(524,785)	$7,174
Net loss	—	—	—	—	(37,990)	(37,990)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(5)	—	(5)
Issuance of common stock resulting from exercise of stock options	645,628	—	983	—	—	983
Issuance of common stock resulting from vesting of restricted stock units	58,166	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	1,370	—	—	1,370
Issuance of common stock resulting from private investment in public equity offering, net of issuance costs of $6,171	46,511,628	5	93,824	—	—	93,829
Issuance of common stock under Employee Stock Purchase Plan	227,141	—	259	—	—	259
Conversion of 2019 Notes into common stock	34,796,350	3	57,411	—	—	57,414
Balance at March 31, 2020	162,356,444	$16	$685,733	$9	$(562,775)	$122,983
Net loss	—	—	—	—	(23,010)	(23,010)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(9)	—	(9)
Issuance of common stock resulting from exercise of stock options	179,266	—	551	—	—	551
Issuance of common stock resulting from vesting of restricted stock units	32,650	—	(31)	—	—	(31)
Stock-based compensation expense	—	—	1,659	—	—	1,659
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $55	6,769,559	1	12,229	—	—	12,230
Balance at June 30, 2020	169,337,919	$17	$700,141	$—	$(585,785)	$114,373

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2021	2020
Operating activities
Net loss	$(31,933)	$(61,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146	189
Amortization of acquired intangible asset	—	785
Amortization of right-of-use asset and lease liability	(62)	(8)
Stock-based compensation expense	4,150	3,029
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	1,328	9,259
Change in fair value of interest make whole provision for 2019 Notes	—	1,313
Changes in operating assets and liabilities:
Accounts receivable, net	(237)	1,024
Inventory	—	(3,220)
Prepaid expenses, other current assets and other assets	(2,746)	(2,819)
Accounts payable	(284)	(7,414)
Accrued expenses and other liabilities	(3,104)	2,312
Net cash used in operating activities	(32,742)	(56,550)
Investing activities
Purchases of property and equipment	(196)	(27)
Purchases of investments	(53,258)	—
Maturities of investments	43,475	32,050
Net cash (used in) provided by investing activities	(9,979)	32,023
Financing activities
Proceeds from the exercise of stock options and employee stock purchase program	818	1,793
Interest make-whole payments on the 2019 Notes	—	(1,763)
Settlement of restricted stock for tax withholdings	(907)	—
Proceeds from the issuance of common stock, net	—	106,069
Net cash (used in) provided by financing activities	(89)	106,099
(Decrease) increase in cash, cash equivalents and restricted cash	(42,810)	81,572
Cash, cash equivalents and restricted cash at beginning of period	68,023	79,262
Cash, cash equivalents and restricted cash at end of period	$25,213	$160,834
Supplemental disclosure of non-cash investing and financing activities
Common stock issuance costs included in accounts payable and accrued expenses	$15	$25
Conversion of 2019 Notes into common stock	$—	$57,414
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$6
Settlement of restricted stock units for tax withholdings included in accrued expenses	$18	$82

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the Company) is a biopharmaceutical company committed to advancing new medicines for patients battling cancer. The Company’s pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

The Company’s most advanced product candidates, VS-6766 and defactinib, are being investigated in both preclinical and clinical studies for treatment of various solid tumors, including low-grade serous ovarian cancer, non-small cell lung cancer, colorectal cancer, pancreatic cancer, uveal melanoma, and endometrial cancer. The Company believes that VS-6766 may be beneficial as therapeutics as a single agent or these compounds may be beneficial as therapeutics when used together in combination with other agents, other pathway inhibitors, or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

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

The Company has historical losses from operations and anticipates that it will continue to incur losses as it continues the research and development of its product candidates. As of June 30, 2021 the Company had cash, cash equivalents, and investments of $114.1 million, and accumulated deficit of $624.4 million. The Company expects its existing cash resources will be sufficient to fund its planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (SEC) on March 18, 2021.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. During the six months ended June 30, 2021, the Company did not adopt any additional significant accounting policies except as outlined within “Recently Adopted Accounting Standards Updates” section immediately below.

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

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of June 30, 2021 the Company’s cash, cash equivalents and investments were deposited at three financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of June 30, 2021 there was one customer, Secura, that made up more than 60% of the Company’s accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any accounts receivable balances are assured.

For the three and six months ended June 30, 2021, there was one customer, Secura, who individually accounted for all of the Company’s revenue. Refer to Note 13. License, collaboration, and commercial agreements for a detailed discussion of the Secura APA.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$24,972	$67,782
Restricted cash	241	241
Total cash, cash equivalents and restricted cash	$25,213	$68,023

Amounts included in restricted cash as of June 30, 2021 and December 31, 2020 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of approximately $0.2 million. The letters of credit are included in non-current restricted cash on the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

a

	June 30, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$23,029	$19,029	$4,000	$—
Short-term investments	83,163	—	83,163	—
Long-term investments	5,992	—	5,992	—
Total financial assets	$112,184	$19,029	$93,155	$—

	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$65,610	$60,611	$4,999	$—
Short-term investments	73,444	—	73,444	—
Long-term investments	5,995	—	5,995	—
Total financial assets	$145,049	$60,611	$84,438	$—

The Company’s cash equivalents and short-term investments consist of U.S. Government money market funds, corporate bonds, agency bonds and commercial paper of publicly traded companies. The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2021 and December 31, 2020.

Fair Value of Financial Instruments

The fair value of the Company’s 2018 issued 5.00% Convertible Senior Notes due 2048 (the 2018 Notes) and 2020 issued 5.00% Convertible Senior Notes due 2048 (the 2020 Notes, together with the 2018 Notes referred to as the Notes) was approximately $0.3 million and $36.8 million, respectively, as of June 30, 2021, which differs from the aggregate carrying value of the Notes of $20.3 million as of June 30, 2021. The fair value of the 2018 Notes and 2020 Notes was approximately $0.3 million and $30.0 million, respectively, as of December 31, 2020, which differs from the aggregate carrying value of the Notes of $19.1 million as of December 31, 2020. The fair value of the Notes is influenced by the Company’s stock price, stock price volatility, and current market yields and was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$21,213	$—	$—	$21,213
Corporate bonds, agency bonds and commercial paper (due within 90 days)	3,999	1	—	4,000
Total cash, cash equivalents & restricted cash:	$25,212	$1	$—	$25,213
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$83,118	$47	$(2)	$83,163
Corporate bonds, agency bonds and commercial paper (due between 1 and 5 years)	5,999	—	(7)	5,992
Total investments	$89,117	$47	$(9)	$89,155
Total cash, cash equivalents, restricted cash and investments	$114,329	$48	$(9)	$114,368

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$63,024	$—	$—	$63,024
Corporate bonds, agency bonds and commercial paper (due within 90 days)	4,998	$1	$—	$4,999
Total cash, cash equivalents & restricted cash:	$68,022	$1	$—	$68,023
Investments:
Corporate bonds and commercial paper (due within 1 year)	$73,389	$55	$—	$73,444
Corporate bonds and commercial paper (due between 1 and 5 years)	5,998	—	(3)	5,995
Total investments	$79,387	$55	$(3)	$79,439
Total cash, cash equivalents, restricted cash and investments	$147,409	$56	$(3)	$147,462

There were no realized gains or losses on investments for the three and six months ended June 30, 2021 or 2020. There were two investments and one investment in an unrealized loss position as of June 30, 2021 and December 31, 2020, respectively. None of these investments had been in an unrealized loss position for more than 12 months. The fair value of these securities as of June 30, 2021 and December 31, 2020 was $11.0 million and $6.0 million, respectively, and the aggregate unrealized loss was immaterial. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2021 and December 31, 2020, respectively.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Research and development expenses	$5,880	$5,176
Compensation and related benefits	2,274	5,930
Professional fees	707	615
Consulting fees	551	1,091
Interest	236	236
Commercialization costs	28	330
Other	1,063	1,282
Total accrued expenses	$10,739	$14,660

7. Product revenue reserves and allowances

From September 24, 2018 (the date of the Company’s U.S. commercial launch of COPIKTRA) through September 30, 2020 (the date the Company sold COPIKTRA to Secura), the Company’s sole source of product revenue was from the gross sales of COPIKTRA in the United States less provisions for product sales allowances and accruals. The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2021 (in thousands):

	Trade	Government
	discounts	rebates and
	and	other
	allowances	incentives	Returns	Total
Balance at December 31, 2020	$23	$67	$31	$121
Provision related to sales in the current year	—	—	—	—
Adjustments related to prior period sales	—	—	—	—
Credits and payments made	(23)	(67)	(31)	(121)
Ending balance at June 30, 2021	$—	$—	$—	$—

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

As of June 30, 2021, a right-of-use asset of $2.5 million and lease liability of $3.2 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Lease Expense
Operating lease expense	$221	$221	$442	$442
Total Lease Expense	$221	$221	$442	$442
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$252	$247	$504	$451

June 30, 2021
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	4.0
Weighted average discount rate	14.6%
Maturity Analysis
2021	514
2022	1,039
2023	1,060
2024	1,081
2025	546
Total	$4,240
Less: Present value discount	(1,015)
Lease Liability	$3,225

9. Convertible Senior Notes

2018 Notes

On October 17, 2018, the Company closed a registered direct public offering of $150.0 million aggregate principal amount of the Company’s 5.00% Convertible Senior Notes due 2048 (the 2018 Notes). The 2018 Notes are governed by the terms of a base indenture for senior debt securities (the 2018 Base Indenture), as supplemented by the first supplemental indenture thereto (the 2018 Notes Supplemental Indenture and together with the 2018 Base Indenture, the 2018 Indenture), each dated October 17, 2018, by and between the Company and Wilmington Trust, National Association, as trustee. The 2018 Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2019. The 2018 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms.

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

The Company assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon the Company’s stockholders approving an increase in the number of authorized shares of Common Stock in December 2018. The Company determined that all other features of the 2018 Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.  There have been no changes to the Company’s original assessment through June 30, 2021.

2019 Notes

On November 14, 2019 and December 23, 2019, the Company entered into privately negotiated agreements to exchange approximately $114.3 million and $7.4 million, respectively, aggregate principal amount of the 2018 Notes for (i) approximately $62.9 million and $4.0 million, respectively, aggregate principal amount of 5.00% Convertible Senior Second Lien Notes due 2048 (the 2019 Notes), (ii) an aggregate of approximately $11.4 million and $0.7 million in 2018 Notes principal repayment and (iii) accrued interest on the 2018 Notes through November 14, 2019 and December 23, 2019, respectively.  The 2019 Notes were governed by the terms of an indenture (the 2019 Indenture). The 2019 Notes were senior secured obligations of the Company and bear interest at 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 2019 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with the terms thereof. During the first quarter of 2020, 2019 Note holders converted $57.4 million aggregate principal of 2019 Notes in exchange for 34,796,350 shares of common stock and $1.8 million of cash for the 2019 Note Interest Make-Whole Provision. The Company recorded approximately $1.3 million in the first quarter of 2020 as other expense for the change in fair value of the 2019 Notes Interest Make-Whole Provision in the condensed consolidated statements of operations and comprehensive loss. The Company determined that all other features of the 2019 Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements. As of March 31, 2020, all 2019 Notes have converted into shares of common stock.

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

The Company had the right, exercisable at the Company’s option, to cause all 2019 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2019 Indenture) per share of the Company’s common stock equaled or exceeded 121% of the conversion price on each of at least 20 VWAP Trading Days, whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date the Company first issued the 2019 Notes. (Company’s 2019 Notes Mandatory Conversion Option).

Upon conversion, converting noteholders were entitled to receive accrued interest on their converted 2019 Notes. In addition, if the 2019 Notes were converted with a conversion date that is on or prior to November 1, 2020, other than in connection with the Company’s exercise of the Company’s 2019 Notes Mandatory Conversion Option then the consideration due upon any such conversion will also include a cash interest make-whole payment for all future scheduled interest payments on the converted 2019 Notes through November 1, 2020 (2019 Notes Interest Make-Whole Provision).

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

During the first quarter of 2020, 2019 Note holders converted $57.4 million aggregate principal of 2019 Notes in exchange for 34,796,350 shares of common stock and $1.8 million of cash for the 2019 Note Interest Make-Whole Provision. The Company recorded $1.3 million for the six months ended June 30, 2020 as other expense for the change in fair value of the 2019 Notes Interest Make-Whole Provision in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2020, all 2019 Notes have converted into shares of common stock.

2020 Notes

On November 6, 2020, the Company entered into a privately negotiated agreement with an investor who is a holder of the Company’s 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 5.00% Convertible Senior Notes due 2048 (the 2020 Notes). The issuance of the 2020 Notes closed on November 13, 2020. The 2020 Notes are governed pursuant to the Base Indenture between the Company and Wilmington Trust, National Association, as trustee and collateral agent, dated as of October 17, 2018 as supplemented by the second supplemental indenture thereto, dated as of November 13, 2020, (the 2020 Notes Supplemental Indenture and together with the Base Indenture, the 2020 Indenture).

The Company will have the right, exercisable at its option, to cause all 2020 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2020 Indenture) per share of the Company’s common stock equals or exceeds 123.08% of the conversion price on each of at least 20 “VWAP Trading Days” (as defined in the 2020 Indenture), whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date the Company first issued the 2020 Notes (2020 Notes Mandatory Conversion Option).

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

The Company determined that all features of the 2020 Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through June 30, 2021. Refer to Note 17. Subsequent events for further discussion on the 2020 Notes.

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

During the six months ended June 30, 2020, the Company sold 6,769,559 shares under this program for net proceeds of approximately $12.2 million (after deducting commissions and other offering expenses). The Company did not make any sales under this program during the three and six months ended June 30, 2021. Through June 30, 2021, the Company has sold a total of 18,287,913 shares under this program for net proceeds of approximately $59.6 million (after deducting commissions and other offering expenses).

11. Stock-based compensation

Stock options

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2021 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2020	12,690,745	$3.90	6.5	$3,390
Granted	1,098,371	2.75
Exercised	(487,516)	1.52
Forfeited/cancelled	(808,975)	3.75
Outstanding at June 30, 2021	12,492,625	$3.90	6.2	$18,886
Vested at June 30, 2021	8,181,296	$4.58	5.0	$11,731

The fair value of each stock option granted during the six months ended June 30, 2021 and 2020 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	June 30,
	2021	2020
Risk-free interest rate	0.66%	0.40%
Volatility	95%	97%
Dividend yield	—	—
Expected term (years)	5.8	5.6

Restricted stock units (RSUs)

A summary of the Company’s RSU activity and related information for the six months ended June 30, 2021 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2020	2,649,317	$1.73
Granted	635,090	$2.72
Vested	(107,390)	$2.16
Forfeited/cancelled	(243,562)	$2.10
Outstanding at June 30, 2021	2,933,455	$1.90

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

	Six months ended June 30,
	2021	2020
Risk-free interest rate	0.09%	1.57%
Volatility	65%	78%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the six months ended June 30, 2021 and 2020, the Company has recognized less than $0.1 million and $0.1 million, respectively, of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the six months ended June 30, 2021 the Company issued 53,372 shares of common stock for proceeds of $0.1 million under the Amended and Restated 2018 ESPP.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Outstanding stock options	12,492,625	13,400,155	12,492,625	13,400,155
Outstanding restricted stock units	2,933,455	1,476,148	2,933,455	1,476,148
2018 Notes	41,873	3,950,032	41,873	3,950,032
2020 Notes	8,615,384	—	8,615,384	—
Employee stock purchase plan	56,688	131,052	56,688	131,052
Total potentially dilutive securities	24,140,025	18,957,387	24,140,025	18,957,387

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

The Company determined $0.1 million of future potential royalties the Company expects to receive pursuant to the Secura APA were not constrained as of June 30, 2021. When estimating the amount of royalties to be received that was not constrained, the Company used the expected value method as there are a range of possible outcomes. When estimating royalties to be received, the Company used a combination of internal projections and forecasts and data from external sources. The Company determined that all other future potential royalties were constrained under the guidance as of June 30, 2021. As part of the Company’s evaluation of the constraint on future royalties, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in royalty payments. Those factors include: the likelihood and magnitude of revenue reversals related to future royalties, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence, the amount of time to resolve the uncertainty, and lack of significant history of selling COPIKTRA outside of the United States.

As the consideration for future royalties is conditional, the Company recorded a corresponding contract asset for the expected royalties. Portions of the contract asset will be reclassified to accounts receivable when the right to consideration becomes unconditional. As of June 30, 2021, the $0.1 million contract asset has been recorded within prepaid and other current assets on the condensed consolidated balance sheet.

The following table presents changes in the Company’s contract asset for the six months ended June 30, 2021 (in thousands):

Contract Asset:	Balance at December 31, 2020	Additions	Reclassification to receivable	Balance at June 30, 2021
Contract asset - Secura	—	152	(22)	130
Total	$—	$152	$(22)	$130

During the first quarter of 2021, one regulatory milestone was achieved by Secura’s sublicensee, Sanofi, of which 50% of the milestone or $0.8 million is due to the Company pursuant to the Secura APA. The Company determined all other future potential milestones were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of June 30, 2021. As part of the Company’s evaluation of the constraint, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors include: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for a long period of time. All other future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

During the three and six months ended June 30, 2021, the Company recognized $0.1 million and $0.9 million, respectively of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive loss. The sale of COPIKTRA license and related asset revenue for the three months ended June 30, 2021, primarily related $0.1 million related to future royalties expected to be received pursuant to the Secura APA. The sale of COPIKTRA license and related assets revenue for the six months ended June 30, 2021 primarily related to one regulatory milestone for $0.8 million achieved by Secura’s sublicensee and $0.1 million related to future royalties expected to be received pursuant to the Secura APA. During the three and six months ended June 30, 2021, the Company also recognized $0.4 million and $0.6 million, respectively, in transition services revenue within the statements of operations and comprehensive loss.

Chugai Pharmaceutical Co., Ltd. (Chugai)

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

The Company evaluated the license agreement with Chugai under ASC Topic 805, Business Combinations (ASC 805) and concluded that as the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. The Company recorded the up-front payment of $3.0 million as research and development expense within the condensed consolidated statement of operations during the first quarter of 2020.

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

14. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2021 and 2020, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2021 and 2020, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

15. Commitments and contingencies

The Company has no other commitments other than minimum lease payments as disclosed in Note 8. Leases.

16. Restructurings

On February 27, 2020, following analysis of the Company’s strategy, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 31 positions across the Company and other cost-saving measures (the February 2020 Restructuring). The February 2020 Restructuring was designed to streamline operations, speed execution of the Company’s clinical development of defactinib and VS-6766, and reflect a focused, account-based approach in the field. During the three and six months ended June 30, 2020, the Company recorded an aggregate expense of $0.0 million and $1.8 million, respectively, which is reflected in the condensed consolidated statements of operations and comprehensive loss as selling general, and administrative expense for $0.0 million and $1.4 million, respectively, and research and development expense of $0.0 million and $0.4 million, respectively, for one-time termination benefits for employee severance, benefits, and related costs for the February 2020 Restructuring.

In August 2020, in connection with the duvelisib sale to Secura pursuant to the Secura APA, the Company committed to a strategic restructuring (the August 2020 Restructuring). The restructuring included a workforce reduction of approximately 41 positions primarily in the Company’s commercial operations department.

The following table summarizes the accrued liabilities activity recorded in connection with the restructurings for the six months ended June 30, 2021 (in thousands):

Employee severance, benefits and related costs	Amounts accrued at December 31, 2020	Charges	Amount Paid	Adjustments	Amounts accrued at June 30, 2021
August 2020 Restructuring	1,027	—	(1,014)	—	13
Total	$1,027	$—	$(1,014)	$—	$13

17. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. The Company is not aware of any material subsequent events other than the following:

2020 Notes Conversion

On July 1, 2021, the Company exercised the Company’s 2020 Notes Mandatory Conversion Option for the aggregate principal amount of $28.0 million of the Company’s 2020 Notes. On July 16, 2021, the aggregate principal of $28.0 million of 2020 Notes has been converted into 8,615,384 shares of common stock. As a result, as of the date these condensed consolidated financial statements are issued there is $0.0 million aggregate principal amount outstanding of 2020 Notes.

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

OVERVIEW

We are a biopharmaceutical company committed to advancing new medicines for patients battling cancer. Our pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

Our most advanced product candidates, VS-6766 and defactinib, are being investigated in both preclinical and clinical studies for treatment of various solid tumors, including low-grade serous ovarian cancer (LGSOC), non-small cell lung cancer (NSCLC), colorectal cancer (CRC), pancreatic cancer, uveal melanoma, and endometrial cancer. We believe that VS-6766 may be beneficial as therapeutics as a single agent or these compounds may be beneficial as therapeutics when used together in combination with other agents, other pathway inhibitors, or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

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

Defactinib, is a targeted inhibitor of FAK. FAK is a non-receptor tyrosine kinase encoded by the protein tyrosine kinase-2 (PTK-2) gene that is involved in cellular adhesion and, in cancer, metastatic capability. Defactinib targets malignant cells both directly and through modulation of the tumor microenvironment. Defactinib has received orphan drug designation in ovarian cancer in the United States, European Union and Australia. Preclinical research by our scientists and collaborators at world-renowned research institutions has described the effect of FAK inhibition to enhance immune response by decreasing immuno-suppressive cells, increasing cytotoxic T cells, and reducing stromal density, which allows tumor-killing immune cells to enter the tumor. Defactinib is an oral small molecule inhibitor of FAK and proline-rich tyrosine kinase (PYK2) that is currently being evaluated as a potential combination therapy for various solid tumors.

The combination of VS-6766 and defactinib has received breakthrough designation from the U.S. Food & Drug Administration (FDA) for the treatment of all patients with recurrent LGSOC, regardless of KRAS status after one or more prior lines of therapy, including platinum-based chemotherapy

In an ongoing investigator-initiated Phase 1/2 study (the FRAME study), the combination of VS-6766 and defactinib is being evaluated in patients with recurrent LGSOC, KRAS mutant NSCLC and CRC. Updated data from this study presented at the 2nd Annual RAS-Targeted Drug Development Summit in September 2020 demonstrated a 56%

overall response rate (ORR) and long duration of therapy among patients with KRAS-G12 mutant LGSOC. In an updated December 2020 data read-out of the FRAME study LGSOC cohort (n=24), the ORR was 52% (11 of 21 response evaluable patients). Among the 21 response evaluable patients, the data demonstrated 70% ORR (7 of 10 response evaluable patients) in KRAS mutant LGSOC, 44% ORR (4 of 9 response evaluable patients) in KRAS wild type LGSOC and 0% ORR (0 of 2 response evaluable patients) in KRAS status undetermined LGSOC. Based on an observation of higher response rates seen in NSCLC patients with KRAS-G12V mutations in the study, we are also exploring the role of VS-6766 and defactinib in KRAS-G12V mutant NSCLC. The FRAME study was expanded in August 2020 to include new cohorts in pancreatic cancer, KRAS mutant endometrial cancer and KRAS-G12V mutant NSCLC.

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

In addition, defactinib is currently being investigated in combination with immunotherapeutic and other agents through investigator sponsored trials (IST).

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

Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA and through our ownership period ending in September 2020. We have financed our operations to date primarily through public offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules Capital, Inc. (Hercules) in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, CSPC Pharmaceutical Group Limited (CSPC), and Yakult Honsha Co., Ltd. (Yakult), the upfront payment under the Secura APA, the issuance of the 2018 Notes (defined herein) in October 2018 and the proceeds in connection with the private investment in public equity (PIPE). With our U.S. commercial launch of COPIKTRA on September 24, 2018 through our ownership period ending in September 2020, we financed a portion of our operations through product revenue.

As of June 30, 2021, we had an accumulated deficit of $624.4 million. Our net loss was $16.9 million, $31.9 million, $23.0 million and $61.0 million for the three and six months ended June 30, 2021 and 2020, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as a result of the continued research and development of VS-6766, and defactinib. As of June 30, 2021, we had cash, cash equivalents and investments of $114.1 million. We expect our existing cash resources will be sufficient to fund our planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

We expect to finance the future development costs of our clinical product portfolio with our existing cash, cash equivalents and investments, through future milestones and royalties received pursuant to the Secura APA or through strategic financing opportunities that could include, but are not limited to, collaboration agreements, future offerings of our equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.

COVID-19 pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. We have been carefully monitoring the COVID-19 pandemic and its impact on our operations. All employees who are able to work from home have been working from home since mid-March 2020. As countries have eased restrictions related to the pandemic, patient accruals within our clinical trials have increased. However, restrictions in many European countries remain, which continues to result in delays in certain startup activities related to our clinical trials operating in those jurisdictions. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2020, related to revenue recognition including product revenue, net and licenses and sale of intellectual property, accrued research and development expenses, stock-based compensation, intangible assets, and leases. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2021 and 2020

	Three months ended June 30,
	(dollar amounts in thousands)
	2021	2020	Change	% Change
Revenue:
Product revenue, net	$—	$4,235	$(4,235)	(100)%
License and collaboration revenue	—	72	(72)	(100)%
Sale of COPIKTRA license and related assets	52	—	52	100%
Transition services revenue	448	—	448	100%
Total revenue	500	4,307	(3,807)	(88)%
Operating expenses:
Cost of sales - product	—	392	(392)	(100)%
Cost of sales - intangible amortization	—	393	(393)	(100)%
Research and development	9,730	9,344	386	4%
Selling, general and administrative	6,714	15,442	(8,728)	(57)%
Total operating expenses	16,444	25,571	(9,127)	(36)%
Loss from operations	(15,944)	(21,264)	5,320	(25)%
Interest income	49	122	(73)	(60)%
Interest expense	(1,007)	(1,868)	861	(46)%
Net loss	$(16,902)	$(23,010)	$6,108	(27)%

Product revenue, net. Product revenue, net for the three months ended June 30, 2021 (2021 Quarter) was $0.0 million compared to $4.2 million for the three months ended June 30, 2020 (2020 Quarter). Product revenue, net consisted of net product sales of COPIKTRA in the United States. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, we have sold our COPIKTRA license and as of September 30, 2020, we no longer sell COPIKTRA in the United States.

License and collaboration revenue. License and collaboration revenue for the 2021 Quarter was $0.0 million compared to $0.1 million for the 2020 Quarter. 2020 Quarter license and collaboration revenue was comprised of duvelisib shipments to CSPC and Yakult.

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the 2021 Quarter of $0.1 million was primarily comprised of $0.1 million for royalties we expect to receive pursuant to the Secura APA from COPIKTRA sales by Secura’s sublicensees that are not constrained.

Transition services revenue. Transition services revenue for the 2021 Quarter of $0.4 million consisted of the revenue recognized for us providing certain support functions pursuant to the Secura TSA (as defined herein), which was entered into in connection with the Secura APA. The services were provided at a mutually agreed upon rate. There was no transition services revenue in the 2020 Quarter.

Costs of sales – product. Costs of sales – product for the 2021 Quarter was $0.0 million compared to $0.4 million for the 2020 Quarter. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, we have sold our COPIKTRA license and as of September 30, 2020, we no longer sell COPIKTRA in the United States. Therefore, there was no cost of sales-product in the 2021 Quarter.

Cost of sales – intangible amortization. Cost of sales – intangible amortization for the 2021 Quarter was $0.0 million compared to $0.4 million for the 2020 Quarter. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, as of September 30, 2020, we have sold our COPIKTRA license, to which our intangible asset related.

Research and development expense. Research and development expense for the 2021 Quarter was $9.7 million compared to $9.3 million for the 2020 Quarter. The $0.4 million increase was primarily driven by an increase of $1.1 million of personnel related costs, including non-cash stock-based compensation and an increase of $0.5 million of pre-clinical and other expenses. The increase is partially offset by a decrease of $0.7 million of contract research organization (CRO) costs and a decrease of $0.5 million of consulting fees. In future periods, we continue to expect expenses for VS-6766 and defactinib to increase as we have commenced our registration directed trials.

Selling, general and administrative expense. Selling, general and administrative expense for the 2021 Quarter was $6.7 million compared to $15.4 million for the 2020 Quarter. The decrease of $8.7 million from the 2020 Quarter to the 2021 Quarter primarily resulted from a decrease of $4.8 million of personnel related costs, including non-cash stock-based compensation, as a result of reduced headcount, a decrease of $3.3 million of consulting and professional fees, primarily related to the support of commercial activities in 2020 Quarter, and a decrease of $0.6 million of reduced commercial activities and other costs.

Interest income. Interest income for the 2021 Quarter was less than $0.1 million compared to $0.1 million for the 2020 Quarter. The decrease was primarily due to lower interest rates on investments.

Interest expense. Interest expense for the 2021 Quarter was $1.0 million compared to $1.9 million for the 2020 Quarter. The decrease of $0.9 million was primarily due to decreased interest as a result of repayment of our term loan facility in November 2020.

Comparison of the six months ended June 30, 2021 and 2020

	Six months ended June 30,
	(dollar amounts in thousands)
	2021	2020	Change	% Change
Revenue:
Product revenue, net	$—	$9,269	$(9,269)	(100)%
License and collaboration revenue	—	94	(94)	(100)%
Sale of COPIKTRA license and related assets	902	—	902	100%
Transition services revenue	604	—	604	100%
Total revenue	1,506	9,363	(8,461)	(90)%
Operating expenses:
Cost of sales - product	—	887	(887)	(100)%
Cost of sales - intangible amortization	—	785	(785)	(100)%
Research and development	18,626	20,268	(1,642)	(8)%
Selling, general and administrative	12,932	35,046	(22,114)	(63)%
Total operating expenses	31,558	56,986	(25,428)	(45)%
Loss from operations	(30,052)	(47,623)	17,571	(37)%
Other expense	—	(1,313)	1,313	(100)%
Interest income	101	478	(377)	(79)%
Interest expense	(1,982)	(12,542)	10,560	(84)%
Net loss	$(31,933)	$(61,000)	$29,067	(48)%

Product revenue, net. Product revenue, net for the six months ended June 30, 2021 (2021 Period) was $0.0 million compared to $9.3 million for the six months ended June 30, 2020 (2020 Period). Product revenue, net consisted of net product sales of COPIKTRA in the United States. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, we have sold our COPIKTRA license and as of September 30, 2020, we no longer sell COPIKTRA in the United States.

License and collaboration revenue. License and collaboration revenue for the 2021 Period was $0.0 million compared to $0.1 million for the 2020 Period. 2020 Period license and collaboration revenue was comprised of duvelisib shipments to CSPC and Yakult.

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the 2021 Period of $0.9 million was primarily comprised of $0.8 million for a regulatory milestone achieved by Sanofi, a sub-licensee of Secura, and $0.1 million for royalties we expect to receive pursuant to the Secura APA from COPIKTRA sales by Secura’s sublicensees that are not constrained.

Transition services revenue. Transition services revenue for the 2021 Period of $0.6 million consisted of the revenue recognized for us providing certain support functions pursuant to the Secura TSA, which was entered into in connection with the Secura APA. The services were provided at a mutually agreed upon rate. There was no transition services revenue in the 2020 Period.

Costs of sales – product. Costs of sales – product for the 2021 Period was $0.0 million compared to $0.9 million for the 2020 Period. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, we have sold our COPIKTRA license and as of September 30, 2020, we no longer sell COPIKTRA in the United States. Therefore, there was no cost of sales-product in the 2021 Period.

Cost of sales – intangible amortization. Cost of sales – intangible amortization for the 2021 Period was $0.0 million compared to $0.8 million for the 2020 Period. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, as of September 30, 2020, we have sold our COPIKTRA license, to which our intangible asset related.

Research and development expense. Research and development expense for the 2021 Period was $18.6 million compared to $20.3 million for the 2020 Period. The $1.7 million decrease was primarily driven by a decrease of $3.0 million in license fees related to a non-refundable payment of $3.0 million made to Chugai (defined herein) in the 2020 Period for the VS-6766 license described further below under the heading License and collaboration agreements, a decrease of $1.4 million of CRO costs and a decrease of $0.5 million of consulting costs. The decrease is partially offset by an increase of $1.1 million of personnel related costs, including non-cash stock-based compensation, increase of $0.7 million in IST expense, an increase of $0.7 million of pre-clinical expenses and an increase of $0.7 million of drug substance, drug product costs and other costs. In future periods, we continue to expect expenses for VS-6766 and defactinib to increase as we have commenced our registration directed trials.

Selling, general and administrative expense. Selling, general and administrative expense for the 2021 Period was $12.9 million compared to $35.0 million for the 2020 Period. The decrease of $22.1 million from the 2020 Period to the 2021 Period primarily resulted from a decrease of $12.2 million of personnel related costs, including non-cash stock-based compensation, as a result of reduced headcount, a decrease of $8.4 million in consulting and professional fees, primarily related to the support of commercial activities in 2020 Period, a decrease of $1.2 million in reduced commercial activities costs and a decrease of $0.3 million in reduced travel and other costs.

Other expense. Other expense for the 2020 Period of $1.3 million was for the mark-to-market adjustment related to the bifurcated make-whole interest provision derivative liability related to our 5.00% Convertible Senior Second Lien Notes due 2048 (the 2019 Notes). All 2019 Notes have converted to common stock as of June 30, 2021 and the derivative liability will no longer be remeasured. There was no other expense in the 2021 Period.

Interest income. Interest income for the 2021 Period was $0.1 million compared to $0.5 million for the 2020 Period. The decrease of $0.4 million was primarily due to lower interest rates on investments.

Interest expense. Interest expense for the 2021 Period was $2.0 million compared to $12.5 million for the 2020 Period. The decrease of $10.5 million was primarily due to non-cash interest expense recorded upon conversion of the 2019 Notes into common stock and decreased interest as a result of repayment of our term loan facility in November 2020.

Restructuring. On February 27, 2020, we committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 31 positions and other cost-saving measures (the February 2020 Restructuring). During the 2020 Period, we recorded an aggregate expense of $1.8 million, which is reflected in the condensed consolidated statements of operation and comprehensive loss as selling, general and administrative expense and research and development expense for $1.4 million and $0.4 million, respectively, for one-time termination benefits for employee severance, benefits, and related costs. There were no restructuring charges in the 2021 Period.

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

As of June 30, 2021, we had $114.1 million in cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (SEC) on March 18, 2021 and in any subsequent filings with the SEC.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2021 Period and the 2020 Period (in thousands):

	Six months ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(32,742)	$(56,550)
Investing activities	(9,979)	32,023
Financing activities	(89)	106,099
(Decrease) increase in cash, cash equivalents and restricted cash	$(42,810)	$81,572

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges was $26.4 million and $46.4 million for the 2021 Period and 2020 Period, respectively. Non-cash charges were primarily related to stock-based compensation expense and non-cash interest, net in both the 2021 Period and 2020 Period. Our cash outflow from operating activities due to changes in operating assets and liabilities was $6.4 million and $10.1 million for the 2021 Period and 2020 Period, respectively. Cash outflow due to changes in operating assets and liabilities for the 2021 Period was primarily driven by an increase in prepaid expenses, other current assets, and other assets and a reduction in accrued expenses and other liabilities. Cash outflow due to changes in operating assets and liabilities for the 2020 Period was primarily driven by an increase in inventory and prepaid expenses, other current assets and other assets and a reduction in accounts payable. The $23.8 million decrease in cash used in operating activities for the 2021 Period compared to the 2020 Period was primarily due to decreased net loss, and a net decrease in the changes in the components of working capital.

Investing activities. The cash used by investing activities for the 2021 Period primarily relates to the net purchases of investments of $9.8 million and purchases of fixed assets of $0.2 million. The cash provided by investing activities for the 2020 Period primarily reflects the net maturities of investments of $32.1 million.

Financing activities. The cash used by financing activities for the 2021 Period primarily represents $0.9 million in payments for settlement of restricted stock for tax withholdings, partially offset by $0.8 million of proceeds received related to exercise of stock options and employee stock purchase plan. The cash provided by financing activities for the 2020 Period primarily represents $93.8 million in net proceeds from sales of our common stock under the Purchase Agreement described below, $12.2 million in net proceeds received under our at-the-market equity offering program, and $1.8 million of proceeds received related to exercise of stock options and employee stock purchase plan. This is partially offset by $1.8 million of interest-make whole payments on the 5.00% Convertible Senior Second Lien Notes due 2048 (the 2019 Notes)

On February 27, 2020, we entered into a Securities Purchase Agreement (Purchase Agreement) with certain institutional investors in which we agreed to sell 46,511,628 shares of common stock at a purchase price of $2.15 per share, which represents 12.6% premium to the last reported sale price of our common stock of $1.91 per share on February 27, 2020. On March 3, 2020, the transaction closed. The aggregate proceeds net of underwriting discounts and offering costs, were approximately $93.8 million.

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

During the 2021 Period, we sold 0 shares under the ATM. During the 2020 Period, we sold 6,769,559 shares under the ATM for net proceeds of approximately $12.2 million (after deducting commissions and other offering expenses). Through June 30, 2021, we have sold a total of 18,287,913 shares under this program for net proceeds of approximately $59.6 million (after deducting commissions and other offering expenses). As of June 30, 2021, we can issue an aggregate amount of $14.1 million of common stock under this program.

On October 17, 2018, we closed a registered direct public offering of $150.0 million aggregate principal amount of our 2018 issued 5.00% Convertible Senior Notes due 2048 (the 2018 Notes), for net proceeds of approximately $145.3 million. The 2018 Notes are governed by the terms of a base indenture for senior debt securities (the Base Indenture), as supplemented by the first supplemental indenture thereto (the 2018 Notes Supplemental Indenture and together with the Base Indenture, the 2018 Indenture), each dated October 17, 2018, by and between us and Wilmington Trust, National Association, as trustee. The 2018 Notes are senior unsecured obligations of us and bear interest at a rate of 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2019. The 2018 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms.

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

We will have the right, exercisable at our option, to cause all 2018 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2018 Indenture) per share of our common stock equals or exceeds 130% of the conversion price, which equates to approximately $9.31 per share, on each of at least 20 “VWAP Trading Days” (as defined in the 2018 Indenture), whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date we first issued the 2018 Notes.

On November 6, 2020, we entered into a privately negotiated agreement with an investor who is a holder of our 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 5.00% Convertible Senior Notes due 2048 (the 2020 Notes). The issuance of the 2020 Notes closed on November 13, 2020. The 2020 Notes are governed pursuant to the Base Indenture between us and Wilmington dated as of October 17, 2018 as supplemented by the second supplemental indenture thereto dated as of November 13, 2020 (the 2020 Notes Supplemental Indenture and together with the Base Indenture, the 2020 Indenture).

We will have the right, exercisable at our option, to cause all 2020 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2020 Indenture) per share of our common stock equals or exceeds 123.08% of the conversion price on each of at least 20 “VWAP Trading Days” (as defined in the 2020 Indenture), whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date we first issued the 2020 Notes (2020 Notes Mandatory Conversion Option).

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

As of June 30, 2021 and December 31, 2020, there was $0.3 million and $28.0 million aggregate principal amount outstanding of 2018 Notes and 2020 Notes, respectively, for a total of $28.3 million aggregate principal amount outstanding.

On July 1, 2021, we exercised our 2020 Notes Mandatory Conversion Option for the aggregate principal amount of $28.0 million of the 2020 Notes. On July 16, 2021, the aggregate principal of $28.0 million of 2020 Notes has been converted into 8,615,384 shares of common stock. As a result, as of the date these condensed consolidated financial statements are issued there is $0.0 million aggregate principal amount outstanding of 2020 Notes.

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

During the three and six months ended June 30, 2021, we recognized $0.1 million and $0.9 million, respectively of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive loss. The sale of COPIKTRA license and related asset revenue for the three months ended June 30, 2021, primarily related to revenue of $0.1 million related to future royalties expected to be received pursuant to the Secura APA. The sale of COPIKTRA license and related assets revenue for the six months ended June 30, 2021 primarily related to revenue recognized due to one regulatory milestone for $0.8 million achieved by Secura’s sublicensee and $0.1 million related to future royalties expected to be received pursuant to the Secura APA. During the three and six months ended June 30, 2021, we also recognized $0.4 million and $0.6 million, respectively, in transition services revenue within the statements of operations and comprehensive loss.

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

We evaluated the license agreement with Chugai under ASC 805 and concluded that as the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. We recorded the up-front payment of $3.0 million as research and development expense within the condensed consolidated statement of operations in the first quarter of 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $114.1 million as of June 30, 2021 consisting of cash, U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2021, an immaterial amount of our total liabilities were denominated in currencies other than the functional currency.

The 2018 Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because the interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Business and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021 our Chief Executive Officer and our Chief Business and Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	#	2021 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement, filed by the Registrant with the Securities and Exchange Commission on April 8, 2021)
10.2	*#	Form of Incentive Stock Option Agreement under the 2021 Equity Incentive Plan
10.3	*#	Form of Nonstatutory Stock Option Agreement (Employees) under the 2021 Equity Incentive Plan
10.4	*#	Form of Nonstatutory Stock Option Agreement (Non-Employees) under the 2021 Equity Incentive Plan
10.5	*#	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan
10.6	*#	Form of Inducement Nonstatutory Stock Option Agreement
10.7	*#	Form of Inducement Restricted Stock Unit Agreement
31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on August 2, 2021.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Current Report on form 10-Q, formatted in Inline XBRL

*	Filed or furnished herewith.
#	Management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: August 2, 2021	By:	/s/ BRIAN M. STUGLIK

Brian M. Stuglik
Chief Executive Officer
(Principal executive officer)

Date: August 2, 2021	By:	/s/ ROBERT GAGNON

Robert Gagnon
Chief Business and Financial Officer
(Principal financial and accounting officer)