Form 10-Q
period 2021-09-30
Verastem, Inc.
filed 2021-11-04
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR
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

As of November 3, 2021 there were 182,185,991 shares of Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$24,314	$67,782
Short-term investments	79,102	73,444
Accounts receivable, net	105	239
Prepaid expenses and other current assets	5,236	3,473
Total current assets	108,757	144,938
Property and equipment, net	240	416
Right-of-use asset, net	2,416	2,726
Restricted cash	241	241
Long-term investments	—	5,995
Other assets	223	33
Total assets	$111,877	$154,349
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$641	$1,875
Accrued expenses	12,257	14,660
Lease liability, short-term	638	558
Total current liabilities	13,536	17,093
Non-current liabilities:
Convertible senior notes	243	19,051
Lease liability, long-term	2,443	2,931
Total liabilities	16,222	39,075
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 182,155 and 170,456 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	18	17
Additional paid-in capital	742,840	707,715
Accumulated other comprehensive income	27	53
Accumulated deficit	(647,230)	(592,511)
Total stockholders’ equity	95,655	115,274
Total liabilities and stockholders’ equity	$111,877	$154,349

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$—	$5,829	$—	$15,098
License and collaboration revenue	—	2,818	—	2,912
Sale of COPIKTRA license and related assets	—	70,000	902	70,000
Transition services revenue	2	—	606	—
Total revenue	2	78,647	1,508	88,010
Operating expenses:
Cost of sales - product	—	866	—	1,753
Cost of sales - intangible amortization	—	8	—	793
Cost of sales - Sale of COPIKTRA license and related assets	—	31,187	—	31,187
Research and development	9,325	10,955	27,951	31,223
Selling, general and administrative	5,523	20,614	18,455	55,660
Total operating expenses	14,848	63,630	46,406	120,616
(Loss) income from operations	(14,846)	15,017	(44,898)	(32,606)
Other expense	—	—	—	(1,313)
Interest income	40	19	141	497
Interest expense	(7,980)	(1,898)	(9,962)	(14,440)
Net (loss) income	$(22,786)	$13,138	$(54,719)	$(47,862)
Net (loss) income per share—basic	$(0.13)	$0.08	$(0.31)	$(0.32)
Net (loss) income per share—diluted	$(0.13)	$0.08	$(0.31)	$(0.32)

Weighted average common shares outstanding used in computing:
Net (loss) income per share—basic	179,861	169,510	174,524	147,766
Net (loss) income per share—diluted	179,861	169,760	174,524	147,766

Net (loss) income	$(22,786)	$13,138	$(54,719)	$(47,862)
Unrealized (loss) on available-for-sale securities	(12)	—	(26)	(14)
Comprehensive (loss) income	$(22,798)	$13,138	$(54,745)	$(47,876)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2020	170,456,179	$17	$707,715	$53	$(592,511)	$115,274
Net loss	—	—	—	—	(15,031)	(15,031)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(19)	—	(19)
Issuance of common stock resulting from exercise of stock options	173,890	—	381	—	—	381
Issuance of common stock resulting from vesting of restricted stock units	1,047,271	—	(52)	—	—	(52)
Stock-based compensation expense	—	—	1,980	—	—	1,980
Issuance of common stock under Employee Stock Purchase Plan	53,372	—	76	—	—	76
Balance at March 31, 2021	171,730,712	$17	$710,100	$34	$(607,542)	$102,609
Net loss	—	—	—	—	(16,902)	(16,902)
Unrealized gain on available-for-sale marketable securities	—	—	—	5	—	5
Issuance of common stock resulting from exercise of stock options	330,758	—	361	—	—	361
Issuance of common stock resulting from vesting of restricted stock units	15,896	—	(38)	—	—	(38)
Stock-based compensation expense	—	—	2,170	—	—	2,170
Balance at June 30, 2021	172,077,366	$17	$712,593	$39	$(624,444)	$88,205
Net loss	—	—	—	—	(22,786)	(22,786)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(12)	—	(12)
Issuance of common stock under Employee Stock Purchase Plan	56,688	—	106	—	—	106
Issuance of common stock resulting from vesting of restricted stock units	1,327,445	—	—	—	—	—
Issuance of common stock resulting from exercise of stock options	78,375	—	155		—	155
Stock-based compensation expense	—	—	1,987	—	—	1,987
Conversion of 2020 Notes into common stock	8,615,384	1	27,999	—	—	28,000
Balance at September 30, 2021	182,155,258	$18	$742,840	$27	$(647,230)	$95,655

Balance at December 31, 2019	80,117,531	$8	$531,937	$14	$(524,785)	$7,174
Net loss	—	—	—	—	(37,990)	(37,990)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(5)	—	(5)
Issuance of common stock resulting from exercise of stock options	645,628	—	983	—	—	983
Issuance of common stock resulting from vesting of restricted stock units	58,166	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	1,370	—	—	1,370
Issuance of common stock resulting from private investment in public equity offering, net of issuance costs of $6,171	46,511,628	5	93,824	—	—	93,829
Issuance of common stock under Employee Stock Purchase Plan	227,141	—	259	—	—	259
Conversion of 2019 Notes into common stock	34,796,350	3	57,411	—	—	57,414
Balance at March 31, 2020	162,356,444	$16	$685,733	$9	$(562,775)	$122,983
Net loss	—	—	—	—	(23,010)	(23,010)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(9)	—	(9)
Issuance of common stock resulting from exercise of stock options	179,266	—	551	—	—	551
Issuance of common stock resulting from vesting of restricted stock units	32,650	—	(31)	—	—	(31)
Stock-based compensation expense	—	—	1,659	—	—	1,659
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $55	6,769,559	1	12,229	—	—	12,230
Balance at June 30, 2020	169,337,919	$17	$700,141	$—	$(585,785)	$114,373
Net income	—	—	—	—	13,138	13,138
Issuance of common stock under Employee Stock Purchase Plan	131,052	—	148	—	—	148
Issuance of common stock resulting from vesting of restricted stock units	71,476	—	(42)	—	—	(42)
Stock-based compensation expense	—	—	2,156	—	—	2,156
Balance at September 30, 2020	169,540,447	$17	$702,403	$—	$(572,647)	$129,773

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2021	2020
Operating activities
Net loss	$(54,719)	$(47,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	176	450
Amortization of acquired intangible asset	—	793
Amortization of right-of-use asset and lease liability	(98)	(38)
Stock-based compensation expense	6,137	5,185
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	9,287	9,765
Change in fair value of interest make whole provision for 2019 Notes	—	1,313
Changes in operating assets and liabilities:
Accounts receivable, net	134	(3,161)
Inventory	—	3,096
Prepaid expenses, other current assets and other assets	(1,834)	1,084
Accounts payable	(1,038)	(4,974)
Accrued expenses and other liabilities	(1,614)	3,951
Other long-term liabilities	—	(870)
Intangible assets & property, plant and equipment	—	19,465
Net cash used in operating activities	(43,569)	(11,803)
Investing activities
Purchases of property and equipment	(196)	(33)
Purchases of investments	(53,258)	—
Maturities of investments	53,475	32,050
Net cash provided by investing activities	21	32,017
Financing activities
Proceeds from the exercise of stock options and employee stock purchase program	1,079	1,940
Interest make-whole payments on the 2019 Notes	—	(1,763)
Payment of deferred offering costs	(73)	—
Settlement of restricted stock for tax withholdings	(926)	—
Proceeds from the issuance of common stock, net	—	106,059
Net cash provided by financing activities	80	106,236
(Decrease) increase in cash, cash equivalents and restricted cash	(43,468)	126,450
Cash, cash equivalents and restricted cash at beginning of period	68,023	79,262
Cash, cash equivalents and restricted cash at end of period	$24,555	$205,712
Supplemental disclosure of non-cash investing and financing activities
Common stock issuance costs included in accounts payable and accrued expenses	$—	$15
Conversion of 2019 Notes into common stock	$—	$57,414
Conversion of 2020 Notes into common stock	$28,000	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$217
Deferred offering costs included in accounts payable and accrued expenses	46	—
Settlement of restricted stock units for tax withholdings included in accrued expenses	$—	$124

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the Company) is a biopharmaceutical company committed to advancing new medicines for patients with cancer. The Company’s pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

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

The Company has historical losses from operations and anticipates that it will continue to incur losses as it continues the research and development of its product candidates. As of September 30, 2021 the Company had cash, cash equivalents, and investments of $103.4 million, and accumulated deficit of $647.2 million. The Company expects its existing cash resources will be sufficient to fund its planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (SEC) on March 18, 2021.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. During the nine months ended September 30, 2021, the Company did not adopt any additional significant accounting policies except as outlined within “Recently Adopted Accounting Standards Updates” section immediately below.

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

In August 2020, the FASB issued No. ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (ASU 2020-

06). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.  For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its condensed consolidated financial statements and related disclosures.

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of September 30, 2021 the Company’s cash, cash equivalents and investments were deposited at three financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of September 30, 2021 there was one customer, Secura, that made up more than 60% of the Company’s accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any accounts receivable balances are assured.

For the three and nine months ended September 30, 2021, there was one customer, Secura, who individually accounted for all of the Company’s revenue. Refer to Note 13. License, collaboration, and commercial agreements for a detailed discussion of the Secura APA.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$24,314	$67,782
Restricted cash	241	241
Total cash, cash equivalents and restricted cash	$24,555	$68,023

Amounts included in restricted cash as of September 30, 2021 and December 31, 2020 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of approximately $0.2 million. The letters of credit are included in non-current restricted cash on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$22,634	$22,634	$—	$—
Short-term investments	79,102	—	79,102	—
Total financial assets	$101,736	$22,634	$79,102	$—

	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$65,610	$60,611	$4,999	$—
Short-term investments	73,444	—	73,444	—
Long-term investments	5,995	—	5,995	—
Total financial assets	$145,049	$60,611	$84,438	$—

The Company’s cash equivalents and short-term investments consist of U.S. Government money market funds, corporate bonds, agency bonds and commercial paper of publicly traded companies. The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2021 and December 31, 2020.

Fair Value of Financial Instruments

The fair value of the Company’s 2018 issued 5.00% Convertible Senior Notes due 2048 (the 2018 Notes) was approximately $0.3 million, as of September 30, 2021, which differs from the aggregate carrying value of the 2018 Notes of $0.2 million as of September 30, 2021. The fair value of the 2018 Notes and the 2020 issued 5.00% Convertible Senior Notes due 2048 (the 2020 Notes, together with the 2018 Notes referred to as the Notes was approximately $0.3 million and $30.0 million, respectively, as of December 31, 2020, which differs from the aggregate carrying value of the Notes of $19.1 million as of December 31, 2020. During the three months ended September 30, 2021, all 2020 Notes have converted into shares of common stock (see note 9).The fair value of the Notes is influenced by the Company’s stock price, stock price volatility, and current market yields and was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$24,555	$—	$—	$24,555
Total cash, cash equivalents & restricted cash:	$24,555	$—	$—	$24,555
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$79,076	$28	$(2)	$79,102
Total investments	$79,076	$28	$(2)	$79,102
Total cash, cash equivalents, restricted cash and investments	$103,631	$28	$(2)	$103,657

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$63,024	$—	$—	$63,024
Corporate bonds, agency bonds and commercial paper (due within 90 days)	4,998	$1	$—	$4,999
Total cash, cash equivalents & restricted cash:	$68,022	$1	$—	$68,023
Investments:
Corporate bonds and commercial paper (due within 1 year)	$73,389	$55	$—	$73,444
Corporate bonds and commercial paper (due between 1 and 5 years)	5,998	—	(3)	5,995
Total investments	$79,387	$55	$(3)	$79,439
Total cash, cash equivalents, restricted cash and investments	$147,409	$56	$(3)	$147,462

There were no realized gains or losses on investments for the three and nine months ended September 30, 2021 or 2020. There were two investments and one investment in an unrealized loss position as of September 30, 2021 and December 31, 2020, respectively. None of these investments had been in an unrealized loss position for more than 12 months. The fair value of these securities as of September 30, 2021 and December 31, 2020 was $9.8 million and $6.0 million, respectively, and the aggregate unrealized loss was immaterial. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2021 and December 31, 2020, respectively.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Research and development expenses	$7,384	$5,176
Compensation and related benefits	2,807	5,930
Professional fees	662	615
Consulting fees	357	1,091
Interest	6	236
Commercialization costs	42	330
Other	999	1,282
Total accrued expenses	$12,257	$14,660

7. Product revenue reserves and allowances

From September 24, 2018 (the date of the Company’s U.S. commercial launch of COPIKTRA) through September 30, 2020 (the date the Company sold COPIKTRA to Secura), the Company’s sole source of product revenue was from the gross sales of COPIKTRA in the United States less provisions for product sales allowances and accruals. The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2021 (in thousands):

	Trade	Government
	discounts	rebates and
	and	other
	allowances	incentives	Returns	Total
Balance at December 31, 2020	$23	$67	$31	$121
Provision related to sales in the current year	—	—	—	—
Adjustments related to prior period sales	—	—	—	—
Credits and payments made	(23)	(67)	(31)	(121)
Ending balance at September 30, 2021	$—	$—	$—	$—

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

As of September 30, 2021, a right-of-use asset of $2.4 million and lease liability of $3.1 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Lease Expense
Operating lease expense	$221	$221	$664	$664
Total Lease Expense	$221	$221	$664	$664
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$257	$252	$761	$703

September 30, 2021
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	3.8
Weighted average discount rate	14.6%
Maturity Analysis
2021	257
2022	1,039
2023	1,060
2024	1,081
2025	546
Total	$3,983
Less: Present value discount	(902)
Lease Liability	$3,081

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

The Company assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon the Company’s stockholders approving an increase in the number of authorized shares of Common Stock in December 2018. The Company determined that all other features of the 2018 Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.  There have been no changes to the Company’s original assessment through September 30, 2021.

2019 Notes

On November 14, 2019 and December 23, 2019, the Company entered into privately negotiated agreements to exchange approximately $114.3 million and $7.4 million, respectively, aggregate principal amount of the 2018 Notes for (i) approximately $62.9 million and $4.0 million, respectively, aggregate principal amount of 5.00% Convertible Senior Second Lien Notes due 2048 (the 2019 Notes), (ii) an aggregate of approximately $11.4 million and $0.7 million in 2018 Notes principal repayment and (iii) accrued interest on the 2018 Notes through November 14, 2019 and December 23, 2019, respectively.  The 2019 Notes were governed by the terms of an indenture (the 2019 Indenture). The 2019 Notes were senior secured obligations of the Company and bear interest at 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 2019 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with the terms thereof. During the first quarter of 2020, 2019 Note holders converted $57.4 million aggregate principal of 2019 Notes in exchange for 34,796,350 shares of common stock and $1.8 million of cash for the 2019 Note Interest Make-Whole Provision. The Company recorded approximately $1.3 million in the first quarter of 2020 as other expense for the change in fair value of the 2019 Notes Interest Make-Whole Provision in the condensed consolidated statements of operations and comprehensive (loss) income. The Company determined that all other features of the 2019 Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements. As of March 31, 2020, all 2019 Notes have converted into shares of common stock.

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

During the first quarter of 2020, 2019 Note holders converted $57.4 million aggregate principal of 2019 Notes in exchange for 34,796,350 shares of common stock and $1.8 million of cash for the 2019 Note Interest Make-Whole Provision. The Company recorded $1.3 million for the nine months ended September 30, 2020 as other expense for the change in fair value of the 2019 Notes Interest Make-Whole Provision in the condensed consolidated statements of operations and comprehensive (loss) income. As of March 31, 2020, all 2019 Notes have converted into shares of common stock.

2020 Notes

On November 6, 2020, the Company entered into a privately negotiated agreement with an investor who is a holder of the Company’s 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 2020 Notes. The issuance of the 2020 Notes closed on November 13, 2020. The 2020 Notes were governed pursuant to the Base Indenture between the Company and Wilmington Trust, National Association, as trustee and collateral agent, dated as of October 17, 2018 as supplemented by the second supplemental indenture thereto, dated as of November 13, 2020, (the 2020 Notes Supplemental Indenture and together with the Base Indenture, the 2020 Indenture).

The Company had the right, exercisable at its option, to cause all 2020 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2020 Indenture) per share of the Company’s common stock equaled or exceeded 123.08% of the conversion price on each of at least 20 “VWAP Trading Days” (as defined in the 2020 Indenture), whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date the Company first issued the 2020 Notes (2020 Notes Mandatory Conversion Option).

The initial conversion rate for the 2020 Notes was 307.6923 shares of the Company’s common stock per $1,000 principal amount of the 2020 Notes, which is equivalent to an initial conversion price of approximately $3.25 per share, representing an approximately 153.9% premium to the sale price of $1.28 per share of the Company’s common stock on November 5, 2020, as reported on the Nasdaq Global Market.  The conversion rate was subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends, but was not subject to adjustment for any accrued and unpaid interest.

Prior to November 1, 2023, the Company did not have the right to redeem the 2020 Notes. On or after November 1, 2023, the Company had the option to redeem the 2020 Notes, in whole or in part, at a cash redemption price equal to the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any.

Unless the Company had previously called all outstanding 2020 Notes for redemption, the 2020 Notes were subject to repurchase by the Company at the holders’ option on each of November 1, 2023, November 1, 2028, November 1, 2033, November 1, 2038 and November 1, 2043 (or, if any such date is not a business day, on the next business day) at a cash repurchase price equal to the principal amount of the 2020 Notes to be repurchased, plus accrued and unpaid interest, if any.

If a Fundamental Change (as defined in the 2020 Indenture) occurred at any time, subject to certain conditions, holders could have required the Company to purchase all or any portion of their 2020 Notes at a purchase price equal to 100% of the principal amount of the 2020 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the “Fundamental Change Repurchase Date” (as defined in the 2020 Indenture).  If a “Make-Whole Fundamental Change” (as defined in the 2020 Indenture) occurred on or before November 1, 2022 and a holder elected to convert its 2020 Notes in connection with such Make-Whole Fundamental Change, such holder was entitled to an increase in the conversion rate in certain circumstances as set forth in the 2020 Indenture.

The 2020 Notes were the Company’s senior unsecured obligations and were senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2020 Notes, and equal in right of payment with the Company’s existing and future indebtedness that is not so subordinated, and effectively subordinated to the Company’s existing and future indebtedness, to the extent of the value of the collateral securing such indebtedness.  The 2020 Notes were structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

On July 1, 2021, the Company exercised the Company’s 2020 Notes Mandatory Conversion Option for the aggregate principal amount of $28.0 million of the Company’s 2020 Notes. On July 16, 2021, the aggregate principal of $28.0 million of 2020 Notes was converted into 8,615,384 shares of common stock. As a result, as of September 30, 2021, all 2020 Notes have converted into shares of common stock. Upon conversion of the 2020 Notes, holders received a cash payment equal to the accrued and unpaid interest on the converted 2020 Notes. Pursuant to ASC 815-15-40-1, upon conversion, the Company recorded the remaining discount on the 2020 Notes of $7.8 million as interest expense in the statements of operations and comprehensive (loss) income during the three and nine months ended September 30, 2021.

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

During the nine months ended September 30, 2020, the Company sold 6,769,559 shares under this program for net proceeds of approximately $12.2 million (after deducting commissions and other offering expenses). The Company did not make any sales under this program during the nine months ended September 30, 2021. Through September 30, 2021, the Company has sold a total of 18,287,913 shares under this program for net proceeds of approximately $59.6 million (after deducting commissions and other offering expenses).

In August 2021, the Company entered into a sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (August 2021 ATM). Through September 30, 2021, the Company has not sold any shares through this program.

11. Stock-based compensation

Stock options

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2021 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2020	12,690,745	$3.90	6.5	$3,390
Granted	1,652,863	2.78
Exercised	(565,891)	1.59
Forfeited/cancelled	(830,708)	3.71
Outstanding at September 30, 2021	12,947,009	$3.87	6.1	$10,140
Vested at September 30, 2021	8,454,091	$4.54	4.8	$6,720

The fair value of each stock option granted during the nine months ended September 30, 2021 and 2020 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	September 30,
	2021	2020
Risk-free interest rate	0.76%	0.75%
Volatility	95%	94%
Dividend yield	—	—
Expected term (years)	5.9	5.8

Restricted stock units (RSUs)

A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2021 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2020	2,649,317	$1.73
Granted	795,962	$2.76
Vested	(1,426,160)	$1.40
Forfeited/cancelled	(269,140)	$2.11
Outstanding at September 30, 2021	1,749,979	$2.41

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

	Nine months ended September 30,
	2021	2020
Risk-free interest rate	0.07%	1.04%
Volatility	68%	109%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the nine months ended September 30, 2021 and 2020, the Company has recognized $0.1 million of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the nine months ended September 30, 2021 the Company issued 110,060 shares of common stock for proceeds of $0.2 million under the Amended and Restated 2018 ESPP.

12. Net (loss) income per share

Basic (loss) income per common share is calculated by dividing net (loss) income applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, restricted stock units, and employee stock purchase plan shares (using the “treasury stock” method), and the Notes (using the “if-converted” method), unless their effect on net (loss) income per share is anti-dilutive.

The computation of basic and diluted net (loss) income per share attributable to common stockholders consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator
Net (loss) income	(22,786)	13,138	(54,719)	(47,862)

Denominator
Weighted average shares outstanding - basic	179,861	169,510	174,524	147,766

Effect of dilutive securities:
Restricted Stock Units	—	137	—	—
Stock Options	—	86	—	—
Employee Stock Purchase Plan	—	27	—	—
Weighted average shares outstanding - diluted	179,861	169,760	174,524	147,766

Net (loss) income per share - basic	(0.13)	0.08	(0.31)	(0.32)
Net (loss) income per share - diluted	(0.13)	0.08	(0.31)	(0.32)

The following potentially dilutive securities were excluded from the calculation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Outstanding stock options	12,947,009	11,613,978	12,947,009	12,912,267
Outstanding restricted stock units	1,749,979	807,566	1,749,979	3,758,548
2018 Notes	41,873	3,950,032	41,873	3,950,032
Employee stock purchase plan	29,328	—	29,328	105,533
Total potentially dilutive securities	14,768,189	16,371,576	14,768,189	20,726,380

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

The Company determined $0.1 million of future potential royalties the Company expects to receive pursuant to the Secura APA were not constrained as of September 30, 2021. When estimating the amount of royalties to be received that was not constrained, the Company used the expected value method as there are a range of possible outcomes. When estimating royalties to be received, the Company used a combination of internal projections and forecasts and data from external sources. The Company determined that all other future potential royalties were constrained under the guidance as of September 30, 2021. As part of the Company’s evaluation of the constraint on future royalties, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in royalty payments. Those factors include: the likelihood and magnitude of revenue reversals related to future royalties, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence, the amount of time to resolve the uncertainty, and lack of significant history of selling COPIKTRA outside of the United States.

As the consideration for future royalties is conditional, the Company recorded a corresponding contract asset for the expected royalties. Portions of the contract asset will be reclassified to accounts receivable when the right to consideration becomes unconditional. As of September 30, 2021, the $0.1 million contract asset has been recorded within prepaid and other current assets on the condensed consolidated balance sheet.

The following table presents changes in the Company’s contract asset for the nine months ended September 30, 2021 (in thousands):

Contract Asset:	Balance at December 31, 2020	Additions	Reclassification to receivable	Balance at September 30, 2021
Contract asset - Secura	—	152	(22)	130
Total	$—	$152	$(22)	$130

During the first quarter of 2021, one regulatory milestone was achieved by Secura’s sublicensee, Sanofi, of which 50% of the milestone or $0.8 million is due to the Company pursuant to the Secura APA. The Company determined all other future potential milestones were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of September 30, 2021. As part of the Company’s evaluation of the constraint, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors include: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for a long period of time. All other future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

During the three and nine months ended September 30, 2021, the Company recognized $0.0 million and $0.9 million, respectively of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive (loss) income. The sale of COPIKTRA license and related assets revenue for the nine months ended September 30, 2021 primarily related to one regulatory milestone for $0.8 million achieved by Secura’s sublicensee and $0.1 million related to future royalties expected to be received pursuant to the Secura APA. During the three and nine months ended September 30, 2021, the Company also recognized $0.0 million and $0.6 million, respectively, in transition services revenue within the statements of operations and comprehensive (loss) income.

During the three and nine months ended September 30, 2020, the Company recognized $70.0 million as sale of COPIKTRA license and related assets revenue related to delivery of the Bundled Secura Performance Obligation within the statements of operations and comprehensive (loss) income. The Company recognized approximately $31.2 million of cost of sales – sale of COPIKTRA license and related assets within the statements of operations and comprehensive income (loss) which consisted of $19.2 million, $6.0 million, $5.8 million and $0.2 million for the intangible asset, certain duvelisib inventory, net duvelisib contract prepaid balances and manufacturing equipment, respectively, which were delivered to Secura as part of the sale.

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

14. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2021 and 2020, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2021 and 2020, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

During the three and nine months ended September 30, 2020, the Company recorded an aggregate expense of $3.0 million and $4.8 million, respectively, which is reflected in the condensed consolidated statements of operation and comprehensive (loss) income as selling general, and administrative expense for $2.9 million and $4.3 million, respectively, and research and development expense for $0.1 million and $0.5 million, respectively, for the February 2020 Restructuring and August 2020 Restructuring for one-time termination benefits for employee severance, benefits, and related costs.

The following table summarizes the accrued liabilities activity recorded in connection with the restructurings for the nine months ended September 30, 2021 (in thousands):

Employee severance, benefits and related costs	Amounts accrued at December 31, 2020	Charges	Amount Paid	Adjustments	Amounts accrued at September 30, 2021
August 2020 Restructuring	1,027	—	(1,027)	—	—
Total	$1,027	$—	$(1,027)	$—	$—

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

OVERVIEW

We are a biopharmaceutical company committed to advancing new medicines for patients with cancer. Our pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly rapidly accelerated fibrosarcoma (RAF)/ mitogen-activated protein kinase kinase (MEK) inhibition and focal adhesion kinase (FAK) inhibition.

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

Updated data from the FRAME study presented at European Society of Medicine Congress in September 2021, demonstrated an ORR of 46% (11 of 24) among the evaluable patients with LGSOC (n=24). Among the patients with KRAS mutant LGSOC (n=11), the ORR was 64% (7 of 11). Among the patients with KRAS wild type LGSOC (n=9), the ORR was 44% (4 of 9). Of the evaluable patients, 10 (42%) received previous MEK inhibitor therapy. The median progression-free survival across all patients was 23.0 months (95% CI: 10.6- not reached). As of the April 2021 data cutoff date, 13 of 24 patients (54%) remained on study.

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

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (Amgen) to evaluate the combination of VS-6766 with Amgen’s KRAS G12C inhibitor LUMAKRASTM (sotorasib) in a Phase 1/2 trial. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of VS-6766 in combination with LUMAKRASTM in patients with KRAS G12C-mutant NSCLC who have not been previously treated with a KRAS G12C inhibitor as well as in patients who have progressed on a KRAS G12C inhibitor. The study will therefore investigate the potential benefits of a more complete vertical blockade of the RAS pathway with the combination of VS-6766 with LUMAKRASTM (G12C inhibition) in KRAS G12C-mutant locally advanced or metastatic NSCLC.

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

As of September 30, 2021, we had an accumulated deficit of $647.2 million. Our net (loss) income was ($22.8) million, ($54.7) million, $13.1 million and ($47.9) million for the three and nine months ended September 30, 2021 and 2020, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as a result of the continued research and development of VS-6766, and defactinib. As of September 30, 2021, we had cash, cash equivalents and investments of $103.4 million. We expect our existing cash resources will be sufficient to fund our planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2020, related to revenue recognition including product revenue, net and licenses and sale of intellectual property, accrued research and development expenses, stock-based compensation, intangible assets, and leases. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2021 and 2020

	Three months ended September 30,
	(dollar amounts in thousands)
	2021	2020	Change	% Change
Revenue:
Product revenue, net	$—	$5,829	$(5,829)	(100)%
License and collaboration revenue	—	2,818	(2,818)	(100)%
Sale of COPIKTRA license and related assets	—	70,000	(70,000)	(100)%
Transition services revenue	2	—	2	100%
Total revenue	2	78,647	(78,645)	(100)%
Operating expenses:
Cost of sales - product	—	866	(866)	(100)%
Cost of sales - intangible amortization	—	8	(8)	(100)%
Cost of sales - Sale of COPIKTRA license and related assets	—	31,187	(31,187)	(100)%
Research and development	9,325	10,955	(1,630)	(15)%
Selling, general and administrative	5,523	20,614	(15,091)	(73)%
Total operating expenses	14,848	63,630	(48,782)	(77)%
(Loss) income from operations	(14,846)	15,017	(29,863)	(199)%
Interest income	40	19	21	111%
Interest expense	(7,980)	(1,898)	(6,082)	320%
Net (loss) income	$(22,786)	$13,138	$(35,924)	(273)%

Product revenue, net. Product revenue, net for the three months ended September 30, 2021 (2021 Quarter) was $0.0 million compared to $5.8 million for the three months ended September 30, 2020 (2020 Quarter). Product revenue, net consisted of net product sales of COPIKTRA in the United States. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, we have sold our COPIKTRA license and as of September 30, 2020, we no longer sell COPIKTRA in the United States.

License and collaboration revenue. License and collaboration revenue for the 2021 Quarter was $0.0 million compared to $2.8 million for the 2020 Quarter. 2020 Quarter license and collaboration revenue was comprised of Sanofi achieving two development milestones in the 2020 Quarter totaling $2.5 million and $0.3 million of duvelisib shipments to Sanofi.

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the 2021 Quarter was $0.0 million compared to $70.0 million for the 2020 Quarter. Sale of COPIKTRA license and related assets revenue for the 2020 Quarter was comprised of a $70.0 million upfront payment recognized under the Secura APA discussed below under the heading License and collaboration arrangements.

Transition services revenue. Transition services revenue for the 2021 Quarter was $0.0 million. Transition services revenue is comprised of the revenue recognized for us providing certain support functions to Secura pursuant to the Secura TSA (as defined herein), which was entered into in connection with the Secura APA. The services are provided at a mutually agreed upon rate. There was no transition services revenue in the 2020 Quarter.

Costs of sales – product. Costs of sales – product for the 2021 Quarter was $0.0 million compared to $0.9 million for the 2020 Quarter. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, we have sold our COPIKTRA license and as of September 30, 2020, we no longer sell COPIKTRA in the United States. Therefore, there was no cost of sales-product in the 2021 Quarter.

Cost of sales – intangible amortization. Cost of sales – intangible amortization for the 2020 Quarter was $0.0 million. In July 2020, our intangible asset met the Held for Sale criteria and we ceased amortization Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, as of September 30, 2020, we have sold our COPIKTRA license, to which our intangible asset related. Therefore, there was no cost of sales – intangible amortization in the 2021 Quarter.

Cost of sales – sale of COPIKTRA license and related assets. Cost of sales - sale of COPIKTRA license and related assets for the 2020 Quarter was $31.2 million consisting of certain assets delivered to Secura under the Secura APA. For the 2020 Quarter, we recognized approximately $19.2 million, $6.0 million, $5.8 million and $0.2 million for the intangible asset, certain duvelisib inventory, net duvelisib contract prepaid balances and manufacturing equipment, respectively, which were delivered to Secura as part of the sale. There was no cost of sales – sale of COPIKTRA license and related assets charges in the 2021 Quarter.

Research and development expense. Research and development expense for the 2021 Quarter was $9.3 million compared to $11.0 million for the 2020 Quarter. The $1.7 million decrease was primarily driven by a decrease of $1.2 million of contract research organization (CRO) costs, a decrease of $0.9 million of consulting fees and a decrease of $0.4 million in clinical supply costs. The decrease is partially offset by an increase of $0.8 million of personnel related costs, including non-cash stock-based compensation. In future periods, we continue to expect expenses for VS-6766 and defactinib to increase as we have commenced our registration directed trials.

Selling, general and administrative expense. Selling, general and administrative expense for the 2021 Quarter was $5.5 million compared to $20.6 million for the 2020 Quarter. The decrease of $15.1 million from the 2020 Quarter to the 2021 Quarter primarily resulted from a decrease of $7.5 million of personnel related costs, including non-cash stock-based compensation, as a result of reduced headcount, a decrease of $6.7 million of consulting and professional fees, primarily related to the support of commercial activities in 2020 Quarter and costs associated with the duvelisib sale to Secura, and a decrease of $0.9 million of reduced commercial activities and other costs.

Interest income. Interest income for the 2021 Quarter and 2020 Quarter was less than $0.1 million.

Interest expense. Interest expense for the 2021 Quarter was $8.0 million compared to $1.9 million for the 2020 Quarter. The increase of $6.1 million was primarily due to $7.8 million of non-cash interest expense recorded upon conversion of the 2020 Notes into common stock which is partially offset due to decreased interest as a result of repayment of our term loan facility in November 2020.

Restructuring: In August 2020, in connection with the Secura APA, we committed to a strategic restructuring. The restructuring included a workforce reduction of approximately 41 positions primarily in our commercial operations department.

During the 2020 Quarter, we recorded an aggregate expense of $3.0 million for restructuring expenses, which is reflected in the condensed consolidated statements of operation and comprehensive (loss) income as selling general, and administrative expense and research and development expense of $2.9 million and $0.1 million, respectively, for one-time termination benefits for employee severance, benefits, and related costs. There were no restructuring charges in the 2021 Quarter.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine months ended September 30,
	(dollar amounts in thousands)
	2021	2020	Change	% Change
Revenue:
Product revenue, net	$—	$15,098	$(15,098)	(100)%
License and collaboration revenue	—	2,912	(2,912)	(100)%
Sale of COPIKTRA license and related assets	902	70,000	(69,098)	(99)%
Transition services revenue	606	—	606	100%
Total revenue	1,508	88,010	(86,502)	(98)%
Operating expenses:
Cost of sales - product	—	1,753	(1,753)	(100)%
Cost of sales - intangible amortization	—	793	(793)	(100)%
Cost of sales - Sale of COPIKTRA license and related assets	—	31,187	(31,187)	(100)%
Research and development	27,951	31,223	(3,272)	(10)%
Selling, general and administrative	18,455	55,660	(37,205)	(67)%
Total operating expenses	46,406	120,616	(74,210)	(62)%
Loss from operations	(44,898)	(32,606)	(12,292)	38%
Other expense	—	(1,313)	1,313	(100)%
Interest income	141	497	(356)	(72)%
Interest expense	(9,962)	(14,440)	4,478	(31)%
Net loss	$(54,719)	$(47,862)	$(6,857)	14%

Product revenue, net. Product revenue, net for the nine months ended September 30, 2021 (2021 Period) was $0.0 million compared to $15.1 million for the nine months ended September 30, 2020 (2020 Period). Product revenue, net consisted of net product sales of COPIKTRA in the United States. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, we have sold our COPIKTRA license and as of September 30, 2020, we no longer sell COPIKTRA in the United States.

License and collaboration revenue. License and collaboration revenue for the 2021 Period was $0.0 million compared to $2.9 million for the 2020 Period. 2020 Period license and collaboration revenue was comprised of Sanofi achieving two development milestones during the 2020 Period totaling $2.5 million and $0.4 million of duvelisib shipments to Sanofi, Yakult, and CSPC.

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the 2021 Period was $0.9 million was primarily comprised of $0.8 million for a regulatory milestone achieved by Sanofi, a sub-licensee of Secura, and $0.1 million for royalties we expect to receive pursuant to the Secura APA from COPIKTRA sales by Secura’s sublicensees that are not constrained.

Transition services revenue. Transition services revenue for the 2021 Period of $0.6 million consisted of the revenue recognized for us providing certain support functions pursuant to the Secura TSA, which was entered into in connection with the Secura APA. The services were provided at a mutually agreed upon rate. There was no transition services revenue in the 2020 Period.

Costs of sales – product. Costs of sales – product for the 2021 Period was $0.0 million compared to $1.8 million for the 2020 Period. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, we have sold our COPIKTRA license and as of September 30, 2020, we no longer sell COPIKTRA in the United States. Therefore, there was no cost of sales-product in the 2021 Period.

Cost of sales – intangible amortization. Cost of sales – intangible amortization for the 2021 Period was $0.0 million compared to $0.8 million for the 2020 Period. Pursuant to the Secura APA discussed below under the heading License and collaboration arrangements, as of September 30, 2020, we have sold our COPIKTRA license, to which our intangible asset related.

Cost of sales – sale of COPIKTRA license and related assets. Cost of sales - sale of COPIKTRA license and related assets for the 2020 Period was $31.2 million consisting of certain assets delivered to Secura under the Secura APA. For the 2020 Period, we recognized approximately $19.2 million, $6.0 million, $5.8 million and $0.2 million for the intangible asset, certain duvelisib inventory, net duvelisib contract prepaid balances and manufacturing equipment, respectively which were delivered to Secura as part of the sale. There was no cost of sales – sale of COPIKTRA license and related assets charges in the 2021 Period.

Research and development expense. Research and development expense for the 2021 Period was $28.0 million compared to $31.2 million for the 2020 Period. The $3.2 million decrease was primarily driven by a decrease of $3.0 million in license fees related to a non-refundable payment of $3.0 million made to Chugai (defined herein) in the 2020 Period for the VS-6766 license described further below under the heading License and collaboration agreements, a decrease of $2.7 million of CRO costs and a decrease of $1.5 million of consulting costs. The decrease is partially offset by an increase of $2.0 million of personnel related costs, including non-cash stock-based compensation, increase of $0.7 million in investigator sponsored trial expense, an increase of $0.7 million of drug substance and drug product costs and an increase of $0.6 million of pre-clinical expenses. In future periods, we continue to expect expenses for VS-6766 and defactinib to increase as we have commenced our registration directed trials.

Selling, general and administrative expense. Selling, general and administrative expense for the 2021 Period was $18.5 million compared to $55.7 million for the 2020 Period. The decrease of $37.2 million from the 2020 Period to the 2021 Period primarily resulted from a decrease of $19.6 million of personnel related costs, including non-cash stock-based compensation, as a result of reduced headcount, a decrease of $15.1 million in consulting and professional fees, primarily related to the support of commercial activities in 2020 Period and costs associated with the duvelisib sale to Secura, a decrease of $2.1 million in reduced commercial activities costs and a decrease of $0.4 million in reduced travel and other costs.

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

Interest expense. Interest expense for the 2021 Period was $10.0 million compared to $14.4 million for the 2020 Period. The decrease of $4.4 million was primarily due to $8.1 million of non-cash interest expense recorded in the 2020 Period upon conversion of the 2019 Notes into common stock and decreased interest as a result of repayment of our term loan facility in November 2020. The decrease is partially offset to $7.8 million of non-cash interest expense recorded upon conversion of the 2020 Notes into common stock in the 2021 Period.

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

During the 2020 Period, we recorded an aggregate expense of $4.8 million for restructuring expenses, which is reflected in the condensed consolidated statements of operation and comprehensive (loss) income as selling general, and administrative expense and research and development expense of $4.3 million and $0.5 million, respectively, for one-time termination benefits for employee severance, benefits, and related costs. There were no restructuring charges in the 2021 Period.

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

As of September 30, 2021, we had $103.4 million in cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (SEC) on March 18, 2021 and in any subsequent filings with the SEC.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2021 Period and the 2020 Period (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(43,569)	$(11,803)
Investing activities	21	32,017
Financing activities	80	106,236
(Decrease) increase in cash, cash equivalents and restricted cash	$(43,468)	$126,450

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges was $39.2 million and $30.4 million for the 2021 Period and 2020 Period, respectively. Non-cash charges were primarily related to non-cash interest, net and stock-based compensation expense in both the 2021 Period and 2020 Period. Our cash (outflow) inflow from operating activities due to changes in operating assets and liabilities was ($4.4) million and $18.6 million for the 2021 Period and 2020 Period, respectively. Cash outflow due to changes in operating assets and liabilities for the 2021 Period was primarily driven by an increase of $1.8 million in prepaid expenses, other current assets, and other assets, a decrease of $1.6 million in accrued expenses and other liabilities, and a decrease of $1.0 million in accounts payable. Cash inflow due to changes in operating assets and liabilities for the 2020 Period was primarily driven by a decrease of $19.5 million in intangible assets and property, plant and equipment primarily driven the Secura APA, an increase of $4.0 million in accrued expenses and other liabilities, and a decrease of $3.1 million in inventory, partially offset by a decrease of $5.0 million in accounts payable and an increase of $3.2 million in accounts receivable, net. The $31.8 million increase in cash used in operating activities for the 2021 Period compared to the 2020 Period was primarily due to increased net loss, and a net increase in the changes in the components of working capital which was primarily driven by the duvelisib sale to Secura in the 2020 Period. In the 2020 Period, we received $70.0 million of cash and recognized $70.0 million of sale of COPIKTRA license and related assets revenue and we expensed a total of $31.2 million for certain assets delivered to Secura upon finalization of duvelisib sale to Secura.

Investing activities. The cash provided by investing activities for the 2021 Period primarily relates to the net maturities of investments of $0.2 million, partially offset by purchases of fixed assets of $0.2 million. The cash provided by investing activities for the 2020 Period primarily reflects the net maturities of investments of $32.1 million.

Financing activities. The cash provided by financing activities for the 2021 Period primarily represents $1.1 million of proceeds received related to exercise of stock options and employee stock purchase plan, partially offset by $0.9 million in payments for settlement of restricted stock for tax withholdings and $0.1 million in payments for deferred offering costs. The cash provided by financing activities for the 2020 Period primarily represents $93.8 million in net proceeds from sales of our common stock under the Purchase Agreement described below, $12.2 million in net proceeds received under our at-the-market equity offering program, and $1.9 million of proceeds received related to exercise of stock options and employee stock purchase plan. This is partially offset by $1.8 million of interest-make whole payments on the 5.00% Convertible Senior Second Lien Notes due 2048 (the 2019 Notes).

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

In March 2017, we established an at-the-market equity offering program (2017 ATM) pursuant to which we were able to offer and sell up to $35.0 million of our common stock at then current market prices from time to time through Cantor Fitzgerald & Co. (Cantor) as sales agent. In August 2017, we amended our sales agreement with Cantor to increase the maximum aggregate offering price of shares of common stock that can be sold under the at-the-market equity offering program to $75.0 million.

During the 2021 Period, we sold 0 shares under the 2017 ATM. During the 2020 Period, we sold 6,769,559 shares under the 2017 ATM for net proceeds of approximately $12.2 million (after deducting commissions and other offering expenses). Through September 30, 2021, we have sold a total of 18,287,913 shares under this program for net proceeds of approximately $59.6 million (after deducting commissions and other offering expenses).

In August 2021, we entered into a sales agreement with Cantor pursuant to which we can offer and sell up to $100.0 million of our common stock at the current market prices from time to time through Cantor as sales agent (August 2021 ATM). Through September 30, 2021, we have not sold any shares through the August 2021 ATM.

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

We had the right, exercisable at our option, to cause all 2020 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2020 Indenture) per share of our common stock equals or exceeds 123.08% of the conversion price on each of at least 20 “VWAP Trading Days” (as defined in the 2020 Indenture), whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date we first issued the 2020 Notes (2020 Notes Mandatory Conversion Option).

The initial conversion rate for the 2020 Notes was 307.6923 shares of our common stock per $1,000 principal amount of the 2020 Notes, which is equivalent to an initial conversion price of approximately $3.25 per share, representing an approximately 153.9% premium to the sale price of $1.28 per share of our common stock on November 5, 2020, as reported on the Nasdaq Global Market.  The conversion rate was subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends, but was not subject to adjustment for any accrued and unpaid interest.

Prior to November 1, 2023, we did not have the option to redeem the 2020 Notes. On or after November 1, 2023, we had the option to redeem the 2020 Notes, in whole or in part, at a cash redemption price equal to the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any.

Unless we had previously called all outstanding 2020 Notes for redemption, the 2020 Notes were subject to repurchase by us at the holders’ option on each of November 1, 2023, November 1, 2028, November 1, 2033, November 1, 2038 and November 1, 2043 (or, if any such date is not a business day, on the next business day) at a cash repurchase price equal to the principal amount of the 2020 Notes to be repurchased, plus accrued and unpaid interest, if any.

The 2020 Notes were our senior unsecured obligations and were senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2020 Notes, and equal in right of payment with our existing and future indebtedness that is not so subordinated, and effectively subordinated to our existing and future indebtedness, to the extent of the value of the collateral securing such indebtedness. The 2020 Notes were structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.

On July 1, 2021, we exercised our 2020 Notes Mandatory Conversion Option for the aggregate principal amount of $28.0 million of the 2020 Notes. On July 16, 2021, the aggregate principal of $28.0 million of 2020 Notes was converted into 8,615,384 shares of common stock. Upon conversion of the 2020 Notes, holders received a cash payment equal to the accrued and unpaid interest on the converted 2020 Notes.

As a result, as of September 30, 2021, all 2020 Notes have converted into shares of common stock.

As of September 30, 2021, there was $0.3 million aggregate principal amount outstanding of 2018 Notes. As of December 31, 2020, there was $0.3 million and $28.0 million aggregate principal amount outstanding of 2018 Notes and 2020 Notes, respectively, for a total of $28.3 million aggregate principal amount outstanding.

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

During the three and nine months ended September 30, 2021, we recognized $0.0 million and $0.9 million, respectively of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive (loss) income. The sale of COPIKTRA license and related assets revenue for the nine months ended September 30, 2021 primarily related to revenue recognized due to one regulatory milestone for $0.8 million achieved by Secura’s sublicensee and $0.1 million related to future royalties expected to be received pursuant to the Secura APA. During the three and nine months ended September 30, 2021, we also recognized $0.0 million and $0.6 million, respectively, in transition services revenue within the statements of operations and comprehensive (loss) income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $103.4 million as of September 30, 2021 consisting of cash, U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2021, an immaterial amount of our total liabilities were denominated in currencies other than the functional currency.

The 2018 Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because the interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Business and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021 our Chief Executive Officer and our Chief Business and Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

c
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Registrant on March 12, 2019).
3.2

Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Registrant on March 12, 2019).

3.3

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012).

3.4

Certificate of Amendment to the Restated Certificate of Incorporation of Verastem, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 21, 2020).

31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on November 4, 2021.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Current Report on form 10-Q, formatted in Inline XBRL

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: November 4, 2021	By:	/s/ BRIAN M. STUGLIK

Brian M. Stuglik
Chief Executive Officer
(Principal executive officer)

Date: November 4, 2021	By:	/s/ ROBERT GAGNON

Robert Gagnon
Chief Business and Financial Officer
(Principal financial and accounting officer)