Form 10-K
period 2021-12-31
Verastem, Inc.
filed 2022-03-28
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was $696,704,277.

The number of shares outstanding of the registrant’s common stock as of March 25, 2022 was 186,329,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on May 12, 2022 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the uncertainties inherent in research and development of VS-6766 and defactinib, such as negative or unexpected results of clinical trials; whether and when any applications for VS-6766 and defactinib may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve any such other applications that may be filed for VS-6766 and defactinib, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted and, if approved, whether VS-6766 or defactinib will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for VS-6766 and defactinib; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of VS-6766 and defactinib; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that VS-6766 or defactinib will cause unexpected safety events, experience manufacturing or supply interruptions or failures, or result in unmanageable safety profiles as compared to their levels of efficacy; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for VS-6766 or defactinib; that we will be unable to in-license additional compounds or successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we may not attract and retain high quality personnel, that we or Chugai Pharmaceutical, Co. Ltd., will fail to fully perform under the license agreement; that our target market for our product candidates might be smaller than we are presently estimating; that we or Secura Bio, Inc. will fail to fully perform under the asset purchase agreement; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients; and that the duration and impact of COVID-19 may affect, precipitate or exacerbate one or more of the foregoing risks and uncertainties. Other risks and uncertainties include those identified under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2021, and in any subsequent filings with the Securities and Exchange Commission (SEC).

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

PART I

Item 1. Business

OVERVIEW

We are a late stage development biopharmaceutical company, with ongoing registration directed trials, committed to advancing new medicines for patients battling cancer. Our pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

Our most advanced product candidates, VS-6766 and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, low-grade serous ovarian cancer (LGSOC), non-small cell lung cancer (NSCLC), colorectal cancer (CRC), pancreatic cancer, uveal melanoma, and endometrial cancer. We believe that VS-6766 may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

VS-6766 is an orally available first-in-class unique small molecule RAF/MEK clamp. In contrast to other MEK inhibitors commercially available and in development, VS-6766 is a dual RAF/MEK clamp that blocks both MEK kinase activity and the ability of RAF to phosphorylate MEK. MEK-only inhibitors (e.g. PD0325901) paradoxically induce MEK phosphorylation (pMEK) by relieving extracellular-signal-regulated-kinase (ERK)-dependent feedback inhibition of RAF which may limit their efficacy. By inhibiting RAF-mediated phosphorylation of MEK, VS-6766 has the advantage of not inducing pMEK. This unique mechanism of VS-6766 enables more effective inhibition of ERK signaling and may confer enhanced therapeutic activity against ERK-dependent, RAS or BRAF mutant tumors.

VS-6766 has been shown to inhibit signaling and proliferation of tumor cell lines with a variety of mitogen-activated pathway kinase (MAPK) pathway alterations including Kirsten rat sarcoma viral oncogene homolog (KRAS), Harvey rat sarcoma viral oncogene homolog (HRAS), or B-Raf proto-oncogene serine/threonine kinase (BRAF) mutations, among others. VS-6766 has also been shown to synergize with agents targeting the MAPK pathway including G12C inhibitors in KRAS mutant NSCLC and CRC in preclinical models and enhances the anti-tumor effects of anti-PD-1 in KRAS mutant NSCLC mouse models. VS-6766 has shown compelling synergy with defactinib in preclinical models.

Defactinib is an oral small molecule inhibitor of FAK and proline-rich tyrosine kinase (PYK2) that is currently being evaluated as a potential combination therapy for various solid tumors. FAK is a non-receptor tyrosine kinase encoded by the protein tyrosine kinase-2 (PTK-2) gene that is involved in cellular adhesion and, in cancer, metastatic capability. Defactinib targets malignant cells both directly and through modulation of the tumor microenvironment. Defactinib has received orphan drug designation in ovarian cancer in the United States, the European Union, and Australia. Preclinical research by our scientists and collaborators at world-renowned research institutions has described the effect of FAK inhibition as enhancing immune response by decreasing immuno-suppressive cells, increasing cytotoxic T cells, and reducing stromal density, which allows tumor-killing immune cells to enter the tumor.

The combination of VS-6766 and defactinib has been found to be clinically active in patients with KRAS mutant tumors and received breakthrough designation from the U.S. Food & Drug Administration (FDA) for the treatment of all patients with recurrent LGSOC, regardless of KRAS status after one or more prior lines of therapy, including platinum-based chemotherapy.

In an ongoing investigator-initiated Phase 1/2 study (the FRAME study), the combination of VS-6766 and defactinib is being evaluated in patients with recurrent LGSOC, KRAS mutant NSCLC, KRAS-G12V mutant NSCLC, CRC, pancreatic cancer, and KRAS mutant endometrial cancer. Based on the LGSOC and KRAS-G12V

NSCLC cohorts of the FRAME study, we have initiated our registration directed trials entitled RAF and MEK Program (RAMP) 201 and 202 discussed in further detail below.

Updated data from the FRAME study presented at the European Society of Medicine Congress in September 2021, demonstrated an ORR of 46% (11 of 24) among the evaluable patients with LGSOC (n=24). Among the patients with KRAS mutant LGSOC (n=11), the ORR was 64% (7 of 11). Among the patients with KRAS wild type LGSOC (n=9), the ORR was 44% (4 of 9). Of the evaluable patients, 10 (42%) received previous MEK inhibitor therapy. The median progression-free survival across all patients was 23.0 months (95% CI: 10.6- not reached). As of the April 2021 data cutoff date, 13 of 24 patients (54%) remained on study.

In the fourth quarter of 2020, we commenced registration-directed trials investigating VS-6766 as a monotherapy and in combination with defactinib. The registration-directed trials are entitled RAMP 201 and 202. RAMP 201 is an adaptive two-part multicenter, parallel cohort, randomized, open label trial to evaluate the efficacy and safety of VS-6766 alone and in combination with defactinib in patients with recurrent LGSOC. RAMP 202 study is a Phase 2, adaptive two-part multicenter, parallel cohort, randomized, open-label trial to evaluate the efficacy and safety of VS-6766 alone and in combination with defactinib in patients with KRAS G12V mutant NSCLC, following treatment with a platinum-based regimen and immune checkpoint inhibitor. Additionally, the combination of VS-6766 with defactinib is being evaluated in several exploratory cohorts including KRAS non-G12V and BRAF (V600E and non-V600E) mutant NSCLC. Based on preclinical rationale, we have added BRAF mutant cohorts (V600E and non-V600E) to the RAMP 202 study in order to efficiently evaluate VS-6766 with defactinib in BRAF-mutant NSCLC. Both studies are discussed in greater detail below.

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (Amgen) to evaluate the combination of VS-6766 with Amgen’s KRAS-G12C inhibitor LUMAKRASTM (sotorasib) in a Phase 1/2 trial entitled RAMP 203. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of VS-6766 in combination with LUMAKRASTM in patients with KRAS G12C-mutant NSCLC who have not been previously treated with a KRAS G12C inhibitor, as well as in patients who have progressed on a KRAS-G12C inhibitor. The study will therefore investigate the potential benefits of a more complete vertical blockade of the RAS pathway with the combination of VS-6766 with LUMAKRASTM (G12C inhibition) in KRAS G12C-mutant locally advanced or metastatic NSCLC.

In November 2021, we entered into a clinical collaboration agreement with Mirati Therapeutics, Inc. (Mirati) to evaluate the combination of Mirati’s investigational KRAS-G12C inhibitor adagrasib with VS-6766 in KRAS G12C mutant NSCLC. The primary objective of this multi-center, single-arm, open-label Phase 1/2 trial entitled RAMP 204 is to determine the maximum tolerated dose and recommended Phase 2 dose for the combination of adagrasib and VS-6766 in patients with KRAS-G12C mutant NSCLC. The study will also investigate the safety, tolerability and efficacy of the combination in patients who have progressed on a KRAS-G12C inhibitor. The trial will build on preclinical data showing a deeper blockade of ERK pathway signaling resulting in enhanced anti-tumor efficacy with the combination of adagrasib and VS-6766 relative to either agent alone.

In addition, VS-6766 and defactinib are currently being investigated in combination with immunotherapeutic and other agents through investigator sponsored trials (ISTs).

OUR FOCUS

We are focused on the development and commercialization of anticancer kinase inhibitors for optimized efficacy and safety – primarily as orally available drugs and drug candidates that are designed to treat various forms of cancer. Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. The American Cancer Society estimated that in the United States in 2021, almost 1.9 million new cases of cancer were diagnosed and more than 600,000 people died from the disease. Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormonal therapy, immunotherapy, cell therapy, and targeted therapy. Notwithstanding years of intensive research and clinical use, these current treatments often fail to cure cancer. For example, conventional chemotherapy works by stopping tumor growth by disrupting the cell cycle leading to cell death. Chemotherapies are effective at killing cancer cells because cancer cells generally grow more rapidly than normal cells. However, chemotherapies also target fast-growing normal cells of the body, such as blood cells, hair follicles, and the cells lining the mouth, stomach, and intestines. As a result, they have a range of side effects and although the treatments may succeed at initially decreasing tumor burden, they ultimately fail to kill all the cancer cells and/or to effectively disrupt the tumor microenvironment (TME), potentially resulting in eventual disease progression.

Accordingly, cancer remains one of the world’s most serious health problems and is the second most common cause of death in the United States after heart disease. For example, the U.S. annual incidence, based on 2021 estimates from the National Cancer Institute’s Surveillance, Epidemiology, and End Results Program (NCI; SEER), is that during the year there were approximately, 21,410 new cases of ovarian cancer, 235,760 new cases of lung cancer, 149,500 new cases of colorectal cancer, and 60,430 new cases of pancreatic cancer.

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

We leverage our expertise in translational research and deep understanding of cancer treatment pathways as well as strategic partnerships to identify, develop and deliver effective options to address unmet needs. We believe the best way for us to help patients living with cancer is by advancing newly emerging mechanisms of the disease and developing novel therapies that target these mechanisms.

Despite significant advances in the treatment of cancer, unmet needs persist. RAS has long been one of the most elusive cancer-causing proteins. RAS mutant tumors are present in about 30% of all human cancers, have historically presented a difficult treatment challenge, and are often associated with significantly worse prognosis. Since the discovery of RAS almost four decades ago, researchers have persistently tried, and failed, to develop therapies that effectively block the cancer-promoting effects of RAS mutation, including KRAS, NRAS, BRAF, and HRAS mutations. Challenges associated with identifying new treatment options for these types of cancers include resistance to single agents, identifying tolerable combination regimens with MEK inhibitors, and new RAS inhibitors in development addressing only a minority of all RAS mutated cancers.

Our focus is targeting cancer cells both directly as well as indirectly by way of the tumor microenvironment.

Low Grade Serous Ovarian Cancer (LGSOC)

LGSOC is a slow-growing cancer with a high mortality rate. It is estimated that 70% of LGSOC tumors are driven by mutations in the RAS pathway, including an estimated 30% of those that are KRAS mutant. The remaining KRAS wild-type patients include those with mutations in NRAS, or BRAF. There are an estimated 6,000 patients in the United States and 80,000 worldwide living with this disease. Approximately half of those diagnosed are in their 20s-40s. LGSOC has a median survival rate of 10 years, with 85% of patients experiencing recurrence and enduring severe pain and complications as the disease progresses. Despite low response rates to chemotherapy, it continues to be the standard of care for this disease. Most prior research has focused on high grade serous ovarian cancer (HGSOC). However, LGSOC is clinically histologically and molecularly unique from HGSOC with limited treatments available.

Currently, VS-6766 is being evaluated (i) in combination with defactinib and as a monotherapy for the treatment of patients with recurrent LGSOC in a Phase 2 registration directed study entitled RAMP 201 and (ii) in combination with defactinib for patients with advanced LGSOC in the FRAME study.

Non-Small Cell Lung Cancer (NSCLC)

Lung cancer is the leading cause of cancer-related death in the United States and worldwide. Approximately 15% of lung cancers are small cell lung cancer, approximately 55% are adenocarcinomas, approximately 20% are squamous carcinomas, and about 5% are large cell carcinomas with the remainder being mixed or rare histologies. Approximately 80-85% of lung cancers are NSCLCs, comprising of adenocarcinomas, squamous carcinomas, and large cell carcinomas. Adenocarcinomas most frequently (>50%) have molecular alterations that can be targeted with oral therapies. The most frequent molecular alterations are mutations in the KRAS gene (about 25% of adenocarcinomas) of which KRAS G12c is most common (14%) and G12V second most frequent (7%). Studies suggest that these types of KRAS mutations differ in clinical characteristics and response to traditional treatments such as chemotherapy. Several tyrosine kinase inhibitors are in development for KRAS G12c mutations of which sotorasib is currently approved. There are no drugs other than VS-6766 being developed for G12V mutations. Sotorasib has relatively low response rates and short times to progression so a number of agents are being combined with the G12C inhibitors including VS-6766. BRAF mutations occur in 2-3 % of lung adenocarcinomas and activate similar downstream pathways including RAF and MEK as KRAS mutations.

Currently, there is a high unmet need in the second-line treatment of KRAS and BRAF mutant NSCLC as evidenced by the low response rates and short survival times. Currently, VS-6766 is being evaluated (i) in combination with defactinib and as a monotherapy for treatment of patients with recurrent KRAS G12V mutant NSCLC in a registration directed study entitled RAMP 202, (ii) in combination with defactinib for the treatment of patients with a recurrent non-G12V KRAS mutant and BRAF mutant NSCLC in a signal finding cohort of RAMP 202, (iii) in combination with defactinib for the treatment of patients with advanced KRAS mutant NSCLC and advanced KRAS G12V mutant NSCLC in the FRAME study, and (iv) in combination with everolimus for treatment of patients with NSCLC in an IST. In addition, in September 2021 we entered into a clinical collaboration agreement to evaluate VS-6766 in combination with Amgen’s KRAS-G12C inhibitor LUMAKRASTM (sotorasib) in a Phase 1/2 trial in patients with KRAS G12C mutant NSCLC entitled RAMP 203 and in November 2021, we entered into a clinical collaboration agreement to evaluate VS-6766 in combination with Mirati’s investigation KRAS G12C inhibitor adagrasib in a Phase 1/2 trial in patients with KRAS G12C mutant NSCLC entitled RAMP 204.

Colorectal Cancer (CRC)

CRC, also known as bowel cancer, colon cancer, or rectal cancer, is the development of cancer from the colon or rectum (parts of the large intestine). One in 23 men and one in 25 women will be diagnosed with CRC in their lifetime. CRC is the second leading cause of cancer death among men and women combined in the United States. The NCI estimates that the number of new incidences of CRC was 37.8 per 100,000 men and women per year based on 2014-2018 cases and the five-year relative survival rate from 2011 to 2017 for patients with CRC was approximately 65%. The individual likelihood of survival depends on how advanced the cancer is, whether or not all the cancer can be removed with surgery, and the person's overall health.

Treatments used for colorectal cancer may include some combination of surgery, radiation therapy, chemotherapy and targeted therapy. Cancers that are confined within the wall of the colon may be curable with surgery, while cancer that has spread widely is usually not curable, with management being directed towards improving quality of life and symptoms. Currently, VS-6766 is being evaluated in combination with defactinib for the treatment of patients with advanced CRC in the FRAME study.

Pancreatic Cancer

In 2021, the NCI estimated that pancreatic cancer was the eleventh most common cancer diagnosed in the United States and that the disease represented the third leading cause of cancer-related death in the country. Pancreatic cancer often has a poor prognosis, even when diagnosed early. Pancreatic cancer typically spreads rapidly and is seldom detected in its early stages, which is a major reason why it is a leading cause of cancer death. Signs and symptoms may not appear until pancreatic cancer is so advanced that complete surgical removal is not possible.

Pancreatic cancer is one of the few cancers where survival has not improved significantly during the past 40 years. The NCI estimates that the number of new incidences of pancreatic cancer was 13.2 per 100,000 men and women per year based on 2014-2018 cases. Pancreatic cancer has a very high mortality rate with approximately 89% of patients dying within five years of their initial diagnosis based on the five-year relative survival rate from 2011 to 2017. The median age for diagnosis is 70 with the disease affecting males slightly more than females. KRAS mutant pancreatic cancer represents approximately 98% of pancreatic cancer diagnoses.

The prognosis for pancreatic cancer is extremely poor as shown by the survival rate, which indicates the need for new treatments. Chemotherapy or chemotherapy plus radiation is offered to patients whose tumors are unable to be removed surgically. Immuno-oncology agents have not demonstrated a significant improvement in treatment outcome for patients with pancreatic cancer. The limited impact of chemotherapies and immunotherapies to improve the outcome may be due to the dense stroma that is prevalent in pancreatic tumors and the TME. Currently, VS-6766 is being evaluated in combination with defactinib for the treatment of patients with advanced pancreatic cancer in the FRAME study.

Uveal Melanoma

Uveal melanoma, also known as ocular melanoma, is the most common primary cancer of the eye in adults. It is a disease in which cancer (malignant) cells are found in part of the eye called the uvea. The uvea includes the iris, the ciliary body, and the choroid layer. The iris opens and closes to change the amount of light entering the eye. The ciliary body changes the shape of the lens inside the eye to allow the eye to focus. The choroid layer is next to the retina, the part of the eye that makes a picture. According to the American Cancer Society, in 2021, there were an estimated 3,320 new cases of eye cancer (mainly melanoma) in the United States and the five year survival rate for eye melanoma is approximately 81% based on patients diagnosed between 2010 and 2016. Uveal melanoma has a peak rate of diagnosis around 70 years old.

Uveal melanoma may have no early signs or symptoms, and it is sometimes found during eye exams. As the tumor grows symptoms may include blurred vision, spots that drift in field of vision or flashes of lights, dark spot on the iris, change in the size or change or pupil or a change in position of the eyeball in eye socket. Uveal melanoma has a high risk of migrating from the eye to other sites in the body, and, therefore, treatment is aggressive to try to prevent its spread. Oncologists may initially try watchful waiting if the tumor shows no sign of growing or if the cancer is in the only eye with useful treatment. When treatment is required, surgery is the most common approach for uveal melanoma. Other treatments include radiation therapy, photocoagulation, also known as light coagulation, and thermotherapy. Currently, VS-6766 is being evaluated in combination with defactinib for the treatment of patients with metastatic uveal melanoma in an IST.

Endometrial Cancer

Endometrial cancer, also known as uterine cancer, is a cancer of the endometrium, which is the lining of the uterus. The uterus is a hollow, pear-shaped organ in a woman’s pelvis in which a fetus grows after conception. It is the most common type of cancer that affects the female reproductive organs. Endometrial cancer mainly affects women after menopause, with a median age of diagnosis of 63. The NCI estimates that the number of new incidences of uterine cancer was 28.1 per 100,000 women per year based on 2014-2018 cases and that the five-year relative survival rate from 2011 to 2017 for patients with endometrial cancer was approximately 81%. KRAS mutant endometrial cancer represents approximately 21% of endometrial cancer diagnoses.

The current treatment of endometrial cancer depends on the stage and the specific pathology type of the disease at the time of diagnosis. Surgery is generally considered for this disease. In early stages, minimal invasive surgery may be the only treatment required. In later stages, more involved and extensive surgeries to remove the disease outside the uterus and cervix may be required, in combination with chemotherapy and radiation therapy. Currently VS-6766 is being evaluated in combination with defactinib for the treatment of patients with KRAS mutant endometrial cancer in the FRAME study.

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

Key elements of our strategy to achieve this goal are:

●	Establishing VS-6766 as the backbone therapy for RAS pathway-driven tumors.
●	Assessing synergy of VS-6766 with other agents in preclinical models to prioritize for clinical development. It is becoming well established that blockade of multiple nodes in the ERK pathway is necessary for maximal depth and duration of anti-tumor response. We are assessing combinations of VS-6766 with other key agents targeting both the vertical RAS pathway (e.g., KRAS G12C and SHP2 inhibitors), as well as agents targeting parallel pathways (e.g., mTOR inhibitors). These studies may lead to discussions with other companies and clinical investigators with the objective of assessing high priority combinations in the clinic.
●	Continuing to develop and explore VS-6766 alone and in combination with defactinib and execute on the registration-directed studies RAMP 201 and RAMP 202. RAMP 201 is investigating VS-6766 as monotherapy and in combination with defactinib for treatment of patients with LGSOC and RAMP 202 is investigating VS-6766 as a monotherapy and in combination with defactinib for treatment of patients with KRAS and BRAF mutant NSCLC. VS-6766 is also being investigated in combination with defactinib in an IST entitled FRAME in patients with recurrent LGSOC, KRAS mutant NSCLC, KRAS-G12V mutant NSCLC, CRC, pancreatic cancer, and KRAS mutant endometrial cancer. Furthermore, VS-6766 is being investigated in combination with defactinib for patients with metastatic uveal melanoma.
●	Expanding the indications in which VS-6766 may be used alone and in combination with other agents. We have entered into clinical collaboration agreements with both Amgen and Mirati to evaluate VS-6766 in combination with Amgen’s G12C inhibitor LUMAKRAS (sotorasib) in a trial entitled RAMP 203 and Mirati’s G12C inhibitor adagrasib in patients with KRAS G12C NSCLC in a trial entitled RAMP 204. Furthermore, VS-6766 is being investigated in combination with everolimus for patients with KRAS mutant NSCLC in an IST. Additionally, preclinical studies are in progress to prioritize additional cancer indications and approaches to expand the potential clinical development of our product candidates.
●	Considering the acquisition or in-licensing of rights to additional agents. We may pursue the acquisition or in-license of rights to additional agents from third parties that may supplement our internal programs and allow us to initiate clinical development of a diverse pipeline of agents more quickly.
●	We may seek third-party collaborators for the eventual commercialization of our product candidates both in the U.S and around the world.

OUR PRODUCT CANDIDATES AND PIPELINE

Our pipeline product candidates currently consist of VS-6766 as a monotherapy and in combination with defactinib and other agents which continue to be evaluated in the clinic for the treatment of a variety of cancer types. The following table represents the status of our pipeline:

1 Registration-directed trial

* Pre-clinical studies ongoing in multiple KRAS mutant tumors.

RAMP 201 Study = NCT04625270

RAMP 202 Study = NCT04620330

FRAME study = NCT03875820

The status of our development programs in the table above represents the ongoing phase of development and does not correspond to the completion of a particular phase. Drug development involves a high degree of risk and investment, and the status, timing, and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in the “Risk Factors” section of this Annual Report on Form 10-K.

VS-6766 and defactinib

VS-6766 is an investigational oral first-in-class unique small molecule RAF/MEK clamp. In contrast to other MEK inhibitors commercially available and in development, VS-6766 is a dual RAF/MEK clamp that blocks both MEK kinase activity and the ability of RAF to phosphorylate MEK. MEK-only inhibitors (e.g., PD0325901) paradoxically induce MEK phosphorylation (pMEK) by relieving extracellular-signal-regulated-kinase (ERK)-dependent feedback inhibition of RAF which may limit their efficacy. By inhibiting RAF-mediated phosphorylation of MEK, VS-6766 has the advantage of not inducing pMEK. This unique mechanism of VS-6766 enables more effective inhibition of ERK signaling and may confer enhanced therapeutic activity against ERK-dependent, RAS, or BRAF mutant tumors.

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

The combination of VS-6766 and defactinib has received breakthrough designation from the FDA for the treatment of all patients with recurrent LGSOC, regardless of KRAS status after one or more prior lines of therapy, including platinum-based chemotherapy.

VS-6766 and defactinib are clinically active against RAS mutant cancers.

Phase 1/2 Study (FRAME) investigating the Combination of VS-6766 and Defactinib in Patients with KRAS Mutant Cancers and Subsequent Analyses

The FRAME study is an open-label, investigator-initiated study that is designed to assess safety, dose response and preliminary efficacy of the VS-6766/defactinib combination in patients with KRAS mutant solid tumors, including LGSOC (including KRAS wild type), KRAS mutant NSCLC, KRAS G12V mutant NSCLC, CRC, pancreatic cancer, and KRAS mutant endometrial cancer. The FRAME study is being led by Dr. Udai Banerji and is being conducted in the United Kingdom. In this study, VS-6766 was administered using a twice-weekly dose escalation schedule and was administered three out of every four weeks. Defactinib was administered using a twice-daily dose escalation schedule, also three out of every four weeks. Dose levels were assessed in three cohorts: cohort 1 (VS-6766 3.2mg, defactinib 200mg); cohort 2a (VS-6766 4mg, defactinib 200mg); and cohort 2b (VS-6766 3.2mg, defactinib 400mg). The recommended Phase 2 dose was determined to be VS-6766 3.2mg, defactinib 200mg.

Updated Phase 1/2 FRAME Study Results in Patients with LGSOC (September 2021)

At the September 2021 European Society of Medical Oncology (ESMO) Congress, updated data from the LGSOC cohort of the ongoing, investigatory sponsored Phase 1/2 FRAME study were presented. The results showed encouraging response rates and progression-free survival (PFS).

Among the evaluable patients with LGSOC (n=24), the overall response rate (ORR) was 46% (11 of 24). Among the patients with KRAS mutant LGSOC (n=11), the ORR was 64% (7 of 11). Among the patients with KRAS wild type LGSOC (n=9), the ORR was 44% (4 of 9). Of the evaluable patients, 10 (42%) received previous MEK inhibitor therapy.

The estimated median PFS (mPFS) across all patients was 23.0 months (95% CI: 10.6- not reached). As of the April 2021 data cutoff date, 13 of 24 patients (54%) remained on study.

For context, for other therapies studied in recurrent LGSOC, response rates have been between 6% and 26% and mPFS was between 7.2 and 13.0 months.

In the FRAME study, the most common Grade 3/4 treatment-related adverse events were creatine kinase elevation (12%), rash (8%), diarrhea (4%), mouth ulcer/mucositis/glossitis (4%), and hyperbilirubinemia (4%), with only one discontinuation due to adverse events as of the data cutoff.

These updated data suggest that the novel, intermittent dosing schedule used in the FRAME study continues to show encouraging clinical activity in patients with recurrent LGSOC, including in patients previously treated with a MEK inhibitor.

Phase II study (known as RAMP (RAF and MEK Program) 201 Study) Registration-Directed Trial of VS-6766 and Defactinib in Recurrent LGSOC

The RAMP 201 Study that was initiated in November 2020 is a registration-directed clinical trial of VS-6766 and defactinib, in patients with recurrent LGSOC.

The RAMP 201 Study is an adaptive two-part multicenter, parallel cohort, randomized, open label trial to evaluate the efficacy and safety of VS-6766 alone and in combination with defactinib in patients with recurrent LGSOC. The first part of the study will determine the optimal regimen of either VS-6766 monotherapy or in combination with defactinib in patients with recurrent KRAS mutated and KRAS wild type LGSOC randomized 1:1 in each treatment arm. The determination of which regimen to take forward into the expansion phase of the trial, which will enroll both KRAS mutated and KRAS wild type LGSOC, will be made based on objective response rate data, safety data and duration of response. The expansion phase of the study will examine efficacy and safety parameters of the regimen selected. Trial enrollment is underway in the United States and Europe. In January 2022, it was reported that target enrollment in the selection phase was completed and enrollment continues in the expansion phase for both treatment arms, KRAS mutated and KRAS wild type LGSOC (including both for VS-6766 alone and in combination with defactinib).

Phase II Study (known as RAMP (RAF and MEK Program) 202 Study) Registration-Directed Trial of VS-6766 and Defactinib in Previously Treated KRAS Mutant NSCLC

The RAMP 202 Study that was initiated in December 2020 is a registration-directed clinical trial of VS-6766 and defactinib, in patients with KRAS G12V mutant NSCLC. Additionally, the combination of VS-6766 with defactinib is being evaluated in several exploratory cohorts including KRAS non-G12V and BRAF (V600E and non-V600E) mutant NSCLC. Based on preclinical rationale, we have added BRAF mutant cohorts (V600E and non-V600E) to the RAMP 202 study in order to efficiently evaluate VS-6766 with defactinib in BRAF-mutant NSCLC.

The RAMP 202 study is a Phase 2, adaptive two-part multicenter, parallel cohort, randomized, open-label trial to evaluate the efficacy and safety of VS-6766 alone and in combination with defactinib in patients with KRAS and BRAF mutant NSCLC, following treatment with a platinum-based regimen and immune checkpoint inhibitor. The first part of the study will determine the optimal regimen of either VS-6766 monotherapy or in combination with defactinib in patients with KRAS G12V NSCLC. The second phase of the study (expansion phase) will examine efficacy and safety parameters of the most effective regimen in patients with KRAS G12V NSCLC.

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

Phase 1/2 Trial (known as RAMP (RAF and MEK Program) 203 Study) of VS-6766 in combination with Amgen’s LUMAKRAS ™ (sotorasib) in patients with KRAS G12C mutant NSCLC

In September 2021, we entered into a clinical collaboration agreement with Amgen to evaluate the combination of VS-6766 with Amgen’s KRAS G12C inhibitor LUMAKRASTM (sotorasib) in a Phase 1/2 trial entitled RAMP 203. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of VS-6766 in combination with LUMAKRASTM in patients with KRAS G12C-mutant NSCLC who have not been previously treated with a KRAS G12C inhibitor as well as in patients who have progressed on a KRAS G12C inhibitor. The study will therefore investigate the potential benefits of a more complete vertical blockade of the RAS pathway with the combination of VS-6766 with LUMAKRASTM (G12C inhibition) in KRAS G12C-mutant locally advanced or metastatic NSCLC.

Phase 1/2 Trial (known as RAMP (RAF and MEK Program) 204 Study) of VS-6766 in combination with Mirati’s adagrasib in patients with KRAS G12C mutant NSCLC

In November 2021, we entered into a clinical collaboration agreement to evaluate the combination of Mirati’s investigation KRAS G12C inhibitor adagrasib with VS-6766 in patients with KRAS G12C mutant NSCLC. The primary objective of this multi-center, single-arm, open-label Phase 1/2 trial entitled RAMP 204 is to determine the maximum tolerated dose and recommended Phase 2 dose for the combination of adagrasib and VS-6766 in patients with KRAS G12C-mutant NSCLC. The study will also investigate the safety, tolerability and efficacy of the combination in patients who have progressed on a KRAS-G12C inhibitor. The trial will build on preclinical data showing deeper blockade of ERK pathway signaling resulting in enhanced anti-tumor efficacy with the combination of adagrasib and VS-6766 relative to either agent alone.

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

RAF/MEK inhibition program

We have exclusively licensed a portfolio of four patent families owned by Chugai Pharmaceutical Co., Ltd. (Chugai). The first patent family has claims directed to the composition of matter of VS-6766, and includes granted patents in the United States, Australia, Brazil, Canada, China, Europe, Japan, Korea, Israel, and New Zealand that are expected to expire in February of 2027. The second patent family has claims directed to methods of making VS-6766 and includes granted patents in Europe, Japan, and the United States that are expected to expire in September of 2032. The third patent family has claims directed to a dosing protocol of VS-6766, and includes pending patent applications in the United States, Australia, Brazil, Canada, China, Europe, Japan, Korea, India, Mexico, Singapore, Taiwan, and Russia. Patent applications in this family, if issued, would be expected to expire in May of 2038. The fourth patent family covers a method of using VS-6766 in combination with a FAK inhibitor, such as defactinib, for treating a patient, and is pending in the United States, Japan, and Taiwan and as an international application. Any U.S. patents that will issue in this family will have a statutory expiration date in September of 2040.

In addition to the issued and pending patent applications exclusively licensed from Chugai, we own ten patent families covering methods of using a MEK inhibitor for treating a patient. The first patent family covers a method of using a MEK inhibitor in combination with a G12C inhibitor for treating a patient, and is pending as an international application. The second patent family covers a method of using a MEK inhibitor to treat a patient with certain mutations, and is pending as an international application. The third and fourth patent families cover methods of using a MEK inhibitor in combination with another therapeutic agent for treating a patient, which are pending as international applications. Any U.S. patents that will issue in the four families will have a statutory expiration date ranging from January of 2041 to February of 2042. We also have six patent families covering methods of using a MEK inhibitor to treat certain populations of patients and methods of using a MEK inhibitor in combination with another therapeutic agent for treating a patient, which are pending as provisional patent applications. Any U.S. patents that will issue in the six families will have a statutory expiration date ranging from May of 2042 to December of 2042.

FAK inhibition program

We have exclusively licensed a portfolio of patent applications owned by Pfizer, Inc. (Pfizer), which are directed to FAK inhibitor compounds and methods of their use, for example in cancer. One patent family is related generally to defactinib. This patent family includes issued patents having claims covering defactinib generically and specifically. For example, US 7,928,109 covers the composition of matter of defactinib specifically, and US 8,247,411 covers the composition of matter of defactinib generically. Also included are issued and pending patent applications having claims directed to methods of treatment and methods of making defactinib. For example, US 8,440,822 and US 10,450,297 cover methods of making defactinib. Any U.S. patents that have issued or will issue in this family will have a statutory expiration date in April of 2028. Related cases are pending worldwide, including in Thailand, and granted in Australia, Europe, Brazil, Mexico, India, Hong Kong, Canada, China, Korea, Israel, New Zealand, South Africa, Singapore, Taiwan, and Japan.

In addition to the issued and pending patent applications exclusively licensed from Pfizer, we own three patent families covering defactinib. One family is directed to compositions (e.g., oral dosage forms) of defactinib and certain methods of use. Any U.S. patents that will issue in this family will have a statutory expiration date in January of 2035. Patent applications in this family are pending worldwide, including in the United States, Thailand, New Zealand, Brazil, Korea, Israel, Hong Kong, Canada, and China, and granted in Australia, Europe, Mexico, Japan, Singapore, and South Africa. The second family is directed to methods of using a FAK inhibitor, such as defactinib, in combination with a MEK inhibitor for treating a patient. Any U.S. patents that will issue in this family will have a statutory expiration date in February of 2035. Patent applications in this family are pending worldwide, including for example in Japan, and granted in the United States, Hong Kong, and Europe. The third family is directed to methods of using a FAK inhibitor, such as defactinib, in combination with an immunotherapeutic agent. Any U.S. patents that have issued or will issue in this family will have a statutory expiration date in June of 2036. Patent applications in this family are pending worldwide, including for example in Europe, South Africa, New Zealand, Brazil, Eurasia, Korea, Singapore, Israel, Canada, Mexico, Japan, and Hong Kong, and granted in the United States, Australia, and China.

Our licensed portfolio of patent applications from Pfizer also includes four families of patent applications directed to VS-6062 and related methods of use. The patent families include issued and pending patent applications having claims directed to VS-6062, methods of manufacture, and pharmaceutical salts. Patents have issued in these families in the United States that will expire in December of 2023, April of 2025, and November of 2028, respectively. Related cases have been granted worldwide, including in Australia, Canada, China, Japan, and Europe. Stanford University has an option to certain United States rights in VS-6062.

Other programs

We also own one patent family covering a method of treating a patient having a cytokine release syndrome using a PI3K inhibitor, which is pending as an international application. Any U.S. patents that will issue in this family will have a statutory expiration date in April 2041.

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

In connection with the Secura APA, we and Secura entered into a transition services agreement (Secura TSA). Under the terms of the Secura TSA, we provided certain support functions at Secura’s direction for a term of less than one year from the date of execution. Services performed were paid at a mutually agreed upon rate.

Chugai Pharmaceutical Co., Ltd.

On January 7, 2020, we entered into a license agreement with Chugai (the Chugai Agreement) whereby Chugai granted us an exclusive worldwide license for the development, commercialization, and manufacture of products containing VS-6766.

Under the terms of the Chugai Agreement, we received an exclusive right to develop and commercialize products containing VS-6766 at our own cost and expense. In February 2020, we paid Chugai a non-refundable payment of $3.0 million. We are further obligated to pay Chugai double-digit royalties on net sales of products containing VS-6766, subject to reduction in certain circumstances. Chugai also obtained opt back rights to develop and commercialize VS-6766 (a) in the European Union, which option may be exercised through the date we submit a New Drug Application (NDA) to the FDA for a product which contains VS-6766 as the sole active pharmaceutical ingredient and (b) in Japan and Taiwan, which option may be exercised through the date we receive marketing authorization from the FDA for a product which contains VS-6766 as the sole active pharmaceutical ingredient. As consideration for executing either option, Chugai would have to make a payment to us calculated on the Company’s development costs to date. Chugai and we have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.

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

COMPETITION

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, side effects, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are many generic products currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

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

In addition to currently marketed therapies, there are also a number of products in late stage clinical development to treat cancer. These products in development may provide efficacy, safety, convenience, and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

RAF/MEK inhibition program

There are other companies with approved RAF and/or MEK inhibitors with FDA approval in the market. Such companies include:

●	Novartis AG, which has received FDA approval for TaflinarTM (dabrafenib), a RAF inhibitor, in combination with MekinistTM (trametinib), a MEK inhibitor, for treatment of patients with unresectable or metastatic melanoma with BRAF V600E or V600K mutations, adjuvant treatment for melanoma with BRAF V600E or V600K mutations and involvement of lymph nodes following complete resection, metastatic NSCLC with BRAF V600E or V600K mutations and locally advanced or metastatic anaplastic thyroid cancer with BRAF V600E mutation;
●	Pfizer, through its acquisition of Array BioPharma, Inc, has received FDA approval for BraftoviTM (encorafenib), a RAF inhibitor, in combination with MektoviTM (binimetinib), a MEK inhibitor, for treatment of patients with unresectable or metastatic melanoma with a BRAF V600E or V600K mutation. In addition, the FDA has granted approval for BraftoviTM (encorafenib) in combination with ErbituxTM (cetuximab), an anti-EGFR antibody for treatment of adult patients with metastatic CRC with a BRAF V600E mutation;
●	Genentech, Inc. a member of the Roche Company, which has received FDA approval for ZelborafTM (vemurafenib), a RAF inhibitor, in combination with CotellicTM (cobimetinib), a MEK inhibitor, to treat patients with unresectable or metastatic melanoma with a BRAF V600E or V600K mutation; and
●	AstraZeneca and Merck & Co., Inc. has received FDA approval for KoselugoTM (selumetinib), a MEK inhibitor, for the treatment of pediatric patients two years of age and older with neurofibromatosis type 1 (NF1) who have symptomatic inoperable plexiform neurofibromas.

FAK inhibition program

There is a company, InxMed, developing a FAK small molecule inhibitor program. We believe InxMed is conducting phase 1 clinical trials of their product candidate IN10018.

RAS Pathway Inhibitors

There is one company with an approved drug with FDA approval targeting the RAS pathway in the market and companies working to develop therapies to target the RAS pathway. We believe the following companies, among others, have an approved drug, developed or in the clinical stage of development of compounds targeting the RAS pathway:

●	Amgen, Inc., has received FDA approval for LUMAKRASTM (sotorasib) for the treatment of adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC, who have received at least one prior systemic therapy. In addition, we believe Amgen, Inc. is conducting Phase 1, Phase 2 and Phase 3 clinical trials of LUMAKRASTM (sotorasib).
●	Mirati Therapeutics, Inc., which we believe is conducting Phase 2 and Phase 3 clinical trials of adagrasib (MTRX-849);
●	Revolution Medicines, Inc., which we believe is conducting Phase 2 clinical trial of RMC-4630 in collaboration with Sanofi and a Phase 1 clinical trial of RMC-5552;
●	SpringWorks Therapeutics, Inc., which we believe is conducting phase 2 clinical trial of mirdametinib;

●	Recursion Pharmaceuticals, Inc., which we believe is conducting phase 2 and phase 1 clinical trials of REC-4881;
●	Fochon Pharmaceutical Ltd. which we believe is conducting phase 2 and phase 1 clinical trials of FCN-159;
●	Eisa Co., Ltd., which we believe is conducting phase 1 clinical trials of E-6201;
●	Binjang Pharma, Inc. which we believe is conducting phase 2 and phase 1 clinical trials of HL-085;
●	Jiangsu Hengrui Medicine Co., Ltd., which we believe is conducting phase 1 clinical trials of SHR-7390;
●	Mapkure, LLC, together with BeiGene Ltd. and SpringWorks Therapeutics, Inc., which we believe is conducting a phase 2 clinical trial of BGB-3245;
●	BeiGene Ltd., which we believe is conducting phase 2 clinical trials of lifrafenib;
●	Fore Biotherapeutics, Inc., which we believe is conducting a phase 2 clinical trial of FORE-8394 (previously PLX-8394);
●	Day One Biopharmaceuticals, Inc., which we believe is conducting phase 2 and phase 1 clinical trials of DAY-101 (tovorafenib);
●	Novartis AG, which we believe is conducting phase 1 clinical trials of naporafenib (LXH-254);
●	Genentech Inc., which we believe is conducting a phase 1 clinical trial of belvarafenib;
●	Relay Therapeutics, Inc., which we believe is conducting a phase 1 clinical trial of RLY-1971;
●	Kinnate Biopharma, Inc., which we believe is conducting phase 1 clinical trials of KIN-2787;
●	Boehringer Ingelheim, which we believe is conducting Phase 1 clinical trials of BI 1701963 and BI 3011441; and
●	Moderna, Inc., which we believe is conducting a Phase 1 clinical trial of mRNA-5671.

Oncology

In addition to companies that have inhibitors addressing our targets of interest, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive, with over 1,000 molecules currently in clinical development.

MANUFACTURING

We contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials, and we intend to continue to do so in the future. We currently work with one contract manufacturing organization (CMO) for the manufacture of VS-6766 drug product, one CMO for the production of VS-6766 drug substance, and one CMO for VS-6766 drug packaging/labeling. For defactinib, we currently have one CMO for the manufacture of drug product, one CMO for the production of drug substance, and one CMO for drug packaging /labeling. We have development agreements in place with these CMOs and we obtain drug substance, drug product and packaging/labeling services from these CMOs on a purchase order basis. We may elect to pursue relationships with other CMOs for manufacturing of drug product, drug substance, and packaging/labeling for later-stage clinical trials, commercialization or for risk management. We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our CMOs.

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

United States drug approval process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s good laboratory practice (GLP) regulations and applicable requirements for the humane use of laboratory animals or other applicable requirements;
●	submission to the FDA of an investigational new drug (IND) application, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (IRB) at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCP) and other clinical-trial related regulations to establish the safety and efficacy of the proposed drug for each indication;
●	submission to the FDA of an NDA and payment of user fees for FDA review of NDA;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (cGMP) requirements and to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

●	FDA review and approval of the NDA.

Preclinical studies

Before testing any product candidate in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective thirty days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a NDA or, in certain circumstances, post-approval.

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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, scheduled in 2022 to exceed $3.1 million, and the sponsor of an approved NDA is also subject to annual program fees, based on the number of approved products. These fees are typically adjusted annually. User fee statutory authority expires every five years. The Prescription Drug User Fee Act was re-authorized for an additional five years in 2017 until 2022. Fee waivers are available in certain circumstances, including a waiver of the application fee for an orphan drug application.

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

After the FDA’s evaluation of the NDA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If the FDA issues a complete response letter, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the NDA.

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

Expedited Development and Review Programs

The FDA has various programs, including fast track designation, breakthrough therapy designation, priority review and accelerated approval, which are designed to expedite or facilitate the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs and biologics to patients earlier than under standard FDA review procedures.

Fast Track Designation. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that the product is intended for the treatment of a serious or life-threatening condition for which there is no effective treatment, and demonstrates the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor’s request.

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

Breakthrough Designation. A drug may be designated as a breakthrough therapy if the drug is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The breakthrough therapy designation provides all the benefits of the fast track program, including the eligibility for rolling review. The FDA may take certain administrative actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team and taking other steps to aid sponsors in designing the clinical trials.

Although breakthrough designation does not affect the regulatory standards for approval, the frequent interactions with the FDA may facilitate a more efficient development program. In addition, the breakthrough designation may be withdrawn by the FDA if the FDA believes that the drug no longer meets the conditions for qualification.

Priority Review. Under FDA policies, a product candidate may be eligible for priority review, or review within a six-month time frame, compared to the ten-month time frame for a standard review, from the time a complete application is accepted for filing. Products regulated by the FDA’s Center for Drug Evaluation and Research (CDER) are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease.

Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of one or more Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

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

Combination Therapy

Combination therapy is a treatment modality that involves the use of two or more drugs to be used in combination to treat a disease or condition. If those drugs are combined in one dosage form, such as one pill, that is known as a fixed dose combination product and it is reviewed pursuant to the FDA’s Combination Rule at 21 CFR 300.50. The Rule provides that two or more drugs may be combined in a single dosage form when each component contributes to the claimed effects and the dosage of each component (amount, frequency, duration) is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy as defined in the labeling for the drug.

But not all combination therapy falls under the category of a fixed dose combination. For example, the FDA recognizes that two drugs in separate dosage forms and in separate packaging, that otherwise might be administered as monotherapy for an indication, also may be used in combination for the same indication. In 2013, the FDA issued guidance to assist sponsors that were developing the range of combination therapies that fall outside the category of fixed dose combinations. That guidance provides recommendations and advice on such topics as: (1) assessment at the outset whether two or more therapies are appropriate for use in combination; (2) guiding principles for nonclinical and clinical development of the combination; (3) options for regulatory pathways to seek marketing approval of the combination; and (4) post-marketing safety monitoring and reporting obligations. Given the wide range of potential combination therapy variations, the FDA indicated it intends to assess each potential combination on a case-by case basis and encouraged sponsors to engage in early and regular consultation with the relevant review division at the agency throughout the development process for its proposed combination.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a Risk Evaluation and Mitigation Strategy program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	consent decrees, corporate integrity agreements, injunctions or the imposition of civil or criminal penalties.

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

Medicare is a federal program that is administered by the federal government that covers individuals aged 65 and over as well as those with certain disabilities. Oral drugs may be covered under Medicare Part D. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Under the Medicare Coverage Gap Discount Program, manufacturers with marketed brand name drugs are required to provide a 70% discount the negotiated price for on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

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

In the United States, federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, healthcare, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Healthcare Reform Act, which expanded healthcare coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs as well as the imposition of annual fees on manufacturers of branded pharmaceuticals. There have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain mandated health insurance coverage beginning in 2019. The Healthcare Reform Act has also been subject to judicial challenge. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Healthcare Reform Act brought by several states without specifically ruling on the constitutionality of the Healthcare Reform Act. Prior to the Supreme Court’s decision,

Beyond the Healthcare Reform Act, there have been ongoing health care reform efforts. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Other reform efforts affect pricing or payment for drug products. For example, the Medicaid Drug Rebate Program has been subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap increased from 50% to 70%. Additional reform efforts are likely. The Biden administration has focused on reforms that would address the high cost of drugs. In response to an Executive Order from President Biden, the Secretary of the Department of Health and Human Services issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs. In addition, Democrats included drug pricing reform provisions reflecting elements of the plan in a broader proposed spending package in late 2021 - such as capping Medicare Part D patients out-of-pocket costs; establishing penalties for drug prices that increase faster than inflation in Medicare; and authorizing the federal government to negotiate prices on certain, select high cost drugs under Medicare Parts B and D.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026.

Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been efforts at the federal level to implement measures to regulate drug pricing or payment for pharmaceutical products, including legislation on drug importation. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices. As another example, legislation passed in 2019 revised how certain prices reported by manufacturers under the Medicaid Drug Rebate Program are calculated and legislation enacted in 2021 eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

HUMAN CAPITAL RESOURCES

We believe our employees are among the most important assets to our company and are key to achieving our goals and expectations. Accordingly, we focus significant attention on attracting and retaining talented individuals. To support these objectives, our human resources programs reflect our commitment to our core values (Purposeful, Unwavering, Influential, Insightful and Symbiotic) and are designed to prioritize our employees’ well-being, support their career goals, offer competitive wages and benefits, and enhance our culture through efforts aimed at making the workplace more satisfying, engaging and inclusive.

In order to attract qualified applicants to Verastem and retain such employees, we offer a total rewards package consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on our achievement of corporate goals and individual performance. In addition, many of our employees are stockholders of the Company through participation in our Employee Stock Purchase Plan, which aligns the interests of our employees with our stockholders by providing stock ownership on a tax-deferred basis. We also provide for employer matching contributions equal to 100% of employee deferral contributions up to a deferral rate of 6% of eligible compensation to our Section 401(k) retirement savings plan.

As of December 31, 2021, we had 48 full-time equivalent employees, including a total of 9 employees with M.D. or Ph.D. degrees, and 3 part-time employees. Of the full-time equivalent employees, 30 employees are engaged in research and development activities. We consider the intellectual capital of our employees to be an essential driver of our business and key to our success.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

BUSINESS—EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers as of February 28, 2022.

Name	Age	Position
Brian Stuglik	62	Chief Executive Officer
Daniel Paterson	60	President, Chief Operating Officer
Robert Gagnon	47	Chief Business and Financial Officer

Brian Stuglik, age 62, has served as our Chief Executive Officer since July 2019 and as a member of our Board of Directors since September 2017. Mr. Stuglik founded Proventus Health Solutions in January 2016 and has over three decades of experience in U.S. and international pharmaceutical development, product strategy, and commercialization. Prior to founding Proventus Health Solutions, Mr. Stuglik served as the Vice President and Chief Marketing Officer for the oncology division of Eli Lilly and Company, from 2009 to December 2015. Mr. Stuglik received a Bachelor of Science in Pharmacy from Purdue University and holds memberships in the American Society of Clinical Oncology, the American Association of Cancer Research, and the International Association for the Study of Lung Cancer.

Daniel Paterson, age 60, has served as our President since June 2019 in addition to serving as our Chief Operating Officer since December 2014, our Chief Business Officer from July 2013 to December 2014 and as our Vice President, Head of Corporate Development and Diagnostics from March 2012 until July 2013. Prior to joining us in March 2012, Mr. Paterson was a consultant in 2011. From 2009 through 2010, Mr. Paterson was the Chief Operating Officer of On-Q-ity. Mr. Paterson was the President and Chief Executive Officer of The DNA Repair Company from 2006 until 2009, when it was acquired by On-Q-ity. Previously, he held senior level positions at IMS Health, CareTools, OnCare, and Axion. Mr. Paterson holds a B.A. in Biology from Boston University, and attended the Northeastern University Graduate Pharmacology program.

Robert Gagnon, age 47, joined Verastem as Chief Financial Officer in August 2018. Prior to joining us, Mr. Gagnon served as the Chief Financial Officer for Harvard Bioscience, Inc. from November 2013 to August 2018. From 2012 through 2013, Mr. Gagnon served as the Executive Vice President, Chief Financial Officer and Treasurer at Clean Harbors, Inc. Mr. Gagnon’s prior experience includes serving as Chief Accounting Officer and Controller at Biogen Idec, Inc., as well as a variety of senior positions at Deloitte & Touche, LLP, and PriceWaterhouseCoopers, LLP. Mr. Gagnon holds an M.B.A. from the MIT Sloan School of Management and a Bachelor of Arts degree in accounting from Bentley College.

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

ITEM 1A.  Risk Factors

Investment in our Common Stock involves a high degree of risk. You should carefully consider the risks that are summarized below and discussed in greater detail in the following pages before making an investment decision. If any of the following risks and uncertainties actually occur, our business, financial condition, and results of operations could be negatively impacted, and you could lose all or part of your investment.

Summary of Risk Factors

●	The approval of our product candidates as single agents or part of a combination therapy for the treatment of certain cancers may be more costly than our prior clinical trials, may take longer to achieve regulatory approval, may be associated with new, more severe or serious and unanticipated adverse events, and may have a smaller market opportunity.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize such candidates, and our ability to generate revenue will be materially impaired.
●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	If serious adverse or unexpected side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	Our approach to the treatment of cancer through cell death, inhibition of tumor growth, and the disruption of the tumor microenvironment is relatively unproven, and we do not know whether we will be able to develop any products of significant commercial value.
●	We may need additional funding. If we are unable to raise capital if needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts, including for VS-6766.
●	Raising additional capital or entering into certain licensing arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.
●	Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to obtain marketing approval for or successfully commercialize any of our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has, and may in the future, adversely affect our business.
●	We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.
●	We rely in part on third parties to conduct our clinical trials and preclinical testing, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for and commercialize any of our other product candidates.
●	We intend to rely on third parties to conduct investigator sponsored clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We contract with third parties for the manufacture of our product candidates and for compound formulation research, and these third parties may not perform satisfactorily.
●	We may not be successful in obtaining necessary rights to compounds and product candidates for our development pipeline through acquisitions and in-licenses.
●	If we are unable to obtain and maintain patent protection for our products, or if our licensors are unable to obtain and maintain patent protection for the products that we license from them, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
●	We depend on Secura for the achievement and payment of the contingent consideration under the asset purchase agreement between us and Secura, pursuant to which we sold the COPIKTRA assets to Secura. If Secura is unsuccessful in developing and commercializing COPIKTRA, we may not receive such payments or otherwise capitalize on the market potential of COPIKTRA.
●	We have incurred significant losses since our inception. We may incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the source of gain for our stockholders.

Risk Factors

Risks Related to the Development of Our Product Candidates.

We may not be successful in obtaining necessary rights to compounds and product candidates for our development pipeline through acquisitions and in-licenses.

We may seek to acquire new compounds and product candidates from other pharmaceutical and biotechnology companies, academic scientists and other researchers, such as our exclusive in-license from Pfizer, and Chugai to research, develop, commercialize, and manufacture products in oncology indications containing defactinib and VS-6766, respectively. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, and sales resources, may compete with us for the license or acquisition of product candidates and approved products. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We also may be unable to license or acquire the relevant compound or product candidate on terms that would allow us to make an appropriate return on our investment. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including manufacturing, pre-clinical testing, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development.

In addition, future product or business acquisitions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management's time and attention to develop acquired products, product candidates, or technologies;
●	higher than expected acquisition and integration costs;
●	increased amortization expenses; and
●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions.

Future business acquisitions may also entail certain additional risks, such as:

●	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to motivate key employees of any acquired businesses.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, a further review and analysis of this data may change the conclusions drawn from this unaudited data indicating less promising results than we currently anticipate.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols, and the rate of dropout among clinical trial participants. There also may be significant variability in the safety results obtained through the long-term follow-up of patients from ongoing studies. We do not know whether any clinical trial we may conduct or follow-up data we collect will demonstrate consistent or adequate efficacy and/or safety sufficient to obtain regulatory approval to market our product candidates.

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

Preclinical studies and preliminary and interim data from clinical trials of our product candidates are not necessarily predictive of the results or success of ongoing or later clinical trials of our product candidates. If we cannot replicate the results from our preclinical studies and clinical trials of our product candidates, we may be unable to successfully develop, obtain regulatory approval for, and commercialize our product candidates.

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

We are developing product candidates to treat cancer by using targeted agents to cause cell death, inhibition of tumor growth, and disruption of the tumor microenvironment, and thereby thwart the growth and proliferation of cancer cells.

Research on the use of small molecules to cause cell death, inhibition of tumor growth, and disruption of the tumor microenvironment is an emerging field and, consequently, there is still uncertainty about whether defactinib and VS-6766 are effective in improving outcomes for patients with cancer.

Any products that we develop may not effectively cause cell death, inhibition of tumor growth, and disruption of the tumor microenvironment. While we are currently conducting clinical trials for product candidates that we believe will cause cell death, inhibition of tumor growth, and disruption of the tumor microenvironment, we may not ultimately be successful in demonstrating their efficacy, alone or in combination with other treatments.

The approval of our product candidates as single agents or part of a combination therapy for the treatment of certain cancers may be more costly than our prior clinical trials, may take longer to achieve regulatory approval, may be associated with new, more severe or serious and unanticipated adverse events, and may have a smaller market opportunity.

Part of our current business model involves conducting clinical trials to study the effects of combining our product candidates with other approved and investigational targeted therapies, chemotherapies, and immunotherapies to treat patients with cancer. Regulatory approval for a combination treatment generally requires clinical trials to evaluate the activity of each component of the combination treatment. As a result, it may be more difficult and costly to obtain regulatory approval of our product candidates for use as part of a combination treatment than obtaining regulatory approval of our product candidates alone. In addition, we also risk losing the supply of any approved or investigational product being combined with our product candidate in these clinical trials. Furthermore, the potential market opportunity for our product candidates is difficult to estimate precisely. For instance, if one of our product candidates receives regulatory approval from a combination study, it may be approved solely for use in combination with the approved or investigational product in a particular indication and the market opportunity our product candidate would be dependent upon the continued use and availability of the approved or investigational product. In addition, because physicians, patients, and third-party payors may be sensitive to the addition of the cost of our product candidates to the cost of treatment with the other products, we may experience downward pressure on the price that we can charge for our product candidates if they receive regulatory approval. Further, we cannot be sure that physicians will view our product candidates, if approved as part of a combination treatment, as sufficiently superior to a treatment regimen consisting of only the approved or investigational product. Additionally, the adverse side effects of our product candidates may be enhanced when combined with other products. If such adverse side effects are experienced, we could be required to conduct additional pre-clinical and clinical studies, and if such adverse side effects are severe, we may not be able to continue the clinical trials of the combination therapy because the risks may outweigh the therapeutic benefit of the combination.

We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, including Novartis AG, Pfizer, Genentech, Inc., AstraZeneca PLC, Mirati, Amgen, Revolution Medicines, Inc., Relay Therapeutics, Inc., Boehringer Ingelheim, Moderna, Inc. and others. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

Many of our competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

We have invested a significant portion of our efforts and financial resources in the research and development of our product candidates. Our ability to generate product revenues will depend heavily on the successful commercialization and development of our product candidates. The success of our product candidates will depend on several factors, including the following:

●	initiation and successful enrollment and completion of our clinical trials;
●	receipt of marketing approvals from the FDA and other regulatory authorities for our future product candidates, including pricing approvals where required;
●	establishing and maintaining commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	establishing and maintaining commercial capabilities, including hiring and training a sales force, and launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
●	acceptance of the products, if and when approved, by patients, the medical community, and third-party payors;
●	securing and maintaining coverage and adequate reimbursement for our products from third party payors;
●	effectively competing with other therapies; and
●	a continued acceptable safety and efficacy profile of the products following approval.

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

Our product candidates are in various stages of clinical development, and their risk of failure is high. It is impossible to predict when or if our other product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk benefit perspective. Patients in our clinical trials have experienced serious adverse events, deemed by us and the clinical investigator to be related to our product candidates. Serious adverse events generally refer to adverse events, that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such outcomes.

VS-6766 and defactinib are in our Phase 1 and Phase 2 clinical trials, and the development program continues to progress. For both VS-6766 and defactinib, the toxicities reported to date have been predictable and manageable.

As a result of adverse events observed to date, or further safety or toxicity issues that we may experience in our clinical trials in the future, we may not receive approval to market any product candidates, which could prevent us from ever generating revenue from the sale of products or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our products candidates for any or all targeted indications. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. In addition, while we and our clinical trial investigators currently determine if serious adverse or unacceptable side effects are drug related, the FDA or other non-U.S. regulatory authorities may disagree with our or our clinical trial investigators’ interpretation of data from clinical trials and the conclusion that a serious adverse effect or unacceptable side effect was not drug related.

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

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, has and may in the future adversely affect our business.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities, our financial condition and our results of operations. For example, United States residents and businesses in major urban centers have been hit especially hard by the global spread of COVID-19, which has resulted in certain disruptions to our business and may in the future result in additional disruptions to our business. Examples of both include:

●	Shortages of personnel at clinical trial sites and delay in startup activities. Shortages in personnel in clinics and hospitals have cause some United States sites to institute limits on new clinical trials which could impact our ability to open new sites for our clinical trials. Clinics in Europe and United States continue to have delays in startup activities due to the ongoing pandemic and the increase in COVID-19 variant infections. In addition, participant dosing, study monitoring and data analysis may be paused or delayed due to changes in hospital or academic institution policies, federal, state, or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the COVID-19 pandemic.
●	Accessibility limitations on our contract research organizations (CROs). The ability of principal investigators and site staff to perform their functions, who, as healthcare providers, may have heightened exposure to COVID-19, could be disrupted and cause elongation or de-prioritization of our clinical trials, increase the costs related to such development, and materially adversely impact our clinical trial operations.
●	Capital markets volatility. Equity and debt markets have experienced significant volatility since the spread of COVID-19 into the United States, which makes it more difficult to raise capital at a reasonable valuation or at all.
●	Limitations on third-party manufacturers and distributors. We currently utilize third parties to, among other things, supply raw materials, produce drug substance, drug product, and drug packaging. Some of our third party manufacturers and distributors may in the future be limited and, at times, precluded from delivering us raw materials, drug substance, drug product, and drug packaging on a timely basis, for a variety of reasons, including without limitation to an evolving understanding of how international, federal, and/or state authorities define “essential business”, their inability to remain open due to lost business in other parts of their portfolios, or because of international, federal, and/or state prioritization orders requiring our manufacturers to produce for and our distributors to distribute to governmental entities, competitors and/or other companies before they produce for us.
●	Health risks for our employees. The health and wellbeing of our employees, including the employees of our third parties is at risk – if a significant number of our personnel were to be diagnosed with COVID-19, placed in quarantine due to potential exposure to COVID-19, or need to care for family members diagnosed with COVID-19, it may result in significant business disruption.
●	Work-from-home limitations. We have asked most employees to primarily work from home, which could impact our ability to effectively plan, execute, communicate, and maintain our corporate culture. The remote working environment could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.
●	Regulatory disruption. There may be interruptions or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines.
●	Business interruptions or disruptions. There may be interruptions or disruptions that directly or indirectly adversely affect our or our current or potential collaboration partners’ organizations, which may delay or disrupt our business plans or impact a collaboration partner’s ability to fully perform under our agreements with them.

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

On September 30, 2020, we completed the disposition of the Company’s rights, title, and interest in and to COPIKTRA to Secura. Under the terms of the asset purchase agreement with Secura, we are entitled to contingent consideration, including milestone payments and royalties, dependent upon the further development and commercial success of COPIKTRA. Accordingly, our ability to receive the contingent consideration will depend on Secura’s ability to successfully develop and commercialize COPIKTRA.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We may incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. As of December 31, 2021, we had an accumulated deficit of $663.7 million. To date, we have generated minimal product revenues and have financed our operations primarily through public and private offerings of our common stock, sales of our common stock pursuant to our at-the-market equity offering programs, our loan and security agreement, as amended, with Hercules Capital Inc. (Hercules), the issuance of our 5.00% Convertible Senior Notes due 2048 (2018 Notes), upfront payments under our license and collaboration agreements with Yakult, CSPC, and Sanofi, and the upfront payment under the Secura APA. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and may incur operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue our ongoing clinical trials with our product candidates, including with defactinib and VS-6766;
●	initiate additional clinical trials for our product candidates;
●	maintain, expand, and protect our intellectual property portfolio;
●	acquire or in-license other products and technologies;
●	hire additional clinical, development, and scientific personnel; and

●	establish and maintain a sales, marketing and distribution infrastructure to commercialize any products for which we obtain marketing approval.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, and manufacturing, marketing, and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We may need additional funding. If we are unable to raise capital if needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, including for VS-6766.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of our product candidates. We expect our existing cash resources at December 31, 2021 will be sufficient to fund our current operating plan and capital expenditure requirements through at least next twelve months from the issuance date of these financial statements. We may need to obtain additional funding in connection with our continuing operations, including for our clinical development programs. Our future capital requirements will depend on many factors, including:

●	the scope, progress, and results of our ongoing and potential future clinical trials;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs, timing, and outcome of regulatory review of our product candidates (including our efforts to seek approval and fund the preparation and filing of regulatory submissions);
●	revenue received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property related claims; and
●	our ability to establish collaborations or partnerships on favorable terms, if at all.

Conducting clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval of any of our product candidates. Our commercial revenues will be derived from sales of products. Even if our product candidates gain approval, it may take several years to achieve a significant level of sales, and as a result we may need to continue to rely on additional financing to further our clinical development objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Unfavorable economic conditions could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Unfavorable macroeconomic conditions and other adverse macroeconomic factors have resulted, among other matters, in tightening in the debt and equity markets, and high levels of inflation. For example, tightening of the equity markets, makes it more difficult to raise capital at a reasonable valuation or at all. In addition, the U.S. Bureau of Labor Statistics has reported for the period from January 2021 to January 2022, the Consumer Price Index for All Urban Consumers rose 7.5 percent, which is the largest 12-month increase since the 12 month period ended February 1982. If the inflationary pressure continues for a prolonged period, it may continue to result in increased costs of labor, cost of clinical trials, and costs of manufacturing which could adversely affect our results of operations.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2021, we had U.S. federal and state net operating loss (NOL) carryforwards of approximately $410.6 million and $219.0 million, respectively. As of December 31, 2021, we also had federal and state tax credits of $3.5 million and $1.3 million, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2041, except for $214.9 million of federal NOL carryforwards which may be carried forward indefinitely. Sections 382 and 383 of the Internal Revenue Code and similar provisions under state law limits the annual use of NOL carry-forwards and tax credit carryforwards, respectively, following an ownership change pursuant to section 382 of the Internal Revenue Code and similar state provisions. In general, an ownership change occurs for purposes of Section 382 if there are certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

Based on our analysis under Section 382, we believe that our federal NOL carryforwards, state NOL carryforwards, research and development credits, and orphan drug credits are limited by Section 382 and similar provisions under state law as of December 31, 2021. The portion of federal NOL carryforwards, state NOL carryforwards, research and development credits, and orphan drug credits that were determined to be limited by Section 382 and similar provisions under state law have been written off as of December 31, 2021. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. We may not be able to use some or all of our NOL and tax credit carryforwards, even if we attain profitability.

Risks Related to Our Dependence on Third Parties

We rely in part on third parties to conduct our clinical trials and preclinical testing, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for and commercialize any of our other product candidates.

We rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct, provide monitors for, and manage data from all of our clinical trials. We compete with many other companies for the resources of these third parties.

Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and ultimately the commercialization of our product candidates.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory agencies require us to comply with standards, commonly referred to as Good Clinical Practices (GCP) for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for some of our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We intend to rely on third parties to conduct investigator-sponsored clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.

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

Such arrangements will provide us certain information rights with respect to the investigator sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we do not have control over the timing and reporting of the data from investigator-sponsored trials, nor do we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

Additionally, the FDA or non-U.S. regulatory authorities may disagree with the sufficiency of our right of reference to the preclinical, manufacturing, or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing, or clinical data from these investigator-sponsored trials. If so, the FDA or other non-U.S. regulatory authorities may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate our planned trials and/or may not accept such additional data as adequate to initiate our planned trials.

We contract with third parties for the manufacture of our product candidates and for compound formulation research, and these third parties may not perform satisfactorily.

We do not have any manufacturing facilities or personnel. We currently obtain all of our supply of our product candidates for clinical development from third-party manufacturers or third-party collaborators, and we expect to continue to rely on third parties for the manufacture of clinical quantities of our product candidates. In addition, we currently rely on third parties for the development of various formulations of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent, or impair our development or commercialization efforts.

We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance or drug product. Even though we have supply agreements in place with our third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing agreement by the third party, including the misappropriation of our proprietary information, trade secrets, and know-how;
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
●	disruptions to the operations of our manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or a catastrophic event affecting our manufacturers or suppliers.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and harm our business and results of operations.

Any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any interruption of the development or operation of the manufacturing facilities due to, among other reasons, events such as order delays for equipment or materials, equipment malfunction, quality control, and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business, failure, or damage to a facility by natural disasters or public health crises, such as the COVID-19 pandemic, could result in the cancellation of shipments, loss of product in the manufacturing process, or a shortfall in available product candidates or materials.

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

Our drug development programs and the potential commercialization of our product candidates will require additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator's evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, and the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We may seek third-party collaborators for the development and commercialization of our product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators' abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates would pose the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator's strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing; collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

Our operations in foreign jurisdictions, and those of third parties for which we rely on, may be impacted by economic, political and social conditions in such jurisdictions.

Tensions between the Ukraine and Russia have escalated in recent months, culminating in Russia's recent invasion of the Ukraine. While we do not currently have clinical trials in Ukraine or Russia, we have clinical trial sites in Europe. We also source clinical supply for our product candidates from third party contract manufacturing organizations in Europe. Furthermore, Secura’s sublicensee, Sanofi, has exclusive rights to develop and commercialize products containing duvelisib in Russia, the Commonwealth of Independent States (CIS) including Ukraine, Turkey, the Middle East and Africa (collectively the “Sanofi Territory”) for which we are entitled to receive future milestones and royalties pursuant to the Secura APA. The invasion of Ukraine and the retaliatory measures taken or that may be taken by the United States, North Atlantic Treaty Organization (NATO) and others create global security concerns, including the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain, adversely affect our ability to conduct ongoing and future clinical trials of our product candidates, and the recognition of future milestones and royalties pursuant to the Secura APA in the Sanofi Territory.

Risks Related to Our Intellectual Property

If we fail to comply with our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements with third parties, including Pfizer and Chugai, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance, and other obligations on us. For example, under our license agreements with Pfizer and Chugai, we are required to use diligent or commercially reasonable efforts to develop and commercialize licensed products under the agreement and to satisfy other specified obligations. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or to convert the exclusive licenses to non-exclusive licenses, which could materially adversely affect the value of the product candidate being developed under these license agreements. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, which may not be possible. If Pfizer were to terminate its license agreement with us for any reason, we would lose our rights to defactinib. If Chugai were to terminate its license agreement with us for any reason, we could lose our rights to VS-6766.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our and our licensors' patent rights are highly uncertain. Our and our licensors' pending and future patent applications may not result in patents being issued which protect our products or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

Assuming the other requirements for patentability are met, in the United States, for patents that have an effective filing date prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. In March 2013, the United States transitioned to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our products. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, our licensors may have rights to file and prosecute such claims, and we are reliant on them.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to commercialize, develop, manufacture, market, and sell our product candidates without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom to operate searches to determine whether our use of certain of the patent rights owned by or licensed to us would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our products, we also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Achieving Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize such candidates, and our ability to generate revenue will be materially impaired.

Obtaining approval of an NDA can be a lengthy, expensive, and uncertain process. The activities associated with a product candidate's development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for product candidates will prevent us from commercializing such product candidates. We have not received approval to market any of our current product candidates from regulatory authorities in any jurisdiction in the United States. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate's safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. A product candidate may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be subject to more limited indications than those we propose or subject to restrictions or post approval commitments that render the approved product not commercially viable.

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

Any product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance, and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post marketing testing and surveillance to monitor the safety or efficacy of the product, including the imposition of a REMS.

The FDA closely regulates the post approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers' communications regarding off label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off label marketing.

In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such products, manufacturers, or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post marketing clinical trials;
●	warning or untitled letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution, or disgorgement of profits or revenue;
●	suspension or withdrawal of marketing approvals;

●	refusal to permit the import or export of our products;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

Healthcare providers, including physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, third-party payors, and other parties within the healthcare industry may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare and regulatory laws and regulations within the United States include the following:

●	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the anti-kickback statute or specific intent to violate it in order to have committed a violation;
●	the federal False Claims Act (FCA), which imposes criminal and civil penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government and actions under the FCA may be brought by private whistleblowers as well as the government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the FCA;
●	the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary's selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
●	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also establishes requirements related to the privacy, security, and transmission of individually identifiable health information which apply to many healthcare providers, physicians, and third-party payors with whom we interact;
●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act, or EKRA, enacted in 2018 prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities, and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;
●	the FDCA, which, among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs;
●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the so-called federal "sunshine law" or Open Payments that requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospital and, other healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, and some state laws regulate interactions between pharmaceutical companies and healthcare providers and require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information. State laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Similar healthcare and data privacy laws and regulations exist in the European Union and other foreign jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information. For example, in May 2018, a new privacy regime, the General Data Protection Regulation (GDPR), took effect enhancing our obligations with respect to operations in the European Economic Area (EEA), and increasing the scrutiny applied to transfers of personal data from the EEA (including health data from our clinical sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. The compliance obligations imposed by the GDPR have required us to revise our operations and increased our cost of doing business. In addition, the GDPR imposes substantial fines for breaches of data protection requirements, and it confers a private right of action on data subjects for breaches of data protection requirements. In connection with the separation from the European Union, the United Kingdom adopted similar legislation.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including arrangements we may have with physicians and other healthcare providers, or patient assistance programs, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Our employees, independent contractors, principal investigators, CROs, consultants, and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraud or other misconduct, including intentional failures to: comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post approval activities, and affect our ability to profitably sell any of our product candidates for which we obtain marketing approval.

The U.S. healthcare industry generally and U.S. government healthcare programs in particular are highly regulated and subject to frequent and substantial changes. The U.S. government and individual states have been aggressively pursuing healthcare reform. For example, in March 2010, President Obama signed into law the Health Care Reform Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. The law, for example, increased drug rebates under state Medicaid programs for brand name prescription drugs and extended those rebates to Medicaid managed care and assessed a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid.

The provisions of the Healthcare Reform Act have been subject to judicial and Congressional challenges, as well as efforts to modify certain requirements of the Healthcare Reform Act by executive branch order. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Healthcare Reform Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Healthcare Reform Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In Congress, there have been a number of legislative initiatives to modify, repeal and/or replace portions of the Healthcare Reform Act. Tax reform legislation enacted at the end of 2017 eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70% starting in 2019. Congress may consider other legislation to modify, repeal and/or replace certain elements of the Healthcare Reform Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the

Healthcare Reform Act brought by several states without specifically ruling on the constitutionality of the Healthcare Reform Act. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to (i) initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the government marketplace and (ii) instruct certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Healthcare Reform Act. We continue to evaluate the effect that the Healthcare Reform Act and its possible repeal, replacement or modification may have on our business. Such legislation and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products and product candidates.

In addition, other broader legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ commercial success. The Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2029. Pursuant to the CARES Act, as well as subsequent legislation, these reductions were suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities, and research institutions for similar personnel. Although we have implemented a retention plan for certain key employees, our retention plan may not be successful in incentivizing these employees to continue their employment with us. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We may expand our development, regulatory and future sales and marketing capabilities over time, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We may experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we may continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel when we expand. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our business and operations may be materially adversely affected in the event of computer system breaches or failures.

Despite the implementation of security measures, our internal computer systems, and those of our contract research organizations and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. Cybersecurity breaches may be the result of unauthorized activity by our employees and contractors, as well as by third parties who use cyberattack techniques involving malware, hacking and phishing, among others. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our key business processes and clinical development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could be exposed to liability, which could have a material adverse effect on our operating results and financial condition and possibly delay the further development and commercialization of our product candidates.

Risks Related to Our Common Stock

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition, or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

Our stock price has been volatile. Since January 27, 2012, when we became a public company, the price for one share of our common stock has reached a high of $18.82 and a low of $0.83 through December 31, 2021. We cannot predict whether the price of our common stock will rise or fall. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire, or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this "Risk Factors" section.

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

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish future revenue streams or valuable rights to product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

HOLDERS

As of February 28, 2022 there were 9 holders of record of our common stock and the closing price of our common stock on The Nasdaq Global Market as of that date was $1.20. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

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

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2016 through December 31, 2021. The comparison assumes $100 was invested after the market closed on December 31, 2016 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

Cumulative Total Return Comparison

	December 31,
	2016	2017	2018	2019	2020	2021
Verastem, Inc.	100.00	274.11	300.00	119.64	190.18	183.04
NASDAQ Composite	100.00	132.27	128.26	178.57	262.77	323.01
NASDAQ Biotechnology	100.00	121.63	110.85	138.69	175.33	175.37

PURCHASE OF EQUITY SECURITIES

We did not purchase any of our equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Reserved

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

OVERVIEW

We are a late stage development biopharmaceutical company, with ongoing registration directed trials, committed to advancing new medicines for patients battling cancer. Our pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

Our most advanced product candidates, VS-6766 and defactinib, are being investigated in both preclinical and clinical studies for treatment of various solid tumors, including, low-grade serous ovarian cancer (LGSOC), non-small cell lung cancer (NSCLC), colorectal cancer (CRC), pancreatic cancer, uveal melanoma, and endometrial cancer. We believe that VS-6766 may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors, or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

On August 10, 2020, we and Secura Bio, Inc. (Secura) signed an Asset Purchase Agreement (Secura APA) and on September 30, 2020, the transaction closed. Pursuant to the Secura APA, we sold our exclusive worldwide license for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib. Refer to Note 14. License, collaboration and commercial agreements for a detailed description of the terms and conditions of the Secura APA. With the transition of the duvelisib program to Secura, we are focusing our efforts on our lead product candidates, VS-6766 and defactinib.

Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA. We have financed our operations to date primarily through public offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules Capital, Inc. (Hercules) in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, Yakult and CSPC, the upfront payment under the Secura APA, the issuance of the 2018 Notes in October 2018, and the proceeds in connection with the PIPE. After the U.S. commercial launch of COPIKTRA on September 24, 2018, through our ownership period ending in September 2020, we financed a portion of our operations through product revenue.

As of December 31, 2021, we had an accumulated deficit of $663.7 million. Our net loss was $71.2 million, $67.7 million, and $149.2 million, for the years ended December 31, 2021, 2020, and 2019, respectively. We expect to incur significant expenses and may continue to incur operating losses for the foreseeable future as a result of the continued research and development of VS-6766 and defactinib. As of December 31, 2021, we had cash, cash equivalents, and investments of $100.3 million. We expect our existing cash resources will be sufficient to fund our planned operations through at least 12 months from the date of the issuance of these consolidated financial statements.

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

COVID-19 pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. We have been carefully monitoring the COVID-19 pandemic and its impact on our operations. All employees who are able to work from home have been primarily working from home since mid-March 2020. Shortages in personnel in clinics and hospitals have cause some United States sites to institute limits on new clinical trials which could impact our ability to open new sites for our clinical trials. In addition, clinics in Europe and United States continue to have delays in startup activities due to the ongoing pandemic and the increase in COVID-19 variant infections. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, new variants, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included within.

FINANCIAL OPERATIONS OVERVIEW

Revenue

From our U.S. commercial launch of COPIKTRA on September 24, 2018 through our ownership period ending in September 2020 product revenue, net represented the gross sales of COPIKTRA in the United States less provisions for product sales allowances and accruals. These provisions included trade allowances, rebates, chargebacks and discounts, product returns and other incentives. We sold COPIKTRA to a limited number of specialty pharmacies and specialty distributors. The provisions for product sales and allowances fluctuated based on the mix of sales to either specialty pharmacy or specialty distributor customers. See “Critical Accounting Policies and Significant Judgements and Estimates” below and Note 2. Significant Accounting Policies located within the notes to the financial statements included within for more information on the components of net U.S. product sales of COPIKTRA.

License and collaboration revenue to date has been generated through our license and collaboration agreements for the development and commercialization of duvelisib with Sanofi in the Sanofi Territory, CSPC in China, and Yakult in Japan. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) the manufacture of finished drug product, active pharmaceutical ingredient (API), or development materials for a partner, which are reimbursed at a contractually determined rate. Payments to us may include (i) up‑front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API or development materials, (iv) payments based upon the achievement of certain milestones, and (v) royalties on product sales.

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

Costs of sales - product

Cost of sales - product consisted of costs of COPIKTRA on which product revenue was recognized, royalties owed to Healthcare Royalty Partners (HCR) and Infinity we incurred as a result of such sales of COPIKTRA, and certain period costs. Certain of the costs of COPIKTRA units recognized as revenue during 2020 and 2019 were expensed prior to the September 2018 FDA marketing approval and, therefore, are not included in cost of sales during those periods period. There were no cost of sales – product in 2021.

Costs of sales - sale of COPIKTRA license and related assets

Cost of sales - sale of COPIKTRA license and related assets represent assets delivered to Secura as part of the sale pursuant to the Secura APA. This includes our intangible assets, certain duvelisib inventory, net duvelisib contract prepaid balances, and manufacturing equipment.

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including the development of our product candidates. Our research and development expenses consist of:

●	employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense;
●	external research and development expenses incurred under arrangements with third parties, such as contract research organizations (CROs), clinical sites, manufacturing organizations and consultants, including our scientific advisory board;
●	license fees;
●	facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment, and laboratory supplies; and

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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our product candidates or the period, if any, in which material net cash inflows from our product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	clinical trial results;
●	the scope, rate of progress, and expense of our research and development activities, including preclinical research and clinical trials;
●	the potential benefits of our product candidates over other therapies;
●	our ability to market, commercialize, and achieve market acceptance for any of our product candidates that we receive regulatory approval for;
●	the terms and timing of regulatory approvals; and
●	the expense of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense, in our executive, finance, legal, information technology, commercial, communication, human resources, and business development functions. Other selling, general, and administrative expenses include allocated facility costs, commercial costs, professional fees for legal, patent, investor and public relations, consulting, insurance premiums, audit, tax, and other public company costs.

Other, interest income and interest expense

Other expenses for the year ended December 31, 2020 and December 31, 2019, consists entirely of the mark-to-market adjustment of the bifurcated make-whole interest provision derivative liability related to the 2019 Notes. There was no other expense for the year ended December 31, 2021.

Interest income reflects interest earned on our cash, cash equivalents and available-for-sale securities.

Interest expense reflects interest expense due under both our term loan facility executed with Hercules and the Notes, as well as non-cash interest related to the amortization of debt discount and issuance costs.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued and prepaid research and development expenses, leases, stock-based compensation, revenue recognition, and collaborative agreements, described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Product revenue, net

Product Revenue, Net – From September 24, 2018 (the date of our U.S. commercial launch of COPIKTRA) through September 30, 2020 (the date we sold COPIKTRA to Secura), we sold COPIKTRA to a limited number of specialty pharmacies and specialty distributors in the United States. We recognized revenue on sales of COPIKTRA when a customer obtains control of the product, which occurs at a point in time (typically upon delivery). Product revenues are recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration include trade discounts and allowances, Third-Party Payer chargebacks and discounts, government rebates, other incentives, such as voluntary co-pay assistance, product returns, and other allowances that are offered within contracts between us and customers, payors, and other indirect customers relating to our sale of COPIKTRA. These reserves, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable or a current liability. These estimates take into consideration a range of possible outcomes based upon relevant factors such as customer contract terms, information received from third parties regarding the anticipated payor mix for COPIKTRA, known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled with respect to sales made.

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. Our analyses contemplate the application of the constraint in accordance with ASC 606. For the years ended December 31, 2020, and 2019, we determined a material reversal of revenue would not occur in a future period for variable consideration, and the transaction price was not reduced further. There was not any product revenue, net recorded for the year ended December 31, 2021. Actual amounts of consideration ultimately received could differ from our estimates. However, as of December 31, 2021, we do not have any reserve balances associated with product revenue, net.

Licenses and sales of intellectual property

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

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our collaboration and license agreements, we perform the following steps: (i) identification of the promised goods or services in the contract within the scope of ASC 606; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and d) the measure of progress in step (v) above. We use judgment to determine whether milestones or other variable consideration, except for royalties on license arrangements, should be included in the transaction price.

For sales of license and intellectual property, that include sale-based royalties, including milestone payments based on a level of sales, we evaluate whether the royalties and sales-based milestones are considered probable of being achieved and estimate the amount of royalties to include over the contractual term using the expected value method and estimate the sales-based milestones using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated royalty and milestone value is included in the transaction price. Royalties and sales-based milestones for territories for which there is not regulatory approval are not considered probable until such regulatory approval is achieved. We evaluate factors such as whether consideration is outside of our control, timeline for when the uncertainty will be resolved and historical sales of COPIKTRA if applicable. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and amount of royalty revenue to be received and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. At December 31, 2021, we determined $0.2 million of future potential royalties, we expect to receive pursuant to the Secura APA, were not constrained and have been recorded in the transaction price. As the consideration for future royalties is conditional, we recorded a corresponding contract asset for the expected future royalties. Portions of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional.

Refer to Note 2. Significant Accounting Policies, Note 6. Product revenue reserves and allowances and Note. 14. License, collaboration and commercial agreements to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of revenue.

Collaborative Arrangements

Collaborative Arrangements: Contracts are considered to be collaborative arrangements pursuant to GAAP when they satisfy the following criteria defined in ASC Topic 808, Collaborative Arrangements (ASC 808): (i) the parties to the contract must actively participate in the joint operating activity and (ii) the joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful. Payments received from or made to a partner that are the result of a collaborative relationship with a partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction or increase to research and development expense, respectively.

Accrued and prepaid research and development expenses

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

Refer to Note 2. Significant Accounting Policies, and Note. 4. Accrued expenses to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of accrued research and development expenses.

Stock-based compensation

For service-based awards, we recognize stock-based compensation expense for stock options, and restricted stock units (RSUs) issued to employees, directors and consultants based on the grant date fair value of the awards on a straight-line basis over the requisite service period. In addition, we issue shares under our employee stock purchase plan (ESPP) to employees. The fair value of our stock options and ESPP grants is estimated at the date of grant using the Black-Scholes option pricing model.

We have also granted performance-based RSUs and stock options with terms that allow the recipients to vest in a specific number of shares based upon the achievement of performance-based milestones as specified in the grants. Stock-based compensation expense associated with these performance-based RSUs and stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates of the time to vesting for the achievement of the performance-based milestones. If the actual achievement of the performance-based milestones varies from our estimates, stock-based compensation expense could be materially different than what is recorded in the period. The cumulative effect on current and prior periods of a change in the estimated time to vesting for performance-based RSUs and stock options will be recognized as compensation cost in the period of the revision, and recorded as a change in estimate.

While the assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our underlying assumptions and estimates, our stock-based compensation expense could vary significantly from period to period.

During the year ended December 31, 2021 we recorded $7.7 million of stock-based compensation expense. As of December 31, 2021, there was approximately $10.7 million of unrecognized stock-based compensation related to stock options, which are expected to be recognized over a weighted-average period of 3.2 years. As of December 31, 2021, there was approximately $6.0 million of unrecognized stock-based compensation related to RSUs, which are expected to be recognized over a weighted-average period of 3.7 years. See Note 2. Significant accounting policies and Note 9. Stock-based compensation to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of stock-based compensation.

Leases

Effective January 1, 2019, we adopted ASC Topic 842, Leases (ASC 842). This standard requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases.

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances within the arrangement. A lease is identified where an arrangement conveys the right to control the use of identified property, plant, and equipment for a period of time in exchange for consideration. Leases which are identified within the scope of ASC 842 and which have a term greater than one year are recognized on our consolidated balance sheets as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. We have elected not to recognize leases with terms of one year or less on our consolidated balance sheets. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rates to calculate the present value of lease payments. Incremental borrowing rates are the rates we incur to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of December 31, 2021, we have a right-of-use asset of $2.3 million and lease liability of $2.9 million which reflected on the consolidated balance sheets. See Note 2. Significant accounting policies and Note 7. Leases to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of leases.

RESULTS OF OPERATIONS

All financial information presented has been consolidated and includes the accounts of our wholly-owned subsidiaries, Verastem Securities Company and Verastem Europe GmbH. All intercompany balances and transactions have been eliminated in consolidation.

	Year Ended December 31,

	2021	2020	2019
Revenue:
Product revenue, net	$—	$15,232	$12,339
License and collaboration revenue	—	2,912	5,117
Sale of COPIKTRA license and related assets	1,447	70,000	—
Transition services revenue	606	372	—
Total revenue	2,053	88,516	17,456
Operating expenses:
Cost of sales - product	—	1,765	1,238
Cost of sales - intangible amortization	—	793	1,569
Cost of sales - Sale of COPIKTRA license and related assets	—	31,187	—
Research and development	39,347	41,376	45,778
Selling, general and administrative	24,115	62,755	101,212
Total operating expenses	63,462	137,876	149,797
Loss from operations	(61,409)	(49,360)	(132,341)
Other expense	—	(1,313)	(641)
Interest income	181	515	4,381
Interest expense	(9,972)	(15,794)	(20,608)
Loss on debt extinguishment	—	(1,580)	—
Net loss before income taxes	(71,200)	(67,532)	(149,209)
Income tax expense	—	(194)	—
Net loss	$(71,200)	$(67,726)	$(149,209)

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Product revenue, net. Product revenue net for the year ended December 31, 2021 (2021 Period) was $0.0 million compared to $15.2 million for the year ended December 31, 2020 (2020 Period). Product revenue, net consisted of net product sales of COPIKTRA in the United States. Pursuant to the Secura APA discussed in greater detail above within section Item 1. Business within heading Licenses and commercial agreements, we have sold our COPIKTRA license and as of September 30, 2020, we no longer sell COPIKTRA in the United States.

License and collaboration revenue. License and collaboration revenue for the 2021 Period was $0.0 million compared to $2.9 million for the 2020 Period. The 2020 Period license and collaboration revenue was comprised of Sanofi achieving two development milestones during the 2020 Period totaling $2.5 million and $0.4 million of duvelisib shipments to Sanofi, Yakult Honsha Co., Ltd. (Yakult), and CSPC Pharmaceutical Group Limited (CSPC).

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the 2021 Period was $1.4 million compared to $70.0 million for the 2020 Period. The sale of COPIKTRA license and related assets revenue for the 2021 Period primarily related to two regulatory milestone for $1.3 million achieved by Secura’s sublicensee and $0.2 million related to royalties we received and expected to be received pursuant to the Secura APA. Sale of COPIKTRA license and related assets revenue for the 2020 Period was comprised of a $70.0 million upfront payment recognized under the Secura APA discussed in greater detail above within section Item 1. Business within heading Licenses and Commercial Agreements.

Transition services revenue. Transition services revenue for the 2021 Period was $0.6 million compared to $0.4 million for the 2020 Period. Transition services revenue in both periods consisted of us providing certain support functions pursuant to the Secura transition service agreement, which was entered into in connection with the Secura APA. The services were provided at a mutually agreed upon rate.

Costs of sales – product. Costs of sales – product for the 2021 Period was $0.0 million compared to $1.8 million for the 2020 Period. Pursuant to the Secura APA discussed in greater detail above within section Item 1. Business within heading Licenses and commercial agreements, we have sold our COPIKTRA license and as of September 30, 2020, we no longer sell COPIKTRA in the United States.

Cost of Sales – intangible amortization. Cost of sales – intangible amortization for the 2021 Period was $0.0 million compared to $0.8 million for the 2020 Period. Pursuant to the Secura APA discussed in greater detail above within section Item 1. Business within heading Licenses and commercial agreements, we have sold our COPIKTRA license, to which our intangible asset related. Therefore, there was no cost of sales – intangible amortization in the 2021 Period.

Cost of sales – sale of COPIKTRA license and related assets. Cost of sales – sale of COPIKTRA license and related assets for the 2021 Period was $0.0 million compared to $31.2 million for the 2020 Period. Cost of sales – sale of COPIKTRA license and related assets for the 2020 Period consisted of certain assets delivered to Secura under the Secura APA. For the 2020 Period, we recognized approximately $19.2 million, $6.0 million, $5.8 million and $0.2 million for the intangible asset, certain duvelisib inventory, net duvelisib contract prepaid balances and manufacturing equipment, respectively which were delivered to Secura as part of the sale.

Research and development expense. Research and development expense for the 2021 Period was $39.3 million compared to $41.4 million for the 2020 Period. The $2.1 million decrease from the 2020 Period to the 2021 Period was primarily related to a decrease of $3.0 million of license fees due to a non-refundable payment of $3.0 million to Chugai in the 2020 Period for the VS-6766 license described further above within section Item 1. Business within heading Licenses and commercial agreements, a decrease of $1.8 million in contract research organization (CRO) costs, a decrease of $1.7 million in consulting costs, and a decrease of $0.4 million in clinical supply costs. The decrease is partially offset by an increase of $2.2 million in investigator fees, an increase of $1.3 million in personnel related costs, including non-cash stock-based compensation, an increase of $0.7 million of drug substance and drug product costs, and an increase of $0.6 million of pre-clinical expenses. In future periods, we continue to expect expenses for VS-6766 and defactinib to increase as we have commenced our registration directed trials.

Selling, general and administrative expense. Selling, general and administrative expense for the 2021 Period was $24.1 million compared to $62.8 million for the 2020 Period. The decrease of $38.7 million from the 2020 Period to the 2021 Period primarily resulted from a decrease of $20.1 million of personnel related costs, including non-cash stock-based compensation, as a result of reduced headcount, a decrease of $16.1 million in consulting and professional fees, primarily related to the support of commercial activities in 2020 Period and costs associated with the sale of COPIKTRA license and related assets to Secura, a decrease of $2.1 million in reduced commercial activities costs and a decrease of $0.4 million in reduced travel and other costs.

Other expense. Other expense for the 2020 Period of $1.3 million was for the mark-to-market adjustment related to the bifurcated make-whole interest provision derivative liability related to our 5.00% Convertible Senior Second Lien Notes due 2048 (the 2019 Notes). All 2019 Notes have converted to common stock as of March 31, 2020, and the derivative liability will no longer be remeasured. There was no other expense in the 2021 Period.

Interest income. Interest income for the 2021 Period was $0.2 million compared to $0.5 million for the 2020 Period. The decrease of $0.3 million from the 2020 Period to the 2021 Period was primarily due to lower investment cost basis and lower interest rates on investments.

Interest expense. Interest expense for the 2021 Period was $10.0 million compared to $15.8 million for the 2020 Period. The decrease of $5.8 million was primarily due to $8.1 million of non-cash interest expense recorded in the 2020 Period upon conversion of the 2019 Notes into common stock and decreased interest as a result of repayment of our term loan facility in November 2020. The decrease is partially offset by $7.8 million of non-cash interest expense recorded upon conversion of the 2020 Notes into common stock in the 2021 Period.

Loss on debt extinguishment. Loss on debt extinguishment for the 2020 Period of $1.6 million represents the loss recognized on early extinguishment of our Hercules term loan facility. On November 9, 2020, we repaid in full all principal, accrued and unpaid interest, fees, and expenses under the Amended Loan Agreement with Hercules in an aggregate amount of $37.4 million (the Payoff Amount). The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Hercules debt on November 9, 2020 by $1.6 million which was recorded as a loss on debt extinguishment. There was no loss on debt extinguishment in the 2021 Period.

Income tax expense. Income tax expense for the 2020 Period of $0.2 million primarily related to state income tax as a result of the sale of COPIKTRA license and related assets. There was no income tax expense in the 2021 Period.

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

During the 2020 Period, we recorded an aggregate expense of $4.6 million for restructuring expenses, which is reflected in the consolidated statements of operation and comprehensive loss as selling general, and administrative expense and research and development expense of $4.1 million and $0.5 million, respectively, for one-time termination benefits for employee severance, benefits, and related costs. There were no restructuring expenses in the 2021 Period.

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

As of December 31, 2021, we had $100.3 million in cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, government bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in this Annual Report on Form 10-K.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year ended December 31,
	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$(53,502)	$(33,506)	$(138,518)
Investing activities	87	(47,363)	89,613
Financing activities	6,885	69,630	(2,441)
Decrease in cash, cash equivalents and restricted cash	$(46,530)	$(11,239)	$(51,346)

Operating activities. The use of cash in 2021 Period and 2020 Period resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges was $54.1 million and $45.1 million for the 2021 Period and 2020 Period, respectively. Non-cash charges were primarily related to non-cash interest, net and stock-based compensation expense in both the 2021 Period and 2020 Period. Our cash inflow from operating activities due to changes in operating assets and liabilities was $0.6 million and $11.6 million for the 2021 Period and 2020 Period, respectively. Cash inflow (outflow) due to changes in operating assets and liabilities for the 2021 Period was primarily driven by an increase of $1.8 million in accrued expenses, an increase of $0.6 million in accounts payable, partially offset by an increase in $1.6 million in prepaid expenses, other current assets, and other assets, and an increase of $0.3 million in accounts receivable, net. Cash inflow due to changes in operating assets and liabilities for the 2020 Period was primarily driven by a decrease of $19.5 million in intangible assets and property, plant and equipment, a decrease of $3.1 million in inventory, and a decrease of $2.3 million in accounts receivable, net partially offset by a decrease of $8.0 million in accounts payable, and $5.0 million decrease in accrued expenses and other liabilities. The $20.0 million increase in cash used in operating activities for the 2021 Period compared to the 2020 Period was primarily due to increased net loss, and a net increase in the changes in the components of working capital which was primarily driven by the duvelisib sale to Secura in the 2020 Period. In the 2020 Period, we received $70.0 million of cash and recognized $70.0 million of sale of COPIKTRA license and related assets revenue and we expensed a total of $31.2 million for certain assets delivered to Secura upon finalization of duvelisib sale to Secura.

Investing activities. The cash provided by investing activities for the 2021 Period primarily relates to the net maturities of investments of $0.3 million, partially offset by purchases of fixed assets of $0.2 million. The cash provided by investing activities for the 2020 Period primarily reflects the net maturities of investments of $47.3 million.

Financing activities. The cash provided by financing activities for the 2021 Period primarily represents $6.7 million in net proceeds received under our at-the-market equity offering program, and $1.1 million of proceeds received related to exercise of stock options and employee stock purchase plan. This is partially offset by $0.9 million of payments for settlement of restricted stock for tax withholdings. The cash provided by financing activities for the 2020 Period primarily represents $93.8 million in net proceeds from sales of our common stock under the Purchase Agreement described below, $12.2 million in net proceeds received under our at-the-market equity offering program described below, and $3.0 million of proceeds received related to exercise of stock options and employee stock purchase plan. This is partially offset by $37.4 million for repayment of our Hercules Capital, Inc. (Hercules) term loan facility, $1.8 million of interest-make whole payments on the 2019 Notes and $0.3 million of payments for settlement of restricted stock for tax withholdings.

On February 27, 2020, we entered into a Securities Purchase Agreement with certain institutional investors in which we agreed to sell 46,511,628 shares of common stock at a purchase price of $2.15 per share, which represents 12.6% premium to the last reported sale price of our common stock of $1.91 per share on February 27, 2020. On March 3, 2020, the closing occurred. The aggregate proceeds net of underwriting discounts and offering costs were approximately $93.8 million.

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

During the 2021 Period, we sold zero shares under the 2017 ATM. During the 2020 Period, we sold 6,769,559 shares under the 2017 ATM for net proceeds of approximately $12.2 million (after deducting commissions and other offering expenses). Through September 30, 2021, we have sold a total of 18,287,913 shares under this program for net proceeds of approximately $59.6 million (after deducting commissions and other offering expenses).

In August 2021, we entered into a sales agreement with Cantor pursuant to which we can offer and sell up to $100.0 million of our common stock at the current market prices from time to time through Cantor as sales agent (August 2021 ATM). During the 2021 Period, we sold 2,930,585 shares under the August 2021 ATM for net proceeds of approximately $6.8 million (after deducting commissions and other offering expenses). As of December 31, 2021, we can issue an aggregate amount of $93.0 million of common stock under this program.

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

As of December 31, 2021, there was $0.3 million aggregate principal amount outstanding of 2018 Notes compared to $0.3 million and $28.0 million aggregate principal amount outstanding of the 2018 Notes and 2020 Notes, respectively, for a total of $28.3 million aggregate principal amount outstanding as of December 31, 2020.

Funding requirements

We expect to continue to incur significant expenses and may continue to incur operating losses. Refer to risk factor titled We have incurred significant losses since our inception. We may incur losses for the foreseeable future and may never achieve or maintain profitability within section Item 1A. Risk Factors for detailed activities which may drive our continued operating losses and expenses in future periods.

Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

●	the costs and timing of commercialization activities for our product candidates for which we expect to receive marketing approval;
●	the scope, progress, and results of our ongoing and potential future clinical trials;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs, timing, and outcome of regulatory review of our product candidates (including our efforts to seek approval and fund the preparation and filing of regulatory submissions);
●	revenue received from commercial sales our product candidates, should any of our other product candidates receive marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property related claims;
●	our ability to establish collaborations or partnerships on favorable terms, if at all; and
●	Receipt of milestone payments and royalties pursuant to the Secura APA including timing of such receipt.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and through future milestones and royalties received through the Secura APA. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On April 15, 2014, we entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014, and it was scheduled to expire on September 30, 2019. Effective February 15, 2018, we amended the lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the Amended Lease Agreement). The Amended Lease Agreement extends the expiration date of the lease from September 2019 through June 2025. Pursuant to the Amended Lease Agreement, the initial annual base rent amount is approximately $660,000, which increases during the lease term to $1.1 million for the last twelve-month period. As of December 31, 2021, the total future minimum lease payments under the agreement are $3.7 million through June 2025.

As discussed in Note 14. License, collaboration and commercial agreements to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we are party to several agreements to license intellectual property. The license agreements may require us to pay upfront license fees, ongoing annual license maintenance fees, milestone payments, minimum royalty payments, as well as reimbursement of certain patent costs incurred by the licensors, as applicable. As of December 31, 2021, we do not have any minimum contractual obligations in relation to these agreements because: there were no upfront license fees payable in future periods; no annual license maintenance fees; we cannot estimate if milestone and/or royalty payments will occur in future periods; and patent cost reimbursement costs are perpetual and the agreements are cancelable by us at any time upon prior written notice to the licensor.

TAX LOSS CARRYFORWARDS

As of December 31, 2021, we had federal and state net operating loss (NOL) carryforwards of $410.6 million and $219.0 million, respectively, which are available to reduce future taxable income. We also had federal and state tax credits of $3.5 million and $1.3 million, respectively, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2041, except for $214.9 million of federal net operating loss carryforwards which may be carried forward indefinitely. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2021, we recorded a 100% valuation allowance against our NOL and tax credit carryforwards of $103.3 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Based on our analysis under Section 382 of the Internal Revenue Code and similar provisions under state law, we believe that our federal net operating loss carryforwards, our state net operating loss carryforwards, our Research and Development (R&D) credits and our Orphan Drug (OD) credits will be limited as of December 31, 2021. The portion of federal NOL, state NOL, R&D credits and OD credits that were determined to be limited by Section 382 have been written off as of December 31, 2021. The remaining unused carryforwards remain available for future periods. Due to our full valuation allowance the write off of NOLs, R&D credits, and OD credits did not have any impact to the statements of operation and comprehensive loss for the 2021 Period and 2020 Period.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Refer to Note 2. Significant Accounting Policies to our consolidated financial statements located in this Annual Report on Form 10-K for recently adopted accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $100.3 million and $147.2 million as of December 31, 2021 and 2020, respectively, consisting of cash, U.S. Government money market funds, government bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally, which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2021, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

The 2018 Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm (e.g., Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)), appear on pages F-1 through F-40 of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Business and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2021 Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics for all of our directors, officers, and employees as required by Nasdaq governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Conduct and Ethics on our website at www.verastem.com or request a copy without charge from:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management will be included in our 2021 Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

See Part II, Item 8 for the Financial Statements required to be included in this Annual Report on Form 10-K.

(2)	Consolidated Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

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

10.23†

License Agreement for CKI27, dated January 7, 2020, between Verastem, Inc. and Chugai Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.24	#	Form of Restricted Stock Unit Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.25	#	Form of Inducement Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.26	#

Form of Incentive Stock Option Agreement under the 2012 Incentive Plan (Form of Restricted Stock Unit Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.27	#	Form of Nonstatutory Stock Option Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.28	#	Form of Inducement Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.29	#

Amended and Restated 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant with the Securities and Exchange Commission on May 21, 2020)

10.30	#	2021 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement, filed by the Registrant with the Securities and Exchange Commission on April 8, 2021)

10.31	#	Form of Incentive Stock Option Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.32	#

Form of Nonstatutory Stock Option Agreement (Employees) under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.33	#

Form of Nonstatutory Stock Option Agreement (Non-Employees) under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.34	#	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.35	#	Form of Inducement Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.36	#	Form of Inducement Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.37	†	Asset Purchase Agreement by and between Secura Bio, Inc. and Verastem, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2020)

10.38

Exchange Agreement by and between Verastem, Inc. and Highbridge Tactical Credit Master Fund, L.P., dated November 6, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2020)

10.39

Loan and Security Agreement, dated as of March 25, 2022, among Verastem, Inc., as borrower, Oxford Finance LLC, as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant with the Securities and Exchange Commission on March 27, 2022)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2022.

VERASTEM, INC.
By:	/s/ Brian M. Stuglik

Brian M. Stuglik
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian M. Stuglik R.Ph
Brian M. Stuglik	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2022

/s/ Robert Gagnon
Robert Gagnon	Chief Business and Financial Officer (Principal Financial and Accounting officer)	March 28, 2022

/s/ Timothy Barberich
Timothy Barberich	Director	March 28, 2022

/s/ PAUL BUNN, M.D
Paul Bunn, M.D.	Director	March 28, 2022

/s/ Michael Kauffman, M.D.,Ph.D.
Michael Kauffman, M.D., Ph.D.	Director	March 28, 2022

/s/ JOHN JOHNSON
John Johnson	Director	March 28, 2022

/s/ MICHELLE ROBERTSON
Michelle Robertson	Director	March 28, 2022

/s/ Eric Rowinsky, M.D.
Eric Rowinsky, M.D.	Director	March 28, 2022

/s/ LESLEY SOLOMON
Lesley Solomon	Director	March 28, 2022

Verastem, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Verastem, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verastem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verastem, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued and Prepaid Clinical Trial Expense
Description of the Matter

As summarized in Note 4 to the consolidated financial statements, the Company’s accrued research and development expenses were $9.3 million at December 31, 2021, which included the estimated obligation for clinical trial expenses incurred as of December 31, 2021 but not paid as of that date. In addition, the Company’s total prepaid expenses and other current assets were $5.0 million, which included amounts that were paid in advance of services incurred pursuant to clinical trials.  As discussed in Note 2 to the consolidated financial statements, the Company records research and development expenses as incurred. The Company’s determination of costs incurred to conduct research, such as the discovery and development of the Company’s product candidates as well as the related accrued expenses at each reporting period incorporates judgment and utilizes various assumptions, including an evaluation of the information provided to the Company by third parties on actual cost incurred but not yet billed, estimated time period over which services will be performed, and the level of effort to be expended in each period. Payments for these activities are based on the terms of the individual arrangements, which often differ from the pattern of costs incurred.

Auditing the Company’s accrued and prepaid clinical trial expenses was especially challenging due to the large volume of information received from multiple vendors that perform services on the Company’s behalf.  While the Company’s estimates of accrued and prepaid clinical trial expenses are primarily based on information received from its vendors for each study, the Company may need to make an estimate for additional costs incurred. Additionally, due to the long duration of clinical trials and the timing of vendor invoices, the actual amounts incurred are not typically known at the time the financial statements are issued.

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

Boston, Massachusetts

March 28, 2022

Verastem, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$21,252	$67,782
Short-term investments	79,004	73,444
Accounts receivable, net	516	239
Prepaid expenses and other current assets	4,968	3,473
Total current assets	105,740	144,938
Property and equipment, net	210	416
Right-of-use asset, net	2,302	2,726
Restricted cash	241	241
Long-term investments	—	5,995
Other assets	169	33
Total assets	$108,662	$154,349
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,302	$1,875
Accrued expenses	15,621	14,660
Lease liability, short-term	667	558
Total current liabilities	18,590	17,093
Non-current liabilities:
Convertible senior notes	249	19,051
Lease liability, long-term	2,264	2,931
Total liabilities	21,103	39,075
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 185,286 and 170,456 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	19	17
Additional paid-in capital	751,217	707,715
Accumulated other comprehensive income	34	53
Accumulated deficit	(663,711)	(592,511)
Total stockholders’ equity	87,559	115,274
Total liabilities and stockholders’ equity	$108,662	$154,349

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Product revenue, net	$—	$15,232	$12,339
License and collaboration revenue	—	2,912	5,117
Sale of COPIKTRA license and related assets	1,447	70,000	—
Transition services revenue	606	372	—
Total revenue	2,053	88,516	17,456
Operating expenses:
Cost of sales - product	—	1,765	1,238
Cost of sales - intangible amortization	—	793	1,569
Cost of sales - Sale of COPIKTRA license and related assets	—	31,187	—
Research and development	39,347	41,376	45,778
Selling, general and administrative	24,115	62,755	101,212
Total operating expenses	63,462	137,876	149,797
Loss from operations	(61,409)	(49,360)	(132,341)
Other expense	—	(1,313)	(641)
Interest income	181	515	4,381
Interest expense	(9,972)	(15,794)	(20,608)
Loss on debt extinguishment	—	(1,580)	—
Net loss before income taxes	(71,200)	(67,532)	(149,209)
Income tax expense	—	(194)	—
Net loss	$(71,200)	$(67,726)	$(149,209)
Net loss per share—basic and diluted	(0.41)	(0.44)	(2.00)

Weighted average common shares outstanding used in computing net loss per share - basic and diluted	174,406	153,330	74,578

Net loss	$(71,200)	$(67,726)	$(149,209)
Unrealized (loss) gain on available-for-sale securities	(19)	39	(113)
Comprehensive loss	$(71,219)	$(67,687)	$(149,322)

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2018	73,806,344	$7	$499,741	$127	$(375,576)	$124,299
Net loss	—	—	—	—	(149,209)	(149,209)
Unrealized loss on available-for-sale marketable securities	—	—	—	(113)	—	(113)
Conversion of Notes into common stock	5,767,872	1	9,516	—	—	9,517
Change in fair value of conversion option of Notes on exchange	—	—	13,640	—	—	13,640
Issuance of common stock under Employee Stock Purchase Plan	341,701	—	439	—	—	439
Issuance of common stock resulting from vesting of restricted stock units	109,707	—	(68)	—	—	(68)
Issuance of common stock resulting from exercise of stock options	91,907	—	130	—	—	130
Stock-based compensation expense	—	—	8,539	—	—	8,539
Balance at December 31, 2019	80,117,531	$8	$531,937	$14	$(524,785)	$7,174
Net loss	—	—	—	—	(67,726)	(67,726)
Unrealized gain on available-for-sale marketable securities	—	—	—	39	—	39
Conversion of Notes into common stock	34,796,350	3	57,411	—	—	57,414
Change in fair value of conversion option of Notes on exchange	—	—	2,331	—	—	2,331
Issuance of common stock under Employee Stock Purchase Plan	358,193	—	407	—	—	407
Issuance of common stock resulting from vesting of restricted stock units	421,695	—	(1,120)	—	—	(1,120)
Issuance of common stock resulting from exercise of stock options	1,481,223	—	2,578	—	—	2,578
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $55	6,769,559	1	12,229	—	—	12,230
Issuance of common stock resulting from private investment in public equity offering, net of issuance costs of $6,171	46,511,628	5	93,824	—	—	93,829
Stock-based compensation expense	—	—	8,118	—	—	8,118
Balance at December 31, 2020	170,456,179	$17	$707,715	$53	$(592,511)	$115,274
Net loss	—	—	—	—	(71,200)	(71,200)
Unrealized loss on available-for-sale marketable securities	—	—	—	(19)	—	(19)
Conversion of Notes into common stock	8,615,384	1	27,999	—	—	28,000
Issuance of common stock under Employee Stock Purchase Plan	110,060	—	182	—	—	182
Issuance of common stock resulting from vesting of restricted stock units	2,585,054	—	(90)	—	—	(90)
Issuance of common stock resulting from exercise of stock options	589,218	—	905	—	—	905
Issuance of common stock resulting from at-the-market transactions, net	2,930,585	1	6,795	—	—	6,796
Stock-based compensation expense	—	—	7,711	—	—	7,711
Balance at December 31, 2021	185,286,480	$19	$751,217	$34	$(663,711)	$87,559

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(71,200)	$(67,726)	$(149,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	206	531	429
Amortization of acquired intangible asset	—	793	1,569
Amortization of right-of-use asset and lease liability	(134)	(69)	181
Stock-based compensation expense	7,711	8,118	8,539
Loss on debt extinguishment	—	1,580	—
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	9,331	10,319	7,131
Change in fair value of interest make whole provision for 2019 Notes	—	1,313	641
Changes in operating assets and liabilities:
Accounts receivable, net	(277)	2,285	(2,218)
Inventory	—	3,096	(2,769)
Prepaid expenses, other current assets and other assets	(1,558)	634	(877)
Accounts payable	623	(7,976)	(598)
Accrued expenses and other liabilities	1,796	(4,999)	(1,707)
Other long-term liabilities	—	(870)	370
Intangible assets & property, plant and equipment	—	19,465	—
Net cash used in operating activities	(53,502)	(33,506)	(138,518)
Investing activities
Purchases of property and equipment	(196)	(33)	(7)
Purchases of investments	(86,442)	(79,380)	(94,123)
Maturities of investments	86,725	32,050	183,743
Net cash provided by (used in) investing activities	87	(47,363)	89,613
Financing activities
Proceeds from long-term debt, net of issuance costs	—	—	9,670
Repayment of long-term, debt	—	(37,366)	—
Principal payments on the 2019 Notes	—	—	(12,174)
Interest make-whole payments on the 2019 Notes	—	(1,763)	(438)
Proceeds from the exercise of stock options and employee stock purchase program	1,087	2,985	569
Settlement of restricted stock for tax withholdings	(925)	(285)	(68)
Proceeds from the issuance of common stock, net	6,723	106,059	—
Net cash provided by (used in) financing activities	6,885	69,630	(2,441)
Decrease in cash, cash equivalents and restricted cash	(46,530)	(11,239)	(51,346)
Cash, cash equivalents and restricted cash at beginning of period	68,023	79,262	130,608
Cash, cash equivalents and restricted cash at end of period	$21,493	$68,023	$79,262
Supplemental disclosure
Cash paid for interest	$1,007	$5,126	$12,424
Supplemental disclosure of non-cash investing and financing activities
Common stock issuance costs included in accounts payable and accrued expenses	$—	$15	$15
Conversion of 2019 Notes into common stock	$—	$57,414	$9,517
Conversion of 2020 Notes into common stock	$28,000	$—	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$217	$—
Change in fair value of conversion option of Notes on exchange	$—	$2,331	$13,640
Settlement of restricted stock units for tax withholdings included in accrued expenses	$—	$835	$—

See accompanying notes to the consolidated financial statements.

1. Nature of business

Verastem, Inc. (the Company) is a late stage development-stage biopharmaceutical company, with ongoing registration directed trials, committed to advancing new medicines for patients battling cancer. The Company’s pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

The Company’s most advanced product candidates, VS-6766 and defactinib, are being investigated in both preclinical and clinical studies for treatment of various solid tumors, including, low-grade serous ovarian cancer (LGSOC), non-small cell lung cancer (NSCLC), colorectal cancer (CRC), pancreatic cancer, uveal melanoma, and endometrial cancer. The Company believes that VS-6766 may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

On September 24, 2018, the Company’s first commercial product, COPIKTRA® (duvelisib), was approved by the U.S. Food and Drug Administration (the FDA) for the treatment of adult patients with certain hematologic cancers including relapsed or refractory chronic lymphocytic leukemia/ small lymphocytic lymphoma (CLL/SLL) after at least two prior therapies and relapsed or refractory follicular lymphoma (FL) after at least two prior systemic therapies. On August 10, 2020, the Company and Secura Bio, Inc. (Secura) entered into an asset purchase agreement (Secura APA). Pursuant to the Secura APA, the Company sold to Secura its exclusive worldwide license, including certain related assets for the research, development, commercialization, and manufacture in oncology indications of products containing COPIKTRA (duvelisib). The transaction closed on September 30, 2020. Refer to Note 14. License, collaboration and commercial agreements for a detailed discussion of the Secura APA.

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

The Company has historical losses from operations and anticipates that it will continue to incur losses as it continues the research and development of its product candidates. As of December 31, 2021, the Company had cash, cash equivalents, and investments of $100.3 million, and accumulated deficit of $663.7 million. The Company expects its existing cash resources will be sufficient to fund its planned operations through 12 months from the date of issuance of these consolidated financial statements.

The Company expects to finance the future development costs of its clinical product portfolio with its existing cash, cash equivalents and investments, through future milestones and royalties received through the Secura APA or through strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$21,252	$67,782
Restricted cash	241	241
Total cash, cash equivalents and restricted cash	$21,493	$68,023

Amounts included in restricted cash as of December 31, 2021 and 2020 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million.

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

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.
Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 inputs	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands)

	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$19,302	$19,302	$—	$—
Short-term investments	79,004	—	79,004	—
Total financial assets	$98,306	$19,302	$79,004	$—

	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$65,610	$60,611	$4,999	$—
Short-term investments	73,444	—	73,444	—
Long-term investments	5,995	—	5,995	—
Total financial assets	$145,049	$60,611	$84,438	$—

The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2021 and 2020.

Fair Value of Financial Instruments

The fair value of the Company’s 2018 issued 5.00% Convertible Senior Notes due 2048 (the 2018 Notes) was approximately $0.3 million, as of December 31, 2021, which differs from the aggregate carrying value of the 2018 Notes of $0.2 million as of December 31, 2021. The fair value of the 2018 Notes and the 2020 issued 5.00% Convertible Senior Notes due 2048 (the 2020 Notes, together with the 2018 Notes referred to as the Notes) was approximately $0.3 million and $30.0 million, respectively, as of December 31, 2020, which differs from the aggregate carrying value of the Notes of $19.1 million as of December 31, 2020. During the year ended December 31, 2021, all 2020 Notes have converted into shares of common stock (see Note 10. Convertible Senior Notes). The fair value of the Notes is influenced by the Company’s stock price, stock price volatility, and current market yields and was determined using Level 3 inputs.

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

There were no realized gains or losses on investments for the years ended December 31, 2021, 2020 or 2019. There were three debt securities and one debt security in an unrealized loss position as of December 31, 2021 and December 31, 2020, respectively. None of these investments had been in an unrealized loss position for more than 12 months as of December 31, 2021, or December 31, 2020, respectively. The fair value of these securities as of December 31, 2021, and December 31, 2020, was $15.8 million and $6.0 million, respectively, and the aggregate unrealized loss was immaterial. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2021, and December 31, 2020, respectively.

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$21,493	$—	$—	$21,493
Total cash, cash equivalents & restricted cash:	$21,493	$—	$—	$21,493
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$78,970	$48	$(14)	$79,004
Total investments	$78,970	$48	$(14)	$79,004
Total cash, cash equivalents, restricted cash and investments	$100,463	$48	$(14)	$100,497

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$63,024	$—	$—	$63,024
Corporate bonds, agency bonds and commercial paper (due within 90 days)	4,998	$1	$—	$4,999
Total cash, cash equivalents & restricted cash:	$68,022	$1	$—	$68,023
Investments:
Corporate bonds and commercial paper (due within 1 year)	$73,389	$55	$—	$73,444
Corporate bonds and commercial paper (due between 1 and 5 years)	5,998	—	(3)	5,995
Total investments	$79,387	$55	$(3)	$79,439
Total cash, cash equivalents, restricted cash and investments	$147,409	$56	$(3)	$147,462

Concentrations of credit risk and off-balance sheet risk

Cash and cash equivalents, investments, and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of December 31, 2021, the Company’s cash, cash equivalents and investments were deposited at three financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of December 31, 2021, and 2020, there was one customer, Secura, and two customers, respectively that cumulatively made up more than 50% of the Company’s trade accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any trade accounts receivable balances are assured.

For the year ended December 31, 2021 and 2020, one customer, Secura, individually accounted for greater than 10% of the Company’s total revenues.

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

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset’s book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded through December 31, 2021.

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

Stock-based compensation

For service-based equity awards, the Company recognizes stock-based compensation expense for stock options, and restricted stock units (RSUs) issued to employees, directors, and consultants based on the grant date fair value of the awards on a straight-line basis over the requisite service period, which typically is the vest period. The Company recognized stock-based compensation for shares issued to employees under the Company’s employee stock purchase plan (ESPP) plan.

The Company has granted performance-based RSUs and stock options with terms that allow the recipients to vest in a specific number of shares based upon the achievement of performance-based milestones as specified in the grants. Stock-based compensation expense associated with these performance-based RSUs and stock options is recognized if the performance condition is considered probable of achievement using the Company’s best estimates of the time to vesting for the achievement of the performance-based milestones. Awards subject to performance-

based vesting requirements are expensed utilizing an accelerated attribution model if achievement of the performance criteria is determined to be probable.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. The Company’s analyses contemplate the application of the constraint in accordance with ASC 606. For the years ended December 31, 2020 and 2019, the Company determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. There was not any product revenue, net recorded for the year ended December 31, 2021. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: The Company generally provided customers with invoice discounts on sales of COPIKTRA for prompt payment, which are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensated its specialty distributor customers for sales order management, data, and distribution services. The Company has determined such services are not distinct from the Company’s sale of COPIKTRA to the specialty distributor customers and, therefore, these payments have also been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019. There were no amounts recorded for the year ended December 31, 2021.

Third-Party Payer Chargebacks, Discounts and Fees: The Company executed contracts with Third-Party Payers which allowed for eligible purchases of COPIKTRA at prices lower than the wholesale acquisition cost charged to customers who directly purchase the product from the Company. In some cases, customers charged the Company for the difference between what they paid for COPIKTRA and the ultimate selling price to the Third-Party Payers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified Third-Party Payer by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at the end of each reporting period that the Company expects will be sold to Third-Party Payers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. In addition, the Company compensated certain Third-Party Payers for administrative services, such as account management and data reporting. These administrative service fees have also been recorded as a reduction of product revenue within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019. There were no amounts recorded for the year ended December 31, 2021.

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

For sales of license and intellectual property, that include sale-based royalties, including milestone payments based on a level of sales, the Company evaluates whether the royalties and sales-based milestones are considered probable of being achieved and estimates the amount of royalties to include over the contractual term using the expected value method and estimates the sales-based milestones using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated royalty and milestone value is included in the transaction price. Royalties and sales-based milestones for territories for which there is not regulatory approval are not considered probable until such regulatory approval is achieved. The Company evaluates factors such as whether consideration is outside of the Company’s control, timeline for when the uncertainty will be resolved and historical sales of COPIKTRA if applicable. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and amount of royalty revenue to be received and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Collaborative Arrangements

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

Accounts Receivable, Net

Accounts receivable, net consists of amounts due from customers, net of applicable revenue reserves. Accounts receivable have standard payments that generally require payment within 30 to 90 days. The Company analyzes accounts that are past due for collectability and provides an allowance for receivables when collection becomes doubtful. Given the nature and credit profile of the Company’s limited number of customers, an allowance for doubtful accounts is not deemed necessary at December 31, 2021.

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

The Company experienced a greater than 50% change in ownership as defined under Section 382 and 383 of the Internal Revenue Code as well as similar state provisions during the year ended December 31, 2020. For more details please refer to Note 12. Income Taxes.

Net loss per share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, restricted stock units and warrants (using the “treasury stock” method) and Notes (using the “if-converted” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted net loss per common share was antidilutive for any potentially issuable shares of common stock from the conversion of stock options, restricted stock units and warrants and, as such, have been excluded from the calculation. However, under the “if-converted” method, convertible instruments that are-in-the-money, are assumed to have been converted as of the beginning of the period or when issued, if later. Additionally, the effects of any interest expense and changes in fair value of bifurcated derivatives shall be added back to the numerator of the diluted net loss per share calculation. Refer to Note 11, Net Loss per share for further details related to the calculation of net loss per share.

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

Recently Adopted Accounting Standards Updates

In December 2019, the FASB issued Accounting Standard Update (ASU) No 2019-12, Simplifying Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocations, calculating income taxes in interim periods, and adds certain guidance to remove complexity in certain areas. ASU 2019-12 is effective for all entities for annual and interim periods beginning after December 15, 2020. In the first quarter of 2021, the Company adopted ASU 2019-12. The provisions related to intraperiod tax allocation and interim recognition of enactment of tax laws are being adopted on a prospective basis. The adoption of ASU 2019-12 did not have an effect on the Company’s consolidated financial statements or disclosures.

3. Property and equipment, net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Leasehold improvements	$146	$146
Furniture and fixtures	1,074	1,074
Computer equipment	665	665
	1,885	1,885
Less: accumulated depreciation	(1,675)	(1,469)
Total property and equipment, net	$210	$416

The Company recorded approximately $0.2 million, $0.5 million, and $0.4 million in depreciation expense for the years ended December 31, 2021, 2020, and 2019, respectively.

4. Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Research and development expenses	$9,311	$5,176
Compensation and related benefits	3,892	5,930
Professional fees	785	615
Consulting fees	544	1,091
Interest	3	236
Commercialization costs	187	330
Other	899	1,282
Total accrued expenses	$15,621	$14,660

5. Long-term debt

On March 21, 2017, the Company entered into a term loan facility of up to $25.0 million with Hercules Capital, Inc. (Hercules). The term loan facility was governed by a loan and security agreement, dated March 21, 2017 (the Original Loan Agreement). The Original Loan Agreement was amended on January 4, 2018, March 6, 2018, October 11, 2018, April 23, 2019, and November 14, 2019 (the Amended Loan Agreement) to increase the total borrowing limit under the Original Loan Agreement from up to $25.0 million to up to $75.0 million, pursuant to certain conditions of funding. The Amended Term Loan was scheduled to mature on December 1, 2022.

On November 9, 2020, the Company repaid in full all principal, accrued and unpaid interest, fees, and expenses under the Amended Loan Agreement with Hercules in an aggregate amount of $37.4 million (the Payoff Amount). The Payoff Amount included the principal balance of $35.0 million, final payment fee of $1.8 million, prepayment penalty fee of $0.5 million, and accrued and unpaid interest of $0.1 million. On November 9, 2020 the Amended Loan Agreement was terminated along with Hercules’ commitment to provide funding under any future term loans. All liens on substantially all of the Company’s assets to secure the loans under the Amended Loan Agreement have been terminated and released. The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Hercules debt on November 9, 2020 by $1.6 million. As a result, the Company recorded a loss on debt extinguishment of $1.6 million included in the statements of operations and comprehensive loss for the year ended December 31, 2020.

6. Product revenue reserves and allowances

From September 24, 2018 (the date of the Company’s U.S. commercial launch of COPIKTRA) through September 30, 2020 (the date the Company sold COPIKTRA to Secura), the Company’s sole source of product revenue was from the gross sales of COPIKTRA in the United States less provisions for product sales allowances and accruals. The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	Trade	Payer	Government
	discounts	chargebacks,	rebates and
	and	discounts	other
	allowances	and fees	incentives	Returns	Total
Balance at December 31, 2019	$111	$255	$372	$76	$814
Provision related to sales in the current year	640	1,820	609	307	3,376
Adjustments related to prior period sales	—	—	—	—	—
Credits and payments made	(728)	(2,075)	(914)	(352)	(4,069)
Balance at December 31, 2020	$23	$—	$67	$31	$121
Provision related to sales in the current year	—	—	—	—	—
Adjustments related to prior period sales	—	—	—	—	—
Credits and payments made	(23)	—	(67)	(31)	(121)
Ending balance at December 31, 2021	$—	$—	$—	$—	$—

Trade discounts and Third-Party Payer chargebacks and discounts are recorded as a reduction to accounts receivable, net on the consolidated balance sheets. Trade allowances and Third-Party Payer fees, government rebates, other incentives and returns are recorded as a component of accrued expenses on the consolidated balance sheets.

7. Leases

On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014 and it was scheduled to expire on September 30, 2019. Effective February 15, 2018, the Company amended its lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the Amended Lease Agreement). The Amended Lease Agreement extends the expiration date of the lease from September 2019 through June 2025. Pursuant to the Amended Lease Agreement, the initial annual base rent amount is approximately $660,000, which increases during the lease term to $1.1 million for the last twelve-month period.

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

As of December 31, 2021, a right-of-use asset of $2.3 million and lease liability of $2.9 million are reflected on the consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Year ended December 31,
	2021	2020
Lease Expense
Operating lease expense	$885	$885
Total Lease Expense	$885	$885
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$1,019	$955

December 31, 2021
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	3.5
Weighted average discount rate	14.6%
Maturity Analysis
2022	1,039
2023	1,060
2024	1,081
2025	546
Total	$3,726
Less: Present value discount	(795)
Lease Liability	$2,931

8. Common stock

As of December 31, 2021 and 2020, the Company had reserved the following shares of common stock for the issuance of common stock for vested restricted stock units, the exercise of stock options, employee stock purchase plan and Notes conversions to shares of common stock (in thousands):

	December 31,
	2021	2020
Shares reserved under equity compensation plans	36,234	25,114
Shares reserved for inducement grants	3,991	4,058
Shares reserved for 2018 Notes	42	42
Shares reserved for 2020 Notes	—	8,615
Employee Stock Purchase Plan	1,190	1,300
Total shares reserved	41,457	39,129

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

At-the-market equity offering programs

On March 30, 2017, the Company established an at-the-market equity offering program pursuant to which it was able to offer and sell up to $35.0 million of its common stock at then-current market prices from time to time through Cantor, as sales agent. On August 28, 2017, the Company amended its sales agreement with Cantor to increase the maximum aggregate offering price of shares of common stock that can be sold under the at-the-market equity offering program to $75.0 million. The Company did not make any sales under this program during the year ended December 31, 2021. During the year ended December 31, 2020, the Company sold 6,769,559 shares under this program for net proceeds of approximately $12.2 million (after deducting commissions and other offering expenses). Through December 31, 2021, the Company has sold a total of 18,287,913 shares under this program for net proceeds of approximately $59.6 million (after deducting commissions and other offering expenses).

In August 2021, the Company entered into a sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (August 2021 ATM). During the year-ended December 31, 2021, the Company sold 2,930,585 shares under the August 2021 ATM for net proceeds of approximately $6.8 million (after deducting commissions and other offering expenses).

9. Stock-based compensation

Stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Research and development	$2,099	$1,935	$1,501
Selling, general and administrative	5,612	6,183	7,038
Total stock-based compensation expense	$7,711	$8,118	$8,539

All of the $7.7 million, $8.1 million, and $8.5 million of stock-based compensation expense recorded during the years ended December 31, 2021, 2020, and 2019, respectively, was recorded to additional paid-in capital.

The Company has awards outstanding under two equity compensation plans, the 2021 Equity Incentive Plan (2021 Plan), and the Amended and Restated 2012 Incentive Plan (the 2012 Plan), as well as the inducement award program. As of December 31, 2021, there are no awards outstanding under the 2010 Equity Incentive Plan (the 2010 Plan). Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the individual plans.

2021 Plan

During 2021, the Company’s stockholders approved the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased making awards under the 2012 Plan. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2021 Plan is (i) 23,900,000 which is the sum of 13,250,124 shares plus the number of shares available for issuance under the 2012 Plan as of the date the Company’s Board of Directors approved the 2021 Plan (10,649,876 shares) plus (ii) the number of shares of the Company’s common stock underlying awards under the 2012 Plan and the 2010 Plan that expire, terminate or are surrendered without delivery of shares, are forfeited to or repurchased by the Company, or otherwise become available again for grant under the terms of the 2012 Plan or the 2010 Plan, as applicable.

As of December 31, 2021, under the 2021 Plan, the Company has granted stock options for 3,717,822 shares of common stock, of which 14,584 have been forfeited and 0 have been exercised, and granted RSUs for 1,971,097 shares of common stock, of which 0 have been forfeited and 0 have vested. As of December 31, 2021, 18,286,651, shares remain available for future issuance.

2012 Plan

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

Awards under the 2012 Plan may include the following award types: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, other stock-based or cash-based awards and any combination of the foregoing. As of December 31, 2021, under the 2012 Plan, the Company has granted stock options for 22,098,207 shares of common stock, of which 8,837,324 have been forfeited and 2,198,469 have been exercised, and granted RSUs for 6,678,621 shares of common stock, of which 1,021,941 have been forfeited and 5,028,711 have vested. The exercise price of each option has been equal to the closing price of a share of the Company’s common stock on the grant date. Upon adoption of the 2021 Plan, the Company ceased issuing awards from the 2012 Plan.

Inducement Award Program

In December 2014, the Company established an inducement award program (in accordance with Nasdaq Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase, and RSUs in respect of up to an aggregate of 750,000 shares of common stock to new or prospective employees as inducement to enter into employment with the Company. In December 2016, the Board of Directors authorized and reserved 580,000 additional shares of common stock under this program. In December 2017, the Board of Directors authorized and reserved 2,500,000 additional shares of common stock under this program. In June and December 2018, the Board of Directors authorized and reserved 1,700,000 and 1,250,000 additional shares of common stock under this program, respectively. In February 2020, the Board of Directors authorized the reduction of 2,033,367 shares available for issuance under this program. The program is governed by the terms of the 2021 Plan, but shares issued pursuant to the program are not issued under the 2021 Plan. As of December 31, 2021, the Company had granted options for 7,294,634 shares of common stock under the program, of which 5,212,127 have been forfeited and 584,016 have been exercised, and granted RSUs for 535,950 shares, of which 232,200 have been forfeited and 97,812 have vested. As of December 31, 2021, 2,285,421 shares remain available for future issuance.

Stock Options

Most options granted by the Company vest twenty-five percent (25%) one year from vesting start date and six and a quarter percent (6.25%) for each successive three-month period, thereafter (subject to acceleration of vesting in the event of certain change of control transactions) subject to the employee’s continued employment with, or service to, the Company on such vesting date and are exercisable for a period of ten years from the date of grant.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2021, is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2020	12,690,745	$3.90	6.5	$3,390
Granted	4,990,731	2.50
Exercised	(572,086)	1.58
Forfeited/cancelled	(845,292)	3.71
Outstanding at December 31, 2021	16,264,098	$3.56	6.7	$2,601
Vested at December 31, 2021	9,218,745	$4.38	4.9	$2,150

The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2021	2020	2019
Risk-free interest rate	1.15%	0.60%	1.98%
Volatility	89%	96%	87%
Dividend yield	—	—	—
Expected term (years)	6.0	6.0	5.9

The Company recorded stock-based compensation expense associated with employee and non-employee stock options of $4.1 million, $4.3 million, and $7.1 million, for the years ended December 31, 2021, 2020, and 2019, respectively. The weighted-average grant date fair value of options granted in the years ended December 31, 2021, 2020, and 2019 was $1.82, $1.62, and $1.44 per share, respectively. The fair value of options that vested during the years ended December 31, 2021, 2020, and 2019 was $3.8 million, $7.4 million, and $7.3 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2021 and 2020 was $0.8 million and $1.0 million, respectively.

At December 31, 2021, there was $10.7 million of total unrecognized compensation cost related to unvested stock options and the Company expects to recognize this cost over a remaining weighted-average period of 3.2 years.

Restricted Stock Units (RSUs)

Each RSU entitles the holder to receive one share of the Company’s common stock when the RSU vests. The RSUs generally vest (i) twenty-five percent (25%) one year from vesting start date and six and a quarter percent (6.25%) for each successive three-month period, thereafter, (ii) two tranches for 50% of the award with the second and final vesting date on the one year anniversary of the vesting commencement date and (iii) 100 percent within two years of the vesting commencement date. The RSUs are subject to acceleration of vesting in the event of certain change of control transactions and subject to the employee’s continued employment with, or service to, the Company on such vesting date. Compensation expense is recognized on a straight-line basis.

A summary of RSU activity during the year ended December 31, 2021, is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2020	2,649,317	$1.73
Granted	2,629,312	$2.46
Vested	(2,204,485)	$1.66
Forfeited/cancelled	(269,140)	$2.11
Outstanding at December 31, 2021	2,805,004	$2.44

The Company recorded stock-based compensation expense associated with employee and non-employee RSUs of $3.5 million, $3.7 million, and $1.0 million, for the years ended December 31, 2021, 2020, and 2019, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2021, 2020, and 2019 was approximately $3.7 million, $3.8 million, and $0.3 million, respectively.

At December 31, 2021, there was $6.0 million of total unrecognized compensation cost related to unvested RSUs and the Company expects to recognize this cost over a remaining weighted-average period of 3.7 years.

On March 27, 2020, the Company amended all outstanding stock options and RSUs awards held by employees (including executive officers), other than certain performance-based awards, to provide that, in the event of a change of control, such equity awards currently held by employees that are outstanding and unvested immediately prior to a change of control of the Company will become fully vested and, if applicable, exercisable immediately prior to, and subject to the consummation of, such change of control. The amendment was implemented to provide assurance to the Company’s existing employees and not in response to any change of control offer for the Company. The modification affected 93 employees and will result in incremental stock compensation expense of $0.2 million to be recognized over the remaining requisite service period for each award. The modification resulted in incremental stock compensation expense of $0.1 million recognized in the year ended December 31, 2021, and 2020.

The Company modified all unvested equity awards held by employees included in the August 2020 Restructuring discussed in Note. 15 Restructurings. On September 30, 2020, the Company accelerated all unvested awards held by employees included in the August 2020 Restructuring to be fully vested on September 30, 2020. As a result of the modification, the Company recognized incremental stock compensation cost of approximately $0.5 million during year ended December 31, 2020 within selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

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

	Year ended December 31,
	2021	2020	2019
Risk-free interest rate	0.07%	1.04%	2.26%
Volatility	68%	109%	88%
Dividend yield	—	—	—
Expected term (years)	0.5	0.5	0.5

The Company has recognized $0.1 million, $0.1 million and $0.4 million of stock-based compensation expense under the Amended and Restated 2018 ESPP, for the years ended December 31, 2021, 2020, and 2019 respectively. During the year ended December 31, 2021, 2020, and 2019, the Company issued 110,060 shares, 358,193 shares and 341,701 shares, respectively, of common stock for proceeds of $0.2 million, $0.4 million and $0.4 million, respectively under the Amended and Restated 2018 ESPP.

10. Convertible Senior Notes

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

The 2018 Indenture includes customary covenants and set forth certain events of default after which the 2018 Notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default involving the Company or certain of its subsidiaries after which the 2018 Notes become automatically due and payable

The Company assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon the Company’s stockholders approving an increase in the number of authorized shares of Common Stock in December 2018. The Company determined that all other features of the 2018 Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.  There have been no changes to the Company’s original assessment through December 31, 2021.

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

The 2019 Notes were convertible into shares of the Company’s common stock, par value $0.0001 per share, together, if applicable, with cash in lieu of any fractional share, at an initial conversion rate of 606.0606 shares of common stock per $1,000 principal amount of the 2019 Notes, which corresponds to an initial conversion price of approximately $1.65 per share of common stock.

The Company assessed all terms and features of the 2019 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2019 Notes, including the conversion, put and call features. In consideration of the 2019 Notes Interest Make-Whole Provision, the Company concluded the provision required bifurcation as a derivative. The fair value of the 2019 Interest Make-Whole Provision was determined using a Monte Carlo model. It was determined that the fair value of the derivative upon the November 14, 2019 and December 23, 2019 issuance of the 2019 Notes was $0.2 million in aggregate; and recorded this amount as a derivative liability and the offsetting amount as a debt discount as a reduction to the carrying value of the 2019 Notes on the closing dates. During the period November 14, 2019 to December 31, 2019, 2019 Note holders converted $9.5 million aggregate principal of 2019 Notes in exchange for 5,767,872 shares of common stock, $0.4 million of cash for 2019 Interest Make-Whole Provision payments, and accrued interest. As of December 31, 2019, the Company determined the fair value of the 2019 Interest Make-Whole Provision was $0.5 million. The Company recorded the change in the fair value of the 2019 Interest Make-Whole Provision for the period from November 14, 2019 to December 31, 2019 of $0.6 million as other expense on the consolidated statements of operations and comprehensive loss.

During the first quarter of 2020, 2019 Note holders converted $57.4 million aggregate principal of 2019 Notes in exchange for 34,796,350 shares of common stock, $1.8 million of cash for the 2019 Note Interest Make-Whole Provision, and accrued interest. The Company recorded $1.3 million for the year ended December 31, 2020, as other expense for the change in fair value of the 2019 Notes Interest Make-Whole Provision in the consolidated statements of operations and comprehensive loss. The Company determined that all other features of the 2019 Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's consolidated financial statements. As of March 31, 2020, all 2019 Notes have converted into shares of common stock.

2020 Notes

On November 6, 2020, the Company entered into a privately negotiated agreement with an investor who was a holder of the Company’s 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 5.00% Convertible Senior Notes due 2048 (the 2020 Notes). The issuance of the 2020 Notes closed on November 13, 2020. The 2020 Notes were governed pursuant to the Base Indenture between the Company and Wilmington, as trustee and collateral agent, dated as of October 17, 2018 as supplemented by the second supplemental indenture thereto dated as of November 13, 2020 (the 2020 Notes Supplemental Indenture and together with the Base Indenture, the 2020 Indenture).

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

The initial conversion rate for the 2020 Notes was 307.6923 shares of the Company’s common stock per $1,000 principal amount of the 2020 Notes, which is equivalent to an initial conversion price of approximately $3.25 per share. The conversion rate was subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends, but was not subject to adjustment for any accrued and unpaid interest.

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

The Company determined that all features of the 2020 Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's consolidated financial statements

On July 1, 2021, the Company exercised the Company’s 2020 Notes Mandatory Conversion Option for the aggregate principal amount of $28.0 million of the Company’s 2020 Notes. On July 16, 2021, the aggregate principal of $28.0 million of 2020 Notes was converted into 8,615,384 shares of common stock. As a result, as of September 30, 2021, all 2020 Notes have converted into shares of common stock. Upon conversion of the 2020 Notes, holders received a cash payment equal to the accrued and unpaid interest on the converted 2020 Notes. Pursuant to ASC 815-15-40-1, upon conversion, the Company recorded the remaining discount on the 2020 Notes of $7.8 million as interest expense in the statements of operations and comprehensive loss during the year ended December 31, 2021.

All Notes

The Company determined that the expected life of the 2018 Notes, 2019 Notes, and 2020 Notes was equal to the period through November 1, 2023, as this represents the point at which the 2018 Notes, 2019 Notes, and 2020 Notes were initially subject to repurchase by the Company at the option of the holders. Accordingly, for the 2018 Notes, the total debt discount, inclusive of the fair value of the embedded conversion feature derivative at issuance is being amortized using the effective interest method through November 1, 2023. For the 2019 Notes and 2020 Notes, the total debt discount, inclusive of the fair value of the embedded conversion feature derivative at issuance and change in fair value of conversion option upon exchange, was being amortized using the effective interest method through November 1, 2023. Pursuant to ASC 815-15-40-1, upon conversion of the 2019 Notes and 2020 Notes into common stock, the remaining debt discount on the conversion date was recorded to interest expense in the statements of operations and comprehensive loss. For the year ended December 31, 2021, the Company recognized an aggregate of $10.0 million of interest expense related to the 2018 Notes, and 2020 Notes.

11. Net Loss per Share

ASC Topic 260, Earnings Per Share, requires the Company to calculate its net loss per share based on basic and diluted net loss per share, as defined. Basic EPS excludes dilution and is computed by dividing net loss by the weighted average number of shares outstanding for the period. For the years ended December 31, 2021, 2020, and 2019 net loss, basic and diluted EPS are the same as the assumed exercise of stock options, restricted stock units, and the Notes are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019
Outstanding stock options	16,264,098	12,690,745	17,258,524
Outstanding restricted stock units	2,805,004	2,649,317	678,089
2018 Notes	41,873	41,873	3,950,032
2019 Notes	—	—	34,796,363
2020 Notes	—	8,615,384	—
Employee stock purchase plan	57,636	53,372	227,141
Total potentially dilutive securities	19,168,611	24,050,691	56,910,149

12. Income Taxes

As of December 31, 2021, the Company had federal and state NOL carryforwards of approximately $410.6 million and $219.0 million, respectively, which are available to reduce future taxable income. The Company also had federal and state tax credits of $3.5 million and $1.3 million, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2041, except for $214.9 million of federal NOL carryforwards which may be carried forward indefinitely.

During the year ended December 31, 2020, the Company recorded income tax expense of $0.2 million, which primarily related to state income tax as a result of the sale of COPIKTRA license and related assets to Secura. Refer to Note 14. License, collaboration and commercial agreements for further discussion of the sale to Secura.

For the years ended December 31, 2021, 2020, and 2019 income tax expense consisted of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Current tax expense:
Federal	$—	$—	$—
State	—	194	—
Current income tax expense	—	194	—
Deferred
Federal	—	—	—
State	—	—	—
Deferred income tax expense	—	—	—
Total income tax expense	$—	$194	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	December 31,
	2021	2020
Income tax benefit using U.S. federal statutory rate	21.00%	21.00%
State tax benefit, net of federal benefit	3.01%	(8.55)%
Research and development tax credits	2.71%	2.84%
Permanent items	(0.44)%	(0.60)%
Change in the valuation allowance	(21.23)%	35.09%
NOL and tax credit expiration under Section 382	(4.34)%	(52.67)%
Other	(0.71)%	2.60%
	—%	(0.29)%

The principal components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$98,777	$86,665
Capitalized research and development	1,276	1,565
Research and development credits	4,516	2,043
Stock-based compensation	4,200	4,041
Installment sale	8,819	9,981
Lease liability	730	950
Other deferred tax assets	411	680
Total deferred tax assets	118,729	105,925
Deferred tax liabilities:
Right-of-use asset	(574)	(742)
Debt discount	(11)	(2,245)
Other deferred tax liability	(91)	—
Total deferred tax liabilities	(676)	(2,987)
Net deferred tax asset prior to valuation allowance	118,053	102,938
Valuation allowance	(118,053)	(102,938)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2021 and 2020 because the Company’s management believes that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of approximately $15.1. million in the year ended December 31, 2021, primarily relates to the generation of net operating losses and research and development credits.

Section 382 of the Internal Revenue Code and similar provisions under state law limit the utilization of U.S. NOL carryforwards, state NOL carryforwards, Research and Development (R&D) credits, and Orphan Drug (OD) credits following certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. Based on the Company’s analysis under Section 382, the Company believes that its federal NOL carryforwards, its state NOL carryforwards, R&D credits, and OD credits are limited by Section 382 and similar provisions under state law as of December 31, 2021. The portion of federal NOL carryforwards, state NOL carryforwards, R&D credits, and OD credits that were determined to be limited have been written off as of December 31, 2021. The remaining unused carryforwards and credits remain available for future periods. Due the Company’s full valuation allowance the write off of NOL carryforwards and R&D and OD credits did not have any impact to the statements of operation and comprehensive loss.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. From inception and through December 31, 2021, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not conducted a study of R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

13. Commitments and contingencies

The Company has entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts. Please refer to Note 7. Leases for further details regarding the minimum aggregate future lease commitments as of December 31, 2021. In conjunction with the execution of the Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of December 31, 2021, and 2020. The amount is included in non-current restricted cash on the consolidated balance sheets as of December 31, 2021, and 2020.

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

14. License, collaboration and commercial agreements

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

In connection with the Secura APA, the Company and Secura entered into a transition services agreement (Secura TSA). Under the terms of the Secura TSA, the Company provided certain support functions at Secura’s direction for a term of less than one year from the date of execution (Secura TSA Services). Services performed were paid at a mutually agreed upon rate.

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

The Company determined $0.2 million of future potential royalties the Company expects to receive pursuant to the Secura APA were not constrained as of December 31, 2021. When estimating the amount of royalties to be received that were not constrained, the Company used the expected value method as there are a range of possible outcomes. When estimating royalties to be received, the Company used a combination of internal projections and forecasts and data from external sources. The Company determined that all other future potential royalties were constrained under the guidance as of December 31, 2021. As part of the Company’s evaluation of the constraint on future royalties, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in royalty payments. Those factors include: the likelihood and magnitude of revenue reversals related to future royalties, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence, the amount of time to resolve the uncertainty, and lack of significant history of selling COPIKTRA outside of the United States. In addition, the Company has recognized less than $0.1 million of sale of COPIKTRA license and related assets revenue for royalties earned on sales that occurred during the year ended December 31, 2021.

As the consideration for future royalties is conditional, the Company recorded a corresponding contract asset for the expected future royalties. Portions of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional. As of December 31, 2021, the $0.2 million contract asset has been recorded within prepaid and other current assets on the consolidated balance sheet.

The following table presents changes in the Company’s contract asset for the year ended December 31, 2021 (in thousands):

Contract Asset:	Balance at December 31, 2020	Additions	Reclassification to receivable	Balance at December 31, 2021
Contract asset - Secura	$—	$197	$(27)	$170
Total	$—	$197	$(27)	$170

During the year ended December 31, 2021, two regulatory milestones were achieved by Secura’s sublicensee, Sanofi, of which 50% of the milestone or $1.3 million was paid to the Company pursuant to the Secura APA. The Company determined all other future potential milestones were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of December 31, 2021. As part of the Company’s evaluation of the constraint, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors include: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for a long period of time. All other future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

During the year ended December 31, 2021, the Company recognized $1.4 million of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive loss. The sale of COPIKTRA license and related assets revenue for the year ended December 31, 2021 primarily related to two regulatory milestone for $1.3 million achieved by Secura’s sublicensee and $0.2 million related to royalties received and expected to be received pursuant to the Secura APA. During the year ended December 31, 2021, the Company also recognized $0.6 million in transition services revenue within the statements of operations and comprehensive loss.

During the year ended December 31, 2020, the Company recognized $70.0 million as sale of COPIKTRA license and related assets revenue related to delivery of the Bundled Secura Performance Obligation and $0.4 million in transition services revenue within the statements of operations and comprehensive loss. The Company recognized approximately $31.2 million of cost of sales – sale of COPIKTRA license and related assets within the statements of operations and comprehensive loss which consisted of $19.2 million, $6.0 million, $5.8 million and $0.2 million for the intangible asset, certain duvelisib inventory, net duvelisib contract prepaid balances and manufacturing equipment, respectively, which were delivered to Secura as part of the sale.

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

Pursuant to the terms of the Infinity License Agreement, the Company was obligated to pay Infinity royalties on worldwide net sales of any products in an oncology indication containing duvelisib ranging from the mid-single digits to the high single-digits. In addition to the foregoing, the Company was obligated to pay Infinity an additional royalty of 4% on worldwide net sales of any products in an oncology indication containing duvelisib to cover the reimbursement of research and development costs owed by Infinity to Mundipharma International Corporation Limited (MICL) and Purdue Pharmaceutical Products L.P. (Purdue).

During the year ended December 31, 2021, 2020, and 2019, the Company recorded royalty expense of $0.0 million, $1.3 million, and $1.0 million, respectively related to the Infinity License Agreement, which are included in costs of sales - product within the consolidated statements of operation and comprehensive loss.

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

15. Restructurings

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

During the year-ended December 31, 2020, the Company recorded an aggregate expense of $4.6 million for the February 2020 Restructuring and August 2020 Restructuring for one-time termination benefits for employee severance, benefits, and related costs. This expense is reflected in the consolidated statements of operation and comprehensive loss as selling general, and administrative expense for $4.1 million, and research and development expense for $0.5 million. There were no restructuring expenses for the year ended December 31, 2021.

The following table summarizes the accrued liabilities activity recorded in connection with the restructurings for the year ended December 31, 2021 (in thousands):

Employee severance, benefits and related costs	Amounts accrued at December 31, 2020	Charges	Amount Paid	Adjustments	Amounts accrued at December 31, 2021
August 2020 Restructuring	1,027	—	(1,027)	—	—
Total	$1,027	$—	$(1,027)	$—	$—

16. Employee benefit plan

In June 2011, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre-tax or post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of approximately $0.8 million, $0.9 million, and $1.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

17. Subsequent events

The Company reviews all activity subsequent to year end but prior to the issuance of the consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the consolidated balance sheet date. The Company is not aware of any material subsequent events other than the following:

Loan and Security Agreement

On March 25, 2022, the Company entered into a Loan and Security Agreement (Loan Agreement) with Oxford Finance, LLC (Oxford) pursuant to which it may obtain a loan of up to $150.0 million (Term Loans) in five tranches. Contemporaneously with executing the Loan Agreement, the Company drew down the first $25.0 million tranche (Term Loan A). The second, third and fourth tranches (Term Loan B, Term Loan C, and Term Loan D, respectively) may be drawn at the Company’s option upon the achievement of certain pre-determined milestones. The fifth tranche of $50.0 million (Term Loan E) will only be available at the sole discretion of the lender.

The Term Loans will bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Interest is payable monthly in arrears on the first calendar day of each calendar month. Beginning (i) April 1, 2024, if the Term B Loan is not made, (ii) April 1, 2025, if the Term B Loan is made, or (iii) April 1, 2026, if the Term B Loan is made and an additional predetermined milestone is met, the Company shall repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on March 1, 2027.

The Company will be required to make a final payment of 5.0% of the original principal amount of the Term Loans that were drawn, payable at maturity or upon any earlier acceleration or prepayment of the Term Loans. The Company may prepay all, but not less than all, of the Term Loans, subject to a prepayment fee equal to (i) 3.0% of the principal amount of the applicable Term Loan if prepaid on or before the first anniversary date of the funding date of such Term Loan, (ii) 2.0% of the principal amount of the applicable Term Loan if prepaid after the first anniversary and on or before the second anniversary of the funding date of such Term Loan, and (iii) 1.0% of the principal amount of the applicable Term Loan if prepaid after the second anniversary of the applicable funding date of such Term Loan. All Term Loans will be subject to a facility fee of 0.5% of the principal amount.