Form 10-Q
period 2022-03-31
Verastem, Inc.
filed 2022-05-09
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR
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

As of May 6, 2022 there were 186,361,206 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements relate to, among other things, the development and activity of our programs and product candidates, VS-6766 (rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) program) and defactinib (focal adhesion kinase (“FAK”) program), the structure of our planned and pending clinical trials, and the timeline and indications for clinical development, regulatory submissions and commercialization of activities. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the uncertainties inherent in research and development of VS-6766 and defactinib, such as negative or unexpected results of clinical trials; whether and when any applications for VS-6766 and defactinib may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve any such other applications that may be filed for VS-6766 and defactinib, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted and, if approved, whether VS-6766 or defactinib will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for VS-6766 and defactinib; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of VS-6766 and defactinib; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that VS-6766 or defactinib will cause unexpected safety events, experience manufacturing or supply interruptions or failures, or result in unmanageable safety profiles as compared to their levels of efficacy; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for VS-6766 or defactinib; that we will be unable to in-license additional compounds or successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we may not attract and retain high quality personnel; that we or Chugai Pharmaceutical, Co. Ltd., will fail to fully perform under the license agreement; that our target market for our product candidates might be smaller than we are presently estimating; that we or Secura Bio, Inc. will fail to fully perform under the asset purchase agreement; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients; and that the duration and impact of COVID-19 may affect, precipitate or exacerbate one or more of the foregoing risks and uncertainties. Other risks and uncertainties include those identified in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with Securities and Exchange Commission (SEC) on March 28, 2022, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$46,687	$21,252
Short-term investments	59,591	79,004
Accounts receivable, net	2,644	516
Prepaid expenses and other current assets	4,517	4,968
Total current assets	113,439	105,740
Property and equipment, net	180	210
Right-of-use asset, net	2,183	2,302
Restricted cash	241	241
Other assets	105	169
Total assets	$116,148	$108,662
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,896	$2,302
Accrued expenses	13,294	15,621
Lease liability, short-term	696	667
Total current liabilities	16,886	18,590
Non-current liabilities:
Convertible senior notes	255	249
Long-term debt	24,157	—
Lease liability, long-term	2,079	2,264
Total liabilities	43,377	21,103
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 186,330 and 185,286 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	19	19
Additional paid-in capital	753,538	751,217
Accumulated other comprehensive income/(loss)	(113)	34
Accumulated deficit	(680,673)	(663,711)
Total stockholders’ equity	72,771	87,559
Total liabilities and stockholders’ equity	$116,148	$108,662

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2022	2021
Revenue:
Sale of COPIKTRA license and related assets	2,596	850
Transition services revenue	—	156
Total revenue	2,596	1,006
Operating expenses:
Research and development	13,642	8,896
Selling, general and administrative	5,934	6,218
Total operating expenses	19,576	15,114
Loss from operations	(16,980)	(14,108)
Other income	28	—
Interest income	46	52
Interest expense	(56)	(975)
Net loss	$(16,962)	$(15,031)
Net loss per share—basic and diluted	$(0.09)	$(0.09)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	186,264	171,586

Net loss	$(16,962)	$(15,031)
Unrealized loss on available-for-sale securities	(147)	(19)
Comprehensive loss	$(17,109)	$(15,050)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income/ (loss)	deficit	equity
Balance at December 31, 2021	185,286,480	$19	$751,217	$34	$(663,711)	$87,559
Net loss	—	—	—	—	(16,962)	(16,962)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(147)	—	(147)
Issuance of common stock resulting from at-the-market transactions, net	285,900	—	575	—	—	575
Issuance of common stock resulting from vesting of restricted stock units	699,635	—	—	—	—	—
Stock-based compensation expense	—	—	1,646	—	—	1,646
Issuance of common stock under Employee Stock Purchase Plan	57,636	—	100	—	—	100
Balance at March 31, 2022	186,329,651	$19	$753,538	$(113)	$(680,673)	$72,771

Balance at December 31, 2020	170,456,179	$17	$707,715	$53	$(592,511)	$115,274
Net loss	—	—	—	—	(15,031)	(15,031)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(19)	—	(19)
Issuance of common stock resulting from exercise of stock options	173,890	—	381	—	—	381
Issuance of common stock resulting from vesting of restricted stock units	1,047,271	—	(52)	—	—	(52)
Stock-based compensation expense	—	—	1,980	—	—	1,980
Issuance of common stock under Employee Stock Purchase Plan	53,372	—	76	—	—	76
Balance at March 31, 2021	171,730,712	$17	$710,100	$34	$(607,542)	$102,609

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
Operating activities
Net loss	$(16,962)	$(15,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	81
Amortization of right-of-use asset and lease liability	(37)	(32)
Stock-based compensation expense	1,646	1,980
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	17	636
Changes in operating assets and liabilities:
Accounts receivable, net	(2,128)	(886)
Prepaid expenses, other current assets and other assets	510	(1,814)
Accounts payable	92	774
Accrued expenses and other liabilities	(2,449)	(5,026)
Net cash used in operating activities	(19,281)	(19,318)
Investing activities
Purchases of property and equipment	—	(196)
Purchases of investments	(4,986)	(17,551)
Maturities of investments	24,250	5,375
Net cash provided by (used in) investing activities	19,264	(12,372)
Financing activities
Proceeds from long-term debt, net	24,772	—
Proceeds from the exercise of stock options and employee stock purchase program	100	300
Settlement of restricted stock for tax withholdings	—	(878)
Proceeds from the issuance of common stock, net	580	—
Net cash provided by (used in) financing activities	25,452	(578)
Increase (decrease) in cash, cash equivalents and restricted cash	25,435	(32,268)
Cash, cash equivalents and restricted cash at beginning of period	21,493	68,023
Cash, cash equivalents and restricted cash at end of period	$46,928	$35,755
Supplemental disclosure of non-cash investing and financing activities
Common stock issuance costs included in accounts payable and accrued expenses	$—	$15
Settlement of restricted stock units for tax withholdings included in accrued expenses	$—	$9
Receivables related to stock option exercises in prepaid expenses and other current assets	$—	$157
Deferred financing costs included in accounts payable and accrued expenses	$624	$—

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the “Company”) is a late stage development biopharmaceutical company, with ongoing registration directed trials, committed to advancing new medicines for patients battling cancer. The Company’s pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) inhibition and focal adhesion kinase (“FAK”) inhibition.

The Company’s most advanced product candidates, VS-6766 and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, low-grade serous ovarian cancer (“LGSOC”), non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), pancreatic cancer, uveal melanoma, and endometrial cancer. The Company believes that VS-6766 may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

On September 24, 2018, the Company’s first commercial product, COPIKTRA® (duvelisib), was approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of adult patients with certain hematologic cancers including relapsed or refractory chronic lymphocytic leukemia/ small lymphocytic lymphoma (“CLL/SLL”) after at least two prior therapies and relapsed or refractory follicular lymphoma (“FL”) after at least two prior systemic therapies. On August 10, 2020, the Company and Secura Bio, Inc. (“Secura”) entered into an asset purchase agreement (“Secura APA”). Pursuant to the Secura APA, the Company sold to Secura its exclusive worldwide license, including certain related assets for the research, development, commercialization, and manufacture in oncology indications of products containing COPIKTRA (duvelisib). The transaction closed on September 30, 2020. Refer to Note 13. License, collaboration, and commercial agreements for a detailed discussion of the Secura APA.

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

The Company has historical losses from operations and anticipates that it may continue to incur operating losses as it continues the research and development of its product candidates. As of March 31, 2022 the Company had cash, cash equivalents, and investments of $106.3 million, and an accumulated deficit of $680.7 million. The Company expects its existing cash resources will be sufficient to fund its planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

The Company expects to finance the future development costs of its clinical product portfolio with its existing cash, cash equivalents, and investments, through future milestones and royalties received pursuant to the Secura APA, through our loan and security agreement with Oxford Finance LLC (“Oxford”), or through other strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2022.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, the Company did not adopt any additional significant accounting policies.

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

In August 2020, the FASB issued No. ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The ASU also simplifies the diluted earnings per share calculation in certain areas. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its condensed consolidated financial statements and related disclosures.

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of March 31, 2022 the Company’s cash, cash equivalents and investments were deposited at three financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of March 31, 2022, there was one customer, Secura, that made up more than 60% of the Company’s accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any accounts receivable balances are assured.

For the three months ended March 31, 2022, there was one customer, Secura, who individually accounted for all of the Company’s revenue. Refer to Note 13. License, collaboration, and commercial agreements for a detailed discussion of the Secura APA.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$46,687	$21,252
Restricted cash	241	241
Total cash, cash equivalents and restricted cash	$46,928	$21,493

Amounts included in restricted cash as of March 31, 2022 and December 31, 2021 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of approximately $0.2 million. The letters of credit are included in non-current restricted cash on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$44,750	$42,751	$1,999	$—
Short-term investments	59,591	—	59,591	—
Total financial assets	$104,341	$42,751	$61,590	$—

	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$19,302	$19,302	$—	$—
Short-term investments	79,004	—	79,004	—
Total financial assets	$98,306	$19,302	$79,004	$—

The Company’s cash equivalents and short-term investments consist of U.S. Government money market funds, corporate bonds, agency bonds and commercial paper of publicly traded companies. The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2022 and December 31, 2021.

Fair Value of Financial Instruments

The fair value of the Company’s 2018 issued 5.00% Convertible Senior Notes due 2048 (the “2018 Notes”) was approximately $0.3 million as of March 31, 2022, which equals the carrying value of the 2018 Notes of $0.3 million as of March 31, 2022. The fair value of the 2018 Notes was approximately $0.3 million as of December 31, 2021, which differs from the carrying value of the 2018 Notes of $0.2 million as of December 31, 2021. The fair value of the 2018 Notes is influenced by the Company’s stock price, stock price volatility, and current market yields and was determined using Level 3 inputs.

The fair value of the Company’s long-term debt is determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the condensed consolidated balance sheet date. The carrying value of the Company’s long-term debt as of March 31, 2022, was approximately $24.2 million. The Company estimates that the fair value of its long-term debt was approximately $26.2 million as of March 31, 2022. There was no long-term debt outstanding as of December 31, 2021. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$44,928	$—	$—	$44,928
Corporate bonds, agency bonds and commercial paper (due within 90 days)	2,000	—	—	2,000
Total cash, cash equivalents & restricted cash:	$46,928	$—	$—	$46,928
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$59,704	$—	$(113)	$59,591
Total investments	$59,704	$—	$(113)	$59,591
Total cash, cash equivalents, restricted cash and investments	$106,632	$—	$(113)	$106,519

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$21,493	$—	$—	$21,493
Total cash, cash equivalents & restricted cash:	$21,493	$—	$—	$21,493
Investments:
Corporate bonds and commercial paper (due within 1 year)	$78,970	$48	$(14)	$79,004
Total investments	$78,970	$48	$(14)	$79,004
Total cash, cash equivalents, restricted cash and investments	$100,463	$48	$(14)	$100,497

There were no realized gains or losses on investments for the three months ended March 31, 2022 or 2021. There was one debt security in an unrealized loss position for more than 12 months as of March 31, 2022, with a fair value of $5.0 million, and unrealized loss of less than $0.1 million. There were no investments in an unrealized loss position for than 12 months as of December 31, 2021. There were 19 debt securities in an unrealized loss position for less than 12 months as of March 31, 2022, with a fair value of $50.9 million and unrealized loss of $0.1 million. There were three debt securities in an unrealized loss position for less than 12 months as of December 31, 2021, with a fair value of $15.8 million and unrealized loss of less than $0.1 million. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2022 and December 31, 2021, respectively.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Research and development expenses	$9,374	$9,311
Compensation and related benefits	1,443	3,892
Professional fees	907	785
Consulting fees	438	544
Interest	6	3
Commercialization costs	212	187
Other	914	899
Total accrued expenses	$13,294	$15,621

7. Debt

On March 25, 2022 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford, as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (“OFCF III” and together with Oxford, the “Lenders”), pursuant to which the Lenders have agreed to lend the Company up to an aggregate principal amount of $150.0 million in a series of term loans (the “Term Loans”).

Pursuant to the Loan Agreement, the Company received an initial Term Loan of $25.0 million on the Closing Date and may borrow an additional $125.0 million of Term Loans at its option upon the satisfaction of certain conditions as follows:

i.	$15.0 million (the “Term B Loan”), when the Company has either (a) received the Regulatory Milestone Payment (as defined in the Secura APA) from Secura of $35.0 million which is due upon receipt of regulatory approval of COPIKTRA in the United States for the treatment of peripheral T-cell lymphoma (“PTCL”) or (b) received at least $50.0 million in unrestricted cash proceeds from the sale or issuance of equity securities after the Closing Date (the “Term B Milestones”). The Company may draw the Term B Loan within 60 days after the occurrence of one of the Term B Milestones, but no later than March 31, 2023.
ii.	$25.0 million (the “Term C Loan”), when the Company has received accelerated or full approval from the FDA of VS-6766 for the treatment of LGSOC (the “Term C Milestone”). The Company may draw the Term C Loan within 60 days after the occurrence the Term C Milestone, but no later than March 31, 2024.
iii.	$35.0 million (the “Term D Loan”), when the Company has achieved at least $50.0 million in gross product revenue calculated on a trailing six-month basis (the “Term D Milestone”). The Company may draw the Term D Loan within 30 days after the occurrence of the Term D Milestone, but no later than March 31, 2025.
iv.	$50.0 million (the “Term E Loan”), at the sole discretion of the Lenders.

The Term Loans bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Interest is payable monthly in arrears on the first calendar day of each calendar month. Beginning (i) April 1, 2024, if the Term B Loan is not made, (ii) April 1, 2025, if the Term B Loan is made, or (iii) April 1, 2026, if the Term B Loan is made and either (A) VS-6766 has received FDA approval for the treatment of LGSOC or (B) COPIKTRA has received FDA approval for the treatment of PTCL, the Company shall repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on March 1, 2027.

The Company is required to make a final payment of 5.0% of the original principal amount of the Term Loans that are drawn, payable at maturity or upon any earlier acceleration or prepayment of the Term Loans (the “Final Payment Fee”). The Company may prepay all, but not less than all, of the Term Loans, subject to a prepayment fee equal to (i) 3.0% of the principal amount of the applicable Term Loan if prepaid on or before the first anniversary date of the funding date of such Term Loan, (ii) 2.0% of the principal amount of the applicable Term Loan if prepaid after the first anniversary and on or before the second anniversary of the funding date of such Term Loan, and (iii) 1.0% of the principal amount of the applicable Term Loan if prepaid after the second anniversary of the applicable funding date of such Term Loan. All Term Loans are subject to a facility fee of 0.5% of the principal amount.

The Loan Agreement contains no financial covenants. The Loan Agreement includes customary events of default, including, among others, payment defaults, breach of representations and warrants, covenant defaults, judgment defaults, insolvency and bankruptcy defaults, and a material adverse change. The occurrence of an event of default could result in the acceleration of the obligations under the Loan Agreement, termination of the Term Loan commitments and the right to foreclose on the collateral securing the obligations. During the existence of an event of default, the Term Loans will accrue interest at a rate per annum equal to 5.0% above the otherwise applicable interest rate.

In connection with the Loan Agreement, the Company granted Oxford a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The Company determined that all features of the Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s assessment through March 31, 2022.

 The debt issuance costs and the Final Payment Fee have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the debt as of March 31, 2022 and December 31, 2021 are detailed below (in thousands):

	March 31, 2022	December 31, 2021
Principal loan balance	$25,000	$—
Final Payment Fee	5	—
Debt issuance costs, net of accretion	(848)	—
Long-term debt, net of discount	$24,157	$—

As of March 31, 2022, future principal payments due are as follows (in thousands):

2022	$—
2023	—
2024	6,250
2025	8,333
2026	8,333
2027	2,084
Total principal payments	$25,000

8. Leases

On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. Effective February 15, 2018, the Company amended its lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the “Amended Lease Agreement”). The Amended Lease Agreement extends the expiration date of the lease from September 2019 through June 2025. Pursuant to the Amended Lease Agreement, the initial annual base rent amount is approximately $0.7 million, which increases during the lease term to $1.1 million for the last twelve-month period.

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

As of March 31, 2022, a right-of-use asset of $2.2 million and lease liability of $2.8 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended March 31,
	2022	2021
Lease Expense
Operating lease expense	$221	$221
Total Lease Expense	$221	$221
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$257	$252

March 31, 2022
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	3.3
Weighted average discount rate	14.6%
Maturity Analysis
2022	782
2023	1,060
2024	1,081
2025	546
Total	$3,469
Less: Present value discount	(694)
Lease Liability	$2,775

9. Convertible Senior Notes

2018 Notes

On October 17, 2018, the Company closed a registered direct public offering of $150.0 million aggregate principal amount of 2018 Notes for net proceeds of approximately $145.3 million. The 2018 Notes are governed by the terms of a base indenture for senior debt securities (the “2018 Base Indenture”), as supplemented by the first supplemental indenture thereto (the “2018 Notes Supplemental Indenture” and together with the 2018 Base Indenture, the “2018 Indenture”), each dated October 17, 2018, by and between the Company and Wilmington Trust, National Association (“Wilmington”), as trustee. The 2018 Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2019. The 2018 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms.

The 2018 Notes are convertible into shares of the Company’s common stock, par value $0.0001 per share, together, if applicable, with cash in lieu of any fractional share, at an initial conversion rate of 139.5771 shares of common stock per $1,000 principal amount of the 2018 Notes, which corresponds to an initial conversion price of approximately $7.16 per share of common stock. Upon conversion, converting noteholders will be entitled to receive accrued interest on their converted 2018 Notes.

The Company has the right, exercisable at its option, to cause all 2018 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2018 Indenture) per share of the Company’s common stock equals or exceeds 130% of the conversion price on each of at least 20 VWAP Trading Days (as defined in the 2018 Indenture), whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date the Company first issued the 2018 Notes.

The Company assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon the Company’s stockholders approving an increase in the number of authorized shares of Common Stock in December 2018. The Company determined that all other features of the 2018 Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through March 31, 2022.

2019 Notes

In the fourth quarter of 2019, the Company entered into privately negotiated agreements to exchange approximately $121.7 million aggregate principal amount of the 2018 Notes for (i) approximately $66.9 million aggregate principal amount of 5.00% Convertible Senior Second Lien Notes due 2048 (the “2019 Notes”), (ii) an aggregate of approximately $12.1 million in 2018 Notes principal repayment and (iii) accrued interest on the 2018 Notes through the exchange date. As of March 31, 2020, all 2019 Notes have converted into shares of common stock and are no longer outstanding.

2020 Notes

On November 6, 2020, the Company entered into a privately negotiated agreement with an investor who was a holder of the Company’s 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 5.00% Convertible Senior Notes due 2048 (the “2020 Notes”). The issuance of the 2020 Notes closed on November 13, 2020. The 2020 Notes were governed pursuant to the Base Indenture between the Company and Wilmington, as trustee and collateral agent, dated as of October 17, 2018 as supplemented by the second supplemental indenture thereto, dated as of November 13, 2020, (the “2020 Notes Supplemental Indenture” and together with the Base Indenture, the “2020 Indenture”).

The Company had the right, exercisable at its option, to cause all 2020 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2020 Indenture) per share of the Company’s common stock equaled or exceeded 123.08% of the conversion price on each of at least 20 “VWAP Trading Days” (as defined in the 2020 Indenture), whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date the Company first issued the 2020 Notes (the “2020 Notes Mandatory Conversion Option”).

On July 1, 2021, the Company exercised the Company’s 2020 Notes Mandatory Conversion Option for the aggregate principal amount of $28.0 million of the Company’s 2020 Notes. On July 16, 2021, the aggregate principal of $28.0 million of 2020 Notes was converted into 8,615,384 shares of common stock. As a result, all 2020 Notes have converted into shares of common stock.

10. Common stock

At-the-market equity offering programs

In August 2021, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). During the three months ended March 31, 2022, the Company sold 285,900 shares under the August 2021 ATM for net proceeds of approximately $0.6 million (after deducting commissions and other offering expenses).

11. Stock-based compensation

Stock options

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2022 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	16,264,098	$3.56	6.7	$2,601
Granted	9,125	1.43
Forfeited/cancelled	(330,163)	3.02
Outstanding at March 31, 2022	15,943,060	$3.57	6.4	$247
Vested at March 31, 2022	9,582,681	$4.31	4.8	$214

The fair value of each stock option granted during the three months ended March 31, 2022 and 2021 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	March 31,
	2022	2021
Risk-free interest rate	2.18%	0.55%
Volatility	87%	97%
Dividend yield	—	—
Expected term (years)	5.6	6.1

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the three months ended March 31, 2022 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2021	2,805,004	$2.44
Granted	813	$2.10
Vested	(113,218)	$2.32
Forfeited/cancelled	(93,394)	$2.25
Outstanding at March 31, 2022	2,599,205	$2.45

Employee stock purchase plan

At the Special Meeting of Stockholders, held on December 18, 2018, the stockholders approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”). On June 21, 2019, the board of directors of the Company amended and restated the 2018 ESPP, to account for certain non-material changes to the plan’s administration (the “Amended and Restated 2018 ESPP”). The Amended and Restated 2018 ESPP provides eligible employees with the opportunity, through regular payroll deductions, to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the common stock on (a) the date the option is granted, which is the first day of the purchase period, and (b) the exercise date, which is the last business day of the purchase period. The Amended and Restated 2018 ESPP generally allows for two six-month purchase periods per year beginning in January and July, or such other periods as determined by the compensation committee of the Company’s board of directors. The Company has reserved 2,000,000 shares of common stock for the administration of the Amended and Restated 2018 ESPP. The fair value of shares expected to be purchased under the Amended and Restated 2018 ESPP was calculated using the following weighted-average assumptions:

	Three months ended March 31,
	2022	2021
Risk-free interest rate	0.22%	0.09%
Volatility	50%	65%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the three months ended March 31, 2022 and 2021, the Company has recognized less than $0.1 million in each period of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the three months ended March 31, 2022 the Company issued 57,636 shares of common stock for proceeds of $0.1 million under the Amended and Restated 2018 ESPP.

12. Net loss per share

Basic loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, restricted stock units, and employee stock purchase plan shares (using the “treasury stock” method), and the 2018 Notes and 2020 Notes (using the “if-converted” method), unless their effect on net loss per share is anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2022	2021
Outstanding stock options	15,943,060	12,519,758
Outstanding restricted stock units	2,599,205	2,850,955
2018 Notes	41,873	41,873
2020 Notes	—	8,615,384
Employee stock purchase plan	51,050	33,034
Total potentially dilutive securities	18,635,188	24,061,004

13. License, collaboration and commercial agreements

Secura

On August 10, 2020, the Company and Secura signed the Secura APA and on September 30, 2020, the transaction closed.

Pursuant to the Secura APA, the Company sold to Secura its exclusive worldwide license, including related assets, for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib. The sale included certain intellectual property related to duvelisib in oncology indications, certain existing duvelisib inventory, claims and rights under certain contracts pertaining to duvelisib. Pursuant to the Secura APA, Secura assumed all operational and financial responsibility for activities that were part of the Company’s duvelisib oncology program, including all commercialization efforts related to duvelisib in the United States and Europe, as well as the Company’s ongoing duvelisib clinical trials. Further, Secura assumed all obligations with existing collaboration partners developing and commercializing duvelisib, which include Yakult Honsha Co., Ltd. (“Yakult”), CSPC Pharmaceutical Group Limited (“CSPC”), and Sanofi. Additionally, Secura assumed all royalty payment obligations due under the amended and restated license agreement with Infinity Pharmaceuticals, Inc.

Pursuant to the terms of the Secura APA, Secura has paid the Company an up-front payment of $70.0 million in September 2020 and has agreed to pay the Company (i) regulatory milestone payments up to $45.0 million, consisting of a payment of $35.0 million upon receipt of regulatory approval of COPIKTRA in the United States for the treatment of PTCL and a payment of $10.0 million upon receipt of the first regulatory approval for the commercial sale of COPIKTRA in the European Union for the treatment of PTCL, (ii) sales milestone payments of up to $50.0 million, consisting of $10.0 million when total worldwide net sales of COPIKTRA exceed $100.0 million, $15.0 million when total worldwide net sales of COPIKTRA exceed $200.0 million and $25.0 million when total worldwide net sales of COPIKTRA exceed $300.0 million, (iii) low double-digit royalties on the annual aggregate net sales above $100.0 million in the United States, European Union, and the United Kingdom of Great Britain and Northern Ireland and (iv) 50% of all royalty, milestone and sublicense revenue payments payable to Secura under the Company’s existing license agreements with Sanofi, Yakult, and CSPC, and 50% of all royalty and milestone payments payable to Secura under any license or sublicense agreement entered into by Secura in certain jurisdictions.

In connection with the Secura APA, the Company and Secura entered into a transition services agreement (“Secura TSA”). Under the terms of the Secura TSA, the Company has provided certain support functions at Secura’s direction for a term of less than one year from the date of execution (“Secura TSA Services”). Services performed were paid at a mutually agreed upon rate.

The Company evaluated the Secura APA and Secura TSA in accordance with ASC 606 as the Company concluded that the counterparty, Secura, is a customer. The Company identified the following performance obligations under the Secura APA and Secura TSA:

●	a bundled performance obligation consisting of delivery of the duvelisib global license and intellectual property, certain existing duvelisib inventory, certain duvelisib contracts and clinical trials, certain regulatory approvals, and certain regulatory documentation and books and records (the “Bundled Secura Performance Obligation”); and
●	Secura TSA Services.

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

The Company determined $0.2 million of future potential royalties the Company expects to receive pursuant to the Secura APA were not constrained as of March 31, 2022. When estimating the amount of royalties to be received that were not constrained, the Company used the expected value method as there are a range of possible outcomes. When estimating royalties to be received, the Company used a combination of internal projections and forecasts and data from external sources. The Company determined that all other future potential royalties were constrained under the guidance as of March 31, 2022. As part of the Company’s evaluation of the constraint on future royalties, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in royalty payments. Those factors include: the likelihood and magnitude of revenue reversals related to future royalties, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence, the amount of time to resolve the uncertainty, and lack of significant history of selling COPIKTRA outside of the United States.

As the consideration for future royalties is conditional, the Company recorded a corresponding contract asset for the expected royalties. Portions of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional. As of March 31, 2022, the contract asset has been recorded within prepaid and other current assets on the condensed consolidated balance sheets.

The following table presents changes in the Company’s contract asset for the three months ended March 31, 2022 (in thousands):

Contract Asset:	Balance at December 31, 2021	Additions	Reclassification to receivable	Balance at March 31, 2022
Contract asset - Secura	$170	$96	$(56)	$210
Total	$170	$96	$(56)	$210

During the first quarter of 2022, one regulatory milestone was achieved by Secura’s sublicensee, CSPC, of which 50% of the milestone or $2.5 million is due to the Company pursuant to the Secura APA. The Company determined all other future potential milestones were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of March 31, 2022. As part of the Company’s evaluation of the constraint, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors include: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for a long period of time. All other future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

During the three months ended March 31, 2022, the Company recognized $2.6 million of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive loss. The sale of COPIKTRA license and related assets revenue for the three months ended March 31, 2022 primarily related to one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the three months ended March 31, 2022 and future royalties expected to be received pursuant to the Secura APA that were not constrained.

During the three months ended March 31, 2021, the Company recognized $0.9 million of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive loss related to one regulatory milestone for $0.8 million achieved by Secura’s sublicensee, Sanofi, and $0.1 million related to future royalties expected to be received pursuant to the Secura APA that were not constrained. The Company also recognized $0.2 million in transition services revenue within the statements of operations and comprehensive loss.

14. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2022 and 2021, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2022 and 2021, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021. Please also refer to the sections under headings “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021.

OVERVIEW

We are a late stage development biopharmaceutical company, with ongoing registration directed trials, committed to advancing new medicines for patients battling cancer. Our pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) inhibition and focal adhesion kinase (“FAK”) inhibition.

Our most advanced product candidates, VS-6766 and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including low-grade serous ovarian cancer (“LGSOC”), non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), pancreatic cancer, uveal melanoma, and endometrial cancer. We believe that VS-6766 may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors, or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

VS-6766 is an orally available first-in-class unique small molecule RAF/MEK clamp. In contrast to other MEK inhibitors commercially available and in development, VS-6766 is a dual RAF/MEK clamp that blocks both MEK kinase activity and the ability of RAF to phosphorylate MEK. MEK-only inhibitors (e.g. PD0325901) paradoxically induce MEK phosphorylation (“pMEK”) by relieving extracellular-signal-regulated-kinase (“ERK”)-dependent feedback inhibition of RAF which may limit their efficacy. By inhibiting RAF-mediated phosphorylation of MEK, VS-6766 has the advantage of not inducing pMEK. This unique mechanism of VS-6766 enables more effective inhibition of ERK signaling and may confer enhanced therapeutic activity against ERK-dependent, RAS or BRAF mutant tumors.

VS-6766 has been shown to inhibit signaling and proliferation of tumor cell lines with a variety of mitogen-activated pathway kinase (“MAPK”) pathway alterations including Kirsten rat sarcoma viral oncogene homolog (“KRAS”), Harvey rat sarcoma viral oncogene homolog (“HRAS”), or B-Raf proto-oncogene serine/threonine kinase (“BRAF”) mutations, among others. VS-6766 has also been shown to synergize with agents targeting the MAPK pathway including G12C inhibitors in KRAS mutant NSCLC and CRC in preclinical models and enhances the anti-tumor effects of anti-PD-1 in KRAS mutant NSCLC mouse models. VS-6766 has shown compelling synergy with defactinib in preclinical models.

Defactinib is an oral small molecule inhibitor of FAK and proline-rich tyrosine kinase (“PYK2”) that is currently being evaluated as a potential combination therapy for various solid tumors. FAK is a non-receptor tyrosine kinase encoded by the protein tyrosine kinase-2 (“PTK-2”) gene that is involved in cellular adhesion and, in cancer, metastatic capability. Defactinib targets malignant cells both directly and through modulation of the tumor microenvironment. Defactinib has received orphan drug designation in ovarian cancer in the United States, the European Union and Australia. Preclinical research by our scientists and collaborators at world-renowned research institutions has described the effect of FAK inhibition as enhancing immune response by decreasing immuno-suppressive cells, increasing cytotoxic T cells, and reducing stromal density, which allows tumor-killing immune cells to enter the tumor.

The combination of VS-6766 and defactinib has been found to be clinically active in patients with KRAS mutant tumors and has received breakthrough designation from the U.S. Food & Drug Administration (the “FDA”) for the treatment of all patients with recurrent LGSOC, regardless of KRAS status after one or more prior lines of therapy, including platinum-based chemotherapy

In an ongoing investigator-initiated Phase 1/2 study (the “FRAME study”), the combination of VS-6766 and defactinib is being evaluated in patients with recurrent LGSOC, KRAS mutant NSCLC, KRAS-G12V mutant NSCLC, CRC, pancreatic cancer, and KRAS mutant endometrial cancer. Based on the LGSOC and KRAS-G12V NSCLC cohorts of the FRAME study, we have initiated our registration directed trials entitled RAF and MEK Program (“RAMP”) 201 and 202.

In the fourth quarter of 2020, we commenced registration-directed trials investigating VS-6766 as a monotherapy and in combination with defactinib. The registration-directed trials are entitled RAMP 201 and 202. RAMP 201 is an adaptive two-part multicenter, parallel cohort, randomized, open label trial to evaluate the efficacy and safety of VS-6766 alone and in combination with defactinib in patients with recurrent LGSOC. RAMP 202 is a Phase 2, adaptive two-part multicenter, parallel cohort, randomized, open-label trial to evaluate the efficacy and safety of VS-6766 alone and in combination with defactinib in patients with KRAS G12V mutant NSCLC, following treatment with a platinum-based regimen and immune checkpoint inhibitor. Additionally, the combination of VS-6766 with defactinib is being evaluated in several exploratory cohorts including KRAS non-G12V and BRAF (V600E and non-V600E) mutant NSCLC. Based on preclinical rationale, we have added BRAF mutant cohorts (V600E and non-V600E) to the RAMP 202 study in order to efficiently evaluate VS-6766 with defactinib in BRAF-mutant NSCLC.

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (“Amgen”) to evaluate the combination of VS-6766 with Amgen’s KRAS-G12C inhibitor LUMAKRASTM (sotorasib) in a Phase 1/2 trial entitled RAMP 203. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of VS-6766 in combination with LUMAKRASTM in patients with KRAS G12C-mutant NSCLC who have not been previously treated with a KRAS G12C inhibitor, as well as in patients who have progressed on a KRAS-G12C inhibitor. The study will therefore investigate the potential benefits of a more complete vertical blockade of the RAS pathway with the combination of VS-6766 with LUMAKRASTM (G12C inhibition) in KRAS G12C-mutant locally advanced or metastatic NSCLC.

In November 2021, we entered into a clinical collaboration agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of Mirati’s investigational KRAS-G12C inhibitor adagrasib with VS-6766 in KRAS G12C mutant NSCLC. The primary objective of this multi-center, single-arm, open-label Phase 1/2 trial entitled RAMP 204 is to determine the maximum tolerated dose and recommended Phase 2 dose for the combination of adagrasib and VS-6766 in patients with KRAS-G12C mutant NSCLC. The study will also investigate the safety, tolerability and efficacy of the combination in patients who have progressed on a KRAS-G12C inhibitor. The trial will build on preclinical data showing a deeper blockade of ERK pathway signaling resulting in enhanced anti-tumor efficacy with the combination of adagrasib and VS-6766 relative to either agent alone.

In addition, VS-6766 and defactinib are currently being investigated in combination with immunotherapeutic and other agents through investigator sponsored trials (“ISTs”).

On August 10, 2020, we and Secura Bio, Inc. (“Secura”) signed an Asset Purchase Agreement (“Secura APA”) and on September 30, 2020, the transaction closed. Pursuant to the Secura APA, we sold our exclusive worldwide license for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib. With the transition of the duvelisib program to Secura, we are focusing our efforts on our lead product candidates, VS-6766 and defactinib.

Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA and through our ownership period ending in September 2020. We have financed our operations to date primarily through public offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules Capital, Inc. (“Hercules”) in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, CSPC Pharmaceutical Group Limited (“CSPC”), and Yakult Honsha Co., Ltd. (“Yakult”), the upfront payment and milestone payments received under the Secura APA, the issuance of the 2018 Notes (defined herein) in October 2018, proceeds in connection with the private investment in public equity (the “PIPE”), and our loan and security agreement executed with Oxford Finance LLC (“Oxford”) in March 2022. With our U.S. commercial launch of COPIKTRA on September 24, 2018 through our ownership period ending in September 2020, we financed a portion of our operations through product revenue.

As of March 31, 2022, we had an accumulated deficit of $680.7 million. Our net loss was $17.0 million and $15.0 million for the three months ended March 31, 2022 and 2021, respectively. We expect to incur significant expenses and may continue to incur operating losses for the foreseeable future as a result of the continued research and development of VS-6766 and defactinib. As of March 31, 2022, we had cash, cash equivalents and investments of $106.3 million. We expect our existing cash resources will be sufficient to fund our planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

We expect to finance the future development costs of our clinical product portfolio with our existing cash, cash equivalents and investments, through future milestones and royalties received pursuant to the Secura APA, through our loan and security agreement with Oxford, or through other strategic financing opportunities that could include, but are not limited to, collaboration agreements, future offerings of our equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.

COVID-19 pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. We have been carefully monitoring the COVID-19 pandemic and its impact on our operations. Our corporate headquarters remains open and we have adopted a hybrid work program allowing our employees the option to primarily work from home. Shortages in personnel in clinics and hospitals have caused some United States sites to institute limits on new clinical trials which could impact our ability to open new sites for our clinical trials. In addition, clinics in Europe and the United States continue to have delays in startup activities due to the ongoing pandemic and the increase in COVID-19 variant infections. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, new variants, the actions taken to contain it or treat its impact and the economic impact on local, regional, national, and international markets.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2021, related to revenue recognition, accrued and prepaid research and development expenses, stock-based compensation, and leases. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2022 and 2021

	Three months ended March 31,
	(dollar amounts in thousands)
	2022	2021	Change	% Change
Revenue:
Sale of COPIKTRA license and related assets	2,596	850	1,746	205%
Transition services revenue	—	156	(156)	(100)%
Total revenue	2,596	1,006	1,590	158%
Operating expenses:
Research and development	13,642	8,896	4,746	53%
Selling, general and administrative	5,934	6,218	(284)	(5)%
Total operating expenses	19,576	15,114	4,462	30%
Loss from operations	(16,980)	(14,108)	(2,872)	20%
Other income	28	—	28	100%
Interest income	46	52	(6)	(12)%
Interest expense	(56)	(975)	919	(94)%
Net loss	$(16,962)	$(15,031)	$(1,931)	13%

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the three months ended March 31, 2022 (the “2022 Period”) was $2.6 million compared to $0.9 million for the three months ended March 31, 2021 (the “2021 Period”). Sale of COPIKTRA license and related assets revenue for the 2022 Period was comprised of one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the 2022 Period and future royalties expected to be received pursuant to the Secura APA that are not constrained. Sale of COPIKTRA license and related assets revenue for the 2021 Period of $0.9 million was comprised of $0.8 million for a regulatory milestone achieved by Secura’s sublicensee, Sanofi, and $0.1 million for royalties we expect to receive pursuant to the Secura APA from COPIKTRA sales by Secura’s sublicensees that are not constrained.

Transition services revenue. Transition services revenue for the 2022 Period was $0.0 million compared to $0.2 million for the 2021 Period. Transition services revenue was comprised of the revenue recognized for us providing certain support functions to Secura pursuant to the Secura TSA (as defined herein), which was entered into in connection with the Secura APA. The services were provided at a mutually agreed upon rate. The services were substantially completed in 2021 and there will not be revenue recorded in the future pursuant to the Secura TSA.

Research and development expense. Research and development expense for the 2022 Period was $13.6 million compared to $8.9 million for the 2021 Period. The $4.7 million increase from the 2021 Period to the 2022 Period was primarily driven by an increase of $1.8 million of drug substance and drug product costs, an increase of $1.5 million of contract research organization (“CRO”) costs, an increase of $1.3 million of investigator fees, and an increase of $0.5 million of consulting and other costs, which is partially offset by a decrease of $0.4 million of IST costs. Overall the increase in research and development expense from the 2021 Period to the 2022 Period is primarily driven by the RAMP 201 and RAMP 202 clinical trials progressing.

Selling, general and administrative expense. Selling, general and administrative expense for the 2022 Period was $5.9 million compared to $6.2 million for the 2021 Period. The decrease of $0.3 million from the 2021 Period to the 2022 Period primarily resulted from a decrease of $0.3 million of consulting and professional fees.

Other Income. Other income for the 2022 Period was less than $0.1 million compared to $0.0 million in the 2021 Period. Other income for the 2022 Period was comprised of a gain on the sale of fixed assets and changes in foreign currency exchange rates.

Interest income. Interest income decreased an immaterial amount from less than $0.1 million for the 2022 Period to $0.1 million for the 2021 Period.

Interest expense. Interest expense for the 2022 Period was $0.1 million compared to $1.0 million for the 2021 Period. The decrease of $0.9 million from the 2021 Period to the 2022 Period was primarily driven by the conversion of $28.0 million principal of our 2020 issued 5.00% Convertible Senior Notes due 2048 (the “2020 Notes”) into 8,615,384 shares of common stock in July 2021. As a result, the 2020 Notes were no longer outstanding in the 2022 Period and there were no interest charges recorded for the 2020 Notes in the 2022 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public and private offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, Yakult, and CSPC, the upfront payment under the Secura APA, the issuance of 2018 Notes in October 2018, the proceeds in connection with the PIPE, and the Loan Agreement with Oxford. With the commercial launch of COPIKTRA in the United States in September 2018 through our ownership period ending in September 2020, we had recently begun financing a portion of our operations through product revenue. As of September 30, 2020, we have sold our COPIKTRA license and no longer sell COPIKTRA in the United States. We expect to finance a portion of our business through future milestones and royalties received pursuant to the Secura APA.

As of March 31, 2022 we had $106.3 million of cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2022 and in any subsequent filings with the SEC.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2022 Period and the 2021 Period (in thousands):

	Three months ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(19,281)	$(19,318)
Investing activities	19,264	(12,372)
Financing activities	25,452	(578)
Increase (decrease) in cash, cash equivalents and restricted cash	$25,435	$(32,268)

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges was $15.3 million and $12.4 million for the 2022 Period and 2021 Period, respectively. Non-cash charges were primarily related to stock-based compensation expense in the 2022 Period and stock-based compensation expense and non-cash interest, net in the 2021 Period. Our cash outflow from operating activities due to changes in operating assets and liabilities was $4.0 million and $7.0 million for the 2022 Period and 2021 Period, respectively. Cash outflow due to changes in operating assets and liabilities for the 2022 Period was primarily driven by a decrease of $2.4 million in accrued expenses and other liabilities, and an increase of $2.1 million in accounts receivable, net. Cash outflow due to changes in operating assets and liabilities for the 2021 Period was primarily driven by a decrease of $5.0 million in accrued expenses and other liabilities, an increase of $1.8 million in prepaid expenses, other current assets and other assets, and an increase of $0.9 million in accounts receivable, net. Cash used in operating activities for both periods was $19.3 million.

Investing activities. The cash provided by investing activities for the 2022 Period primarily relates to the net maturities of investments of $19.3 million. The cash used in investing activities for the 2021 Period primarily relates to net purchases of investments of $12.2 million and purchases of property and equipment of $0.2 million.

Financing activities. The cash provided by financing activities for the 2022 Period primarily represents $24.8 million of net proceeds received from the loan and security agreement with Oxford, $0.6 million of net proceeds received under our at-the market equity offering program, and $0.1 million of proceeds received related to exercise of stock options and employee stock purchase plan. The cash used by financing activities for the 2021 Period primarily represents $0.9 million in payments for settlement of restricted stock for tax withholdings, partially offset by $0.3 million of proceeds received related to exercise of stock options and employee stock purchase plan.

On March 25, 2022 (the “Closing Date”) we entered into a loan and security agreement (the “Loan Agreement”), with Oxford as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (“OFCF III” and together with Oxford, the “Lenders”) pursuant to which the Lenders have agreed to lend us up to an aggregate principal amount of $150.0 million in a series of term loans (the “Term Loans”). The initial Term Loan of $25.0 million was funded at the Closing Date of the Loan Agreement, an additional $75.0 million will be available at our option upon achievement of certain milestones as outlined in Note 7. Debt to our unaudited condensed consolidated financial statements included in this quarterly report, and $50.0 million is subject to the Lenders’ sole discretion.

The Term Loans bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Interest is payable monthly in arrears on the first calendar day of each calendar month. Beginning (i) April 1, 2024, if the Term B Loan (as defined in Note 7. Debt to our unaudited condensed consolidated financial statements included in this quarterly report) is not made, (ii) April 1, 2025, if the Term B Loan is made, or (iii) April 1, 2026, if the Term B Loan is made and either (A) VS-6766 has received FDA approval for the treatment of LGSOC or (B) COPIKTRA has received FDA approval for the treatment of peripheral T-cell lymphoma (“PTCL”), we shall repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on March 1, 2027.

We are required to make a final payment of 5.0% of the original principal amount of the Term Loans that were drawn, payable at maturity or upon any earlier acceleration or prepayment of the Term Loans. We may prepay all, but not less than all, of the Term Loans, subject to a prepayment fee equal to (i) 3.0% of the principal amount of the applicable Term Loan if prepaid on or before the first anniversary date of the funding date of such Term Loan, (ii) 2.0% of the principal amount of the applicable Term Loan if prepaid after the first anniversary and on or before the second anniversary of the funding date of such Term Loan, and (iii) 1.0% of the principal amount of the applicable Term Loan if prepaid after the second anniversary of the applicable funding date of such Term Loan. All Term Loans are subject to a facility fee of 0.5% of the principal amount.

The Loan Agreement contains no financial covenants. The Loan Agreement includes customary events of default, including, among others, payment defaults, breach of representations and warrants, covenant defaults, judgment defaults, insolvency and bankruptcy defaults, and a material adverse change. The occurrence of an event of default could result in the acceleration of the obligations under the Loan Agreement, termination of the Term Loan commitments and the right to foreclose on the collateral securing the obligations. During the existence of an event of default, the Term Loans will accrue interest at a rate per annum equal to 5.0% above the otherwise applicable interest rate.

In connection with the Loan Agreement, we granted Oxford a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property.

In August 2021, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we can offer and sell up to $100.0 million of our common stock at the current market prices from time to time through Cantor as sales agent (“August 2021 ATM”). During the 2022 Period, we sold 285,900 shares under the August 2021 ATM for net proceeds of approximately $0.6 million (after deducting commissions and other offering expenses). As of March 31, 2022, we can issue an aggregate amount of $92.4 million of common stock under this program.

On October 17, 2018, we closed a registered direct public offering of $150.0 million aggregate principal amount of our 2018 issued 5.00% Convertible Senior Notes due 2048 (the “2018 Notes”), for net proceeds of approximately $145.3 million. The 2018 Notes are governed by the terms of a base indenture for senior debt securities (the “Base Indenture”), as supplemented by the first supplemental indenture thereto (the “2018 Notes Supplemental Indenture” and together with the Base Indenture, the “2018 Indenture”), each dated October 17, 2018, by and between us and

Wilmington Trust, National Association (“Wilmington”), as trustee. The 2018 Notes are senior unsecured obligations of us and bear interest at a rate of 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 2018 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms.

The 2018 Notes are convertible into shares of our common stock, par value $0.0001 per share, together, if applicable, with cash in lieu of any fractional share, at an initial conversion rate of 139.5771 shares of common stock per $1,000 principal amount of the 2018 Notes, which corresponds to an initial conversion price of approximately $7.16 per share of common stock. Upon conversion, converting noteholders will be entitled to receive accrued interest on their converted 2018 Notes.

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

In the fourth quarter of 2019, we entered into privately negotiated agreements to exchange approximately $121.7 million aggregate principal amount of the 2018 Notes for (i) approximately $66.9 million aggregate principal amount of 5.00% Convertible Senior Second Lien Notes due 2048 (the “2019 Notes”), (ii) an aggregate of approximately $12.1 million in 2018 Notes principal repayment and (iii) accrued interest on the 2018 Notes through the exchange date. As of March 31, 2020, all 2019 Notes have converted into shares of common stock and are no longer outstanding.

On November 6, 2020, we entered into a privately negotiated agreement with an investor who is a holder of our 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 5.00% Convertible Senior Notes due 2048 (the “2020 Notes”). The issuance of the 2020 Notes closed on November 13, 2020. The 2020 Notes were governed pursuant to the Base Indenture between us and Wilmington dated as of October 17, 2018 as supplemented by the second supplemental indenture thereto dated as of November 13, 2020 (the “2020 Notes Supplemental Indenture” and together with the Base Indenture, the “2020 Indenture”).

We had the right, exercisable at our option, to cause all 2020 Notes then outstanding to be converted automatically if the “Daily VWAP” (as defined in the 2020 Indenture) per share of our common stock equals or exceeds 123.08% of the conversion price on each of at least 20 “VWAP Trading Days” (as defined in the 2020 Indenture), whether or not consecutive, during any 30 consecutive VWAP Trading Day period commencing on or after the date we first issued the 2020 Notes (“2020 Notes Mandatory Conversion Option”).

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

As of March 31, 2022 and December 31, 2021 there was $0.3 million aggregate principal amount outstanding of 2018 Notes.

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

Pursuant to the terms of the Secura APA, Secura has paid us an up-front payment of $70.0 million and has agreed to pay us (i) regulatory milestone payments up to $45.0 million, consisting of a payment of $35.0 million upon receipt of regulatory approval of COPIKTRA in the United States for the treatment of peripheral T-cell lymphoma (“PTCL”) and a payment of $10.0 million upon receipt of the first regulatory approval for the commercial sale of COPIKTRA in the European Union for the treatment of PTCL, (ii) sales milestone payments of up to $50.0 million, consisting of $10.0 million when total worldwide net sales of COPIKTRA exceed $100.0 million, $15.0 million when total worldwide net sales of COPIKTRA exceed $200.0 million and $25.0 million when total worldwide net sales of COPIKTRA exceed $300.0 million, (iii) low double-digit royalties on the annual aggregate net sales above $100.0 million in the United States, European Union, and the United Kingdom of Great Britain and Northern Ireland and (iv) 50% of all royalty, milestone and sublicense revenue payments payable to Secura under our existing license agreements with Sanofi, Yakult, and CSPC, and 50% of all royalty and milestone payments payable to Secura under any license or sublicense agreement entered into by Secura in certain jurisdictions.

Secura’s royalty obligations remain in effect on a country-by-country basis upon the last to occur (a) 10 years from the first commercial sale of product containing duvelisib in such country or (b) the expiration of all valid patent claims covering products containing duvelisib in such country.

In connection with the Secura APA, we and Secura entered into a transition services agreement (“Secura TSA”). Under the terms of the Secura TSA, we provided certain support functions at Secura’s direction for a term of less than one year from the date of execution. Services performed were paid at a mutually agreed upon rate.

During the 2022 Period, we recognized $2.6 million of sale of COPIKTRA license and related assets revenue primarily related to one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the 2022 Period and future royalties expected to be received pursuant to the Secura APA. During the 2021 Period, we recognized $0.9 million of sale of COPIKTRA license and related assets revenue related to one regulatory milestone for $0.8 million achieved by Secura’s sublicensee, Sanofi, and $0.1 million related to future royalties expected to be received pursuant to the Secura APA. We also recognized $0.2 million in transition services revenue for services provided during the 2021 Period.

Chugai Pharmaceutical Co., Ltd. (“Chugai”)

On January 7, 2020, we entered into a license agreement with Chugai (the “Chugai Agreement”) whereby Chugai granted us an exclusive worldwide license for the development, commercialization and manufacture of products containing VS-6766, a dual RAF/MEK clamp.

Under the terms of the Chugai Agreement, we received an exclusive right to develop and commercialize products containing VS-6766 at our own cost and expense. We are required to pay Chugai a non-refundable payment of $3.0 million which was paid in February 2020. We are further obligated to pay Chugai double-digit royalties on net sales of products containing VS-6766, subject to reduction in certain circumstances. Chugai also obtained opt back rights to develop and commercialize VS-6766 (a) in the European Union, which option may be exercised through the date we submit an NDA to the FDA for a product which contains VS-6766 as the sole active pharmaceutical ingredient and (b) in Japan and Taiwan, which option may be exercised through the date we receive marketing authorization from the FDA for a product which contains VS-6766 as the sole active pharmaceutical ingredient. As consideration for executing either option, Chugai would have to make a payment to us calculated on our development costs to date. Chugai and we have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.

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

Funding requirements

We expect to continue to incur significant expenses and may continue to incur operating losses. We anticipate that our expenses will continue and operating losses may continue as we:

●	continue our ongoing clinical trials with our product candidates, VS-6766 and defactinib;
●	initiate additional clinical trials for our product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license other products and technologies;
●	hire additional clinical, development and scientific personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and
●	establish and maintain a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and through future milestones and royalties received pursuant to the Secura APA. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2021. There have not been any material changes from the contractual obligations and commitments previously disclosed in such report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $106.3 million as of March 31, 2022, consisting of cash, U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2022, an immaterial amount of our total liabilities were denominated in currencies other than the functional currency.

On March 25, 2022, we entered into the Loan Agreement, under which we borrowed $25.0 million. The Term Loans under the Loan Agreement bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Changes in interest rates will cause interest charges to fluctuate under the Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three months ended March 31, 2022.

The 2018 Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because the interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Business and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022 our Chief Executive Officer and our Chief Business and Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 28, 2022. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

10.1

Section 203 Agreement entered into as of March 28, 2022 by and between Baker Bros. Advisors LP and Verastem, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2022).

10.2

Loan and Security Agreement, dated as of March 25, 2022, among Verastem, Inc., as borrower, Oxford Finance LLC, as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 28, 2022).

31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on May 9, 2022
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Current Report on form 10-Q, formatted in Inline XBRL

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: May 9, 2022	By:	/s/ BRIAN M. STUGLIK

Brian M. Stuglik
Chief Executive Officer
(Principal executive officer)

Date: May 9, 2022	By:	/s/ ROBERT GAGNON

Robert Gagnon
Chief Business and Financial Officer
(Principal financial and accounting officer)