Form 10-Q
period 2022-06-30
Verastem, Inc.
filed 2022-08-08
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR
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

As of August 5, 2022 there were 187,807,568 shares of Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$63,950	$21,252
Short-term investments	30,357	79,004
Accounts receivable, net	131	516
Prepaid expenses and other current assets	3,437	4,968
Total current assets	97,875	105,740
Property and equipment, net	151	210
Right-of-use asset, net	2,058	2,302
Restricted cash	241	241
Other assets	84	169
Total assets	$100,409	$108,662
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,706	$2,302
Accrued expenses	17,658	15,621
Lease liability, short-term	728	667
Total current liabilities	20,092	18,590
Non-current liabilities:
Convertible senior notes	262	249
Long-term debt	24,276	—
Lease liability, long-term	1,887	2,264
Total liabilities	46,517	21,103
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 187,613 and 185,286 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	19	19
Additional paid-in capital	756,628	751,217
Accumulated other comprehensive income/(loss)	(130)	34
Accumulated deficit	(702,625)	(663,711)
Total stockholders’ equity	53,892	87,559
Total liabilities and stockholders’ equity	$100,409	$108,662

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
Sale of COPIKTRA license and related assets	—	52	$2,596	$902
Transition services revenue	—	448	—	604
Total revenue	—	500	2,596	1,506
Operating expenses:
Research and development	14,888	9,730	28,530	18,626
Selling, general and administrative	6,514	6,714	12,448	12,932
Total operating expenses	21,402	16,444	40,978	31,558
Loss from operations	(21,402)	(15,944)	(38,382)	(30,052)
Other income	6	—	34	—
Interest income	84	49	130	101
Interest expense	(640)	(1,007)	(696)	(1,982)
Net loss	$(21,952)	$(16,902)	$(38,914)	$(31,933)
Net loss per share—basic and diluted	$(0.12)	$(0.10)	$(0.21)	$(0.19)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	186,463	171,985	186,364	171,811

Net loss	$(21,952)	$(16,902)	$(38,914)	$(31,933)
Unrealized gain (loss) on available-for-sale securities	(17)	5	(164)	(14)
Comprehensive loss	$(21,969)	$(16,897)	$(39,078)	$(31,947)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income/ (loss)	deficit	equity
Balance at December 31, 2021	185,286,480	$19	$751,217	$34	$(663,711)	$87,559
Net loss	—	—	—	—	(16,962)	(16,962)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(147)	—	(147)
Issuance of common stock resulting from at-the-market transactions, net	285,900	—	575	—	—	575
Issuance of common stock resulting from vesting of restricted stock units	699,635	—	—	—	—	—
Stock-based compensation expense	—	—	1,646	—	—	1,646
Issuance of common stock under Employee Stock Purchase Plan	57,636	—	100	—	—	100
Balance at March 31, 2022	186,329,651	$19	$753,538	$(113)	$(680,673)	$72,771
Net loss	—	—	—	—	(21,952)	(21,952)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(17)	—	(17)
Issuance of common stock resulting from at-the-market transactions, net	1,006,444	—	1,240	—	—	1,240
Issuance of common stock resulting from exercise of stock options	76,539	—	92	—	—	92
Issuance of common stock resulting from vesting of restricted stock units	200,813	—	—	—	—	—
Stock-based compensation expense	—	—	1,758	—	—	1,758
Balance at June 30, 2022	187,613,447	$19	$756,628	$(130)	$(702,625)	$53,892

Balance at December 31, 2020	170,456,179	$17	$707,715	$53	$(592,511)	$115,274
Net loss	—	—	—	—	(15,031)	(15,031)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(19)	—	(19)
Issuance of common stock resulting from exercise of stock options	173,890	—	381	—	—	381
Issuance of common stock resulting from vesting of restricted stock units	1,047,271	—	(52)	—	—	(52)
Stock-based compensation expense	—	—	1,980	—	—	1,980
Issuance of common stock under Employee Stock Purchase Plan	53,372	—	76	—	—	76
Balance at March 31, 2021	171,730,712	$17	$710,100	$34	$(607,542)	$102,609
Net loss	—	—	—	—	(16,902)	(16,902)
Unrealized gain on available-for-sale marketable securities	—	—	—	5	—	5
Issuance of common stock resulting from exercise of stock options	330,758	—	361	—	—	361
Issuance of common stock resulting from vesting of restricted stock units	15,896	—	(38)	—	—	(38)
Stock-based compensation expense	—	—	2,170	—	—	2,170
Balance at June 30, 2021	172,077,366	$17	$712,593	$39	$(624,444)	$88,205

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2022	2021
Operating activities
Net loss	$(38,914)	$(31,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59	146
Amortization of right-of-use asset and lease liability	(72)	(62)
Stock-based compensation expense	3,404	4,150
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	111	1,328
Changes in operating assets and liabilities:
Accounts receivable, net	385	(237)
Prepaid expenses, other current assets and other assets	1,611	(2,746)
Accounts payable	(596)	(284)
Accrued expenses and other liabilities	2,037	(3,104)
Net cash used in operating activities	(31,975)	(32,742)
Investing activities
Purchases of property and equipment	—	(196)
Purchases of investments	(4,987)	(53,258)
Maturities of investments	53,500	43,475
Net cash provided by (used in) investing activities	48,513	(9,979)
Financing activities
Proceeds from long-term debt, net	24,148	—
Proceeds from the exercise of stock options and employee stock purchase program	192	818
Settlement of restricted stock for tax withholdings	—	(907)
Proceeds from the issuance of common stock, net	1,820	—
Net cash provided by (used in) financing activities	26,160	(89)
Increase (decrease) in cash, cash equivalents and restricted cash	42,698	(42,810)
Cash, cash equivalents and restricted cash at beginning of period	21,493	68,023
Cash, cash equivalents and restricted cash at end of period	$64,191	$25,213
Supplemental disclosure of non-cash investing and financing activities
Common stock issuance costs included in accounts payable and accrued expenses	$—	$15

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

The Company has historical losses from operations and anticipates that it may continue to incur operating losses as it continues the research and development of its product candidates. As of June 30, 2022 the Company had cash, cash equivalents, and investments of $94.3 million, and an accumulated deficit of $702.6 million. The Company expects its existing cash resources will be sufficient to fund its planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2022.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the six months ended June 30, 2022, the Company did not adopt any additional significant accounting policies.

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

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of June 30, 2022 the Company’s cash, cash equivalents and investments were deposited at three financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of June 30, 2022, there was one customer that made up more than 60% of the Company’s accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any accounts receivable balances are assured.

For the six months ended June 30, 2022, there was one customer, Secura, who individually accounted for all of the Company’s revenue. Refer to Note 13. License, collaboration, and commercial agreements for a detailed discussion of the Secura APA.

Proceeds from Grants

During the three months ended June 30, 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network for up to $3.8 million. The grant is expected to support a Phase 1b/2 clinical trial of VS-6766 in combination with defactinib to evaluate whether a more complete blockade of KRAS signaling, which is mutated in more than 95% of pancreatic cancer tumors, will improve outcomes for patients with front-line metastatic pancreatic cancer. In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The Company received $1.0 million of cash proceeds in July 2022. The Company did not record any of the proceeds as a reduction of research and development expense during the three months ended June 30, 2022.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$63,950	$21,252
Restricted cash	241	241
Total cash, cash equivalents and restricted cash	$64,191	$21,493

Amounts included in restricted cash as of June 30, 2022 and December 31, 2021 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of approximately $0.2 million. The letters of credit are included in non-current restricted cash on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$61,998	$51,014	$10,984	$—
Short-term investments	30,357	—	30,357	—
Total financial assets	$92,355	$51,014	$41,341	$—

	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$19,302	$19,302	$—	$—
Short-term investments	79,004	—	79,004	—
Total financial assets	$98,306	$19,302	$79,004	$—

The Company’s cash equivalents and short-term investments consist of U.S. Government money market funds, corporate bonds, agency bonds and commercial paper of publicly traded companies. The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2022 and December 31, 2021.

Fair Value of Financial Instruments

The fair value of the Company’s 2018 issued 5.00% Convertible Senior Notes due 2048 (the “2018 Notes”) was approximately $0.3 million as of June 30, 2022, which equals the carrying value of the 2018 Notes as of June 30, 2022. The fair value of the 2018 Notes was approximately $0.3 million as of December 31, 2021, which differed from the carrying value of the 2018 Notes of $0.2 million as of December 31, 2021. The fair value of the 2018 Notes is influenced by the Company’s stock price, stock price volatility, and current market yields and was determined using Level 3 inputs.

The fair value of the Company’s long-term debt is determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the condensed consolidated balance sheet date. The carrying value of the Company’s long-term debt as of June 30, 2022, was approximately $24.3 million. The Company estimates that the fair value of its long-term debt was approximately $26.4 million as of June 30, 2022. There was no long-term debt outstanding as of December 31, 2021. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$53,207	$—	$—	$53,207
Corporate bonds, agency bonds and commercial paper (due within 90 days)	10,985	1	(2)	10,984
Total cash, cash equivalents & restricted cash:	$64,192	$1	$(2)	$64,191
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$30,486	$—	$(129)	$30,357
Total investments	$30,486	$—	$(129)	$30,357
Total cash, cash equivalents, restricted cash and investments	$94,678	$1	$(131)	$94,548

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$21,493	$—	$—	$21,493
Total cash, cash equivalents & restricted cash:	$21,493	$—	$—	$21,493
Investments:
Corporate bonds and commercial paper (due within 1 year)	$78,970	$48	$(14)	$79,004
Total investments	$78,970	$48	$(14)	$79,004
Total cash, cash equivalents, restricted cash and investments	$100,463	$48	$(14)	$100,497

There were no realized gains or losses on investments for the three and six months ended June 30, 2022 or 2021. There were two debt securities in an unrealized loss position for more than 12 months as of June 30, 2022, with a fair value of $10.9 million, and unrealized loss of $0.1 million. There were no investments in an unrealized loss position for than 12 months as of December 31, 2021. There were 11 debt securities in an unrealized loss position for less than 12 months as of June 30, 2022, with a fair value of $27.4 million and unrealized loss of $0.1 million. There were three debt securities in an unrealized loss position for less than 12 months as of December 31, 2021, with a fair value of $15.8 million and unrealized loss of less than $0.1 million. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2022 and December 31, 2021, respectively.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Research and development expenses	$12,619	$9,311
Compensation and related benefits	2,258	3,892
Professional fees	668	785
Consulting fees	741	544
Interest	179	3
Commercialization costs	245	187
Other	948	899
Total accrued expenses	$17,658	$15,621

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

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The Company determined that all features of the Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s assessment through June 30, 2022.

 The debt issuance costs and the Final Payment Fee have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the debt as of June 30, 2022 and December 31, 2021 are detailed below (in thousands):

	June 30, 2022	December 31, 2021
Principal loan balance	$25,000	$—
Final Payment Fee	76	—
Debt issuance costs, net of accretion	(800)	—
Long-term debt, net of discount	$24,276	$—

As of June 30, 2022, future principal payments due are as follows (in thousands):

2022	$—
2023	—
2024	6,250
2025	8,333
2026	8,333
2027	2,084
Total principal payments	$25,000

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

As of June 30, 2022, a right-of-use asset of $2.1 million and lease liability of $2.6 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Lease Expense
Operating lease expense	$221	$221	$442	$442
Total Lease Expense	$221	$221	$442	$442
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$257	$252	$514	$504

June 30, 2022
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	3.0
Weighted average discount rate	14.6%
Maturity Analysis
2022	525
2023	1,060
2024	1,081
2025	546
Total	$3,212
Less: Present value discount	(597)
Lease Liability	$2,615

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

The Company assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon the Company’s stockholders approving an increase in the number of authorized shares of Common Stock in December 2018. The Company determined that all other features of the 2018 Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through June 30, 2022.

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

10. Common stock

At-the-market equity offering programs

In August 2021, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). During the three and six months ended June 30, 2022, the Company sold 1,006,444 shares and 1,292,344 shares, respectively, under the August 2021 ATM for net proceeds of approximately $1.2 million and $1.8 million, respectively, (after deducting commissions and other offering expenses).

11. Stock-based compensation

Stock options

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2022 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	16,264,098	$3.56	6.7	$2,601
Granted	819,875	1.28
Exercised	(76,539)	1.20
Forfeited/cancelled	(467,924)	3.02
Outstanding at June 30, 2022	16,539,510	$3.47	6.3	$19
Vested at June 30, 2022	9,877,203	$4.27	4.7	$2

The fair value of each stock option granted during the six months ended June 30, 2022 and 2021 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	June 30,
	2022	2021
Risk-free interest rate	2.82%	0.66%
Volatility	87%	95%
Dividend yield	—	—
Expected term (years)	5.6	5.8

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the six months ended June 30, 2022 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2021	2,805,004	$2.44
Granted	241,713	$1.43
Vested	(316,218)	$3.16
Forfeited/cancelled	(128,720)	$2.26
Outstanding at June 30, 2022	2,601,779	$2.27

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

For the six months ended June 30, 2022 and 2021, the Company recognized less than $0.1 million in each period of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the six months ended June 30, 2022, the Company issued 57,636 shares of common stock for proceeds of $0.1 million under the Amended and Restated 2018 ESPP.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Outstanding stock options	16,539,510	12,492,625	16,539,510	12,492,625
Outstanding restricted stock units	2,601,779	2,933,455	2,601,779	2,933,455
2018 Notes	41,873	41,873	41,873	41,873
2020 Notes	—	8,615,384	—	8,615,384
Employee stock purchase plan	64,696	56,688	64,696	56,688
Total potentially dilutive securities	19,247,858	24,140,025	19,247,858	24,140,025

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

The Company determined $0.2 million of future potential royalties the Company expects to receive pursuant to the Secura APA were not constrained as of June 30, 2022. When estimating the amount of royalties to be received that were not constrained, the Company used the expected value method as there are a range of possible outcomes. When estimating royalties to be received, the Company used a combination of internal projections and forecasts and data from external sources. The Company determined that all other future potential royalties were constrained under the guidance as of June 30, 2022. As part of the Company’s evaluation of the constraint on future royalties, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in royalty payments. Those factors include: the likelihood and magnitude of revenue reversals related to future royalties, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence, the amount of time to resolve the uncertainty, and lack of significant history of selling COPIKTRA outside of the United States.

As the consideration for future royalties is conditional, the Company recorded a corresponding contract asset for the expected royalties. Portions of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional. As of June 30, 2022, the contract asset has been recorded within prepaid and other current assets on the condensed consolidated balance sheets.

The following table presents changes in the Company’s contract asset for the six months ended June 30, 2022 (in thousands):

Contract Asset:	Balance at December 31, 2021	Additions	Reclassification to receivable	Balance at June 30, 2022
Contract asset - Secura	$170	$96	$(66)	$200
Total	$170	$96	$(66)	$200

During the first quarter of 2022, one regulatory milestone was achieved by Secura’s sublicensee, CSPC, of which 50% of the milestone or $2.5 million was paid to the Company pursuant to the Secura APA. The Company determined all other future potential milestones were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of June 30, 2022. As part of the Company’s evaluation of the constraint, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for a long period of time. All other future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

During the three and six months ended June 30, 2022, the Company recognized $0.0 million and $2.6 million, respectively, of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive loss. The sale of COPIKTRA license and related assets revenue for the six months ended June 30, 2022 primarily related to one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the six months ended June 30, 2022, and future royalties expected to be received pursuant to the Secura APA that were not constrained.

During the three and six months ended June 30, 2021, the Company recognized $0.1 million and $0.9 million, respectively, of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive loss. The sale of COPIKTRA license and related assets revenue for the three months ended June 30, 2021, primarily related to $0.1 million related to future royalties expected to be received pursuant to the Secura APA. The sale of COPIKTRA license and related assets revenue for the six months ended June 30, 2021 primarily related to one regulatory milestone for $0.8 million achieved by Secura’s sublicensee and $0.1 million related to future royalties expected to be received pursuant to the Secura APA. During the three and six months ended June 30, 2021, the Company also recognized $0.4 million and $0.6 million, respectively, in transition services revenue within the statements of operations and comprehensive loss.

14. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2022 and 2021, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2022 and 2021, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

In the fourth quarter of 2020, we commenced registration-directed trials investigating VS-6766 as a monotherapy and in combination with defactinib. The registration-directed trials are entitled RAMP 201 and RAMP 202. RAMP 201 is an adaptive two-part multicenter, parallel cohort, randomized, open label trial to evaluate the efficacy and safety of VS-6766 alone and in combination with defactinib in patients with recurrent LGSOC. RAMP 202 is a Phase 2, adaptive two-part multicenter, parallel cohort, randomized, open-label trial to evaluate the efficacy and safety of VS-6766 alone and in combination with defactinib in patients with KRAS G12V mutant NSCLC, following treatment with a platinum-based regimen and immune checkpoint inhibitor. Additionally, the combination of VS-6766 with defactinib is being evaluated in several exploratory cohorts including KRAS non-G12V and BRAF (V600E and non-V600E) mutant NSCLC. Based on preclinical rationale, we have added BRAF mutant cohorts (V600E and non-V600E) to the RAMP 202 study in order to efficiently evaluate VS-6766 with defactinib in BRAF-mutant NSCLC. We expect to report topline results from Part A of RAMP 202 study and initiate Part B of RAMP 202 study during the second half of 2022, following discussions with regulatory authorities.

In June 2022, we completed a planned interim analysis of the RAMP 201 trial with the goal of selecting a go forward treatment regimen of either VS-6766 monotherapy or VS-6766 in combination with defactinib. The analysis indicated encouraging efficacy results with confirmed responses by independent review in patients treated with VS-6766 monotherapy and patients treated with VS-6766 in combination with defactinib. The findings also include confirmed responses by independent review in both KRAS mutant and KRAS wild-type LGSOC. To date, there have been no additional safety signals with a continued favorable safety profile in both the monotherapy and combination treatment arms with approximately 6% of patients discontinuing due to adverse events. With a substantial majority (approximately 80%) of patients remaining on study treatment with a median duration of follow-up of four months, we have concluded that the data from the interim analysis are not mature enough to make a final decision on the go forward treatment regimen at this time and the trial will continue with all four cohorts (VS-6766 ± defactinib in KRAS mutant and KRAS wild-type patient populations). We expect to report interim analyses as the clinical data continue to mature.

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

In May 2022, we received the first “Therapeutic Accelerator Award” from the Pancreatic Cancer Network for up to $3.8 million. The award is expected to support a Phase 1b/2 clinical trial of VS-6766 in combination with defactinib, to evaluate whether a more complete blockade of KRAS signaling, which is mutated in more than 95% of pancreatic cancer tumors, will improve outcomes for patients with front-line metastatic pancreatic cancer. In August 2022, PanCAN agreed to provide us with an additional $0.5 million for the collection and analysis of patient samples. We received $1.0 million of cash proceeds in July 2022.

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

As of June 30, 2022, we had an accumulated deficit of $702.6 million. Our net loss was $22.0 million, $38.9 million, $16.9 million and $31.9 million for the three and six months ended June 30, 2022 and 2021, respectively. We expect to incur significant expenses and may continue to incur operating losses for the foreseeable future as a result of the continued research and development of VS-6766 and defactinib. As of June 30, 2022, we had cash, cash equivalents and investments of $94.3 million. We expect our existing cash resources will be sufficient to fund our planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2021, related to revenue recognition, accrued and prepaid research and development expenses, stock-based compensation, and leases. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2022 and 2021

	Three months ended June 30,
	(dollar amounts in thousands)
	2022	2021	Change	% Change
Revenue:
Sale of COPIKTRA license and related assets	—	52	(52)	(100)%
Transition services revenue	—	448	(448)	(100)%
Total revenue	—	500	(500)	(100)%
Operating expenses:
Research and development	14,888	9,730	5,158	53%
Selling, general and administrative	6,514	6,714	(200)	(3)%
Total operating expenses	21,402	16,444	4,958	30%
Loss from operations	(21,402)	(15,944)	(5,458)	34%
Other income	6	—	6	100%
Interest income	84	49	35	71%
Interest expense	(640)	(1,007)	367	(36)%
Net loss	$(21,952)	$(16,902)	$(5,050)	30%

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the three months ended June 30, 2022 (the “2022 Quarter”) was $0.0 million compared to $0.1 million for the three months ended June 30, 2021 (the “2021 Quarter”). Sale of COPIKTRA license and related assets revenue for the 2021 Quarter of $0.1 million was primarily comprised of $0.1 million for royalties we expect to receive pursuant to the Secura APA from COPIKTRA sales by Secura’s sublicensees that were not constrained.

Transition services revenue. Transition services revenue for the 2022 Quarter was $0.0 million compared to $0.4 million for the 2021 Quarter. Transition services revenue was comprised of the revenue recognized for us providing certain support functions to Secura pursuant to the Secura TSA (as defined herein), which was entered into in connection with the Secura APA. The services were provided at a mutually agreed upon rate. The services were substantially completed in 2021 and there will not be revenue recorded in the future pursuant to the Secura TSA.

Research and development expense. Research and development expense for the 2022 Quarter was $14.9 million compared to $9.7 million for the 2021 Quarter. The $5.2 million increase from the 2021 Quarter to the 2022 Quarter was primarily driven by an increase of $2.6 million of contract research organization (“CRO”) costs, an increase of $2.2 million of drug substance and drug product costs, and an increase of $0.4 million of investigator fees.

Research and development expenses include product/ product candidate and/or project-specific costs, as well as unallocated costs. We allocate the expenses related to external research and development services, such as CROs, clinical sites, manufacturing organizations and consultants, by project and/or product candidate. We use our employee and infrastructure resources in a cross-functional manner across multiple research and development projects. Our project costing methodology does not allocate personnel, infrastructure and other indirect costs to specific clinical programs or projects.

Product/ product candidate/ project specific costs include:

●	direct third-party costs, which include expenses incurred under agreements with CROs, the cost of consultants who assist with the development of the Company’s product candidates on a program-specific basis, clinical site costs, and any other third-party expenses directly attributable to the development of the product candidates;
●	costs related to contract manufacturing operations including manufacturing costs in connection with producing product candidates for use in conducting preclinical and clinical studies. Costs associated with manufacturing VS-6766 are included in “VS-6766 manufacturing and non-clinical trial specific” category below as these costs relate to both the “VS-6766 + defactinib” and “VS-6766 + other combinations”

categories and are not specifically allocated to any particular project. Costs to produce defactinib are included in “VS-6766 + defactinib” below; and
●	license fees.

Unallocated costs include:

●	research and development employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense;
●	cost of consultants, including our scientific advisory board, who assist with our research and development but are not allocated to a specific program; and
●	facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment, and laboratory supplies.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for 2022 Quarter and 2021 Quarter.

	Three months ended June 30,
	2022	2021

	(in thousands)
Product/ product candidate / project specific costs
VS-6766 + defactinib	$8,024	$3,952
VS-6766 + other combinations	651	—
VS-6766 manufacturing and non-clinical trial specific	1,714	1,459
COPIKTRA	14	414
Unallocated costs
Personnel costs, excluding stock-based compensation	2,768	2,465
Stock-based compensation expense	470	600
Other unallocated expenses	1,247	840
Total research and development expense	$14,888	$9,730

The increase in VS-6766 + defactinib costs of $4.1 million from the 2021 Quarter to the 2022 Quarter is primarily driven by an increase of $1.7 million of drug substance and drug product costs for defactinib, an increase of $1.6 million in RAMP 201 clinical trial costs, and an increase of $0.8 million in RAMP 202 clinical trial costs. This increase is primarily driven by the RAMP 201 and RAMP 202 clinical trials continuing to progress. The research and development expense in the 2021 Quarter related to COPIKTRA primarily relates to COVID-19 investigator sponsored trials which were not part of the sale of COPIKTRA to Secura and certain costs that were incurred in conjunction with providing transition services to Secura pursuant to the Secura TSA.

Selling, general and administrative expense. Selling, general and administrative expense for the 2022 Quarter was $6.5 million compared to $6.7 million for the 2021 Quarter. The decrease of $0.2 million from the 2021 Quarter to the 2022 Quarter primarily resulted from a decrease of $0.8 million of consulting and professional fees, partially offset by an increase of $0.3 million in personnel related costs, including non-cash stock-based compensation, and an increase of $0.3 million in commercial and other costs.

Other Income. Other income for the 2022 Quarter was less than $0.1 million compared to $0.0 million in the 2021 Period. Other income for the 2022 Quarter was comprised of changes in foreign currency exchange rates.

Interest income. Interest income increased an immaterial amount from less than $0.1 million for the 2021 Quarter to $0.1 million for the 2022 Quarter.

Interest expense. Interest expense for the 2022 Quarter was $0.6 million compared to $1.0 million for the 2021 Quarter. The decrease of $0.4 million from the 2021 Quarter to the 2022 Quarter was primarily driven by the conversion of $28.0 million principal of our 2020 issued 5.00% Convertible Senior Notes due 2048 (the “2020 Notes”) into 8,615,384 shares of common stock in July 2021. As a result, the 2020 Notes were no longer outstanding in the 2022 Quarter and there were no interest charges recorded for the 2020 Notes in the 2022 Quarter. The decrease is partially offset by the interest expense pursuant to the Loan Agreement (as defined herein) entered into with Oxford (as defined herein) on March 25, 2022.

Comparison of the six months ended June 30, 2022 and 2021

	Six months ended June 30,
	(dollar amounts in thousands)
	2022	2021	Change	% Change
Revenue:
Sale of COPIKTRA license and related assets	2,596	902	1,694	188%
Transition services revenue	—	604	(604)	(100)%
Total revenue	2,596	1,506	1,090	72%
Operating expenses:
Research and development	28,530	18,626	9,904	53%
Selling, general and administrative	12,448	12,932	(484)	(4)%
Total operating expenses	40,978	31,558	9,420	30%
Loss from operations	(38,382)	(30,052)	(8,330)	28%
Other income	34	—	34	100%
Interest income	130	101	29	29%
Interest expense	(696)	(1,982)	1,286	(65)%
Net loss	$(38,914)	$(31,933)	$(6,981)	22%

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the six months ended June 30, 2022 (the “2022 Period”) was $2.6 million compared to $0.9 million for the six months ended June 30, 2021 (the “2021 Period”). Sale of COPIKTRA license and related assets revenue for the 2022 Period was comprised of one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the 2022 Period and future royalties expected to be received pursuant to the Secura APA that are not constrained. Sale of COPIKTRA license and related assets revenue for the 2021 Period of $0.9 million was comprised of $0.8 million for a regulatory milestone achieved by Secura’s sublicensee, Sanofi, and $0.1 million for royalties we expect to receive pursuant to the Secura APA from COPIKTRA sales by Secura’s sublicensees that are not constrained.

Transition services revenue. Transition services revenue for the 2022 Period was $0.0 million compared to $0.6 million for the 2021 Period. Transition services revenue was comprised of the revenue recognized for us providing certain support functions to Secura pursuant to the Secura TSA, which was entered into in connection with the Secura APA. The services were provided at a mutually agreed upon rate. The services were substantially completed in 2021 and there will not be revenue recorded in the future pursuant to the Secura TSA.

Research and development expense. Research and development expense for the 2022 Period was $28.5 million compared to $18.6 million for the 2021 Period. The $9.9 million increase from the 2021 Period to the 2022 Period was primarily driven by an increase of $4.1 million of CRO costs, an increase of $3.9 million of drug substance and drug product costs, an increase of $1.7 million of investigator fees, an increase of $0.5 million of consulting costs, an increase of $0.3 million in personnel costs, including non-cash stock-based compensation, and an increase of $0.3 million of other costs, which is partially offset by a decrease of $0.9 million of IST costs.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the 2022 Period and 2021 Period.

	Six months ended June 30,
	2022	2021

	(in thousands)
Product/ product candidate / project specific costs
VS-6766 + defactinib	$13,929	$7,313
VS-6766 + other combinations	933	—
VS-6766 manufacturing and non-clinical trial specific	4,884	2,429
COPIKTRA	85	1,043
Unallocated costs
Personnel costs, excluding stock-based compensation	5,523	4,983
Stock-based compensation expense	920	1,170
Other unallocated expenses	2,256	1,688
Total research and development expense	$28,530	$18,626

The increase in VS-6766 + defactinib costs of $6.6 million from the 2021 Period to the 2022 Period is primarily driven by an increase of $1.8 million of drug substance and drug product costs for defactinib, an increase of $3.0 million in RAMP 201 clinical trial costs, and an increase of $1.6 million in RAMP 202 clinical trial costs. This increase is primarily driven by the RAMP 201 and RAMP 202 clinical trials continuing to progress. The increase in VS-6766 manufacturing and non-clinical trial specific costs of $2.5 million from the 2021 Period to the 2022 Period is primarily driven an increase in $1.9 million of drug substance and drug product costs for VS-6766. The research and development expense in the 2022 Period related to COPIKTRA primarily relates to COVID-19 investigator sponsored trials which were not part of the sale of COPIKTRA. The research and development expense in the 2021 Period related to COPIKTRA primarily relates to COVID-19 investigator sponsored trials and certain costs that were incurred in conjunction with providing transition services to Secura pursuant to the Secura TSA.

Selling, general and administrative expense. Selling, general and administrative expense for the 2022 Period was $12.4 million compared to $12.9 million for the 2021 Period. The decrease of $0.5 million from the 2021 Period to the 2022 Period primarily resulted from a decrease of $1.1 million of consulting and professional fees, partially offset by an increase of $0.3 million in personnel related costs, including non-cash stock-based compensation, and an increase of $0.3 million in commercial and other costs.

Other Income. Other income for the 2022 Period was less than $0.1 million compared to $0.0 million in the 2021 Period. Other income for the 2022 Period was comprised of a gain on the sale of fixed assets and changes in foreign currency exchange rates.

Interest income. Interest income for the 2022 Period and 2021 Period was $0.1 million.

Interest expense. Interest expense for the 2022 Period was $0.7 million compared to $2.0 million for the 2021 Period. The decrease of $1.3 million from the 2021 Period to the 2022 Period was primarily driven by the conversion of $28.0 million principal of our 2020 Notes into 8,615,384 shares of common stock in July 2021. As a result, the 2020 Notes were no longer outstanding in the 2022 Period and there were no interest charges recorded for the 2020 Notes in the 2022 Period. The decrease is partially offset by the interest expense pursuant to the Loan Agreement (as defined herein) entered into with Oxford (as defined herein) on March 25, 2022.

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

As of June 30, 2022 we had $94.3 million of cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2022 and in any subsequent filings with the SEC.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2022 Period and the 2021 Period (in thousands):

	Six months ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(31,975)	$(32,742)
Investing activities	48,513	(9,979)
Financing activities	26,160	(89)
Increase (decrease) in cash, cash equivalents and restricted cash	$42,698	$(42,810)

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges was $35.4 million and $26.4 million for the 2022 Period and 2021 Period, respectively. Non-cash charges were primarily related to stock-based compensation expense in the 2022 Period and stock-based compensation expense and non-cash interest, net in the 2021 Period. Our cash inflow from operating activities due to changes in operating assets and liabilities was $3.4 million for the 2022 Period and our cash outflow from operating activities due to changes in operating assets and liabilities was $6.4 million for the 2021 Period. Cash inflow due to changes in operating assets and liabilities for the 2022 Period was primarily driven by an increase of $2.0 million in accrued expenses and other liabilities and a decrease of $1.6 million in prepaid expenses, other current assets, and other assets. Cash outflow due to changes in operating assets and liabilities for the 2021 Period was primarily driven by a decrease of $3.1 million in accrued expenses and other liabilities, and an increase of $2.7 million in prepaid expenses, other current assets and other assets. Cash used in operating activities was $32.0 million and $32.7 million for the 2022 Period and 2021 Period, respectively.

Investing activities. The cash provided by investing activities for the 2022 Period primarily relates to the net maturities of investments of $48.5 million. The cash used in investing activities for the 2021 Period primarily relates to net purchases of investments of $9.8 million and purchases of property and equipment of $0.2 million.

Financing activities. The cash provided by financing activities for the 2022 Period primarily represents $24.1 million of net proceeds received from the loan and security agreement with Oxford, $1.8 million of net proceeds received under our at-the market equity offering program, and $0.2 million of proceeds received related to exercise of stock options and employee stock purchase plan. The cash used by financing activities for the 2021 Period primarily represents $0.9 million in payments for settlement of restricted stock for tax withholdings, partially offset by $0.8 million of proceeds received related to exercise of stock options and employee stock purchase plan.

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

In August 2021, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we can offer and sell up to $100.0 million of our common stock at the current market prices from time to time through Cantor as sales agent (“August 2021 ATM”). During the 2022 Period, we sold 1,292,344 shares under the August 2021 ATM for net proceeds of approximately $1.8 million (after deducting commissions and other offering expenses). As of June 30, 2022, we can issue an aggregate amount of $91.2 million of common stock under this program.

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

As of June 30, 2022 and December 31, 2021 there was $0.3 million aggregate principal amount outstanding of 2018 Notes.

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

During the 2022 Period, we recognized $2.6 million of sale of COPIKTRA license and related assets revenue primarily related to one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the 2022 Period and future royalties expected to be received pursuant to the Secura APA. During the 2021 Period, we recognized $0.9 million of sale of COPIKTRA license and related assets revenue related to one regulatory milestone for $0.8 million achieved by Secura’s sublicensee, Sanofi, and $0.1 million related to future royalties expected to be received pursuant to the Secura APA. We also recognized $0.6 million in transition services revenue for services provided during the 2021 Period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $94.3 million as of June 30, 2022, consisting of cash, U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2022, an immaterial amount of our total liabilities were denominated in currencies other than the functional currency.

On March 25, 2022, we entered into the Loan Agreement, under which we borrowed $25.0 million. The Term Loans under the Loan Agreement bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Changes in interest rates will cause interest charges to fluctuate under the Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the six months ended June 30, 2022.

The 2018 Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because the interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Business and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022 our Chief Executive Officer and our Chief Business and Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 28, 2022. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, other than as set forth below.

Our ability to receive future contingent consideration, including milestone payments and royalties, from the sale of our rights, title, and interest in COPIKTRA to Secura may be adversely affected by lower than expected COPIKTRA sales and Secura’s ability to achieve other developmental and regulatory milestones

On September 30, 2020, we completed the disposition of the Company’s rights, title, and interest in COPIKTRA to Secura. Under the terms of the Secura APA, we are entitled to contingent consideration, including milestone payments and royalties, dependent upon the further development and commercial success of COPIKTRA. On June 30, 2022, the FDA issued a drug safety communication warning that resulted from a clinical trial showing a possible increased risk of death with COPIKTRA compared to another medicine to treat chronic blood cancer called leukemia and lymphoma. The aforementioned clinical trial also found that COPIKTRA was associated with a higher risk of serious side effects, including infections, diarrhea, inflammation of the intestines and lungs, skin reactions, and high liver enzyme levels in the blood. The FDA has alerted the public of these risks and plans to hold a future public meeting to discuss the findings from the clinical trial and whether COPIKTRA should continue to be prescribed for patients. The FDA drug safety communication warning, future actions by the FDA, and any safety concerns associated with COPIKTRA, perceived or real, may materially and adversely affect Secura’s development and commercialization success of COPIKTRA and, consequently, our ability to receive future contingent consideration from our sale of our right, title, and interest in COPIKTRA to Secura.

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

VERASTEM, INC.
Date: August 8, 2022	By:	/s/ BRIAN M. STUGLIK

Brian M. Stuglik
Chief Executive Officer
(Principal executive officer)

Date: August 8, 2022	By:	/s/ ROBERT GAGNON

Robert Gagnon
Chief Business and Financial Officer
(Principal financial and accounting officer)