Form 10-Q
period 2022-09-30
Verastem, Inc.
filed 2022-11-03
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
OR
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

As of November 2, 2022 there were 210,090,850 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements relate to, among other things, the development and activity of our programs and product candidates, avutometinib (VS-6766) (rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) program) and defactinib (focal adhesion kinase (“FAK”) program), the structure of our planned and pending clinical trials, and the timeline and indications for clinical development, regulatory submissions and commercialization of activities. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the uncertainties inherent in research and development of avutometinib (VS-6766) and defactinib, such as negative or unexpected results of clinical trials; whether and when any applications for avutometinib (VS-6766) and defactinib may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve any such other applications that may be filed for avutometinib (VS-6766) and defactinib, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted and, if approved, whether avutometinib (VS-6766) or defactinib will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for avutometinib (VS-6766) and defactinib; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of avutometinib (VS-6766) and defactinib; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that avutometinib (VS-6766) or defactinib will cause unexpected safety events, experience manufacturing or supply interruptions or failures, or result in unmanageable safety profiles as compared to their levels of efficacy; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for avutometinib (VS-6766) or defactinib; that we will be unable to in-license additional compounds or successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we may not attract and retain high quality personnel; that we or Chugai Pharmaceutical, Co. Ltd., will fail to fully perform under the license agreement; that our target market for our product candidates might be smaller than we are presently estimating; that we or Secura Bio, Inc. will fail to fully perform under the asset purchase agreement; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients; and that the duration and impact of COVID-19 may affect, precipitate or exacerbate one or more of the foregoing risks and uncertainties. Other risks and uncertainties include those identified in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with Securities and Exchange Commission (SEC) on March 28, 2022, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 8, 2022, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$78,166	$21,252
Short-term investments	25,810	79,004
Accounts receivable, net	74	516
Prepaid expenses and other current assets	4,709	4,968
Total current assets	108,759	105,740
Property and equipment, net	121	210
Right-of-use asset, net	1,927	2,302
Restricted cash	241	241
Other assets	47	169
Total assets	$111,095	$108,662
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,359	$2,302
Accrued expenses	14,788	15,621
Deferred liabilities	965	—
Lease liability, short-term	761	667
Total current liabilities	21,873	18,590
Non-current liabilities:
Convertible senior notes	268	249
Long-term debt	24,399	—
Lease liability, long-term	1,682	2,264
Total liabilities	48,222	21,103
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 210,084 and 185,286 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	21	19
Additional paid-in capital	783,606	751,217
Accumulated other comprehensive income/(loss)	(39)	34
Accumulated deficit	(720,715)	(663,711)
Total stockholders’ equity	62,873	87,559
Total liabilities and stockholders’ equity	$111,095	$108,662

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Sale of COPIKTRA license and related assets	—	—	$2,596	$902
Transition services revenue	—	2	—	606
Total revenue	—	2	2,596	1,508
Operating expenses:
Research and development	11,288	9,325	39,818	27,951
Selling, general and administrative	6,421	5,523	18,869	18,455
Total operating expenses	17,709	14,848	58,687	46,406
Loss from operations	(17,709)	(14,846)	(56,091)	(44,898)
Other income	20	—	54	—
Interest income	316	40	446	141
Interest expense	(717)	(7,980)	(1,413)	(9,962)
Net loss	$(18,090)	$(22,786)	$(57,004)	$(54,719)
Net loss per share—basic and diluted	$(0.09)	$(0.13)	$(0.30)	$(0.31)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	197,151	179,861	189,999	174,524

Net loss	$(18,090)	$(22,786)	$(57,004)	$(54,719)
Unrealized gain (loss) on available-for-sale securities	91	(12)	(73)	(26)
Comprehensive loss	$(17,999)	$(22,798)	$(57,077)	$(54,745)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income/ (loss)	deficit	equity
Balance at December 31, 2021	185,286,480	$19	$751,217	$34	$(663,711)	$87,559
Net loss	—	—	—	—	(16,962)	(16,962)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(147)	—	(147)
Issuance of common stock resulting from at-the-market transactions, net	285,900	—	575	—	—	575
Issuance of common stock resulting from vesting of restricted stock units	699,635	—	—	—	—	—
Stock-based compensation expense	—	—	1,646	—	—	1,646
Issuance of common stock under Employee Stock Purchase Plan	57,636	—	100	—	—	100
Balance at March 31, 2022	186,329,651	$19	$753,538	$(113)	$(680,673)	$72,771
Net loss	—	—	—	—	(21,952)	(21,952)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(17)	—	(17)
Issuance of common stock resulting from at-the-market transactions, net	1,006,444	—	1,240	—	—	1,240
Issuance of common stock resulting from exercise of stock options	76,539	—	92	—	—	92
Issuance of common stock resulting from vesting of restricted stock units	200,813	—	—	—	—	—
Stock-based compensation expense	—	—	1,758	—	—	1,758
Balance at June 30, 2022	187,613,447	$19	$756,628	$(130)	$(702,625)	$53,892
Net loss	—	—	—	—	(18,090)	(18,090)
Unrealized gain on available-for-sale marketable securities	—	—	—	91	—	91
Issuance of common stock resulting from at-the-market transactions, net	22,281,059	2	25,532	—	—	25,534
Issuance of common stock resulting from vesting of restricted stock units	102,985	—	—	—	—	—
Issuance of common stock resulting from exercise of stock options	21,637	—	26	—	—	26
Stock-based compensation expense	—	—	1,356	—	—	1,356
Issuance of common stock under Employee Stock Purchase Plan	64,696	—	64	—	—	64
Balance at September 30, 2022	210,083,824	$21	$783,606	$(39)	$(720,715)	$62,873

Balance at December 31, 2020	170,456,179	$17	$707,715	$53	$(592,511)	$115,274
Net loss	—	—	—	—	(15,031)	(15,031)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(19)	—	(19)
Issuance of common stock resulting from exercise of stock options	173,890	—	381	—	—	381
Issuance of common stock resulting from vesting of restricted stock units	1,047,271	—	(52)	—	—	(52)
Stock-based compensation expense	—	—	1,980	—	—	1,980
Issuance of common stock under Employee Stock Purchase Plan	53,372	—	76	—	—	76
Balance at March 31, 2021	171,730,712	$17	$710,100	$34	$(607,542)	$102,609
Net loss	—	—	—	—	(16,902)	(16,902)
Unrealized gain on available-for-sale marketable securities	—	—	—	5	—	5
Issuance of common stock resulting from exercise of stock options	330,758	—	361	—	—	361
Issuance of common stock resulting from vesting of restricted stock units	15,896	—	(38)	—	—	(38)
Stock-based compensation expense	—	—	2,170	—	—	2,170
Balance at June 30, 2021	172,077,366	$17	$712,593	$39	$(624,444)	$88,205
Net loss	—	—	—	—	(22,786)	(22,786)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(12)	—	(12)
Issuance of common stock under Employee Stock Purchase Plan	56,688	—	106	—	—	106
Issuance of common stock resulting from vesting of restricted stock units	1,327,445	—	—	—	—	—
Issuance of common stock resulting from exercise of stock options	78,375	—	155	—	—	155
Stock-based compensation expense	—	—	1,987	—	—	1,987
Conversion of 2020 Notes into common stock	8,615,384	1	27,999	—	—	28,000
Balance at September 30, 2021	182,155,258	$18	$742,840	$27	$(647,230)	$95,655

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2022	2021
Operating activities
Net loss	$(57,004)	$(54,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89	176
Amortization of right-of-use asset and lease liability	(113)	(98)
Stock-based compensation expense	4,760	6,137
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	231	9,287
Changes in operating assets and liabilities:
Accounts receivable, net	442	134
Prepaid expenses, other current assets and other assets	1,349	(1,834)
Accounts payable	3,057	(1,038)
Accrued expenses and other liabilities	(833)	(1,614)
Deferred liabilities	965	—
Net cash used in operating activities	(47,057)	(43,569)
Investing activities
Purchases of property and equipment	—	(196)
Purchases of investments	(15,340)	(53,258)
Maturities of investments	68,500	53,475
Net cash provided by investing activities	53,160	21
Financing activities
Proceeds from long-term debt, net	24,148	—
Proceeds from the exercise of stock options and employee stock purchase program	282	1,079
Payment of deferred offering costs	—	(73)
Settlement of restricted stock for tax withholdings	—	(926)
Proceeds from the issuance of common stock, net	27,354	—
Net cash provided by financing activities	51,784	80
Increase (decrease) in cash, cash equivalents and restricted cash	57,887	(43,468)
Cash, cash equivalents and restricted cash at beginning of period	21,493	68,023
Cash, cash equivalents and restricted cash at end of period	$79,380	$24,555
Supplemental disclosure of non-cash investing and financing activities
Conversion of 2020 Notes into common stock	$—	$28,000
Deferred offering costs included in accounts payable and accrued expenses	$—	$46

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the “Company”) is a late stage development biopharmaceutical company, with an ongoing registration directed trial, committed to advancing new medicines for patients battling cancer. The Company’s pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) inhibition and focal adhesion kinase (“FAK”) inhibition.

The Company’s most advanced product candidates, avutometinib (VS-6766) and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, low-grade serous ovarian cancer (“LGSOC”), non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), pancreatic cancer, uveal melanoma, and endometrial cancer. The Company believes that avutometinib (VS-6766) may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

On September 24, 2018, the Company’s first commercial product, COPIKTRA® (duvelisib), was approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of adult patients with certain hematologic cancers including relapsed or refractory chronic lymphocytic leukemia/ small lymphocytic lymphoma after at least two prior therapies and relapsed or refractory follicular lymphoma after at least two prior systemic therapies. On August 10, 2020, the Company and Secura Bio, Inc. (“Secura”) entered into an asset purchase agreement (“Secura APA”). Pursuant to the Secura APA, the Company sold to Secura its exclusive worldwide license, including certain related assets for the research, development, commercialization, and manufacture in oncology indications of products containing COPIKTRA (duvelisib). The transaction closed on September 30, 2020. Refer to Note 13. License, collaboration, and commercial agreements for a detailed discussion of the Secura APA.

The condensed consolidated financial statements include the accounts of Verastem Securities Company and Verastem Europe GmbH, wholly-owned subsidiaries of the Company. All financial information presented has been consolidated and includes the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company is subject to the risks associated with other life science companies, including, but not limited to, possible failure of preclinical testing or clinical trials, competitors developing new technological innovations, inability to obtain marketing approval of the Company’s product candidates, avutometinib (VS-6766) and defactinib, market acceptance and commercial success of the Company’s product candidates, avutometinib (VS-6766) and defactinib, following receipt of regulatory approval, and, protection of proprietary technology and the continued ability to obtain adequate financing to fund the Company’s future operations. If the Company does not obtain marketing approval and successfully commercialize its product candidates, avutometinib (VS-6766) and defactinib, following regulatory approval, it will be unable to generate product revenue or achieve profitability and may need to raise additional capital.

The Company has historical losses from operations and anticipates that it may continue to incur operating losses as it continues the research and development of its product candidates. As of September 30, 2022 the Company had cash, cash equivalents, and investments of $104.0 million, and an accumulated deficit of $720.7 million. The Company expects its existing cash resources will be sufficient to fund its planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2022.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the nine months ended September 30, 2022, the Company did not adopt any additional significant accounting policies.

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

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of September 30, 2022 the Company’s cash, cash equivalents and investments were deposited at three financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of September 30, 2022, there was one customer, Secura, that made up more than 60% of the Company’s accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any accounts receivable balances are assured.

For the nine months ended September 30, 2022, there was one customer, Secura, who individually accounted for all of the Company’s revenue. Refer to Note 13. License, collaboration, and commercial agreements for a detailed discussion of the Secura APA.

Proceeds from Grants

During the nine months ended September 30, 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). The grant is expected to support a Phase 1b/2 clinical trial of avutometinib (VS-6766) in combination with defactinib entitled RAMP 205. The trial will evaluate whether blockade of KRAS signaling which is mutated in more than 90% of pancreatic tumors, along with chemotherapy and reduction of stromal density will improve outcomes for patients with pancreatic cancer. In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The Company received $1.0 million of cash proceeds in July 2022 which was initially recorded as deferred liabilities on the condensed balance sheet. The Company recorded less than $0.1 million of the proceeds as a reduction of research and development expense during the three months ended September 30, 2022. As of September 30, 2022, the Company recorded $1.0 million as deferred liabilities in the condensed consolidated balance sheet related to the PanCAN Grant.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$78,166	$21,252
Restricted cash	1,214	241
Total cash, cash equivalents and restricted cash	$79,380	$21,493

Amounts included in restricted cash as of September 30, 2022 represent (i) cash received pursuant to the PanCAN Grant restricted for future expenditures for specific research and development activities and (ii) cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amounts of $1.0 million and $0.2 million, respectively. Amounts included in restricted cash as of December 31, 2021 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. Cash received pursuant to the PanCAN Grant is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2022. The letters of credit are included in non-current restricted cash on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$77,187	$54,314	$22,873	$—
Short-term investments	25,810	—	25,810	—
Total financial assets	$102,997	$54,314	$48,683	$—

	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$19,302	$19,302	$—	$—
Short-term investments	79,004	—	79,004	—
Total financial assets	$98,306	$19,302	$79,004	$—

The Company’s cash equivalents and short-term investments consist of U.S. Government money market funds, corporate bonds, agency bonds and commercial paper of publicly traded companies. The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2022 and December 31, 2021.

Fair Value of Financial Instruments

The fair value of the Company’s 2018 issued 5.00% Convertible Senior Notes due 2048 (the “2018 Notes”) was approximately $0.3 million as of September 30, 2022, which equals the carrying value of the 2018 Notes as of September 30, 2022. The fair value of the 2018 Notes was approximately $0.3 million as of December 31, 2021, which differed from the carrying value of the 2018 Notes of $0.2 million as of December 31, 2021. The fair value of the 2018 Notes is influenced by the Company’s stock price, stock price volatility, and current market yields and was determined using Level 3 inputs.

The fair value of the Company’s long-term debt is determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the condensed consolidated balance sheet date. The carrying value of the Company’s long-term debt as of September 30, 2022, was approximately $24.4 million. The Company estimates that the fair value of its long-term debt was approximately $25.6 million as of September 30, 2022. There was no long-term debt outstanding as of December 31, 2021. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$56,508	$—	$—	$56,508
Corporate bonds, agency bonds and commercial paper (due within 90 days)	22,865	8	(1)	22,872
Total cash, cash equivalents & restricted cash:	$79,373	$8	$(1)	$79,380
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$25,856	$15	$(61)	$25,810
Total investments	$25,856	$15	$(61)	$25,810
Total cash, cash equivalents, restricted cash and investments	$105,229	$23	$(62)	$105,190

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$21,493	$—	$—	$21,493
Total cash, cash equivalents & restricted cash:	$21,493	$—	$—	$21,493
Investments:
Corporate bonds and commercial paper (due within 1 year)	$78,970	$48	$(14)	$79,004
Total investments	$78,970	$48	$(14)	$79,004
Total cash, cash equivalents, restricted cash and investments	$100,463	$48	$(14)	$100,497

There were no realized gains or losses on investments for the three and nine months ended September 30, 2022 or 2021. There was one debt security in an unrealized loss position for more than 12 months as of September 30, 2022, with a fair value of $5.0 million, and unrealized loss of less than $0.1 million. There were no investments in an unrealized loss position for more than 12 months as of December 31, 2021. There were six debt securities in an unrealized loss position for less than 12 months as of September 30, 2022, with a fair value of $16.4 million and unrealized loss of less than $0.1 million. There were three debt securities in an unrealized loss position for less than 12 months as of December 31, 2021, with a fair value of $15.8 million and unrealized loss of less than $0.1 million. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2022 and December 31, 2021, respectively.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Research and development expenses	$8,163	$9,311
Compensation and related benefits	3,393	3,892
Professional fees	678	785
Consulting fees	956	544
Interest	198	3
Commercialization costs	479	187
Other	921	899
Total accrued expenses	$14,788	$15,621

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

Pursuant to the Loan Agreement, the Company received an initial Term Loan of $25.0 million on the Closing Date and may borrow an additional $125.0 million of Term Loans at its option upon the satisfaction of certain conditions as follows:

i.	$15.0 million (the “Term B Loan”), when the Company has either (a) received the Regulatory Milestone Payment (as defined in the Secura APA) from Secura of $35.0 million which is due upon receipt of regulatory approval of COPIKTRA in the United States for the treatment of peripheral T-cell lymphoma (“PTCL”) or (b) received at least $50.0 million in unrestricted cash proceeds from the sale or issuance of equity securities after the Closing Date (the “Term B Milestones”). The Company may draw the Term B Loan within 60 days after the occurrence of one of the Term B Milestones, but no later than March 31, 2023.
ii.	$25.0 million (the “Term C Loan”), when the Company has received accelerated or full approval from the FDA of avutometinib (VS-6766) for the treatment of LGSOC (the “Term C Milestone”). The Company may draw the Term C Loan within 60 days after the occurrence the Term C Milestone, but no later than March 31, 2024.
iii.	$35.0 million (the “Term D Loan”), when the Company has achieved at least $50.0 million in gross product revenue calculated on a trailing six-month basis (the “Term D Milestone”). The Company may draw the Term D Loan within 30 days after the occurrence of the Term D Milestone, but no later than March 31, 2025.
iv.	$50.0 million (the “Term E Loan”), at the sole discretion of the Lenders.

The Term Loans bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Interest is payable monthly in arrears on the first calendar day of each calendar month. Beginning (i) April 1, 2024, if the Term B Loan is not made, (ii) April 1, 2025, if the Term B Loan is made, or (iii) April 1, 2026, if the Term B Loan is made and either (A) avutometinib (VS-6766) has received FDA approval for the treatment of LGSOC or (B) COPIKTRA has received

FDA approval for the treatment of PTCL, the Company shall repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on March 1, 2027.

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

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The Company determined that all features of the Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s assessment through September 30, 2022.

 The debt issuance costs and the Final Payment Fee have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the debt as of September 30, 2022 and December 31, 2021 are detailed below (in thousands):

	September 30, 2022	December 31, 2021
Principal loan balance	$25,000	$—
Final Payment Fee	149	—
Debt issuance costs, net of accretion	(750)	—
Long-term debt, net of discount	$24,399	$—

As of September 30, 2022, future principal payments due are as follows (in thousands):

2022	$—
2023	—
2024	6,250
2025	8,333
2026	8,333
2027	2,084
Total principal payments	$25,000

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

As of September 30, 2022, a right-of-use asset of $1.9 million and lease liability of $2.4 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Lease Expense
Operating lease expense	$221	$221	$664	$664
Total Lease Expense	$221	$221	$664	$664
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$262	$257	$777	$761

September 30, 2022
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	2.8
Weighted average discount rate	14.6%
Maturity Analysis
2022	262
2023	1,060
2024	1,081
2025	546
Total	$2,949
Less: Present value discount	(506)
Lease Liability	$2,443

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

The Company assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon the Company’s stockholders approving an increase in the number of authorized shares of Common Stock in December 2018. The Company determined that all other features of the 2018 Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through September 30, 2022.

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

On July 1, 2021, the Company exercised the Company’s 2020 Notes Mandatory Conversion Option for the aggregate principal amount of $28.0 million of the Company’s 2020 Notes. On July 16, 2021, the aggregate principal of $28.0 million of 2020 Notes was converted into 8,615,384 shares of common stock. As a result, all 2020 Notes have converted into shares of common stock and are no longer outstanding.

10. Common stock

At-the-market equity offering programs

In August 2021, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). During the three and nine months ended September 30, 2022, the Company sold 22,281,059 shares and 23,573,403 shares, respectively, under the August 2021 ATM for net proceeds of approximately $25.5 million and $27.4 million, respectively, (after deducting commissions and other offering expenses).

11. Stock-based compensation

Stock options

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2022 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	16,264,098	$3.56	6.7	$2,601
Granted	940,375	1.26
Exercised	(98,176)	1.20
Forfeited/cancelled	(3,452,122)	5.55
Outstanding at September 30, 2022	13,654,175	$2.92	7.2	$—
Vested at September 30, 2022	7,792,304	$3.45	6.0	$—

The fair value of each stock option granted during the nine months ended September 30, 2022 and 2021 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	September 30,
	2022	2021
Risk-free interest rate	2.83%	0.76%
Volatility	87%	95%
Dividend yield	—	—
Expected term (years)	5.7	5.9

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the nine months ended September 30, 2022 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2021	2,805,004	$2.44
Granted	322,113	$1.36
Vested	(419,745)	$2.94
Forfeited/cancelled	(223,720)	$2.28
Outstanding at September 30, 2022	2,483,652	$2.23

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

	Nine months ended September 30,
	2022	2021
Risk-free interest rate	1.56%	0.07%
Volatility	77%	68%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the nine months ended September 30, 2022 and 2021, the Company recognized $0.1 million in each period of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the nine months ended September 30, 2022, the Company issued 122,332 shares of common stock for proceeds of $0.2 million under the Amended and Restated 2018 ESPP.

12. Net loss per share

Basic loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, restricted stock units, and employee stock purchase plan shares (using the “treasury stock” method), and the 2018 Notes (using the “if-converted” method), unless their effect on net loss per share is anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Outstanding stock options	13,654,175	12,947,009	13,654,175	12,947,009
Outstanding restricted stock units	2,483,652	1,749,979	2,483,652	1,749,979
2018 Notes	41,873	41,873	41,873	41,873
Employee stock purchase plan	77,700	29,328	77,700	29,328
Total potentially dilutive securities	16,257,400	14,768,189	16,257,400	14,768,189

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

The Company determined $0.1 million of future potential royalties the Company expects to receive pursuant to the Secura APA were not constrained as of September 30, 2022. When estimating the amount of royalties to be received that were not constrained, the Company used the expected value method as there are a range of possible outcomes. When estimating royalties to be received, the Company used a combination of internal projections and forecasts and data from external sources. The Company determined that all other future potential royalties were constrained under the guidance as of September 30, 2022. As part of the Company’s evaluation of the constraint on future royalties, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in royalty payments. Those factors include: the likelihood and magnitude of revenue reversals related to future royalties, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence, the amount of time to resolve the uncertainty, and lack of significant history of selling COPIKTRA outside of the United States.

As the consideration for future royalties is conditional, the Company recorded a corresponding contract asset for the expected royalties. Portions of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional. As of September 30, 2022 and December 31, 2021, the contract asset has been recorded within prepaid and other current assets on the condensed consolidated balance sheets.

The following table presents changes in the Company’s contract asset for the nine months ended September 30, 2022 (in thousands):

Contract Asset:	December 31, 2021	Additions	Reclassification to receivable	September 30, 2022
Contract asset - Secura	$170	$96	$(141)	$125
Total	$170	$96	$(141)	$125

During the first quarter of 2022, one regulatory milestone was achieved by Secura’s sublicensee, CSPC, of which 50% of the milestone or $2.5 million was paid to the Company pursuant to the Secura APA. The Company determined all other future potential milestones were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of September 30, 2022. As part of the Company’s evaluation of the constraint, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for a long period of time. All other future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

During the three and nine months ended September 30, 2022, the Company recognized $0.0 million and $2.6 million, respectively, of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive loss. The sale of COPIKTRA license and related assets revenue for the nine months ended September 30, 2022 primarily related to one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the nine months ended September 30, 2022, and future royalties expected to be received pursuant to the Secura APA that were not constrained.

During the three and nine months ended September 30, 2021, the Company recognized $0.0 million and $0.9 million, respectively, of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive loss. The sale of COPIKTRA license and related assets revenue for the nine months ended September 30, 2021 primarily related to one regulatory milestone for $0.8 million achieved by Secura’s sublicensee and $0.1 million related to future royalties expected to be received pursuant to the Secura APA. During the three and nine months ended September 30, 2021, the Company also recognized $0.0 million and $0.6 million, respectively, in transition services revenue within the statements of operations and comprehensive loss.

14. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2022 and 2021, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2022 and 2021, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

OVERVIEW

We are a late stage development biopharmaceutical company, with an ongoing registration directed trial, committed to advancing new medicines for patients battling cancer. Our pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) inhibition and focal adhesion kinase (“FAK”) inhibition.

Our most advanced product candidates, avutometinib (VS-6766) and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including low-grade serous ovarian cancer (“LGSOC”), non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), pancreatic cancer, uveal melanoma, and endometrial cancer. We believe that avutometinib (VS-6766) may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors, or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

Avutometinib (VS-6766) is an orally available first-in-class unique small molecule RAF/MEK clamp. In contrast to other MEK inhibitors commercially available and in development, avutometinib (VS-6766) is a dual RAF/MEK clamp that blocks both MEK kinase activity and the ability of RAF to phosphorylate MEK. MEK-only inhibitors (e.g. PD0325901) paradoxically induce MEK phosphorylation (“pMEK”) by relieving extracellular-signal-regulated-kinase (“ERK”)-dependent feedback inhibition of RAF which may limit their efficacy. By inhibiting RAF-mediated phosphorylation of MEK, avutometinib (VS-6766) has the advantage of not inducing pMEK. This unique mechanism of avutometinib (VS-6766) enables more effective inhibition of ERK signaling and may confer enhanced therapeutic activity against ERK-dependent, RAS or BRAF mutant tumors.

Avutometinib (VS-6766) has been shown to inhibit signaling and proliferation of tumor cell lines with a variety of mitogen-activated pathway kinase (“MAPK”) pathway alterations including Kirsten rat sarcoma viral oncogene homolog (“KRAS”), Harvey rat sarcoma viral oncogene homolog (“HRAS”), or B-Raf proto-oncogene serine/threonine kinase (“BRAF”) mutations, among others. Avutometinib (VS-6766) has also been shown to synergize with agents targeting the MAPK pathway including G12C inhibitors in KRAS mutant NSCLC and CRC in preclinical models and enhances the anti-tumor effects of anti-PD-1 in KRAS mutant NSCLC mouse models. Avutometinib (VS-6766) has shown compelling synergy with defactinib in preclinical models.

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

The combination of avutometinib (VS-6766) and defactinib has been found to be clinically active in patients with KRAS mutant tumors and has received breakthrough designation from the U.S. Food & Drug Administration (the

“FDA”) for the treatment of all patients with recurrent LGSOC, regardless of KRAS status after one or more prior lines of therapy, including platinum-based chemotherapy.

In an ongoing investigator-initiated Phase 1/2 study (the “FRAME study”), the combination of avutometinib (VS-6766) and defactinib is being evaluated in patients with recurrent LGSOC, KRAS mutant NSCLC, KRAS-G12V mutant NSCLC, CRC, pancreatic cancer, and KRAS mutant endometrial cancer. Based on the LGSOC and KRAS-G12V NSCLC cohorts of the FRAME study, we initiated our registration directed trials entitled RAF and MEK Program (“RAMP”) 201 and 202.

In the fourth quarter of 2020, we commenced two registration-directed trials investigating avutometinib (VS-6766) as a monotherapy and in combination with defactinib. The registration-directed trials are entitled RAMP 201 and RAMP 202. RAMP 201 is an adaptive two-part multicenter, parallel cohort, randomized, open label trial to evaluate the efficacy and safety of avutometinib (VS-6766) alone and in combination with defactinib in patients with recurrent LGSOC. RAMP 202 is a Phase 2, adaptive two-part multicenter, parallel cohort, randomized, open-label trial to evaluate the efficacy and safety of avutometinib (VS-6766) alone and in combination with defactinib in patients with KRAS G12V mutant NSCLC, following treatment with a platinum-based regimen and immune checkpoint inhibitor. Additionally, we added several exploratory cohorts to the RAMP 202 study including KRAS non-G12V mutant NSCLC and BRAF (V600E and non-V600E) mutant NSCLC. Based on preclinical rationale, we added BRAF mutant cohorts (V600E and non-V600E) to the RAMP 202 study in order to efficiently evaluate the combination of avutometinib (VS-6766) with defactinib in BRAF-mutant NSCLC.

In June 2022, we completed a planned interim analysis of the RAMP 201 trial with the goal of selecting a go forward treatment regimen of either avutometinib (VS-6766) monotherapy or avutometinib (VS-6766) in combination with defactinib. The analysis indicated encouraging efficacy results with confirmed responses by independent review in patients treated with avutometinib (VS-6766) monotherapy and patients treated with avutometinib (VS-6766) in combination with defactinib. The findings also include confirmed responses by independent review in both KRAS mutant and KRAS wild-type LGSOC. At the time of the June 2022 planned interim analysis, there have been no additional safety signals with a continued favorable safety profile in both the monotherapy and combination treatment arms with approximately 6% of patients discontinuing due to adverse events.

In October 2022, we reported a second planned interim analysis of RAMP 201 trial had been completed. Based on the results of this analysis, which include independently confirmed responses and no new safety signals, we have a confirmed meeting with the FDA in the fourth quarter of 2022 to review the data set, discuss the go forward treatment regimen selection and align on the requirements to initiate a new drug application (“NDA”) submission. The RAMP 201 trial continues to enroll in all four cohorts (avutometinib (VS-6766) ± defactinib in KRAS mutant and KRAS wild-type patient populations) with full enrollment based on the study protocol expected by the end of 2022. We expect to provide an update after the upcoming meeting with the FDA.

In October 2022, we reported data from a planned interim analysis of Part A from the RAMP 202 trial among patients with KRAS G12V NSCLC treated with avutometinib (VS-6766) or the combination of avutometinib (VS-6766) and defactinib. The results did not meet the criteria to continue to the trial expansion phase. Also among patients with non-G12V KRAS mutant NSCLC, no KRAS subtype was identified for further clinical evaluation of avutometinib (VS-6766) with defactinib in this trial. We plan to present the Part A results of RAMP 202 at an upcoming medical congress.

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (“Amgen”) to evaluate the combination of avutometinib (VS-6766) with Amgen’s KRAS-G12C inhibitor LUMAKRASTM (sotorasib) in a Phase 1/2 trial entitled RAMP 203. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of avutometinib (VS-6766) in combination with LUMAKRASTM in patients with KRAS G12C-mutant NSCLC who have not been previously treated with a KRAS G12C inhibitor, as well as in patients who have progressed on a KRAS-G12C inhibitor. The study will therefore investigate the potential benefits of a more complete vertical blockade of the RAS pathway with the combination of avutometinib (VS-6766) with LUMAKRASTM (G12C inhibition) in KRAS G12C-mutant locally advanced or metastatic NSCLC. The RAMP 203 trial has advanced to cohort 2 of 4 mg avutometinib (VS-6766) in combination with 960 mg of LUMAKRASTM. Initial results from Part A (dose evaluation) are expected in the fourth quarter of 2022.

In November 2021, we entered into a clinical collaboration agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of Mirati’s investigational KRAS-G12C inhibitor adagrasib with avutometinib (VS-6766) in KRAS G12C mutant NSCLC. The primary objective of this multi-center, single-arm, open-label Phase 1/2 trial entitled RAMP 204 is to determine the maximum tolerated dose and recommended Phase 2 dose for the combination of adagrasib and avutometinib (VS-6766) in patients with KRAS-G12C mutant NSCLC. The study will also investigate the safety, tolerability and efficacy of the combination in patients who have progressed on a KRAS-G12C inhibitor. The trial will build on preclinical data showing a deeper blockade of ERK pathway signaling resulting in enhanced anti-tumor efficacy with the combination of adagrasib and avutometinib (VS-6766) relative to either agent alone. The RAMP 204 trial is open and enrolling.

In May 2022, we received the first “Therapeutic Accelerator Award” from the Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million. The grant is expected to support a Phase 1b/2 clinical trial of avutometinib (VS-6766) in combination with defactinib entitled RAMP 205. The trial will evaluate whether blockade of KRAS signaling which is mutated in more than 90% of pancreatic tumors, along with chemotherapy and reduction of stromal density will improve outcomes for patients with pancreatic cancer. In August 2022, PanCAN agreed to provide us with an additional $0.5 million for the collection and analysis of patient samples. We received $1.0 million of cash proceeds in July 2022. We plan to open the RAMP 205 trial in the fourth quarter of this year.

In addition, avutometinib (VS-6766) and defactinib are currently being investigated in combination with immunotherapeutic and other agents through investigator sponsored trials (“ISTs”).

On August 10, 2020, we and Secura Bio, Inc. (“Secura”) signed an Asset Purchase Agreement (“Secura APA”) and on September 30, 2020, the transaction closed. Pursuant to the Secura APA, we sold our exclusive worldwide license for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib. With the transition of the duvelisib program to Secura, we are focusing our efforts on our lead product candidates, avutometinib (VS-6766) and defactinib.

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

As of September 30, 2022, we had an accumulated deficit of $720.7 million. Our net loss was $18.1 million, $57.0 million, $22.8 million and $54.7 million for the three and nine months ended September 30, 2022 and 2021, respectively. We expect to incur significant expenses and may continue to incur operating losses for the foreseeable future as a result of the continued research and development of avutometinib (VS-6766) and defactinib. As of September 30, 2022, we had cash, cash equivalents and investments of $104.0 million. We expect our existing cash resources will be sufficient to fund our planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2021, related to revenue recognition, accrued and prepaid research and development expenses, stock-based compensation, and leases. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2022 and 2021

	Three months ended September 30,
	(dollar amounts in thousands)
	2022	2021	Change	% Change
Revenue:
Transition services revenue	—	2	(2)	(100)%
Total revenue	—	2	(2)	(100)%
Operating expenses:
Research and development	11,288	9,325	1,963	21%
Selling, general and administrative	6,421	5,523	898	16%
Total operating expenses	17,709	14,848	2,861	19%
Loss from operations	(17,709)	(14,846)	(2,863)	19%
Other income	20	—	20	100%
Interest income	316	40	276	690%
Interest expense	(717)	(7,980)	7,263	(91)%
Net loss	$(18,090)	$(22,786)	$4,696	(21)%

Transition services revenue. Transition services revenue for the three months ended September 30, 2022 (the “2022 Quarter”) was $0.0 million compared to less than $0.1 million for the three months ended September 30, 2021 (the “2021 Quarter”). Transition services revenue was comprised of the revenue recognized for us providing certain support functions to Secura pursuant to the Secura TSA (as defined herein), which was entered into in connection with the Secura APA. The services were provided at a mutually agreed upon rate. The services were substantially completed in 2021 and there will not be revenue recorded in the future pursuant to the Secura TSA.

Research and development expense. Research and development expense for the 2022 Quarter was $11.3 million compared to $9.3 million for the 2021 Quarter. The $2.0 million increase from the 2021 Quarter to the 2022 Quarter was primarily driven by an increase of $0.6 million of drug substance and drug product costs, an increase of $0.5 million of consulting costs, an increase of $0.4 million of clinical supply costs, an increase of $0.3 million of pre-clinical costs, and an increase of $0.2 million of personnel related costs, including non-cash stock-based compensation.

Research and development expenses include product/ product candidate and/or project-specific costs, as well as unallocated costs. We allocate the expenses related to external research and development services, such as contract research organizations (“CRO”), clinical sites, manufacturing organizations and consultants, by project and/or product candidate. We use our employee and infrastructure resources in a cross-functional manner across multiple research and development projects. Our project costing methodology does not allocate personnel, infrastructure and other indirect costs to specific clinical programs or projects.

Product/ product candidate/ project specific costs include:

●	direct third-party costs, which include expenses incurred under agreements with CROs, the cost of consultants who assist with the development of the Company’s product candidates on a program-specific basis, clinical site costs, and any other third-party expenses directly attributable to the development of the product candidates;
●	costs related to contract manufacturing operations including manufacturing costs in connection with producing product candidates for use in conducting preclinical and clinical studies. Costs associated with manufacturing avutometinib (VS-6766) are included in “avutometinib (VS-6766) manufacturing and non-clinical trial specific” category below as these costs relate to both the “avutometinib (VS-6766) + defactinib” and “avutometinib (VS-6766) + other combinations” categories and are not specifically allocated to any particular project. Costs to produce defactinib are included in “avutometinib (VS-6766) + defactinib” below; and
●	license fees.

Unallocated costs include:

●	research and development employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense;
●	cost of consultants, including our scientific advisory board, who assist with our research and development but are not allocated to a specific program; and
●	facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment, and laboratory supplies.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for 2022 Quarter and 2021 Quarter.

	Three months ended September 30,
	2022	2021	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib (VS-6766) + defactinib	$4,560	$4,379	$181
Avutometinib (VS-6766) + other combinations	672	18	654
Avutometinib (VS-6766) manufacturing and non-clinical trial specific	1,541	1,173	368
COPIKTRA	(7)	2	(9)
Unallocated costs
Personnel costs, excluding stock-based compensation	2,772	2,386	386
Stock-based compensation expense	417	515	(98)
Other unallocated expenses	1,333	852	481
Total research and development expense	$11,288	$9,325	$1,963

The increase of avutometinib (VS-6766) + defactinib costs of $0.2 million from the 2021 Quarter to the 2022 Quarter is driven by an increase of $1.0 million in defactinib drug product and drug substance costs partially offset by a decrease of $0.8 million decrease in RAMP 202 trial costs. The increase of avutometinib (VS-6766) + other combinations costs of $0.7 million from the 2021 Quarter to the 2022 Quarter is primarily driven by an increase of $0.5 million of RAMP 203 trial costs, and an increase of $0.2 million of RAMP 204 trial costs. The increase of avutometinib (VS-6766) manufacturing and non-clinical trial specific costs of $0.4 million from the 2021 Quarter to the 2022 Quarter for primarily driven by an increase of $0.4 million in pre-clinical costs.

Selling, general and administrative expense. Selling, general and administrative expense for the 2022 Quarter was $6.4 million compared to $5.5 million for the 2021 Quarter. The increase of $0.9 million from the 2021 Quarter to the 2022 Quarter primarily resulted from an increase of $0.5 million in commercial costs, an increase of $0.4 million of consulting and professional fees, and other costs.

Other Income. Other income for the 2022 Quarter was less than $0.1 million compared to $0.0 million in the 2021 Quarter. Other income for the 2022 Quarter was comprised of changes in foreign currency exchange rates.

Interest income. Interest income increased from $0.3 million for the 2022 Quarter compared to less $0.1 million for the 2021 Quarter. The increase of $0.3 million in interest income is primarily driven by an increase in interest rates on debt securities.

Interest expense. Interest expense for the 2022 Quarter was $0.7 million compared to $8.0 million for the 2021 Quarter. The decrease of $7.3 million from the 2021 Quarter to the 2022 Quarter was primarily driven by $7.8 million of non-cash interest expense recorded in the 2021 Quarter upon conversion of the 2020 Notes into common stock in July 2021 was which is partially offset by the interest expense pursuant to the Loan Agreement (as defined herein) entered into with Oxford (as defined herein) on March 25, 2022.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine months ended September 30,
	(dollar amounts in thousands)
	2022	2021	Change	% Change
Revenue:
Sale of COPIKTRA license and related assets	2,596	902	1,694	188%
Transition services revenue	—	606	(606)	(100)%
Total revenue	2,596	1,508	1,088	72%
Operating expenses:
Research and development	39,818	27,951	11,867	42%
Selling, general and administrative	18,869	18,455	414	2%
Total operating expenses	58,687	46,406	12,281	26%
Loss from operations	(56,091)	(44,898)	(11,193)	25%
Other income	54	—	54	100%
Interest income	446	141	305	216%
Interest expense	(1,413)	(9,962)	8,549	(86)%
Net loss	$(57,004)	$(54,719)	$(2,285)	4%

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the nine months ended September 30, 2022 (the “2022 Period”) was $2.6 million compared to $0.9 million for the nine months ended September 30, 2021 (the “2021 Period”). Sale of COPIKTRA license and related assets revenue for the 2022 Period was comprised of one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the 2022 Period and future royalties expected to be received pursuant to the Secura APA that are not constrained. Sale of COPIKTRA license and related assets revenue for the 2021 Period of $0.9 million was comprised of $0.8 million for a regulatory milestone achieved by Secura’s sublicensee, Sanofi, and $0.1 million for royalties we expect to receive pursuant to the Secura APA from COPIKTRA sales by Secura’s sublicensees that are not constrained.

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

Research and development expense. Research and development expense for the 2022 Period was $39.8 million compared to $28.0 million for the 2021 Period. The $11.8 million increase from the 2021 Period to the 2022 Period was primarily driven by an increase of $4.6 million of drug substance and drug product costs, an increase of $4.1 million of CRO costs, an increase of $1.5 million of investigator fees, an increase of $1.0 million of consulting costs, an increase of $0.5 million of personnel costs, including non-cash stock compensation, an increase of $0.4 million of clinical supply costs, and an increase of $0.7 million of other costs, which is partially offset by a decrease of $1.0 million of IST costs.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for 2022 Period and 2021 Period.

	Nine months ended September 30,
	2022	2021	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib (VS-6766) + defactinib	$18,487	$11,692	$6,795
Avutometinib (VS-6766) + other combinations	1,633	18	1,615
Avutometinib (VS-6766) manufacturing and non-clinical trial specific	6,425	3,602	2,823
COPIKTRA	79	1,045	(966)
Unallocated costs
Personnel costs, excluding stock-based compensation	8,268	7,410	858
Stock-based compensation expense	1,337	1,685	(348)
Other unallocated expenses	3,589	2,499	1,090
Total research and development expense	$39,818	$27,951	$11,867

The increase in avutometinib (VS-6766) + defactinib costs of $6.8 million from the 2021 Period to the 2022 Period is primarily driven by an increase of $2.9 million of drug substance and drug product costs for defactinib, an increase of $2.7 million in RAMP 201 clinical trial costs, an increase of $0.8 million in RAMP 202 clinical trial costs, and an increase of $0.4 million of other costs. The increase of avutometinib (VS-6766) + other combinations costs of $1.6 million from the 2021 Period to the 2022 Period is primarily driven by an increase of $1.3 million of RAMP 203 trial costs, and an increase of $0.3 million of RAMP 204 trial costs. The increase in avutometinib (VS-6766) manufacturing and non-clinical trial specific costs of $2.8 million from the 2021 Period to the 2022 Period is primarily driven an increase of $1.5 million in drug substance and drug product costs for avutometinib (VS-6766), an increase of $1.2 million of CRO costs, and an increase of $0.1 million of pre-clinical costs. The research and development expense in the 2022 Period related to COPIKTRA primarily relates to COVID-19 investigator sponsored trials which were not part of the sale of COPIKTRA. The research and development expense in the 2021 Period related to COPIKTRA primarily relates to COVID-19 investigator sponsored trials and certain costs that were incurred in conjunction with providing transition services to Secura pursuant to the Secura TSA.

Selling, general and administrative expense. Selling, general and administrative expense for the 2022 Period was $18.9 million compared to $18.5 million for the 2021 Period. The increase of $0.4 million from the 2021 Period to the 2022 Period primarily resulted from an increase of $0.7 million of commercial costs, an increase of $0.2 million in personnel related costs, including non-cash stock-based compensation, and an increase of $0.3 million of travel and other costs, partially offset by a decrease of $0.8 million of consulting and professional fees.

Other Income. Other income for the 2022 Period was $0.1 million compared to $0.0 million in the 2021 Period. Other income for the 2022 Period was comprised of a gain on the sale of fixed assets and changes in foreign currency exchange rates.

Interest income. Interest income for the 2022 Period was $0.4 million compared to $0.1 million for the 2021 Period. The increase of $0.3 million in interest income is primarily driven by an increase in interest rates on debt securities.

Interest expense. Interest expense for the 2022 Period was $1.4 million compared to $10.0 million for the 2021 Period. The decrease of $8.6 million from the 2021 Period to the 2022 Period was primarily driven by $7.8 million of non-cash interest expense recorded in the 2021 Period upon conversion of the 2020 Notes into common stock in July 2021 and as a result of the conversion, there were no interest charges recorded for the 2020 Notes in the 2022 Period. The decrease is partially offset by the interest expense pursuant to the Loan Agreement (as defined herein) entered into with Oxford (as defined herein) on March 25, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public and private offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, Yakult, and CSPC, the upfront payment under the Secura APA, the issuance of 2018 Notes in October 2018, the proceeds in connection with the PIPE, and the Loan Agreement with Oxford. With the commercial launch of COPIKTRA in the United States in September 2018 through our ownership period ending in September 2020, we financed a portion of our operations through product revenue. As of September 30, 2020, we have sold our COPIKTRA license and no longer sell COPIKTRA in the United States. We expect to finance a portion of our business through future milestones and royalties received pursuant to the Secura APA.

As of September 30, 2022 we had $104.0 million of cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2022, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 8, 2022, and in any subsequent filings with the SEC.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2022 Period and the 2021 Period (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(47,057)	$(43,569)
Investing activities	53,160	21
Financing activities	51,784	80
Increase (decrease) in cash, cash equivalents and restricted cash	$57,887	$(43,468)

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges was $52.0 million and $39.2 million for the 2022 Period and 2021 Period, respectively. Non-cash charges were primarily related to stock-based compensation expense in the 2022 Period and stock-based compensation expense and non-cash interest, net in the 2021 Period. Our cash inflow from operating activities due to changes in operating assets and liabilities was $5.0 million for the 2022 Period and our cash outflow from operating activities due to changes in operating assets and liabilities was $4.4 million for the 2021 Period. Cash inflow due to changes in operating assets and liabilities for the 2022 Period was primarily driven by an increase of $3.1 million in accounts payable, a decrease of $1.3 million of prepaid expenses, other current assets and other assets, and an increase of $1.0 million in deferred liabilities. The decrease in prepaid expenses, other current assets, and other assets is exclusive of the $1.0 million of cash received from PanCAN. Cash outflow due to changes in operating assets and liabilities for the 2021 Period was primarily driven by an increase of $1.8 million in prepaid expenses, other current assets, and other assets, a decrease of $1.6 million in accrued expenses and other liabilities, and a decrease of $1.0 million in accounts payable. Cash used in operating activities was $47.1 million and $43.6 million for the 2022 Period and 2021 Period, respectively.

Investing activities. The cash provided by investing activities for the 2022 Period primarily relates to the net maturities of investments of $53.2 million. The cash provided by investing activities for the 2021 Period primarily relates to the net maturities of investments of $0.2 million, partially offset by purchases of fixed assets of $0.2 million.

Financing activities. The cash provided by financing activities for the 2022 Period primarily represents $27.4 million of net proceeds received under our at-the market equity offering program, $24.1 million of net proceeds received from the Loan Agreement (as defined herein) with Oxford (as defined herein), and $0.3 million of proceeds received related to exercise of stock options and employee stock purchase plan. The cash provided by financing activities for the 2021 Period primarily represents $1.1 million of proceeds received related to exercise of stock options and employee stock purchase plan, partially offset by $0.9 million in payments for settlement of restricted stock for tax withholdings and $0.1 million in payments for deferred offering costs.

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

The Term Loans bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Interest is payable monthly in arrears on the first calendar day of each calendar month. Beginning (i) April 1, 2024, if the Term B Loan (as defined in Note 7. Debt to our unaudited condensed consolidated financial statements included in this quarterly report) is not made, (ii) April 1, 2025, if the Term B Loan is made, or (iii) April 1, 2026, if the Term B Loan is made and either (A) avutometinib (VS-6766) has received FDA approval for the treatment of LGSOC or (B) COPIKTRA has received FDA approval for the treatment of peripheral T-cell lymphoma (“PTCL”), we shall repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on March 1, 2027.

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

In August 2021, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we can offer and sell up to $100.0 million of our common stock at the current market prices from time to time through Cantor as sales agent (“August 2021 ATM”). During the 2022 Period, we sold 23,573,403 shares under the August 2021 ATM for net proceeds of approximately $27.4 million (after deducting commissions and other offering expenses). As of September 30, 2022, we can issue an aggregate amount of $65.1 million of common stock under this program.

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

As of September 30, 2022 and December 31, 2021 there was $0.3 million aggregate principal amount outstanding of 2018 Notes.

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

Chugai Pharmaceutical Co., Ltd. (“Chugai”)

On January 7, 2020, we entered into a license agreement with Chugai (the “Chugai Agreement”) whereby Chugai granted us an exclusive worldwide license for the development, commercialization and manufacture of products containing avutometinib (VS-6766), a dual RAF/MEK clamp.

Under the terms of the Chugai Agreement, we received an exclusive right to develop and commercialize products containing avutometinib (VS-6766) at our own cost and expense. We paid Chugai a non-refundable payment of $3.0 million in February 2020. We are further obligated to pay Chugai double-digit royalties on net sales of products containing avutometinib (VS-6766), subject to reduction in certain circumstances. Chugai also obtained opt back rights to develop and commercialize avutometinib (VS-6766) (a) in the European Union, which option may be exercised through the date we submit an NDA to the FDA for a product which contains avutometinib (VS-6766) as the sole active pharmaceutical ingredient and (b) in Japan and Taiwan, which option may be exercised through the date we receive marketing authorization from the FDA for a product which contains avutometinib (VS-6766) as the sole active pharmaceutical ingredient. As consideration for executing either option, Chugai would have to make a payment to us calculated on our development costs to date. Chugai and we have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.

Unless earlier terminated, the Chugai Agreement will expire upon the fulfillment of the royalty obligations to Chugai for the sale of any products containing the avutometinib (VS-6766), which royalty obligations expire on a product-by-product and country-by-country basis, upon the last to occur, in each specific country, of (a) expiration of valid patent claims covering such product or (b) 12 years from the first commercial sale of such product in such country.

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

Funding requirements

We expect to continue to incur significant expenses and may continue to incur operating losses. We anticipate that our expenses will continue and operating losses may continue as we:

●	continue our ongoing clinical trials with our product candidates, avutometinib (VS-6766) and defactinib;
●	initiate additional clinical trials for our product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license other products and technologies;
●	hire additional clinical, development and scientific personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and
●	establish and maintain a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $104.0 million as of September 30, 2022, consisting of cash, U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2022, an immaterial amount of our total liabilities were denominated in currencies other than the functional currency.

On March 25, 2022, we entered into the Loan Agreement, under which we borrowed $25.0 million. The Term Loans under the Loan Agreement bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Changes in interest rates will cause interest charges to fluctuate under the Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the nine months ended September 30, 2022.

The 2018 Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because the interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022 our Chief Executive Officer and our Vice President of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 28, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 8, 2022. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, other than as set forth below.

Our ability to receive future contingent consideration, including milestone payments and royalties, from the sale of our rights, title, and interest in COPIKTRA to Secura may be adversely affected by lower than expected COPIKTRA sales and Secura’s ability to achieve other developmental and regulatory milestones

On September 30, 2020, we completed the disposition of the Company’s rights, title, and interest in COPIKTRA to Secura. Under the terms of the Secura APA, we are entitled to contingent consideration, including milestone payments and royalties, dependent upon the further development and commercial success of COPIKTRA. On June 30, 2022, the FDA issued a drug safety communication warning that resulted from a clinical trial showing a possible increased risk of death with COPIKTRA compared to another medicine to treat chronic blood cancer called leukemia and lymphoma. The aforementioned clinical trial also found that COPIKTRA was associated with a higher risk of serious side effects, including infections, diarrhea, inflammation of the intestines and lungs, skin reactions, and high liver enzyme levels in the blood. In September 2022, the FDA’s Oncologic Drug Advisory Committee (“ODAC”) voted eight to four against COPIKTRA’s use in patients with relapsed or refractory chronic lymphocytic leukemia/ small lymphocytic lymphoma after at least two prior therapies citing an unfavorable risk/benefit profile. The FDA drug safety communication warning, the FDA’s ODAC vote, future actions by the FDA, and any safety concerns associated with COPIKTRA, perceived or real, may materially and adversely affect Secura’s development and commercialization success of COPIKTRA and, consequently, our ability to receive future contingent consideration from our sale of our right, title, and interest in COPIKTRA to Secura.

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

31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Vice President, Finance pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on November 3, 2022 (furnished herewith).
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Current Report on form 10-Q, formatted in Inline XBRL

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: November 3, 2022	By:	/s/ BRIAN M. STUGLIK

Brian M. Stuglik
Chief Executive Officer
(Principal executive officer)

Date: November 3, 2022	By:	/s/ DANIEL CALKINS

Daniel Calkins
Vice President, Finance
(Principal financial and accounting officer)