Form 10-K
period 2022-12-31
Verastem, Inc.
filed 2023-03-14
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issues financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was $215,932,064.

The number of shares outstanding of the registrant’s common stock as of March 13, 2023 was 200,677,979.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on May 15, 2023 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the uncertainties inherent in research and development of avutometinib and defactinib, such as negative or unexpected results of clinical trials; whether and when any applications for avutometinib and defactinib may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve any such other applications that may be filed for avutometinib and defactinib, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted and, if approved, whether avutometinib or defactinib will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for avutometinib and defactinib; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of avutometinib and defactinib; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that avutometinib or defactinib will cause unexpected safety events, experience manufacturing or supply interruptions or failures, or result in unmanageable safety profiles as compared to their levels of efficacy; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for avutometinib or defactinib; that we will be unable to in-license additional compounds or successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we may not attract and retain high quality personnel, that we or Chugai Pharmaceutical, Co. Ltd., will fail to fully perform under the license agreement; that our target market for our product candidates might be smaller than we are presently estimating; that we or Secura Bio, Inc. will fail to fully perform under the asset purchase agreement; that we may be unable to make additional draws under our debt facility or obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients; and that the duration and impact of COVID-19 may affect, precipitate or exacerbate one or more of the foregoing risks and uncertainties. Other risks and uncertainties include those identified under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2022, and in any subsequent filings with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1. Business

OVERVIEW

We are a late-stage development biopharmaceutical company, with an ongoing registration directed trial, committed to advancing new medicines for patients battling cancer. Our pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

Our most advanced product candidates, avutometinib (VS-6766) and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, but not limited to low-grade serous ovarian cancer (“LGSOC”), non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), pancreatic cancer, and melanoma. We believe that avutometinib may be beneficial as a therapeutic, as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors, or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

Avutometinib is an orally available first-in-class unique small molecule RAF/MEK clamp. In contrast to other MEK inhibitors that are commercially available and in development, avutometinib is a dual RAF/MEK clamp that blocks MEK kinase activity and induces the formation of dominant negative RAF-MEK complexes preventing phosphorylation of MEK by A-Raf proto-oncogene, serine/threonine kinase (“ARAF”), B-Raf proto-oncogene serine/threonine kinase (“BRAF”) and C-raf proto-oncogene serine/threonine kinase (“CRAF”). MEK-only inhibitors (e.g. trametinib) may have limited efficacy because they induce MEK phosphorylation (“pMEK”) by relieving extracellular-signal-regulated-kinase (“ERK”)-dependent feedback inhibition of RAF. By inhibiting RAF-mediated phosphorylation of MEK, avutometinib has the advantage of not inducing pMEK. This unique mechanism of avutometinib enables it to inhibit ERK signaling more effectively and may confer enhanced therapeutic activity against mitogen-activated pathway kinase (“MAPK”) pathway-driven cancers.

Avutometinib has been shown to inhibit signaling and proliferation of tumor cell lines with a variety of MAPK pathway alterations including Kirsten rat sarcoma viral oncogene homolog (“KRAS”), neuroblastoma rat sarcoma viral oncogene homolog (“NRAS”), and BRAF mutations, among others. Avutometinib has demonstrated strong antitumor activity in combination with (i) agents targeting parallel pathways (e.g. inhibitors of FAK, CDK4/6 and mTOR), (ii) agents targeting other nodes in the MAPK pathway (e.g. anti-EGFR, SOS1, KRAS G12C, and KRAS G12D inhibitors), (iii) chemotherapy, and (iv) anti-PD-1.

Defactinib is an oral small molecule inhibitor of FAK and proline-rich tyrosine kinase (“PYK2”) that is currently being evaluated as a potential combination therapy for various solid tumors. FAK is a non-receptor tyrosine kinase encoded by the protein tyrosine kinase-2 (“PTK-2”) gene that is involved in cellular adhesion and, in cancer, metastatic capability. Defactinib targets malignant cells both directly and through modulation of the tumor microenvironment. Defactinib has received orphan drug designation in ovarian cancer in the United States, the European Union, and Australia. Preclinical research by our scientists and collaborators at world-renowned research institutions has described the effect of FAK inhibition as enhancing immune response by decreasing immuno-suppressive cells, increasing cytotoxic T cells and reducing stromal density, which allows tumor-killing immune cells to enter the tumor. Furthermore, it has been shown that FAK activation in response to MAPK inhibitor therapy may bypass MAPK pathway blockade by driving tumor growth through activation of downstream pathways such as RhoA and YAP, supporting the clinical evaluation of avutometinib in combination with defactinib for treatment of cancers harboring MAPK alterations.

The combination of avutometinib and defactinib has been found to be clinically active in some patients with KRAS mutant and KRAS wild-type LGSOC and has received breakthrough designation from the U.S. Food & Drug Administration (the “FDA”) for the treatment of all patients with recurrent LGSOC, regardless of KRAS status, after one or more prior lines of therapy including platinum-based chemotherapy.

In the fourth quarter of 2020, we commenced two registration-directed trials investigating avutometinib as a monotherapy and in combination with defactinib. The registration-directed trials are entitled RAMP 201 and RAMP 202. RAMP 201 is an adaptive two-part multicenter, parallel cohort, randomized, open label trial to evaluate the efficacy and safety of avutometinib alone and in combination with defactinib in patients with recurrent LGSOC. RAMP 202 is a Phase 2, adaptive two-part multicenter, parallel cohort, randomized, open-label trial to evaluate the efficacy and safety of avutometinib alone and in combination with defactinib in patients with KRAS G12V NSCLC, following treatment with a platinum-based regimen and immune checkpoint inhibitor. Additionally, and based on preclinical rationale, we added additional cohorts to the RAMP 202 study including KRAS non-G12V NSCLC and BRAF mutant (V600E and non-V600E) NSCLC. Both studies are discussed in greater detail below.

In January 2023, we reported data from a planned interim analysis of Part A of the ongoing RAMP 201 trial among patients with LGSOC treated with avutometinib alone and in combination with defactinib. Part A included randomized eligible patients to receive treatment of avutometinib monotherapy (n=33) or the combination of avutometinib and defactinib (n=31). The combination of avutometinib and defactinib has been declared the go-forward treatment regimen based on a higher rate of confirmed objective responses in a planned interim analysis with prespecified criteria.

Of the 29 patients evaluable for response by blinded independent central review (“BICR”) in the combination arm, the initial results showed a confirmed objective response rate (“ORR”) of 28% in all patients and 27% vs 29% in KRAS mutant (n=15) and KRAS wild-type (n=14) LGSOC, respectively. Three additional patients with KRAS mutant LGSOC showed an unconfirmed partial response. In addition, the vast majority of patients showed tumor regression, as the overall disease control rate (stable disease plus partial response) was 93%. Most evaluable patients (62%) were still on study treatment on the combination arm at the time of the data cut with a minimum follow-up of five months.

The confirmed ORR for the monotherapy arm by BICR was 7% in evaluable patients (n=30). The overall disease control rate for the monotherapy arm by BICR was 90%. Across both the combination and monotherapy arms, there have been no additional safety signals reported with a continued favorable safety and tolerability profile, with 9% discontinuation due to adverse events in the combination arm.

We will continue future enrollment of RAMP 201 in the combination arm only in all patients with recurrent LGSOC, regardless of their KRAS status. Target enrollment for the combination arm has been achieved. We are planning a RAMP 201 presentation at a scientific medical conference in 2023.

In the fourth quarter of 2022, a type B meeting with the FDA was held to discuss the results to date of the ongoing RAMP 201 trial, confirm the go-forward treatment regimen selection and discuss the regulatory path forward. The combination of avutometinib with defactinib has been selected versus monotherapy as the go-forward treatment in all recurrent LGSOC regardless of KRAS status, acknowledging the demonstrated contribution of defactinib.

We intend to include mature data from the RAMP 201 study and the FRAME study to potentially support filing for accelerated approval in patients with recurrent LGSOC. Both studies are evaluating avutometinib and defactinib in patients with recurrent LGSOC. We are in ongoing discussions with the FDA on the confirmatory study and plan to provide an update after agreement with the FDA. Continued enrollment in the combination arm of RAMP 201 is planned to expand the clinical experience in anticipation of initiation of a confirmatory study.

In October 2022, we reported data from a planned interim analysis of Part A from the RAMP 202 trial among patients with KRAS G12V NSCLC treated with avutometinib or the combination of avutometinib and defactinib. The results did not meet the pre-defined criteria to continue to the trial expansion phase. Among patients with KRAS non-G12V NSCLC, no KRAS subtype was identified for further clinical evaluation of avutometinib with defactinib in this trial.

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (“Amgen”) to evaluate the combination of avutometinib with Amgen’s KRAS G12C inhibitor LUMAKRAS® (sotorasib) in a Phase 1/2 trial entitled RAMP 203. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of avutometinib in combination with LUMAKRAS in patients with KRAS G12C NSCLC who have not been previously treated with a KRAS G12C inhibitor, as well as in patients who have progressed on a KRAS-G12C inhibitor. The study will investigate the potential benefits of a more complete vertical blockade of the MAPK pathway with the combination of avutometinib (RAF/MEK inhibition) with LUMAKRAS (KRAS G12C inhibition) in KRAS G12C locally advanced or metastatic NSCLC. The RAMP 203 trial has advanced to cohort 2 of 4 mg avutometinib in combination with 960 mg of LUMAKRAS.

In November 2021, we entered into a clinical collaboration agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of avutometinib with Mirati’s KRAS G12C inhibitor KRAZATI® (adagrasib) in a Phase 1/2 trial entitled RAMP 204. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of avutometinib in combination with KRAZATI in patients with KRAS G12C NSCLC who have progressed on a KRAS G12C inhibitor. The trial will build on preclinical data showing a deeper blockade of MAPK pathway signaling resulting in enhanced anti-tumor efficacy with the combination of KRAZATI (KRAS G12C inhibition) and avutometinib (RAF/MEK inhibition) relative to either agent alone. The RAMP 204 trial is open and enrolling.

In May 2022, we received the first “Therapeutic Accelerator Award” from the Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million. The grant is expected to support a Phase 1b/2 clinical trial of avutometinib in combination with defactinib entitled RAMP 205. This Phase 1b/2 trial will evaluate the safety, tolerability and efficacy of GEMZAR® (gemcitabine) and ABRAXANE® (Nab-paclitaxel) in combination with avutometinib and defactinib in patients with previously untreated metastatic adenocarcinoma of the pancreas. The RAMP 205 trial will evaluate whether combining avutometinib (to target mutant KRAS which is mutated in more than 90% of pancreatic tumors) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with pancreatic cancer. In August 2022, PanCAN agreed to provide us with an additional $0.5 million for the collection and analysis of patient samples. We received $1.0 million of cash proceeds in July 2022. We opened the RAMP 205 trial in the fourth quarter of 2022.

Avutometinib and defactinib are currently being investigated in combination with immunotherapeutic and other agents through investigator sponsored trials (“ISTs”).

OUR FOCUS

We are focused on the development and commercialization of anticancer kinase inhibitors for optimized efficacy and safety – primarily as orally available drugs and drug candidates that are designed to treat various forms of cancer. Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. The American Cancer Society estimated that in the United States in 2022, over 1.9 million new cases of cancer were diagnosed and more than 600,000 people died from the disease. Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormonal therapy, immunotherapy, cell therapy, and targeted therapy. Notwithstanding years of intensive research and clinical use, these current treatments often fail to cure cancer. For example, conventional chemotherapy works by stopping tumor growth by disrupting the cell cycle leading to cell death. Chemotherapies are effective at killing cancer cells because cancer cells generally grow more rapidly than normal cells. However, chemotherapies also target fast-growing normal cells of the body, such as blood cells, hair follicles, and the cells lining the mouth, stomach, and intestines. As a result, they have a range of side effects and although the treatments may succeed at initially decreasing tumor burden, they ultimately fail to kill all the cancer cells and/or to effectively disrupt the tumor microenvironment , potentially resulting in eventual disease progression.

Accordingly, cancer remains one of the world’s most serious health problems and is the second most common cause of death in the United States after heart disease. For example, the National Cancer Institute’s Surveillance, Epidemiology, and End Results Program (“NCI”; “SEER”) reported that in 2022 there were approximately 19,880 new cases of ovarian cancer, 236,740 new cases of lung cancer, 151,030 new cases of colorectal cancer and 62,210 new cases of pancreatic cancer in the United States.

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

Despite significant advances in the treatment of cancer, unmet needs persist. KRAS has long been one of the most elusive cancer-causing proteins. KRAS mutant tumors are present in about 30% of all human cancers, have historically presented a difficult treatment challenge, and are often associated with significantly worse prognosis. Since the discovery of KRAS almost four decades ago, researchers have persistently tried, and failed, to develop therapies that effectively block the cancer-promoting effects of KRAS mutation. Challenges associated with identifying new treatment options for these types of cancers include resistance to single agents, identifying tolerable combination regimens with MEK inhibitors, and new KRAS inhibitors in development addressing only a minority of all KRAS mutated cancers.

Our focus is targeting cancer cells both directly and indirectly by way of the tumor microenvironment.

Low Grade Serous Ovarian Cancer (“LGSOC”)

LGSOC is a slow-growing cancer with a high mortality rate. It is estimated that approximately 70% of LGSOC tumors are driven by mutations in MAPK pathway-associated genes, with approximately 30% of patients harboring KRAS mutations and an additional approximately 40% of patients harboring mutations in other MAPK pathway associated genes. There are an estimated 6,000 patients in the United States and 80,000 worldwide living with this disease. Approximately half of those diagnosed are in their 20s-40s. LGSOC has a median survival rate of 10 years, with 85% of patients experiencing recurrence and enduring severe pain and complications as the disease progresses. Despite low response rates, chemotherapy continues to be the standard of care for this disease. Most prior research has focused on high grade serous ovarian cancer (“HGSOC”). However, LGSOC is clinically, histologically and molecularly unique from HGSOC with limited treatments available.

Currently, avutometinib is being evaluated in combination with defactinib for the treatment of patients with recurrent LGSOC  (i) in a Phase 2 registration directed study entitled RAMP 201, and (ii) in the IST entitled FRAME. Avutometinib is also being investigated in combination with defactinib in ISTs to assess efficacy in other gynecological cancers with MAPK pathway mutations (e.g. high-grade and mucinous ovarian cancers, endometrial and cervical cancers).

Non-Small Cell Lung Cancer (“NSCLC”)

Lung cancer is the leading cause of cancer-related death in the United States and worldwide. Approximately 15% of lung cancers are small cell lung cancer, approximately 55% are adenocarcinomas, approximately 20% are squamous carcinomas, and about 5% are large cell carcinomas with the remainder being mixed or rare histologies. Approximately 80-85% of lung cancers are NSCLCs, comprising of adenocarcinomas, squamous carcinomas, and large cell carcinomas. Adenocarcinomas most frequently (>50%) have molecular alterations that can be targeted with oral therapies. The most frequent molecular alterations are mutations in the KRAS gene (about 25% of adenocarcinomas) of which KRAS G12C is most common (14%) and G12V second most frequent (7%). Several tyrosine kinase inhibitors are in development for patients with KRAS G12C NSCLC of which the KRAS G12C inhibitors LUMAKRAS (sotorasib) and KRAZATI (adagrasib) are currently approved. LUMAKRAS and KRAZATI have relatively low response rates and short times to progression and thus, number of agents are being combined with the G12C inhibitors including avutometinib in RAMP 203 and RAMP 204, respectively. Currently, avutometinib is being evaluated (i) in combination with Amgen’s KRAS-G12C inhibitor LUMAKRAS (sotorasib) in a Phase 1/2 trial in patients with KRAS G12C mutant NSCLC entitled RAMP 203, (ii) in combination with Mirati’s KRAZATI (adagrasib) in patients with KRAS G12C mutant NSCLC in a Phase 1/2 trial entitled RAMP 204, and (iii) in combination with everolimus for treatment of patients with NSCLC in an IST.

BRAF mutations, including BRAF class II and class III non-V600E, also occur in NSCLC. Whereas BRAF inhibitors in combination with MEK inhibitors are currently approved for BRAF V600E NSCLC, no targeted therapies are approved for BRAF non-V600E NSCLC. Currently, the combination of avutometinib and defactinib is being evaluated for treatment of patients with BRAF mutant NSCLC including a non-V600E cohort in RAMP 202.

Colorectal Cancer (“CRC”)

CRC, also known as bowel cancer, colon cancer, or rectal cancer, is the development of cancer from the colon or rectum (parts of the large intestine). One in 23 men and one in 25 women will be diagnosed with CRC in their lifetime. CRC is the second leading cause of cancer death among people in the United States. The NCI estimates that the number of new incidences of CRC was 37.7 per 100,000 men and women per year based on 2015-2019 cases and the five-year relative survival rate from 2012 to 2018 for patients with CRC was approximately 65%. The individual likelihood of survival depends on how advanced the cancer is, whether or not all the cancer can be removed with surgery, and the person's overall health.

Treatments used for colorectal cancer may include some combination of surgery, radiation therapy, chemotherapy and targeted therapy. Cancers that are confined within the wall of the colon may be curable with surgery, while cancer that has spread widely is usually not curable, with management being directed towards improving quality of life and symptoms. KRAS mutations are present in approximately 45% of CRC and predict lack of response to anti-EGFR antibodies such as cetuximab. Although clinical trials of the KRAS G12C inhibitors LUMAKRAS (sotorasib) and KRAZATI (adagrasib) in combination with anti-EGFR antibodies in KRAS G12C CRC have shown promising activity, KRAS G12C only occurs in 3% of CRCs. Thus, novel therapies are needed for patients with CRC harboring other KRAS mutations including KRAS G12D and KRAS G12V which represent 11% and 9%, respectively. It has been shown that simultaneous targeting of multiple nodes in the MAPK pathway may be necessary for deep and durable response, supporting the clinical evaluation of avutometinib in combination with anti-EGFR for patients with KRAS mutant CRC. Currently, avutometinib in combination with the anti-EGFR antibody cetuximab is being evaluated for the treatment of patients with advanced KRAS mutant CRC in an IST.

Pancreatic Cancer

In 2022, the NCI estimated that pancreatic cancer was the tenth most common cancer diagnosed in the United States and that the disease represented the third leading cause of cancer-related death in the country. Pancreatic cancer often has a poor prognosis, even when diagnosed early. Pancreatic cancer typically spreads rapidly and is seldom detected in its early stages, which is a major reason why it is a leading cause of cancer death. Signs and symptoms may not appear until pancreatic cancer is so advanced that complete surgical removal is not possible. Pancreatic cancer is one of the few cancers where survival has not improved significantly during the past 40 years. The NCI estimates that the number of new incidences of pancreatic cancer was 13.3 per 100,000 people per year based on 2015-2019 cases. Pancreatic cancer has a very high mortality rate with approximately 88% of patients dying within five years of their initial diagnosis based on the five-year relative survival rate from 2012 to 2018. The median age for diagnosis is 70 with the disease affecting males slightly more than females.

The prognosis for pancreatic cancer is extremely poor as shown by the survival rate, which indicates the need for new treatments. Chemotherapy or chemotherapy plus radiation is offered to patients whose tumors are unable to be removed surgically. Immuno-oncology agents have not demonstrated a significant improvement in treatment outcome for patients with pancreatic cancer. The limited impact of chemotherapies and immunotherapies to improve the outcome may be due to the dense stroma that is prevalent in pancreatic tumors and the tumor microenvironment. Activating mutations in KRAS represent a key initiating event in pancreatic cancer. KRAS mutations occur in up to 98% of pancreatic cancer, with KRAS G12D, G12V and G12R occurring in approximately 28%, 19% and 14% of patients, respectively. Furthermore, pancreatic cancer typically presents with high stromal density, comprised of fibroblasts and dense extracellular matrix, which is thought to limit the penetration of cytotoxic drugs and T cells into pancreatic tumors. Thus, there is a strong scientific rationale for combining avutometinib (to target mutant KRAS) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen with the objective of increasing response rate and survival. Currently, avutometinib is being evaluated in combination with defactinib + gemcitabine/nab-paclitaxel for the treatment of patients with advanced pancreatic cancer in a Phase 1b/2 clinical trial entitled RAMP 205.

Melanoma

In 2022, the NCI estimated melanoma cancer was diagnosed in approximately 99,780 patients or 21.5 cases per 100,000 people based on 2015-2019 cases. The NCI estimates the five year survival rate from 2012-2018 was approximately 94% Melanoma is a type of skin cancer that develops in melanocytes. Melanocytes are in the deep layer of the epidermis between the layer of basal cells. Melanocytes make a pigment called melanin. This gives skin its natural color. The pigment helps to protect the body from ultraviolet light (UV radiation) from the sun. Melanoma is most common at body sites that have received intense, intermittent sun/UV exposure. Melanoma is dangerous and aggressive due to its ability to spread to other organs rapidly if it is not treated at an early stage. About 30% of melanomas begin in existing moles, but the rest start in normal skin.

The five types of standard treatment for melanoma are surgery, chemotherapy, radiation therapy, immunotherapy and targeted therapy. In patients with melanoma, mutations in the MAPK pathway occur mainly in BRAF (41%), NRAS (27%), NF1 (25%) and RAF1 (CRAF) (2.6%). Although several selective BRAF inhibitors are FDA-approved alone or in combination with MEK inhibitors for melanomas with BRAF V600E/K, there is still a need for agents to improve response rate, duration of response, and tolerability. Furthermore, there are no targeted therapy options for patients with BRAF V600E melanoma following progression on BRAF + MEK inhibitor combination and immune checkpoint inhibitors. This provides rationale for the planned IST which will evaluate avutometinib in combination with the anti-PD-1 antibody pembrolizumab for patients with BRAF V600E melanoma.

OUR STRATEGY

With the combination of avutometinib and defactinib, we seek to utilize a multi-faceted approach to treat cancer by directly targeting the cancer cells, enhancing anti-tumor immunity, modulating the local tumor microenvironment, and overcoming mechanisms of adaptive resistance to MAPK pathway inhibition. Our goal is to build a leading biopharmaceutical company focused on the development and commercialization of novel drugs that use a multi-faceted approach to improving outcomes for patients with cancer.

Key elements of our strategy to achieve this goal are:

●	Establishing avutometinib as the backbone of therapy for MAPK pathway-driven tumors.
●	Assessing synergy of avutometinib with other agents in preclinical models to prioritize for clinical development. It is becoming well established that blockade of multiple nodes in the MAPK pathway is necessary for maximal depth and duration of anti-tumor response. We are assessing combinations of avutometinib with (i) agents targeting other nodes in the MAPK pathway (e.g. KRAS G12C, KRAS G12D, anti-EGFR and SOS1 inhibitors), (ii) agents targeting parallel pathways that may mediate resistance to MAPK pathway inhibition (e.g. mTOR and CDK4/6 inhibitors), (iii) chemotherapy, and (iv) anti-PD-1. These studies may lead to discussions with other companies and clinical investigators with the objective of assessing high priority combinations in the clinic.
●	Continuing to develop and explore avutometinib in combination with defactinib and execute on the registration-directed study RAMP 201. The combination of avutometinib with defactinib has been selected vs. avutometinib monotherapy as the go-forward treatment for all recurrent LGSOC regardless of KRAS status, acknowledging the demonstrated contribution of defactinib. Avutometinib is also being investigated in combination with defactinib in ISTs to assess efficacy in other gynecological cancers (e.g. high-grade and mucinous ovarian cancers, endometrial and cervical cancers) with MAPK pathway mutations.
●	Expanding the indications in which avutometinib may be used alone and in combination with other agents. We have entered into clinical collaboration agreements with both Amgen and Mirati to evaluate avutometinib in patients with KRAS G12C NSCLC in combination with Amgen’s G12C inhibitor LUMAKRAS (sotorasib) in a trial entitled RAMP 203 or in combination with Mirati’s G12C inhibitor KRAZATI (adagrasib) in a trial entitled RAMP 204. Avutometinib is also being investigated in combination with defactinib + GEMZAR/ABRAXANE in patients with frontline pancreatic cancer in a trial entitled RAMP 205. Additionally, ISTs and preclinical studies are in progress to prioritize additional cancer indications and approaches to expand the potential clinical development of our product candidates. Avutometinib is being investigated in combination with the anti-EGFR antibody cetuximab in KRAS mutant CRC and in combination with the anti-PD-1 antibody pembrolizumab in BRAF V600E melanoma through ISTs.
●	Considering the acquisition or in-licensing of rights to additional agents. We may pursue the acquisition or in-license of rights to additional agents from third parties that may supplement our internal programs and allow us to initiate clinical development of a diverse pipeline of agents more quickly.
●	We may seek third-party collaborators for the eventual commercialization of our product candidates both in the U.S. and around the world.

OUR PRODUCT CANDIDATES AND PIPELINE

Our pipeline product candidates currently consist of avutometinib as a monotherapy and in combination with defactinib and other agents which continue to be evaluated in the clinic for the treatment of a variety of cancer types. The following table represents the status of our pipeline:

1 FDA breakthrough therapy designation

2 Registration-directed trial

3 Imminent initiation

* Pre-clinical studies ongoing in multiple KRAS mutant tumors

RAMP 201 Study = NCT04625270

RAMP 202 Study = NCT04620330

RAMP 203 Study = NCT05074810

RAMP 204 Study = NCT05375994

RAMP 205 Study = NCT05669482

FRAME Study = NCT03875820

IST in KRAS mutant CRC = NCT05200442

IST in ER+ breast cancer = NCT05608252

IST in MAPK pathway-driven gynecological cancer = NCT05512208

IST in KRAS mutant NSCLC combining avutometinib + everolimus = NCT02407509

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

Avutometinib and defactinib

Avutometinib is an investigational oral first-in-class unique small molecule RAF/MEK clamp. In contrast to other MEK inhibitors commercially available and in development, avutometinib is a dual RAF/MEK clamp that blocks MEK kinase activity and induces the formation of dominant negative RAF-MEK complexes preventing phosphorylation of MEK by ARAF, BRAF and CRAF. MEK-only inhibitors (e.g., PD0325901) paradoxically induce MEK phosphorylation (“pMEK”) by relieving extracellular-signal-regulated-kinase (ERK)-dependent feedback inhibition of RAF which may limit their efficacy. By inhibiting RAF-mediated phosphorylation of MEK, avutometinib has the advantage of not inducing pMEK. This unique mechanism of avutometinib enables more effective inhibition of ERK signaling and may confer enhanced therapeutic activity against MAPK pathway-driven cancers.

Defactinib is an oral small molecule inhibitor of FAK and PYK2 that is currently being evaluated as a potential combination therapy for various solid tumors. FAK is a non-receptor tyrosine kinase encoded by PTK-2 gene that is involved in cellular adhesion and, in cancer, metastatic capability. Defactinib targets malignant cells both directly and through modulation of the tumor microenvironment. Defactinib has received orphan drug designation in ovarian cancer in the United States, European Union, and Australia. Preclinical research by our scientists and collaborators at world-renowned research institutions has described the effect of FAK inhibition to enhance immune response by decreasing immuno-suppressive cells, increasing cytotoxic T cells, and reducing stromal density, which allows tumor-killing immune cells to enter the tumor. Furthermore, it has been shown that FAK activation in response to MAPK inhibitor therapy may bypass MAPK pathway blockade by driving tumor growth through activation of downstream pathways such as RhoA and YAP, supporting the clinical evaluation of avutometinib in combination with defactinib for treatment of cancers harboring MAPK alterations.

The combination of avutometinib and defactinib has received breakthrough designation from the FDA for the treatment of all patients with recurrent LGSOC, regardless of KRAS status after one or more prior lines of therapy, including platinum-based chemotherapy.

Avutometinib and defactinib are clinically active against MAPK pathway-driven cancers.

Phase 1/2 Study (FRAME) Investigating the Combination of avutometinib and Defactinib in Patients with KRAS Mutant Cancers and Subsequent Analyses

The FRAME study is an open-label, investigator-initiated study that is designed to assess safety, dose response and preliminary efficacy of the avutometinib/defactinib combination in patients with KRAS mutant solid tumors, including LGSOC (including KRAS mutant and KRAS wild type), KRAS mutant NSCLC, KRAS G12V NSCLC, KRAS mutant CRC, pancreatic cancer, and RAS/RAF mutant endometrial cancer. The FRAME study is being led by Dr. Udai Banerji and is being conducted in the United Kingdom. In this study, avutometinib was administered using a twice-weekly dose escalation schedule and was administered three out of every four weeks. Defactinib was administered using a twice-daily dose escalation schedule, also three out of every four weeks. Dose levels were assessed in three cohorts: cohort 1 (avutometinib 3.2mg, defactinib 200mg); cohort 2a (avutometinib 4mg, defactinib 200mg); and cohort 2b (avutometinib 3.2mg, defactinib 400mg). The recommended Phase 2 dose was determined to be avutometinib 3.2mg, defactinib 200mg.

Updated Phase 1/2 FRAME Study Results in Patients with LGSOC (September 2021)

At the September 2021 European Society of Medical Oncology Congress, updated data from the LGSOC cohort of the ongoing, investigatory sponsored Phase 1/2 FRAME study were presented. The results showed encouraging response rates and progression-free survival (“PFS”).

Among the evaluable patients with LGSOC (n=24), the ORR was 46% (11 of 24). Among the patients with KRAS mutant LGSOC (n=11), the ORR was 64% (7 of 11). Among the patients with KRAS wild type LGSOC (n=9), the ORR was 44% (4 of 9). Of the evaluable patients, 10 (42%) received previous MEK inhibitor therapy.

The estimated median PFS (“mPFS”) across all patients was 23.0 months (95% CI: 10.6- not reached). As of the April 2021 data cutoff date, 13 of 24 patients (54%) remained on study.

In the FRAME study, the most common Grade 3/4 treatment-related adverse events were creatine kinase elevation (12%), rash (8%), diarrhea (4%), mouth ulcer/mucositis/glossitis (4%), and hyperbilirubinemia (4%), with only one discontinuation due to adverse events as of the data cutoff.

This data suggests that the novel, intermittent dosing schedule used in the FRAME study continues to show encouraging clinical activity in patients with recurrent LGSOC, including in patients previously treated with a MEK inhibitor.

Phase 2 study (known as RAMP (RAF and MEK Program) 201 Study) Registration-Directed Trial of avutometinib and defactinib in Recurrent LGSOC

The RAMP 201 Study that was initiated in November 2020 is a registration-directed clinical trial of avutometinib and defactinib in patients with recurrent LGSOC.

The RAMP 201 Study is an adaptive two-part multicenter, parallel cohort, randomized, open label trial to evaluate the efficacy and safety of avutometinib alone and in combination with defactinib in patients with recurrent LGSOC. The objective of Part A (selection phase) of the RAMP 201 study was to select the go-forward regimen between avutometinib monotherapy or the combination of avutometinib and defactinib to be studied in Part B (expansion phase). In addition, the efficacy was assessed in both KRAS mutant and KRAS wild type LGSOC. Part B (expansion phase) of the study will examine efficacy and safety parameters of the regimen selected. Part A randomized eligible patients to avutometinib monotherapy (n=33) or the combination of avutometinib and defactinib (n=31). The combination of avutometinib and defactinib has been declared the go-forward treatment regimen based on a higher rate of confirmed objective responses in a planned interim analysis with prespecified criteria.

Updated Phase 2 RAMP 201 Study Results in Patients with LGSOC (January 2023)

Overall, patients on the combination arm were heavily pretreated with an average of four prior systemic regimens (up to 11), including prior platinum-based chemotherapy, endocrine therapy and bevacizumab in most patients and prior MEK inhibitor therapy in about 20% of patients.

Of the 29 patients evaluable for response by BICR in the combination arm, the initial results showed a confirmed objective response rate (ORR) of 28% in all patients and 27% vs 29% in KRAS mutant (n=15) and KRAS wild-type (n=14) LGSOC, respectively. Three additional patients with KRAS mutant LGSOC showed an unconfirmed partial response. In addition, the vast majority of patients showed tumor regression, as the overall disease control rate (stable disease plus partial response) was 93%. Most evaluable patients (62%) were still on study treatment on the combination arm at the time of the data cut with a minimum follow-up of five months.

The confirmed ORR for the monotherapy arm by BICR was 7% in evaluable patients (n=30). The overall disease control rate for the monotherapy arm by BICR was 90%.

Across both the combination and monotherapy arms, there have been no additional safety signals reported with a continued favorable safety and tolerability profile. The most common treatment-related adverse events for the combination in all treated patients were diarrhea, nausea, blood creatine phosphokinase (“CPK”) increased, vision blurred, dermatitis acneiform and rash, fatigue and peripheral edema, most of which were mild to moderate, with 9% discontinuation due to adverse events.

We intend to include mature data from RAMP 201 study and the FRAME study to potentially support filing for accelerated approval. We will continue future enrollment of RAMP 201 in the combination arm only to expand on the clinical experience in anticipation of a confirmatory study. Target enrollment for the combination arm has been achieved. We are in ongoing discussions with the FDA on the confirmatory study and plan to provide an update after agreement with the FDA. We are planning a RAMP 201 presentation at a scientific medical conference in 2023.

Phase 2 Study (known as RAMP (RAF and MEK Program) 202 Study) Registration-Directed Trial of avutometinib and defactinib in Previously Treated KRAS Mutant NSCLC

The RAMP 202 Study that was initiated in December 2020 is a registration-directed clinical trial of avutometinib and defactinib, in patients with KRAS G12V NSCLC. Additionally, and based on preclinical data, we added several exploratory cohorts to the RAMP 202 study including KRAS non-G12V NSCLC and BRAF mutant (V600E and non-V600E) NSCLC.

The RAMP 202 study is a Phase 2, adaptive two-part multicenter, parallel cohort, randomized, open-label trial to evaluate the efficacy and safety of avutometinib alone and in combination with defactinib in patients with

KRAS and BRAF mutant NSCLC, following treatment with a platinum-based regimen and immune checkpoint inhibitor. The first part of the study will determine the optimal regimen of either avutometinib monotherapy or in combination with defactinib in patients with KRAS G12V NSCLC. The second phase of the study (expansion phase) will examine efficacy and safety parameters of the most effective regimen in patients with KRAS G12V NSCLC.

In October 2022, we reported data from a planned interim analysis of Part A from the RAMP 202 trial among patients with KRAS G12V NSCLC treated with avutometinib or the combination of avutometinib and defactinib. While active, the results did not meet the pre-defined criteria to continue to the trial expansion phase. Also among patients with KRAS non G12V NSCLC, no KRAS subtype was identified for further clinical evaluation of avutometinib with defactinib in this trial. We plan to present the Part A results of RAMP 202 at an upcoming medical congress.

Phase 1/2 Trial (known as RAMP (RAF and MEK Program) 203 Study) of avutometinib in Combination with Amgen’s LUMAKRAS (sotorasib) in Patients with KRAS G12C NSCLC

In September 2021, we entered into a clinical collaboration agreement with Amgen to evaluate the combination of avutometinib with Amgen’s KRAS G12C inhibitor LUMAKRAS (sotorasib) in a Phase 1/2 trial entitled RAMP 203. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of avutometinib in combination with LUMAKRAS in patients with KRAS G12C NSCLC who have not been previously treated with a KRAS G12C inhibitor as well as in patients who have progressed on a KRAS G12C inhibitor. The study will investigate the potential benefits of a more complete vertical blockade of the MAPK pathway with the combination of avutometinib (RAF/MEK inhibition) with LUMAKRAS (KRAS G12C inhibition) in KRAS G12C locally advanced or metastatic NSCLC. The RAMP 203 trial has advanced to cohort 2 of 4 mg avutometinib in combination with 960 mg of LUMAKRAS.

Phase 1/2 Trial (known as RAMP (RAF and MEK Program) 204 Study) of avutometinib in Combination with Mirati’s KRAZATI (adagrasib) in Patients with KRAS G12C NSCLC

In November 2021, we entered into a clinical collaboration agreement to evaluate the combination of avutometinib with Mirati’s KRAS G12C inhibitor KRAZATI (adagrasib) in a Phase 1/2 trial entitled RAMP 204. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of avutometinib in combination with KRAZATI in patients who have progressed on a KRAS G12C inhibitor. The trial will build on preclinical data showing deeper blockade of MAPK pathway signaling resulting in enhanced anti-tumor efficacy with the combination of KRAZATI (KRAS G12C inhibition) and avutometinib (RAF/MEK inhibition) relative to either agent alone. The RAMP 204 trial is open and enrolling.

Phase 1/2 Trial (known as RAMP (RAF and MEK Program) 205 Study) of avutometinib + defactinib + gemcitabine/nab-paclitaxel

In May 2022, we received the first “Therapeutic Accelerator Award” from PanCAN for up to $3.8 million. The grant is expected to support a Phase 1b/2 clinical trial of avutometinib in combination with defactinib entitled RAMP 205. This Phase 1b/2 trial will evaluate the safety, tolerability and efficacy of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib in patients with previously untreated metastatic adenocarcinoma of the pancreas. The RAMP 205 trial will evaluate whether combining avutometinib (to target mutant KRAS which is mutated in more than 90% of pancreatic tumors) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with pancreatic cancer. We opened the RAMP 205 trial in the fourth quarter of 2022.

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

Patents

Our patent portfolio includes issued and pending applications worldwide. These patent applications fall into two categories: (1) RAF/MEK inhibition program; and (2) FAK inhibition program.

RAF/MEK inhibition program

We have exclusively licensed a portfolio of four patent families owned by Chugai Pharmaceutical Co., Ltd. (“Chugai”). The first patent family has claims directed to the composition of matter of avutometinib, and includes granted patents in the United States, Australia, Brazil, Canada, China, Europe, Japan, Korea, Israel, and New Zealand that are expected to expire in February of 2027. The second patent family has claims directed to methods of making avutometinib and includes granted patents in Europe, Japan, and the United States that are expected to expire in September of 2032. The third patent family has claims directed to a dosing protocol of avutometinib, and includes a granted patent in the United States that is expected to expire in November of 2038 and pending patent applications in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, Korea, Mexico, Singapore, Taiwan, and Russia. Patents that issue in this family will have a statutory expiration date in May of 2038. The fourth patent family covers a method of using avutometinib in combination with a FAK inhibitor, such as defactinib, for treating a patient, and includes a granted patent in the United States that is expected to expire in September of 2040 and pending patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Japan, Korea, Mexico, Malaysia, New Zealand, Singapore, the United States, and Taiwan.

In addition to the issued and pending patent applications exclusively licensed from Chugai, we own eleven patent families covering methods of using a dual RAF/MEK inhibitor for treating a patient. The first and second patent families cover methods of using a dual RAF/MEK inhibitor in combination with a KRAS G12C inhibitor or an immunotherapeutic agent for treating a patient, and are pending in the United States and worldwide. The third patent family covers a method of using a dual RAF/MEK inhibitor to treat a patient with certain mutations, and is pending in the United States and worldwide. The fourth patent family covers solid forms of avutometinib, and is pending in the United States as a nonprovisional patent application. We also have six patent families covering methods of using a dual RAF/MEK inhibitor in combination with another therapeutic agent for treating a patient, which are pending as international applications. Any U.S. patents that will issue in the ten families will have a statutory expiration date ranging from January of 2041 to January of 2043. We also have one patent family covering methods of using a MEK inhibitor to treat certain populations of patients, which is pending as a provisional patent application in the United States.

FAK inhibition program

We have exclusively licensed a portfolio of patent applications owned by Pfizer, Inc. (“Pfizer”), which are directed to FAK inhibitor compounds and methods of their use, for example in cancer. One patent family is related generally to defactinib. This patent family includes issued patents having claims covering defactinib generically and specifically. For example, US 7,928,109 covers the composition of matter of defactinib specifically, and US 8,247,411 covers the composition of matter of defactinib generically. Also included are issued and pending patent applications having claims directed to methods of treatment and methods of making defactinib. For example, US 8,440,822 and US 10,450,297 cover methods of making defactinib. Any U.S. patents that have issued or will issue in this family will have a statutory expiration date in April of 2028. Related cases are pending worldwide, including in Thailand, and granted in Australia, Europe, Brazil, Mexico, India, Hong Kong, Canada, China, Korea, Israel, New Zealand, South Africa, Singapore, Taiwan, and Japan.

In addition to the issued and pending patent applications exclusively licensed from Pfizer, we own three patent families covering defactinib. One family is directed to compositions (e.g., oral dosage forms) of defactinib and certain methods of use. Any U.S. patents that will issue in this family will have a statutory expiration date in January of 2035. Patent applications in this family are pending worldwide, including in the United States, Thailand, Brazil, and China, and granted in Australia, Canada, Europe, Hong Kong, Israel, Mexico, Japan, Korea, New Zealand, Singapore, and South Africa. The second family is directed to methods of using a FAK inhibitor, such as defactinib, in combination with a MEK inhibitor for treating a patient. Any U.S. patents that will issue in this family will have a statutory expiration date in February of 2035. Patent applications in this family are pending worldwide, including for example in Japan, and granted in the United States, Hong Kong, and Europe. The third family is directed to methods of using a FAK inhibitor, such as defactinib, in combination with an immunotherapeutic agent. Any U.S. patents that have issued or will issue in this family will have a statutory expiration date in June of 2036. Patent applications in this family are pending worldwide, including for example in Europe, New Zealand, Brazil, Korea, Israel, Canada, Japan, and Hong Kong, and granted in the United States, Australia, China, Eurasia, Mexico, Singapore, and South Africa.

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

Pursuant to the Secura APA, we sold to Secura our exclusive worldwide license for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib. The sale included certain intellectual property related to duvelisib in oncology indications, certain existing duvelisib inventory, claims and rights under certain contracts pertaining to duvelisib. Pursuant to the Secura APA, Secura assumed all operational and financial responsibility for activities that were part of the duvelisib oncology program, including all commercialization efforts related to duvelisib in the United States and Europe, as well as our ongoing duvelisib clinical trials. Further, Secura assumed all obligations with existing collaboration partners developing and commercializing duvelisib, which include Yakult Honsha Co., Ltd. (“Yakult”), CSPC Pharmaceutical Group Limited (“CSPC”), and Sanofi. Additionally, Secura assumed all royalty payment obligations due under the amended and restated license agreement with Infinity Pharmaceuticals, Inc. (“Infinity”).

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

In December 2021, Secura announced it had voluntarily withdrawn COPIKTRA (duvelisib) from the U.S. for treatment of patients with relapsed or refractory follicular lymphoma after at least two prior systemic therapies. On June 30, 2022, the FDA issued a drug safety communication warning that resulted from a clinical trial showing a possible increased risk of death with COPIKTRA compared to another medicine to treat chronic blood cancer called leukemia and lymphoma. The clinical trial also found that COPIKTRA was associated with a higher risk of serious side effects, including infections, diarrhea, inflammation of the intestines and lungs, skin reactions, and high liver enzyme levels in the blood. In September 2022, the FDA’s Oncologic Drug Advisory Committee (“ODAC”) voted eight to four against COPIKTRA’s use in patients with relapsed or refractory chronic lymphocytic leukemia/ small lymphocytic lymphoma after at least two prior therapies citing an unfavorable risk/benefit profile. In September 2022, Secura’s sublicensee, Yakult, announced it had withdrawn its NDA for duvelisib in Japan.

Chugai Pharmaceutical Co., Ltd.

On January 7, 2020, we entered into a license agreement with Chugai (the “Chugai Agreement”) whereby Chugai granted us an exclusive worldwide license for the development, commercialization, and manufacture of products containing avutometinib.

Under the terms of the Chugai Agreement, we received an exclusive right to develop and commercialize products containing avutometinib at our own cost and expense. In February 2020, we paid Chugai a non-refundable payment of $3.0 million. We are further obligated to pay Chugai double-digit royalties on net sales of products containing avutometinib, subject to reduction in certain circumstances. Chugai also obtained opt back rights to develop and commercialize avutometinib (a) in the European Union, which option may be exercised through the date we submit a New Drug Application (“NDA”) to the FDA for a product which contains avutometinib as the sole active pharmaceutical ingredient and (b) in Japan and Taiwan, which option may be exercised through the date we receive marketing authorization from the FDA for a product which contains avutometinib as the sole active pharmaceutical ingredient. As consideration for executing either option, Chugai would have to make a payment to us calculated on our development costs to date. Chugai has communicated their intention not to exercise their opt back rights for Japan, Taiwan, or the European Union. Chugai and we have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.

Unless earlier terminated, the Chugai Agreement will expire upon the fulfillment of our royalty obligations to Chugai for the sale of any products containing the avutometinib, which royalty obligations expire on a product-by-product and country-by-country basis, upon the last to occur, in each specific country, of (a) expiration of valid patent claims covering such product or (b) 12 years from the first commercial sale of such product in such country.

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

Pfizer Inc.

On July 11, 2012, we entered into a license agreement (the “Pfizer Agreement”) with Pfizer under which Pfizer granted us worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer’s inhibitors of FAK, including defactinib, for all therapeutic, diagnostic and prophylactic uses in humans. We have the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions. We are solely responsible, at our own expense, for the clinical development of these products, which is to be conducted in accordance with an agreed-upon development plan. We are also responsible for all manufacturing and commercialization activities at our own expense. Pfizer provided us with an initial quantity of clinical supplies of one of the products for an agreed upon price.

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

The most common methods of treating patients with cancer are surgery, radiation, and drug therapy, including chemotherapy, hormone therapy, immunotherapy, and targeted drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. To the extent our product candidates are ultimately used in combination with or as an adjunct to existing drug or other therapies, our product candidates will not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.

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

RAF/MEK inhibition program

There are other companies with approved RAF and/or MEK inhibitors with FDA approval in the market and companies working to develop RAF and/or MEK inhibitor. We believe the following companies have an approved RAF and/or MEK inhibitor:

●	Novartis AG, which has received FDA approval for Taflinar ® (dabrafenib), a RAF inhibitor, in combination with Mekinist ® (trametinib), a MEK inhibitor, for treatment of patients with unresectable or metastatic melanoma with BRAF V600E or V600K mutations, adjuvant treatment for melanoma with BRAF V600E or V600K mutations and involvement of lymph nodes following complete resection, metastatic NSCLC with BRAF V600E or V600K mutations and locally advanced or metastatic anaplastic thyroid cancer with BRAF V600E mutation;
●	Pfizer, through its acquisition of Array BioPharma, Inc, has received FDA approval for Braftovi ® (encorafenib), a RAF inhibitor, in combination with Mektovi ® (binimetinib), a MEK inhibitor, for treatment of patients with unresectable or metastatic melanoma with a BRAF V600E or V600K mutation. In addition, the FDA has granted approval for Braftovi ® (encorafenib) in combination with Erbitux ® (cetuximab), an anti-EGFR antibody for treatment of adult patients with metastatic CRC with a BRAF V600E mutation;
●	Genentech, Inc. a member of the Roche Company, which has received FDA approval for Zelboraf ® (vemurafenib), a RAF inhibitor, in combination with Cotellic ® (cobimetinib), a MEK inhibitor, to treat patients with unresectable or metastatic melanoma with a BRAF V600E or V600K mutation; and
●	AstraZeneca and Merck & Co., Inc. has received FDA approval for Koselugo ® (selumetinib), a MEK inhibitor, for the treatment of pediatric patients two years of age and older with neurofibromatosis type 1 (NF1) who have symptomatic inoperable plexiform neurofibromas.

FAK inhibition program

There is a company, InxMed, developing a FAK small molecule inhibitor program. We believe InxMed is conducting Phase 1 and Phase 2 clinical trials of their product candidate IN10018.

MAPK Pathway Inhibitors

There are two companies with an approved drug with FDA approval targeting the MAPK pathway in the market and companies working to develop therapies to target the MAPK pathway. We believe the following companies, among others, have an approved drug, developed or in the clinical stage of development of compounds targeting the MAPK pathway:

●	Amgen has received FDA approval for LUMAKRAS (sotorasib) for the treatment of adult patients with KRAS G12C locally advanced or metastatic NSCLC, who have received at least one prior systemic therapy. In addition, we believe Amgen, Inc. is conducting Phase 1, Phase 2 and Phase 3 clinical trials of LUMAKRAS (sotorasib) as monotherapy or in combination with other agents;
●	Mirati has received FDA approval for KRAZTI (adagrasib) for treatment of adult patients with KRAS G12C locally advanced or metastatic NSCLC, who have received at least one prior systemic therapy. In addition, we believe Mirati is conducting Phase 2 and Phase 3 clinical trials of KRAZTI (adagrasib) as monotherapy or in combination with other agents;
●	Revolution Medicines, Inc., which we believe is conducting Phase 2 clinical trial of RMC-4630 in collaboration with Sanofi and Phase 1 clinical trials of RMC-5552, RMC-6236, and RMC-6291;
●	SpringWorks Therapeutics, Inc., which we believe is conducting Phase 1 and Phase 2 clinical trials of mirdametinib;

●	Recursion Pharmaceuticals, Inc., which we believe is conducting Phase 2 and Phase 1 clinical trials of REC-4881;
●	Fochon Pharmaceutical Ltd. which we believe is conducting Phase 2 and Phase 1 clinical trials of FCN-159;
●	Eisai Co., Ltd., which we believe is conducting Phase 1 clinical trials of E-6201;
●	Binjang Pharma, Inc. which we believe is conducting Phase 2 and Phase 1 clinical trials of HL-085;
●	Jiangsu Hengrui Medicine Co., Ltd., which we believe is conducting Phase 1 clinical trials of SHR-7390;
●	Mapkure, LLC, together with BeiGene Ltd. and SpringWorks Therapeutics, Inc., which we believe is conducting a Phase 2 clinical trial of BGB-3245;
●	BeiGene Ltd., which we believe is conducting Phase 2 clinical trials of lifrafenib;
●	Fore Biotherapeutics, Inc., which we believe is conducting a Phase 2 clinical trial of FORE-8394 (previously PLX-8394);
●	Day One Biopharmaceuticals, Inc., which we believe is conducting Phase 2 and Phase 1 clinical trials of DAY-101 (tovorafenib);
●	Erasca, Inc. which we believe is conducting Phase 1 and Phase 2 clinical trials of naporafenib (ERAS-254) and ERAS-007, and Phase 1 clinical trials of ERAS-601;
●	Genentech Inc., which we believe is conducting a Phase 1 clinical trial of belvarafenib;
●	Relay Therapeutics, Inc., which we believe is conducting Phase 1 clinical trials of RLY-1971;
●	Kinnate Biopharma, Inc., which we believe is conducting Phase 1 clinical trials of exarafenib (KIN-2787);
●	Boehringer Ingelheim, which we believe is conducting Phase 1 clinical trials of BI 1701963 and BI 3011441; and
●	Moderna, Inc., which we believe is conducting a Phase 1 clinical trial of mRNA-5671.

Oncology

In addition to companies that have inhibitors addressing our targets of interest, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive, with over 1,000 molecules currently in clinical development.

MANUFACTURING

We contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials, and we intend to continue to do so in the future. We currently work with one contract manufacturing organization (“CMO”) for the manufacture of avutometinib drug product, one CMO for the production of avutometinib drug substance, and one CMO for avutometinib drug packaging/labeling. For defactinib, we currently have one CMO for the manufacture of drug product, one CMO for the production of drug substance, and one CMO for drug packaging /labeling. We have development agreements in place with these CMOs and we obtain drug substance, drug product and packaging/labeling services from these CMOs on a purchase order basis. We may elect to pursue relationships with other CMOs for manufacturing of drug product, drug substance, and packaging/labeling for later-stage clinical trials, commercialization or for risk management. We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our CMOs.

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

United States drug approval process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations and applicable requirements for the humane use of laboratory animals or other applicable requirements;
●	submission to the FDA of an investigational new drug (“IND”) application, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCP”) and other clinical-trial related regulations to establish the safety and efficacy of the proposed drug for each indication;
●	submission to the FDA of an NDA and payment of user fees for FDA review of NDA;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices

(“cGMP”) requirements and to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, scheduled in 2023 to exceed $3.2 million, and the sponsor of an approved NDA is also subject to annual program fees, based on the number of approved products. These fees are typically adjusted annually. User fee statutory authority expires every five years. The Prescription Drug User Fee Act was re-authorized for an additional five years in 2022 until 2027. Fee waivers are available in certain circumstances, including a waiver of the application fee for an orphan drug application.

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

Under the Pediatric Research Equity Act of 2003, as amended and reauthorized by the Food and Drug Administration Amendments Act of 2007 (“FDAAA”), an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

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

Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of one or more Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. The Food and Drug Omnibus Reform Act of 2022 (“FDORA”) signed by President Biden on December 29, 2022 as part of the Consolidated Appropriations Act, 2023 (H.R. 2617) includes numerous reforms to the accelerated approval process for drugs and biologics and enables FDA to require, as appropriate, that a post-approval study be underway prior to granting accelerated approval. FDORA also expands the expedited withdrawal procedures available to FDA to allow the agency to use expedited procedures if a sponsor fails to conduct any required post-approval study of the product with due diligence.” FDORA also adds the failure of a sponsor of a product approved under accelerated approval to conduct with due diligence any required post-approval study with respect to such product or to submit timely reports with respect to such product to the list of prohibited acts in the Food, Drug, and Cosmetic Act. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Orphan drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. The FDA has historically taken the position that the scope of orphan exclusivity aligns with the approved indication or use of a product, rather than the disease or condition for which the product received orphan designation. However, on September 30, 2021, the U.S. Court of Appeals for the 11th Circuit issued a decision in Catalyst Pharms., Inc. v. Becerra holding that the scope of orphan drug exclusivity must align with the disease or condition for which the product received orphan designation, even if the product’s approval was for a narrower use or indication. It remains to be seen how this decision affects orphan drug exclusivity going forward. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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

The FDA’s Office of Combination Products (“OCP”) determines which center will have primary jurisdiction for the combination product based on the combination product’s “primary mode of action.” A mode of action is the means by which a product achieves an intended therapeutic effect or action. The primary mode of action is the mode of action that provides the most important therapeutic action of the combination product, or the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product.

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

Additional provisions

Physician drug samples

As part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. The Prescription Drug Marketing Act (“PDMA”) imposes requirements and limitations upon the provision of drug samples to physicians, as well as prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage, handling and record keeping. In addition, the PDMA sets forth civil and criminal penalties for violations.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. We may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may not be considered medically necessary or cost-effective. Even if covered, third party payors may seek to control utilization of our products through various managed care mechanisms (e.g., requiring a prescriber to obtain prior authorization from a health plan before the product will be covered by the health plan or establishing patient copays and deductibles that encourage use of other products over our products). A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the drug product, or will provide coverage at an adequate reimbursement rate.

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

Medicare is a federal program that is administered by the federal government that covers individuals aged 65 and over as well as those with certain disabilities. Oral drugs may be covered under Medicare Part D. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Under the Medicare Coverage Gap Discount Program, manufacturers with marketed brand name drugs are currently required to provide a 70% discount on the negotiated price for brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (“FSS”). FSS participation is required for a drug product to be covered and reimbursed by certain federal agencies and for coverage under Medicaid, Medicare Part B and the Public Health Service (PHS) pharmaceutical pricing program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than the rate of inflation.

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

The marketability of products for which we may receive regulatory approval for commercial sale may suffer if the government and private third-party payors fail to provide adequate coverage and reimbursement, seek to control utilization, or create pressure to provide price concessions, coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. Even if favorable coverage and reimbursement status is attained for a product, less favorable coverage policies and reimbursement rates may be implemented in the future.

New legislation and regulations

From time to time, legislation is drafted, introduced and passed in the United States Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of pharmaceutical products. For example, in December 2016, Congress enacted and President Obama signed into law the 21st Century Cures Act that amends a number of sections of the FDCA. Additionally, in December 2022, President Biden signed into law the Consolidated Appropriations Act, 2023 (H.R. 2617) that contains important reforms relevant to the FDA, including the Food and Drug Omnibus Reform Act of 2022 (“FDORA”) and the Prepare for and Respond to Existing Viruses, Emerging New Threats, and Pandemics Act (the “PREVENT Pandemics Act”). In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations changed or what the effect of such changes, if any, may be.

In the United States, federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, healthcare, which include initiatives to reduce the cost of healthcare generally and drugs specifically. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Healthcare Reform Act, which expanded healthcare coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs as well as the imposition of annual fees on manufacturers of branded pharmaceuticals. There have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain mandated health insurance coverage beginning in 2019. The Healthcare Reform Act has also been subject to judicial challenge. In 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Healthcare Reform Act brought by several states without specifically ruling on the constitutionality of the Healthcare Reform Act.

Beyond the Healthcare Reform Act, there have been ongoing health care reform efforts. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Other reform efforts affect pricing or payment for drug products. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, in 2022, the Inflation Reduction Act (IRA) of 2022 contains numerous drug pricing and payment reforms. Among other provisions, the IRA imposes a yearly cap ($2,000 in 2025) on out-of-pocket prescription drug costs in Medicare Part D, implements a new Medicare Part D manufacturer discount drug program in 2025; requires manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation and, starting in 2026, creates a drug price negotiation program under which the prices for certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be limited by a cap that is defined by reference to, among other things, a specified non-federal average manufacturer price.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2032.

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

As of December 31, 2022, we had 57 full-time equivalent employees, including a total of nine employees with M.D. or Ph.D. degrees, and four part-time employees. Of the full-time equivalent employees, 31 employees are engaged in research and development activities. We consider the intellectual capital of our employees to be an essential driver of our business and key to our success.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

BUSINESS—EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers as of February 28, 2023.

Name	Age	Position
Executive Officers:
Brian Stuglik	63	Chief Executive Officer
Daniel Paterson	61	President, Chief Operating Officer
Significant Employees:
Daniel Calkins	35	Vice President, Finance

Brian Stuglik, age 63, has served as our Chief Executive Officer since July 2019 and as a member of our Board of Directors since September 2017. Mr. Stuglik founded Proventus Health Solutions in January 2016 and has over three decades of experience in U.S. and international pharmaceutical development, product strategy, and commercialization. Prior to founding Proventus Health Solutions, Mr. Stuglik served as the Vice President and Chief Marketing Officer for the oncology division of Eli Lilly and Company, from 2009 to December 2015. Mr. Stuglik received a Bachelor of Science in Pharmacy from Purdue University and holds memberships in the American Society of Clinical Oncology, the American Association of Cancer Research, and the International Association for the Study of Lung Cancer.

Daniel Paterson, age 61, has served as our President since June 2019 in addition to serving as our Chief Operating Officer since December 2014, our Chief Business Officer from July 2013 to December 2014 and as our Vice President, Head of Corporate Development and Diagnostics from March 2012 until July 2013. Prior to joining us in March 2012, Mr. Paterson was a consultant in 2011. From 2009 through 2010, Mr. Paterson was the Chief Operating Officer of On-Q-ity. Mr. Paterson was the President and Chief Executive Officer of The DNA Repair Company from 2006 until 2009, when it was acquired by On-Q-ity. Previously, he held senior level positions at IMS Health, CareTools, OnCare, and Axion. Mr. Paterson holds a B.A. in Biology from Boston University, and attended the Northeastern University Graduate Pharmacology program.

Daniel Calkins, age 35, has served as our Vice President, Finance since September 2022 in addition to serving as our Corporate Controller since March 2020, our Assistant Controller from May 2019 to March 2020, and our Associate Director, SEC Reporting and Technical Accounting from December 2018 to May 2019. Prior to joining us in December 2018, Mr. Calkins held various positions of increasing responsibility at CFGI from May 2013 to December 2018. Prior to CFGI, Mr. Calkins began his career at PwC LLP in the assurance practice. Mr. Calkins holds a B.S. in Accounting from Bryant University and M.S. in Accounting from Northeastern University.

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

Summary of Risk Factors

●	The approval of our product candidates as single agents or part of a combination therapy for the treatment of certain cancers may be more costly than our prior clinical trials, may take longer to achieve regulatory approval, may be associated with new, more severe or serious and unanticipated adverse events, and may have a smaller market opportunity.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize such candidates, and our ability to generate revenue will be materially impaired.
●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	If serious adverse or unexpected side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	Our approach to the treatment of cancer through cell death, inhibition of tumor growth, and the disruption of the tumor microenvironment is relatively unproven, and we do not know whether we will be able to develop any products of significant commercial value.
●	We may need additional funding. If we are unable to raise capital if needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts, including for avutometinib.
●	Raising additional capital or entering into certain licensing arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.
●	Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to obtain marketing approval for or successfully commercialize any of our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has, and may in the future, adversely affect our business.
●	We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.
●	We rely in part on third parties to conduct our clinical trials and preclinical testing, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for and commercialize any of our other product candidates.
●	We rely on third parties to conduct investigator sponsored clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We contract with third parties for the manufacture of our product candidates and for compound formulation research, and these third parties may not perform satisfactorily.
●	We may not be successful in obtaining necessary rights to compounds and product candidates for our development pipeline through acquisitions and in-licenses.
●	If we are unable to obtain and maintain patent protection for our products, or if our licensors are unable to obtain and maintain patent protection for the products that we license from them, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
●	We depend on Secura for the achievement and payment of the contingent consideration under the asset purchase agreement between us and Secura pursuant to which we sold the COPIKTRA assets to Secura. If Secura is unsuccessful in developing and commercializing COPIKTRA, we may not receive such payments or otherwise capitalize on the market potential of COPIKTRA.
●	Our ability to receive future contingent consideration, including milestone payments and royalties, from the sale of our rights, title, and interest in COPIKTRA to Secura may be adversely affected by lower than expected COPIKTRA sales and Secura’s ability to achieve other developmental and regulatory milestones.
●	We have incurred significant losses since our inception. We may incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our common stock may be at risk for delisting from the Nasdaq Global Market in the future. Delisting could adversely affect the liquidity of our common stock, the market price of our common stock could decrease, and other unfavorable impacts.

Risk Factors

Risks Related to the Development of Our Product Candidates.

We may not be successful in obtaining necessary rights to compounds and product candidates for our development pipeline through acquisitions and in-licenses.

We may seek to acquire new compounds and product candidates from other pharmaceutical and biotechnology companies, academic scientists and other researchers, such as our exclusive in-license from Pfizer, and Chugai to research, develop, commercialize, and manufacture products in oncology indications containing defactinib and avutometinib, respectively. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, and sales resources, may compete with us for the license or acquisition of product candidates and approved products. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We also may be unable to license or acquire the relevant compound or product candidate on terms that would allow us to make an appropriate return on our investment. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including manufacturing, pre-clinical testing, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development.

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

Research on the use of small molecules to cause cell death, inhibition of tumor growth, and disruption of the tumor microenvironment is an emerging field and, consequently, there is still uncertainty about whether defactinib and avutometinib are effective in improving outcomes for patients with cancer.

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

Avutometinib and defactinib are being administered and studied in our Phase 1 and Phase 2 clinical trials, and the development program continues to progress. For both avutometinib and defactinib, the toxicities reported to date have been predictable and manageable.

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

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities, our financial condition and our results of operations. For example, United States residents and businesses in major urban centers have been hit especially hard by the global spread of COVID-19, which has resulted in certain disruptions to our business and may in the future result in additional disruptions to our business. Examples of both include:

●	Shortages of personnel at clinical trial sites and delay in startup activities. Shortages in personnel in clinics and hospitals have cause some United States sites to institute limits on new clinical trials which could impact our ability to open new sites for our clinical trials. Clinics in Europe and United States continue to have delays in startup activities due to the ongoing pandemic and the increase in COVID-19 variant infections. In addition, participant dosing, study monitoring and data analysis may be paused or delayed due to changes in hospital or academic institution policies, federal, state, or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the COVID-19 pandemic.
●	Accessibility limitations on our contract research organizations (“CROs”). The ability of principal investigators and site staff to perform their functions, who, as healthcare providers, may have heightened exposure to COVID-19, could be disrupted and cause elongation or de-prioritization of our clinical trials, increase the costs related to such development, and materially adversely impact our clinical trial operations.
●	Capital markets volatility. Equity and debt markets have experienced significant volatility since the spread of COVID-19 into the United States, which makes it more difficult to raise capital at a reasonable valuation or at all.
●	Limitations on third-party manufacturers and distributors. We currently utilize third parties to, among other things, supply raw materials, produce drug substance, drug product, and drug packaging. Some of our third party manufacturers and distributors may in the future be limited and, at times, precluded from delivering us raw materials, drug substance, drug product, and drug packaging on a timely basis, for a variety of reasons, including without limitation to an evolving understanding of how international, federal, and/or state authorities define “essential business”, their inability to remain open due to lost business in other parts of their portfolios, or because of international, federal, and/or state prioritization orders requiring our manufacturers to produce for and our distributors to distribute to governmental entities, competitors and/or other companies before they produce for us.
●	Health risks for our employees. The health and wellbeing of our employees, including the employees of our third parties is at risk – if a significant number of our personnel were to be diagnosed with COVID-19, placed in quarantine due to potential exposure to COVID-19, or need to care for family members diagnosed with COVID-19, it may result in significant business disruption.
●	Work-from-home limitations. We have adopted a hybrid work program allowing our employees the option to primarily work from home, which could impact our ability to effectively plan, execute, communicate, and maintain our corporate culture. The remote working environment could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.
●	Regulatory disruption. There may be interruptions or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines.
●	Business interruptions or disruptions. There may be interruptions or disruptions that directly or indirectly adversely affect our or our current or potential collaboration partners’ organizations, which may delay or disrupt our business plans or impact a collaboration partner’s ability to fully perform under our agreements with them.

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

On September 30, 2020, we completed the disposition of our rights, title, and interest in and to COPIKTRA to Secura. Under the terms of the asset purchase agreement with Secura, we are entitled to contingent consideration, including milestone payments and royalties, dependent upon the further development and commercial success of COPIKTRA. Accordingly, our ability to receive the contingent consideration will depend on Secura’s ability to successfully develop and commercialize COPIKTRA.

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

Our ability to receive future contingent consideration, including milestone payments and royalties, from the sale of our rights, title, and interest in COPIKTRA to Secura may be adversely affected by lower than expected COPIKTRA sales and Secura’s ability to achieve other developmental and regulatory milestones.

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

Our license agreements with Pfizer for defactinib and Chugai for avutometinib may fail to further our business strategy as anticipated or to achieve anticipated benefits and success. We may make or have made assumptions relating to the impact of the acquisition of defactinib and avutometinib on our financial results relating to numerous matters, including:

●	the cost of development and commercialization of defactinib and avutometinib; and
●	other financial and strategic risks related to the license agreements with Pfizer and Chugai.

Further, we may incur higher than expected operating and transaction costs, and we may encounter general economic and business conditions that adversely affect us relating to our license agreements with Pfizer and Chugai. If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the benefits from our license agreements with Pfizer for defactinib and Chugai for avutometinib may not be realized or be of the magnitude expected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We may incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. As of December 31, 2022, we had an accumulated deficit of $737.5 million. To date, we have generated minimal product revenues and have financed our operations primarily through public and private offerings of our common stock and preferred stock, sales of our common stock pursuant to our at-the-market equity offering programs, our loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”), our loan and security agreement, as amended, with Hercules Capital Inc. (“Hercules”), the issuance of our 5.00% Convertible Senior Notes due 2048 (“2018 Notes”), upfront payments under our license and collaboration agreements with Yakult, CSPC, and Sanofi, and the upfront payment under the Secura APA. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and may incur operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue our ongoing clinical trials with our product candidates, including with defactinib and avutometinib;
●	initiate additional clinical trials for our product candidates;
●	maintain, expand, and protect our intellectual property portfolio;
●	acquire or in-license other products and technologies;
●	hire additional clinical, development, and scientific personnel; and
●	establish and maintain a sales, marketing and distribution infrastructure to commercialize any products for which we obtain marketing approval.

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

We may need additional funding. If we are unable to raise capital if needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, including for avutometinib.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of our product candidates. We expect our existing cash resources at December 31, 2022 will be sufficient to fund our current operating plan and capital expenditure requirements through at least next twelve months from the issuance date of these financial statements. This estimate does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”), took control and was appointed receiver of Silicon Valley Bank (“SVB”). On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC announced that all depositors of SVB will be fully protected and have access to all their money starting March 13, 2023. As of March 13, 2023, we had approximately $2 million on deposit at SVB. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

Unfavorable macroeconomic conditions and other adverse macroeconomic factors have resulted, among other matters, in tightening in the debt and equity markets, and high levels of inflation. For example, tightening of the equity markets, makes it more difficult to raise capital at a reasonable valuation or at all. In addition, the U.S. Bureau of Labor Statistics has reported for the period from June 2021 to June 2022, the Consumer Price Index for All Urban Consumers rose 9.1 percent, which is the largest increase since the 12 month period ended November 1981. The U.S. Bureau of Labor Statistics reported for the period from December 2021 to December 2022, the Consumer Price Index for All Urban Consumers increased 6.5 percent. If the inflationary pressure continues for a prolonged period, it may continue to result in increased costs of labor, cost of clinical trials, and costs of manufacturing which could adversely affect our results of operations.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2022, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $436.6 million and $203.3 million, respectively. As of December 31, 2022, we also had federal and state tax credits of $5.6 million and $1.9 million, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2042, except for $240.9 million of federal NOL carryforwards which may be carried forward indefinitely. Sections 382 and 383 of the Internal Revenue Code and similar provisions under state law limits the annual use of NOL carry-forwards and tax credit carryforwards, respectively, following an ownership change pursuant to section 382 of the Internal Revenue Code and similar state provisions. In general, an ownership change occurs for purposes of Section 382 if there are certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

Based on our analysis under Section 382, we believe that our federal NOL carryforwards, state NOL carryforwards, research and development credits, and orphan drug credits are limited by Section 382 and similar provisions under state law as of December 31, 2022. The portion of federal NOL carryforwards, state NOL carryforwards, research and development credits, and orphan drug credits that were determined to be limited by Section 382 and similar provisions under state law have been written off as of December 31, 2022. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. We may not be able to use some or all of our NOL and tax credit carryforwards, even if we attain profitability.

Risks Related to Our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

In March 2022, we entered into a Loan Agreement with Oxford, as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (“OFCF III” and together with Oxford, the “Lenders”), pursuant to which the Lenders have agreed to lend us up to an aggregate principal amount of $150.0 million in a series of term loans (the “Term Loans”). As of December 31, 2022, there was $25.0 million outstanding under the Loan Agreement. In connection with the Loan Agreement, we granted Oxford a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property.

This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have other important negative consequences, including we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Failure to satisfy our current and future debt obligations under the Loan Agreement or breaching any covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or grant to others the rights to develop and market our product candidates that we would otherwise prefer to develop and market internally. Oxford could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the term loans for its benefit, which collateral includes substantially all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory agencies require us to comply with standards, commonly referred to as Good Clinical Practices (“GCP”) for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

We rely on third parties to conduct investigator-sponsored clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.

We rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

Tensions between the Ukraine and Russia have escalated in recent months, culminating in Russia's recent invasion of the Ukraine. While we do not currently have clinical trials in Ukraine or Russia, we have clinical trial sites in Europe. We also source clinical supply for our product candidates from third party contract manufacturing organizations in Europe. Furthermore, Secura’s sublicensee, Sanofi, has exclusive rights to develop and commercialize products containing duvelisib in Russia, the Commonwealth of Independent States (“CIS”) including Ukraine, Turkey, the Middle East and Africa (collectively the “Sanofi Territory”) for which we are entitled to receive future milestones and royalties pursuant to the Secura APA. The invasion of Ukraine and the retaliatory measures taken or that may be taken by the United States, North Atlantic Treaty Organization (“NATO”) and others create global security concerns, including the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain, adversely affect our ability to conduct ongoing and future clinical trials of our product candidates, and the recognition of future milestones and royalties pursuant to the Secura APA in the Sanofi Territory.

Risks Related to Our Intellectual Property

If we fail to comply with our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements with third parties, including Pfizer and Chugai, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance, and other obligations on us. For example, under our license agreements with Pfizer and Chugai, we are required to use diligent or commercially reasonable efforts to develop and commercialize licensed products under the agreement and to satisfy other specified obligations. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or to convert the exclusive licenses to non-exclusive licenses, which could materially adversely affect the value of the product candidate being developed under these license agreements. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, which may not be possible. If Pfizer were to terminate its license agreement with us for any reason, we would lose our rights to defactinib. If Chugai were to terminate its license agreement with us for any reason, we could lose our rights to avutometinib.

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

We received orphan drug designation in the United States and European Union for the use of defactinib in ovarian cancer, and in the United States, the European Union, and Australia for the use of defactinib in mesothelioma. Orphan drug exclusivity grants seven years of marketing exclusivity under the Federal Food, Drug and Cosmetic Act (“FDCA”), up to ten years of marketing exclusivity in Europe, and five years of marketing exclusivity in Australia. Other companies have received orphan drug designations for compounds other than defactinib for the same indications for which we may have received orphan drug designation in corresponding territories. While orphan drug exclusivity for defactinib provides market exclusivity against the same active ingredient for the same indication, we would not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe on the basis of orphan drug exclusivity. Furthermore, the marketing exclusivity in Europe can be reduced from ten years to six years if the orphan designation criteria are no longer met or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which the FDA may approve a competing product for the same indication during the seven-year period of marketing exclusivity, such as if the later product is the same compound as our product but is shown to be clinically superior to our product, or if the later product is a different drug than our product candidate. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or of another compound for the same use as the orphan drug. A decision in 2021 by the U.S. Court of Appeals for the Eleventh Circuit in Catalyst Pharmaceuticals, Inc. vs. Becerra regarding interpretation of the Orphan Drug Act’s exclusivity provisions as applied to drugs and biologics approved for orphan indications narrower than the product’s orphan designation has the potential to significantly broaden the scope of orphan exclusivity for such products. FDA announced on January 24, 2023 that despite the Catalyst decision, it will continue to apply its longstanding regulations, which tie the scope of orphan exclusivity to the uses or indications for which the drug is approved, rather than to the designation. FDA’s application of its orphan drug regulations post-Catalyst could be the subject of future legislation or to further challenges in court, which could impact our ability to obtain or seek to work around orphan exclusivity, and might affect our ability to retain orphan exclusivity that the FDA previously has recognized for our products.

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

Our business operations, including our relationships with healthcare providers, third-party payors, and patients, will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, including physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, third-party payors, patients and other parties within the healthcare industry may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare and regulatory laws and regulations within the United States include the following:

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
●	the federal False Claims Act (“FCA”), which imposes criminal and civil penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government and actions under the FCA may be brought by private whistleblowers as well as the government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the FCA;
●	the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary's selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also establishes requirements related to the privacy, security, and transmission of individually identifiable health information which apply to many healthcare providers, physicians, and third-party payors with whom we interact;
●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act, or EKRA, which prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities, and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;
●	the FDCA, which, among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs;
●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the so-called federal "sunshine law" or Open Payments which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to teaching hospitals, physicians, and other healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, and state laws which regulate interactions between pharmaceutical companies and healthcare providers, require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, require pharmaceutical companies to report information on transfers of value to other healthcare providers, marketing expenditures or pricing information and/or require licensing of sales representatives. State laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Similar healthcare and data privacy laws and regulations exist in the European Union and other foreign jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information. For example, in May 2018, a new privacy regime, the General Data Protection Regulation (“GDPR”), took effect enhancing our obligations with respect to operations in the European Economic Area (“EEA”), and increasing the scrutiny applied to transfers of personal data from the EEA (including health data from our clinical sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. The compliance obligations imposed by the GDPR have required us to revise our operations and increased our cost of doing business. In addition, the GDPR imposes substantial fines for breaches of data protection requirements, and it confers a private right of action on data subjects for breaches of data protection requirements. In connection with the separation from the European Union, the United Kingdom adopted similar legislation.

The number and complexity of both federal and state laws continues to increase; the laws contain ambiguous requirements or require administrative guidance for implementation; government interpretations of the laws continue to evolve; and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Governmental authorities may potentially conclude that our business practices, including arrangements we may have with physicians and other healthcare providers, or patient assistance programs, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

The U.S. healthcare industry generally and U.S. government healthcare programs in particular are highly regulated and subject to frequent and substantial changes. The U.S. government and individual states have been aggressively pursuing healthcare reform. For example, the Healthcare Reform Act, enacted in March 2010, was intended to broaden access to health insurance through a Medicaid expansion and the implementation of the individual mandate for health insurance coverage, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. The law, for example, increased drug rebates under state Medicaid programs for brand name prescription drugs and extended those rebates to Medicaid managed care and assessed a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid.

There have been ongoing efforts to modify or repeal certain provisions of the Healthcare Reform Act For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain mandated health insurance coverage beginning in 2019. The Healthcare Reform Act has also been subject to judicial challenge. In 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Healthcare Reform Act brought by several states without specifically ruling on the constitutionality of the Healthcare Reform Act.

Beyond the Healthcare Reform Act, there have been ongoing health care reform efforts, some of which affect pricing or payment for drug products. For example, legislation enacted in 2018 increased the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70% starting in 2019. The Biden Administration has focused on increasing access to health care coverage as well as drug pricing and payment reform. As an example, legislation enacted in 2021 eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. As another example, in 2022, the Inflation Reduction Act (IRA) of 2022 contains numerous drug pricing and payment reforms. Among other provisions, the IRA imposes a yearly cap ($2,000 in 2025) on out-of-pocket prescription drug costs in Medicare Part D, implements a new Medicare Part D manufacturer discount drug program in 2025; requires manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation and, starting in 2026, creates a drug price negotiation program under which the prices for certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be limited by a cap that is defined by reference to, among other things, a specified non-federal average manufacturer price. We continue to evaluate federal and state health care reform efforts and the effect that such efforts may have on our business. Healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products and product candidates.

In addition, other broader legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ commercial success. For example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2031 (except May 1, 2020 to March 31, 2022) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

We are highly dependent on Brian Stuglik, Chief Executive Officer and Daniel Paterson, our President and Chief Operating Officer. Although we have formal employment agreements with Brian Stuglik and Daniel Paterson, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

Despite our effort to implement security measures, our internal computer systems, and those of our contract research organizations and other third parties, including software providers, on which we rely, are vulnerable to damage from computer viruses, ransomware, unauthorized access, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. Cybersecurity breaches may be the result of negligent or unauthorized activity by our employees and contractors, as well as by third parties who use cyberattack techniques involving malware, ransomware, hacking and phishing, among others. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our key business processes and clinical development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could be exposed to liability, which could have a material adverse effect on our operating results and financial condition, affect our reputation, undermine market and commercial confidence, erode goodwill, and possibly delay the further development and commercialization of our product candidates.

Risks Related to Our Capital Stock

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

Our stock price has been volatile. Since January 27, 2012, when we became a public company, the price for one share of our common stock has reached a high of $18.82 and a low of $0.30 through December 31, 2022. We cannot predict whether the price of our common stock will rise or fall. The market price for our common stock may be influenced by many factors, including:

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

Our common stock may be at risk for delisting from the Nasdaq Global Market in the future. Delisting could adversely affect the liquidity of our common stock, the market price of our common stock could decrease, and other unfavorable impacts.

Our common stock is currently listed on the Nasdaq Global Market. The Nasdaq Stock Market LLC (“Nasdaq”) has minimum requirements that a company must meet in order to remain listed on the Nasdaq Global Market, including a requirement that we maintain a minimum closing bid price of $1.00 per share. On November 4, 2022 we received a letter from the listing qualifications department (the “Staff”) of Nasdaq notifying us that for the last 30 consecutive business days the bid price of our common stock had closed below $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided a period of 180 calendar days, or until May 3, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the common stock closes at $1.00 or more for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that it has regained compliance with the Bid Price Requirement.

If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of its publicly held shares and all other initial listing standards for The Nasdaq Global Market, with the exception of the Bid Price Requirement, and will need to provide written notice of our intention to cure the deficiency during the second 180 calendar day compliance period, by effecting a reverse stock split, if necessary.

If we do not regain compliance with the Bid Price Requirement by the Compliance Date and are not eligible for an additional compliance period at that time, or the Staff concludes that we will not be able to cure the deficiency during the additional compliance period, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq hearings panel. However, there can be no assurance that, if we receive a delisting notice and appeals the delisting determination by the listing qualifications department of Nasdaq to the Nasdaq hearings panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Bid Price Requirement.

The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by our current or prospective third-party providers and collaboration partners, the loss of institutional investor interest, the triggering of a default under the Loan Agreement with Oxford, which in turn could cause our borrowings to become immediately due, and fewer licensing and partnering opportunities.

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

We can issue and have issued shares of preferred stock, which may adversely affect the rights of holders of our common stock.

We have in the past issued, and we may at any time in the future issue, shares of preferred stock, and as of February 28, 2023 we have 1,000,000 shares of our Series A convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”) and 1,200,000 shares of our Series B convertible preferred stock, par value $0.0001 per share (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”) outstanding. Our amended and restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, our Series B Preferred Stock ranks senior to our common stock, and the holders of our Series B Preferred Stock are entitled to a liquidation preference of $1.00 per share of Series B Preferred Stock in the event of our liquidation, dissolution or winding up, which could limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation. Additionally, holders of our Preferred Stock are entitled to receive, on an as converted basis, dividends and consideration in the event of certain transactions equivalent to the dividends and consideration received by the holders of our common stock, which would make paying dividends and engaging in certain transactions more expensive. We also may not make any changes to our amended and restated certificate of incorporation that would limit the rights of the holders of our either series of our preferred stock without the affirmative vote of a majority of such series of preferred stock, which may make it more difficult to take certain corporate actions in the future.

Our stockholders will experience substantial dilution if shares of our Series B Preferred Stock are converted into common stock.

As of February 28, 2023, there were 1,200,000 shares of our Series B Preferred Stock outstanding, which are convertible without payment of additional consideration into 50,838,840 shares of our common stock, subject to certain ownership limitations. The conversion of the outstanding shares of our Series B Preferred Stock into common stock would be substantially dilutive to existing stockholders. Any dilatation or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.

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

HOLDERS

As of February 28, 2023 there were 7 holders of record of our common stock and the closing price of our common stock on The Nasdaq Global Market as of that date was $0.52. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

DIVIDENDS

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information required by this Item 5 of Form 10-K regarding equity compensation plans will be included in our 2023 Proxy Statement and is incorporated herein by reference.

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2017 through December 31, 2022. The comparison assumes $100 was invested after the market closed on December 31, 2017 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Verastem, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$250
$200
$150
$100
$50
$0
43100
43465
43830
44196
44561
44925
Verastem, Inc.
NASDAQ Composite
NASDAQ Biotechnology

Cumulative Total Return Comparison

	December 31,
	2017	2018	2019	2020	2021	2022
Verastem, Inc.	100.00	109.45	43.65	69.38	66.78	13.11
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
NASDAQ Biotechnology	100.00	91.14	114.03	144.15	144.18	129.59

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

OVERVIEW

We are a late-stage development biopharmaceutical company, with an ongoing registration directed trial, committed to advancing new medicines for patients battling cancer. Our pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

Our most advanced product candidates, avutometinib (VS-6766) and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, but not limited to low-grade serous ovarian cancer (“LGSOC”), non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), pancreatic cancer, and melanoma. We believe that avutometinib may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

On August 10, 2020, we and Secura Bio, Inc. (“Secura”) signed an Asset Purchase Agreement (“Secura APA”) and on September 30, 2020, the transaction closed. Pursuant to the Secura APA, we sold our exclusive worldwide license for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib. Refer to Note 13. License, collaboration and commercial agreements in our consolidated financial statements located in this Annual Report on Form 10-K for a detailed description of the terms and conditions of the Secura APA. With the transition of the duvelisib program to Secura, we are focusing our efforts on our lead product candidates, avutometinib and defactinib.

Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA through our ownership period ending in September 2020. We have financed our operations to date primarily through public offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules Capital, Inc. (“Hercules”) in March 2017, as amended, the upfront payments and milestone payments under our license and collaboration agreements with Sanofi, CSPC Pharmaceutical Group Limited (“CSPC”), and Yakult Honsha Co., Ltd. (“Yakult”), the upfront payment and milestone payments received under the Secura APA, the issuance of the 2018 Notes (defined herein) in October 2018, the proceeds in connection with the private investment in public equity (the “PIPE”), and our loan and security agreement executed with Oxford Finance LLC (“Oxford”) in March 2022. Additionally, from our U.S. commercial launch of COPIKTRA on September 24, 2018, through our ownership period ending in September 2020, we financed a portion of our operations through product revenue.

As of December 31, 2022, we had an accumulated deficit of $737.5 million. Our net loss was $73.8 million, $71.2 million, and $67.7 million, for the years ended December 31, 2022, 2021, and 2020, respectively. We expect to incur significant expenses and may continue to incur operating losses for the foreseeable future as a result of the continued research and development of avutometinib and defactinib. As of December 31, 2022, we had cash, cash equivalents, and investments of $87.9 million. We expect our existing cash resources, $30.0 million gross proceeds from our Series B Preferred Stock issuance in January 2023, and expected $15.0 million debt drawdown through our loan and security agreement with Oxford expected in March 2023 will be sufficient to fund our planned operations through at least 12 months from the date of issuance of these consolidated financial statements. See Note

16. Subsequent events located in this Annual Report on Form 10-K for further discussion of the Series B Preferred Stock issuance.

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

License and collaboration revenue to date has been generated through our license and collaboration agreements for the development and commercialization of duvelisib with Sanofi in the Sanofi Territory, CSPC in China, and Yakult in Japan. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) the manufacture of finished drug product, active pharmaceutical ingredient (“API”), or development materials for a partner, which are reimbursed at a contractually determined rate. Payments to us may include (i) up‑front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API or development materials, (iv) payments based upon the achievement of certain milestones, and (v) royalties on product sales.

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

Costs of sales - product

Cost of sales - product consisted of costs of COPIKTRA on which product revenue was recognized, royalties owed to Healthcare Royalty Partners (“HCR”) and Infinity we incurred as a result of such sales of COPIKTRA, and certain period costs. Certain of the costs of COPIKTRA units recognized as revenue during 2020 were expensed prior to the September 2018 FDA marketing approval and, therefore, are not included in cost of sales during 2020. There were no cost of sales – product in 2022 and 2021.

Costs of sales - sale of COPIKTRA license and related assets

Cost of sales - sale of COPIKTRA license and related assets represent assets delivered to Secura as part of the sale pursuant to the Secura APA. This included our intangible assets, certain duvelisib inventory, net duvelisib contract prepaid balances, and manufacturing equipment. There were no cost of sales –sale of COPIKTRA license and related assets in 2022 and 2021.

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including the development of our product candidates. Research and development expenses include product/ product candidate and/or project-specific costs, as well as unallocated costs. We allocate the expenses related to external research and development services, such as contract research organizations (“CROs”), clinical sites, manufacturing organizations and consultants, by project and/or product candidate. We use our employee and infrastructure resources in a cross-functional manner across multiple research and development projects. Our project costing methodology does not allocate personnel, infrastructure and other indirect costs to specific clinical programs or projects.

Product/ product candidate/ project specific costs include:

●	direct third-party costs, which include expenses incurred under agreements with CROs, the cost of consultants who assist with the development of our product candidates on a program-specific basis, clinical site costs, and any other third-party expenses directly attributable to the development of the product candidates;
●	costs related to contract manufacturing operations including manufacturing costs in connection with producing product candidates for use in conducting preclinical and clinical studies. Costs associated with manufacturing avutometinib are included in “Avutometinib manufacturing and non-clinical trial specific” category below as these costs relate to both the “Avutometinib + defactinib” and “Avutometinib + other combinations” categories and are not specifically allocated to any particular project. Costs to produce defactinib are included in “Avutometinib + defactinib” below; and
●	license fees.

Unallocated costs include:

●	research and development employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense;
●	cost of consultants, including our scientific advisory board, who assist with our research and development but are not allocated to a specific program; and
●	facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, and laboratory supplies.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the years ended December 31, 2022, 2021, and 2020:

	Year ended December 31,
	2022	2021	2020
	(in thousands)	(in thousands)	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib	$22,374	$17,025	$6,199
Avutometinib + other combinations	2,373	416	—
Avutometinib manufacturing and non-clinical trial specific	8,204	5,441	5,874
COPIKTRA	183	1,194	13,454
Unallocated costs
Personnel costs, excluding stock-based compensation	10,848	9,953	8,937
Stock-based compensation expense	1,766	2,099	1,935
Other unallocated expenses	4,810	3,219	4,977
Total research and development expense	$50,558	$39,347	$41,376

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

Other income, other expense, interest income and interest expense

Other income for the year ended December 31, 2022 was comprised of a gain on the sale of fixed assets and changes in foreign currency exchange rates. There was no other income or other expense for the year ended December 31, 2021. Other expense for the year ended December 31, 2020, consists entirely of the mark-to-market adjustment of the bifurcated make-whole interest provision derivative liability related to the 2019 Notes.

Interest income reflects interest earned on our cash, cash equivalents and available-for-sale securities.

Interest expense reflects interest expense due on our Loan Agreement with Oxford, our term loan facility executed with Hercules and the Notes, as well as non-cash interest related to the amortization of debt discount and issuance costs.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued and prepaid research and development expenses, leases, stock-based compensation, revenue recognition, and collaborative agreements, described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Revenue recognition

We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services in accordance with Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers (ASC 606).

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. Our analyses contemplate the application of the constraint in accordance with ASC 606. For the year ended December 31, 2020, we determined a material reversal of revenue would not occur in a future period for variable consideration, and the transaction price was not reduced further. There was not any product revenue, net recorded for the years ended December 31, 2022 and 2021. Actual amounts of consideration ultimately received could differ from our estimates. However, as of December 31, 2022, we do not have any reserve balances associated with product revenue, net.

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

For sales of license and intellectual property, that include sale-based royalties, including milestone payments based on a level of sales, we evaluate whether the royalties and sales-based milestones are considered probable of being achieved and estimate the amount of royalties to include over the contractual term using the expected value method and estimate the sales-based milestones using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated royalty and milestone value is included in the transaction price. Royalties and sales-based milestones for territories for which there is not regulatory approval are not considered probable until such regulatory approval is achieved. We evaluate factors such as whether consideration is outside of our control, timeline for when the uncertainty will be resolved and historical sales of COPIKTRA if applicable. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and amount of royalty revenue to be received and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. At December 31, 2022, we determined $0.1 million of future potential royalties, we expect to receive pursuant to the Secura APA, were not constrained and have been recorded in the transaction price. As the consideration for future royalties is conditional, we recorded a corresponding contract asset for the expected future royalties. Portions of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional.

Refer to Note 2. Significant Accounting Policies, Note 6. Product revenue reserves and allowances and Note 13. License, collaboration and commercial agreements to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of revenue.

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

Refer to Note 2. Significant Accounting Policies, and Note 4. Accrued expenses to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of accrued research and development expenses.

Stock-based compensation

For service-based awards, we recognize stock-based compensation expense for stock options, and restricted stock units (“RSUs”) issued to employees, directors and consultants based on the grant date fair value of the awards on a straight-line basis over the requisite service period. In addition, we issue shares under our employee stock purchase plan (“ESPP”) to employees. The fair value of our stock options and ESPP grants is estimated at the date of grant using the Black-Scholes option pricing model.

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

During the year ended December 31, 2022, we recorded $6.0 million of stock-based compensation expense. As of December 31, 2022, there was approximately $6.6 million of unrecognized stock-based compensation related to stock options, which are expected to be recognized over a weighted-average period of 2.6 years. As of December 31, 2022, there was approximately $4.3 million of unrecognized stock-based compensation related to RSUs, which are expected to be recognized over a weighted-average period of 2.8 years. See Note 2. Significant accounting policies and Note 8. Stock-based compensation to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of stock-based compensation.

Leases

Leases are accounted for in accordance with ASC Topic 842, Leases (“ASC 842”). This standard requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases.

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances within the arrangement. A lease is identified where an arrangement conveys the right to control the use of identified property, plant, and equipment for a period of time in exchange for consideration. Leases which are identified within the scope of ASC 842 and which have a term greater than one year are recognized on our consolidated balance sheets as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. We have elected not to recognize leases with terms of one year or less on our consolidated balance sheets. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rates to calculate the present value of lease payments. Incremental borrowing rates are the rates we incur to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of December 31, 2022, we have a right-of-use asset of $1.8 million and lease liability of $2.3 million which reflected on the consolidated balance sheets. See Note 2. Significant accounting policies and Note 6. Leases to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of leases.

RESULTS OF OPERATIONS

All financial information presented has been consolidated and includes the accounts of our wholly-owned subsidiaries, Verastem Securities Company and Verastem Europe GmbH. All intercompany balances and transactions have been eliminated in consolidation.

	Year Ended December 31,

	2022	2021	2020
Revenue:
Product revenue, net	—	—	15,232
License and collaboration revenue	—	—	2,912
Sale of COPIKTRA license and related assets	2,596	1,447	70,000
Transition services revenue	—	606	372
Total revenue	2,596	2,053	88,516
Operating expenses:
Cost of sales - product	—	—	1,765
Cost of sales - intangible amortization	—	—	793
Cost of sales - sale of COPIKTRA license and related assets	—	—	31,187
Research and development	50,558	39,347	41,376
Selling, general and administrative	24,975	24,115	62,755
Total operating expenses	75,533	63,462	137,876
Loss from operations	(72,937)	(61,409)	(49,360)
Other income (expense)	47	—	(1,313)
Interest income	1,215	181	515
Interest expense	(2,137)	(9,972)	(15,794)
Loss on debt extinguishment	—	—	(1,580)
Net loss before income taxes	(73,812)	(71,200)	(67,532)
Income tax expense	—	—	(194)
Net loss	$(73,812)	$(71,200)	$(67,726)

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the year ended December 31, 2022 (the “2022 Period”) was $2.6 million compared to $1.4 million for the year ended December 31, 2021 (the “2021 Period”). Sale of COPIKTRA license and related assets revenue for the 2022 Period was comprised of one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the 2022 Period and future royalties expected to be received pursuant to the Secura APA that are not constrained. Sale of COPIKTRA license and related assets revenue for the 2021 Period primarily related to two regulatory milestones for $1.3 million achieved by Secura’s sublicensee and $0.2 million related to royalties we received and expected to be received pursuant to the Secura APA.

Transition services revenue. Transition services revenue for the 2022 Period was $0.0 million compared to $0.6 million for the 2021 Period. Transition services revenue was comprised of the revenue recognized for us providing certain support functions to Secura pursuant to the transition services agreement, which was entered into in connection with the Secura APA (“Secura TSA”). The services were provided at a mutually agreed upon rate. The services were substantially completed in 2021 and there will not be revenue recorded in the future pursuant to the Secura TSA.

Research and development expense. Research and development expense for the 2022 Period was $50.6 million compared to $39.3 million for the 2021 Period. The $11.3 million increase from the 2021 Period to the 2022 Period was primarily related to an increase of $4.1 million in drug substance and drug product costs, an increase of $4.1 million in CRO costs, an increase of $1.5 million in consulting costs, an increase of $0.9 million in investigator fees, an increase of $0.5 million in personnel related costs, including non-cash stock-based compensation, an increase of $0.4 million in clinical supply costs and an increase of $0.8 million in other costs. The increase was partially offset by a decrease of $1.0 million in investigator sponsored trial costs.

Selling, general and administrative expense. Selling, general and administrative expense for the 2022 Period was $25.0 million compared to $24.1 million for the 2021 Period. The increase of $0.9 million from the 2021 Period to the 2022 Period primarily resulted from an increase of $1.1 million of commercial operations costs, an increase of $0.4 million in personnel related costs, including non-cash stock-based compensation and an increase of $0.4 million of other costs. The increase was partially offset by a decrease of $1.0 million of consulting and professional fees.

Other Income. Other income for the 2022 Period was less than $0.1 million compared to $0.0 million in the 2021 Period. Other income for the 2022 Period was comprised of a gain on the sale of fixed assets and changes in foreign currency exchange rates.

Interest income. Interest income for the 2022 Period was $1.2 million compared to $0.2 million for the 2021 Period. The increase of $1.0 million in interest income was primarily driven by an increase in interest rates on debt securities.

Interest expense. Interest expense for the 2022 Period was $2.1 million compared to $10.0 million for the 2021 Period. The decrease of $7.9 million from the 2021 Period to the 2022 Period was primarily driven by $7.8 million of non-cash interest expense recorded in the 2021 Period upon conversion of the 2020 Notes into common stock in July 2021. In addition, as a result of the conversion, there were no interest charges recorded for the 2020 Notes in the 2022 Period. The decrease is partially offset by the interest expense recorded pursuant to the Loan Agreement entered into with Oxford.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public and private offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, Yakult, and CSPC, the upfront payment under the Secura APA, the issuance of 2018 Notes in October 2018, the proceeds in connection with the PIPE, the Loan Agreement with Oxford, and issuance of our Series B Preferred Stock in January 2023. With the commercial launch of COPIKTRA in the United States in September 2018 through our ownership period ending in September 2020, we financed a portion of our operations through product revenue. As of September 30, 2020, we have sold our COPIKTRA license and no longer sell COPIKTRA in the United States. We expect to finance a portion of our business through potential future milestones and royalties received pursuant to the Secura APA.

As of December 31, 2022, we had $87.9 million in cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, government bonds, corporate bonds and commercial paper of publicly traded companies.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the Department of the Treasury, the Federal Reserve,

and the FDIC announced that all depositors of SVB will be fully protected and have access to all their money starting March 13, 2023. As of March 13, 2023, our deposit balance at SVB was approximately $2 million. We are continually monitoring developments related to the recovery of uninsured funds at SVB.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in this Annual Report on Form 10-K.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year ended December 31,
	2022	2021	2020
Net cash (used in) provided by:
Operating activities	$(63,673)	$(53,502)	$(33,506)
Investing activities	66,185	87	(47,363)
Financing activities	51,784	6,885	69,630
Increase (decrease) in cash, cash equivalents and restricted cash	$54,296	$(46,530)	(11,239)

Operating activities. The use of cash in operating activities in the 2022 Period and 2021 Period resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges was $67.6 million and $54.1 million for the 2022 Period and 2021 Period, respectively. Non-cash charges were primarily related to stock-based compensation expense in the 2022 Period and stock-based compensation expense and non-cash interest, net in the 2021 Period. Our cash inflow from operating activities due to changes in operating assets and liabilities was $3.9 million and $0.6 million for the 2022 Period and 2021 Period, respectively. Cash inflow due to changes in operating assets and liabilities for the 2022 Period was primarily driven by an increase of $2.6 million in accounts payable, an increase of $0.7 million in deferred liabilities, a decrease of $0.7 million of prepaid expenses, other current assets and other assets, and a decrease of $0.5 million in accounts receivable. The decrease in prepaid expenses, other current assets, and other assets is exclusive of the cash received from PanCAN. Cash inflow due to changes in operating assets and liabilities for the 2021 Period was primarily driven by an increase of $1.8 million in accrued expenses, an increase of $0.6 million in accounts payable, partially offset by an increase in $1.6 million in prepaid expenses, other current assets, and other assets. Cash used in operating activities was $63.7 million and $53.5 million for the 2022 Period and 2021 Period, respectively.

Investing activities. The cash provided by investing activities for the 2022 Period primarily relates to the net maturities of investments of $66.2 million. The cash provided by investing activities for the 2021 Period primarily relates to the net maturities of investments of $0.3 million, partially offset by purchases of fixed assets of $0.2 million.

Financing activities. The cash provided by financing activities for the 2022 Period primarily represents $27.4 million of net proceeds received under our at-the market equity offering program, $24.1 million of net proceeds received from the Loan Agreement with Oxford, and $0.3 million of proceeds received related to exercise of stock options and employee stock purchase plan. The cash provided by financing activities for the 2021 Period primarily represents $6.7 million in net proceeds received under our at-the-market equity offering program, and $1.1 million of proceeds received related to exercise of stock options and employee stock purchase plan. This is partially offset by $0.9 million of payments for settlement of restricted stock for tax withholdings.

On March 25, 2022 (the “Closing Date”) we entered into a loan and security agreement (the “Loan Agreement”), with Oxford as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (“OFCF III” and together with Oxford, the “Lenders”) pursuant to which the Lenders have agreed to lend us up to an aggregate principal amount of $150.0 million in a series of term loans (the “Term Loans”). The initial Term Loan of $25.0 million was funded at the Closing Date of the Loan Agreement, an additional $75.0 million will be available at our option upon achievement of certain milestones as outlined in Note 5. Debt to our consolidated financial statements included in this Annual Report on Form 10-K, and $50.0 million is subject to the Lenders’ sole discretion. In January 2023, we met the Term B Milestone as outlined in Note 5. Debt to our consolidated financial statements included in this Annual Report on Form 10-K and we expect to draw down an additional $15.0 million Term Loan in March 2023.

The Term Loans bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Interest is payable monthly in arrears on the first calendar day of each calendar month. Beginning (i) April 1, 2024, if the Term B Loan (as defined in Note 5. Debt to our consolidated financial statements included in this Annual Report on Form 10-K) is not made, (ii) April 1, 2025, if the Term B Loan is made, or (iii) April 1, 2026, if the Term B Loan is made and either (A) avutometinib has received FDA approval for the treatment of LGSOC or (B) COPIKTRA has received FDA approval for the treatment of peripheral T-cell lymphoma (“PTCL”), we shall repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on March 1, 2027. As we have drawn the Term B Milestone, principal repayments will not be required to commence until at least April 1, 2025.

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

In August 2021, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we can offer and sell up to $100.0 million of our common stock at the current market prices from time to time through Cantor as sales agent (“August 2021 ATM”). During the 2022 Period and 2021 Period, we sold 23,573,403 shares and 2,930,585 shares, respectively, under the August 2021 ATM for net proceeds of approximately $27.4 million, and $6.8 million, respectively (after deducting commissions and other offering expenses). As of December 31, 2022, we can issue an aggregate amount of $65.1 million of common stock under this program.

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

As of December 31, 2022 and 2021 there was $0.3 million aggregate principal amount outstanding of 2018 Notes.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On April 15, 2014, we entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014, and it was scheduled to expire on September 30, 2019. Effective February 15, 2018, we amended the lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the “Amended Lease Agreement”). The Amended Lease Agreement extends the expiration date of the lease from September 2019 through June 2025. Pursuant to the Amended Lease Agreement, the initial annual base rent amount is approximately $0.7 million, which increases during the lease term to $1.1 million for the last twelve-month period. As of December 31, 2022, the total future minimum lease payments under the agreement are $2.7 million through June 2025.

As discussed in Note 13. License, collaboration and commercial agreements to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we are party to several agreements to license intellectual property. The license agreements may require us to pay upfront license fees, ongoing annual license maintenance fees, milestone payments, minimum royalty payments, as well as reimbursement of certain patent costs incurred by the licensors, as applicable. As of December 31, 2022, we do not have any minimum contractual obligations in relation to these agreements because: there were no upfront license fees payable in future periods; no annual license maintenance fees; we cannot estimate if milestone and/or royalty payments will occur in future periods; and patent cost reimbursement costs are perpetual and the agreements are cancelable by us at any time upon prior written notice to the licensor.

TAX LOSS CARRYFORWARDS

As of December 31, 2022, we had federal and state net operating loss (“NOL”) carryforwards of $436.6 million and $203.3 million, respectively, which are available to reduce future taxable income. We also had federal and state tax credits of $5.6 million and $1.9 million, respectively, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2042, except for $240.9 million of federal net operating loss carryforwards which may be carried forward indefinitely. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2022, we recorded a 100% valuation allowance against our NOL and tax credit carryforwards of $133.9 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Based on our analysis under Section 382 of the Internal Revenue Code and similar provisions under state law, we believe that our federal net operating loss carryforwards, our state net operating loss carryforwards, our Research and Development (“R&D”) credits and our Orphan Drug (“OD”) credits will be limited as of December 31, 2022. The portion of federal NOL, state NOL, R&D credits and OD credits that were determined to be limited by Section 382 have been written off as of December 31, 2022. The remaining unused carryforwards remain available for future periods. Due to our full valuation allowance the write off of NOLs, R&D credits, and OD credits did not have any impact to the statements of operation and comprehensive loss for the 2022 Period and 2021 Period.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Refer to Note 2. Significant Accounting Policies to our consolidated financial statements located in this Annual Report on Form 10-K for recently adopted accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $87.9 million and $100.3 million as of December 31, 2022 and 2021, respectively, consisting of cash, U.S. Government money market funds, government bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally, which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2022, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of December 31, 2022, we have borrowed $25.0 million under the Loan Agreement. The Loan Agreement bears interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Changes in interest rates can cause interest charges to fluctuate under the Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the year ended December 31, 2022 due to the overall interest rate floor and cap.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm (e.g., Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)), appear on pages F-1 through F-42 of this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Vice President, Finance evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Vice President, Finance concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and our Vice President of Finance and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Registrant on March 12, 2019)

3.3

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

3.4

Certificate of Amendment to the Restated Certificate of Incorporation of Verastem, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 21, 2020)

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 7, 2022)

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 25, 2023)

4.1

Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

4.2

Indenture, dated as of October 17, 2018, by and between the Registrant and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant on October 17, 2018)

4.3

First Supplemental Indenture, dated as of October 17, 2018, by and between the Registrant and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to Form 8-K filed by the Registrant on October 17, 2018)

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

10.20		Employment Agreement between the Registrant and Brian Stuglik, dated July 29, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant on August 1, 2019)

10.21†

License Agreement for CKI27, dated January 7, 2020, between Verastem, Inc. and Chugai Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.22	#	Form of Restricted Stock Unit Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.23	#	Form of Inducement Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.24	#

Form of Incentive Stock Option Agreement under the 2012 Incentive Plan (Form of Restricted Stock Unit Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.25	#	Form of Nonstatutory Stock Option Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.26	#	Form of Inducement Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.27	#

Amended and Restated 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant with the Securities and Exchange Commission on May 21, 2020)

10.28	#	2021 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement, filed by the Registrant with the Securities and Exchange Commission on April 8, 2021)

10.29	#	Form of Incentive Stock Option Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.30	#

Form of Nonstatutory Stock Option Agreement (Employees) under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.31	#

Form of Nonstatutory Stock Option Agreement (Non-Employees) under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.32	#	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.33	#	Form of Inducement Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.34	#	Form of Inducement Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.35	†	Asset Purchase Agreement by and between Secura Bio, Inc. and Verastem, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2020)

10.36

Exchange Agreement by and between Verastem, Inc. and Highbridge Tactical Credit Master Fund, L.P., dated November 6, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2020)

10.37

Loan and Security Agreement, dated as of March 25, 2022, among Verastem, Inc., as borrower, Oxford Finance LLC, as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant with the Securities and Exchange Commission on March 27, 2022)

10.38

Section 203 Agreement entered into as of March 28, 2022 by and between Baker Bros. Advisors LP and Verastem, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2022).

10.39

Exchange Agreement, dated November 4, 2022, by and among Verastem, Inc. and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC (incorporated by reference to Exhibit 10.1 to for the form 8-K filed by the Registrant with the Securities and Exchange Commission on November 7, 2022)

10.40

Securities Purchase Agreement, dated January 24, 2023, by and among Verastem, Inc. and each purchaser party thereto (incorporated by reference to Exhibit 10.1 to the form 8-K filed by the Registrant with the Securities and Exchange Commission on January 25, 2023)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of the Vice President, Finance pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Press Release issued by Verastem, Inc. on March 14, 2023 (furnished herewith).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†

Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed. Confidential materials omitted will be filed separately with the SEC upon request.

#	Management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March 2023.

VERASTEM, INC.
By:	/s/ Brian M. Stuglik
Brian M. Stuglik
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian M. Stuglik R.Ph
Brian M. Stuglik	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2023

/s/ Daniel Calkins
Daniel Calkins	Vice President, Finance (Principal Financial and Accounting officer)	March 14, 2023

/s/ PAUL BUNN, M.D.
Paul Bunn, M.D.	Director	March 14, 2023

/s/ Robert Gagnon
Robert Gagnon	Director	March 14, 2023

/s/ Anil Kapur
Anil Kapur	Director	March 14, 2023

/s/ Michael Kauffman, M.D.,Ph.D.
Michael Kauffman, M.D., Ph.D.	Director	March 14, 2023

/s/ JOHN JOHNSON
John Johnson	Director	March 14, 2023

/s/ MICHELLE ROBERTSON
Michelle Robertson	Director	March 14, 2023

/s/ Eric Rowinsky, M.D.
Eric Rowinsky, M.D.	Director	March 14, 2023

/s/ LESLEY SOLOMON
Lesley Solomon	Director	March 14, 2023

Verastem, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verastem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verastem, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Accrued and Prepaid Clinical Trial Expense
Description of the Matter

As summarized in Note 4 to the consolidated financial statements, the Company’s accrued research and development expenses were $8.5 million at December 31, 2022, which included the estimated obligation for clinical trial expenses incurred as of December 31, 2022 but not paid as of that date. In addition, the Company’s total prepaid expenses and other current assets were $4.9 million, which included amounts that were paid in advance of services incurred pursuant to clinical trials.  As discussed in Note 2 to the consolidated financial statements, the Company records research and development expenses as incurred. The Company’s determination of costs incurred to conduct research, such as the discovery and development of the Company’s product candidates as well as the related accrued expenses at each reporting period incorporates judgment and utilizes various assumptions, including an evaluation of the information provided to the Company by third parties on actual cost incurred but not yet billed, estimated time period over which services will be performed, and the level of effort to be expended in each period. Payments for these activities are based on the terms of the individual arrangements, which often differ from the pattern of costs incurred.

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

How We Addressed the Matter in Our Audit

To evaluate the Company’s estimate of services incurred as of period end pursuant to its accrued and prepaid clinical trials expenses, our audit procedures included, among others, assessing the accuracy and completeness of the underlying third-party and internally generated data used in determining the accrued and prepaid clinical trial expenses and evaluating the assumptions/estimates used by management. For example, to assess the nature and extent of the services incurred, we corroborated the progress of clinical trials with the Company’s research and development personnel that oversee the clinical trials and confirmed cost incurred and payments made to date directly with the Company’s primary clinical research organization. To evaluate the completeness/existence and valuation of the recorded balances, we also tested subsequent payments and invoices received and inspected the Company’s contracts with vendors and any pending change orders to assess the impact. We also performed analytical reviews over fluctuations in accruals by study throughout the period subject to audit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts

March 14, 2023

Verastem, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$74,933	$21,252
Short-term investments	12,961	79,004
Accounts receivable, net	31	516
Prepaid expenses and other current assets	4,945	4,968
Total current assets	92,870	105,740
Property and equipment, net	92	210
Right-of-use asset, net	1,789	2,302
Restricted cash	241	241
Other assets	58	169
Total assets	$95,050	$108,662
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,901	$2,302
Accrued expenses	14,983	15,621
Deferred liabilities	710	—
Lease liability, short-term	794	667
Convertible senior notes	275	—
Total current liabilities	21,663	18,590
Non-current liabilities:
Convertible senior notes	—	249
Long-term debt	24,526	—
Lease liability, long-term	1,470	2,264
Total liabilities	47,659	21,103
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, 1,000 and 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 200,541 and 185,286 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	20	19
Additional paid-in capital	784,894	751,217
Accumulated other comprehensive income/(loss)	—	34
Accumulated deficit	(737,523)	(663,711)
Total stockholders’ equity	47,391	87,559
Total liabilities and stockholders’ equity	$95,050	$108,662

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Product revenue, net	—	—	15,232
License and collaboration revenue	—	—	2,912
Sale of COPIKTRA license and related assets	2,596	1,447	70,000
Transition services revenue	—	606	372
Total revenue	2,596	2,053	88,516
Operating expenses:
Cost of sales - product	—	—	1,765
Cost of sales - intangible amortization	—	—	793
Cost of sales - sale of COPIKTRA license and related assets	—	—	31,187
Research and development	50,558	39,347	41,376
Selling, general and administrative	24,975	24,115	62,755
Total operating expenses	75,533	63,462	137,876
Loss from operations	(72,937)	(61,409)	(49,360)
Other income (expense)	47	—	(1,313)
Interest income	1,215	181	515
Interest expense	(2,137)	(9,972)	(15,794)
Loss on debt extinguishment	—	—	(1,580)
Net loss before income taxes	(73,812)	(71,200)	(67,532)
Income tax expense	—	—	(194)
Net loss	$(73,812)	$(71,200)	$(67,726)
Net loss per share—basic and diluted	(0.38)	(0.41)	(0.44)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	193,654	174,406	153,330

Net loss	$(73,812)	$(71,200)	$(67,726)
Unrealized gain (loss) on available-for-sale securities	(34)	(19)	39
Comprehensive loss	$(73,846)	$(71,219)	$(67,687)

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

						Accumulated
						other
					Additional	comprehensive		Total
	Series A Preferred Stock		Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2019	—	$—	80,117,531	$8	$531,937	$14	$(524,785)	$7,174
Net loss	—	—	—	—	—	—	(67,726)	(67,726)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	39	—	39
Conversion of Notes into common stock	—	—	34,796,350	3	57,411	—	—	57,414
Change in fair value of conversion option of Notes on exchange	—	—	—	—	2,331	—	—	2,331
Issuance of common stock under Employee Stock Purchase Plan	—	—	358,193	—	407	—	—	407
Issuance of common stock resulting from vesting of restricted stock units	—	—	421,695	—	(1,120)	—	—	(1,120)
Issuance of common stock resulting from exercise of stock options	—	—	1,481,223	—	2,578	—	—	2,578
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $55	—	—	6,769,559	1	12,229	—	—	12,230
Issuance of common stock resulting from private investment in public equity offering, net of issuance costs of $6,171	—	—	46,511,628	5	93,824	—	—	93,829
Stock-based compensation expense	—	—	—	—	8,118	—	—	8,118
Balance at December 31, 2020	—	$—	170,456,179	$17	$707,715	$53	$(592,511)	$115,274
Net loss	—	—	—	—	—	—	(71,200)	(71,200)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(19)	—	(19)
Conversion of Notes into common stock	—	—	8,615,384	1	27,999	—	—	28,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	110,060	—	182	—	—	182
Issuance of common stock resulting from vesting of restricted stock units	—	—	2,585,054	—	(90)	—	—	(90)
Issuance of common stock resulting from exercise of stock options	—	—	589,218	—	905	—	—	905
Issuance of common stock resulting from at-the-market transactions, net	—	—	2,930,585	1	6,795	—	—	6,796
Stock-based compensation expense	—	—	—	—	7,711	—	—	7,711
Balance at December 31, 2021	—	$—	185,286,480	$19	$751,217	$34	$(663,711)	$87,559
Net loss	—	—	—	—	—	—	(73,812)	(73,812)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(34)	—	(34)
Issuance of Series A Preferred Stock in exchange for common stock	1,000,000	—	(10,000,000)	(1)	1	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	122,332	—	164	—	—	164
Issuance of common stock resulting from vesting of restricted stock units	—	—	1,460,555	—	—	—	—	—
Issuance of common stock resulting from exercise of stock options	—	—	98,176	—	118	—	—	118
Issuance of common stock resulting from at-the-market transactions, net	—	—	23,573,403	2	27,347	—	—	27,349
Stock-based compensation expense	—	—	—	—	6,047	—	—	6,047
Balance at December 31, 2022	1,000,000	$—	200,540,946	$20	$784,894	$—	$(737,523)	$47,391

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(73,812)	$(71,200)	$(67,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118	206	531
Amortization of acquired intangible asset	—	—	793
Amortization of right-of-use asset and lease liability	(154)	(134)	(69)
Stock-based compensation expense	6,047	7,711	8,118
Loss on debt extinguishment	—	—	1,580
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	228	9,331	10,319
Change in fair value of interest make whole provision for 2019 Notes	—	—	1,313
Changes in operating assets and liabilities:
Accounts receivable, net	485	(277)	2,285
Inventory	—	—	3,096
Prepaid expenses, other current assets and other assets	744	(1,558)	634
Accounts payable	2,599	623	(7,976)
Accrued expenses and other liabilities	(638)	1,796	(4,999)
Deferred liabilities	710	—	—
Other long-term liabilities	—	—	(870)
Intangible assets & property, plant and equipment	—	—	19,465
Net cash used in operating activities	(63,673)	(53,502)	(33,506)
Investing activities
Purchases of property and equipment	—	(196)	(33)
Purchases of investments	(17,815)	(86,442)	(79,380)
Maturities of investments	84,000	86,725	32,050
Net cash provided by (used in) investing activities	66,185	87	(47,363)
Financing activities
Proceeds from long-term debt, net	24,148	—	—
Repayment of long-term debt, net	—	—	(37,366)
Interest make-whole payments on the 2019 Notes	—	—	(1,763)
Proceeds from the exercise of stock options and employee stock purchase program	282	1,087	2,985
Settlement of restricted stock for tax withholdings	—	(925)	(285)
Proceeds from the issuance of common stock, net	27,354	6,723	106,059
Net cash provided by financing activities	51,784	6,885	69,630
Increase (decrease) in cash, cash equivalents and restricted cash	54,296	(46,530)	(11,239)
Cash, cash equivalents and restricted cash at beginning of period	21,493	68,023	79,262
Cash, cash equivalents and restricted cash at end of period	$75,789	$21,493	$68,023
Supplemental disclosure
Cash paid for interest	$1,536	$1,007	$5,126
Supplemental disclosure of non-cash investing and financing activities
Common stock issuance costs included in accounts payable and accrued expenses	$—	$—	$15
Conversion of 2019 Notes into common stock	$—	$—	$57,414
Conversion of 2020 Notes into common stock	$—	$28,000	$—
Purchases of property and equipment including in accounts payable and accrued expenses	$—	$—	$217
Change in fair value of conversion option of 2020 Notes on exchange	$—	$—	$2,331
Settlement of restricted stock for tax withholdings included in accrued expenses	$—	$—	$835

See accompanying notes to the consolidated financial statements.

1. Nature of business

Verastem, Inc. (the “Company”) is a late-stage development biopharmaceutical company, with an ongoing registration directed trial, committed to advancing new medicines for patients battling cancer. The Company’s pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

The Company’s most advanced product candidates, avutometinib (VS-6766) and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, low-grade serous ovarian cancer (“LGSOC”), non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), pancreatic cancer, and melanoma. The Company believes that avutometinib may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

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

The Company is subject to the risks associated with other life science companies, including, but not limited to, possible failure of preclinical testing or clinical trials, competitors developing new technological innovations, inability to obtain marketing approval of the Company’s product candidates, avutometinib and defactinib, market acceptance and commercial success of the Company’s product candidates, avutometinib and defactinib, following receipt of regulatory approval, and, protection of proprietary technology and the continued ability to obtain adequate financing to fund the Company’s future operations. If the Company does not obtain marketing approval and successfully commercialize its product candidates, avutometinib and defactinib, following regulatory approval, it will be unable to generate product revenue or achieve profitability and may need to raise additional capital.

The Company has historical losses from operations and anticipates that it may continue to incur operating losses as it continues the research and development of its product candidates. As of December 31, 2022, the Company had cash, cash equivalents, and investments of $87.9 million, and an accumulated deficit of $737.5 million. The Company expects its existing cash resources along with $30.0 million of gross proceeds raised through the Series B Preferred Stock issuance in January 2023, and expected $15.0 million debt drawdown through its loan and security agreement with Oxford Finance LLC (“Oxford”) expected in March 2023 will be sufficient to fund its planned operations through at least 12 months from the date of issuance of these consolidated financial statements. See Note 16. Subsequent events for detailed description of the Series B Preferred Stock issuance.

The Company expects to finance the future development costs of its clinical product portfolio with its existing cash, cash equivalents and investments, through potential future milestones and royalties received pursuant to the Secura APA, through the loan and security agreement with Oxford, or through other strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.

2. Significant accounting policies

Basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern.

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

Proceeds from grants

During the year ended December 31, 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is expected to support a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 trial will evaluate whether combining avutometinib (to target mutant KRAS which is mutated in more than 90% of pancreatic tumors) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with pancreatic cancer. The Company received $1.0 million of cash proceeds in July 2022 which was initially recorded as deferred liabilities on the balance sheet. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate. The Company recorded $0.3 million of the proceeds as a reduction of research and development expense during the year ended December 31, 2022. As of December 31, 2022, the Company recorded $0.7 million as deferred liabilities in the consolidated balance sheet related to the PanCAN Grant.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$74,933	$21,252
Restricted cash	856	241
Total cash, cash equivalents and restricted cash	$75,789	$21,493

Amounts included in restricted cash as of December 31, 2022 represent (i) cash received pursuant to the PanCAN Grant restricted for future expenditures for specific research and development activities and (ii) cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amounts of $0.6 million and $0.2 million, respectively. Amounts included in restricted cash as of December 31, 2021 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. Cash received pursuant to the PanCAN Grant is included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2022. The letters of credit are included in non-current restricted cash on the consolidated balance sheets as of December 31, 2022 and December 31, 2021.

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

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.
Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 inputs	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands)

	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$73,613	$72,617	$996	$—
Short-term investments	12,961	—	12,961	—
Total financial assets	$86,574	$72,617	$13,957	$—

	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$19,302	$19,302	$—	$—
Short-term investments	79,004	—	79,004	—
Total financial assets	$98,306	$19,302	$79,004	$—

The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2022 and 2021.

Fair Value of Financial Instruments

The fair value of the Company’s 2018 issued 5.00% Convertible Senior Notes due 2048 (the “2018 Notes”) was approximately $0.3 million as of December 31, 2022, which equals the carrying value of the 2018 Notes as of December 31, 2022. The fair value of the 2018 Notes was approximately $0.3 million as of December 31, 2021, which differed from the carrying value of the 2018 Notes of $0.2 million as of December 31, 2021. The fair value of the 2018 Notes is influenced by the Company’s stock price, stock price volatility, and current market yields and was determined using Level 3 inputs.

The fair value of the Company’s long-term debt is determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the consolidated balance sheet date. The carrying value of the Company’s long-term debt as of December 31, 2022, was approximately $24.5 million. The Company estimates that the fair value of its long-term debt was approximately $24.9 million as of December 31, 2022. There was no long-term debt outstanding as of December 31, 2021. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

Investments

Investments and cash equivalents consist of investments in a U.S. Government money market funds, overnight repurchase agreements collateralized by government agency securities or U.S. Treasury securities, corporate bonds and commercial paper of publicly traded companies that are classified as available-for-sale pursuant to Accounting Standards Codification (ASC) Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Debt securities are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, until such gains and losses are realized. The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the consolidated statements of operations and comprehensive loss.

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

There were no realized gains or losses on investments for the years ended December 31, 2022, 2021 or 2020. There were two debt securities and three debt securities in an unrealized loss position as of December 31, 2022 and December 31, 2021, respectively. None of these investments had been in an unrealized loss position for more than 12 months as of December 31, 2022, or December 31, 2021. The fair value of these securities as of December 31, 2022, and December 31, 2021, was $6.0 million and $15.8 million, respectively, and the aggregate unrealized loss was immaterial. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2022, and December 31, 2021, respectively.

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$74,794	$—	$—	$74,794
Corporate bonds, agency bonds and commercial paper (due within 90 days)	995	—	—	995
Total cash, cash equivalents & restricted cash:	$75,789	$—	$—	$75,789
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$12,961	$2	$(2)	$12,961
Total investments	$12,961	$2	$(2)	$12,961
Total cash, cash equivalents, restricted cash and investments	$88,750	$2	$(2)	$88,750

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$21,493	$—	$—	$21,493
Total cash, cash equivalents & restricted cash:	$21,493	$—	$—	$21,493
Investments:
Corporate bonds and commercial paper (due within 1 year)	$78,970	$48	$(14)	$79,004
Total investments	$78,970	$48	$(14)	$79,004
Total cash, cash equivalents, restricted cash and investments	$100,463	$48	$(14)	$100,497

Concentrations of credit risk and off-balance sheet risk

Cash and cash equivalents, investments, and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of December 31, 2022, the Company’s cash, cash equivalents and investments were deposited at three financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of December 31, 2022, and 2021, there was one customer, Secura, that made up more than 60% of the Company’s trade accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any trade accounts receivable balances are assured.

For the year ended December 31, 2022 and 2021, one customer, Secura, individually accounted for all of the Company’s total revenue. Refer to Note 13. License, collaboration, and commercial agreements for a detailed discussion of the Secura APA.

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

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset’s book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded through December 31, 2022.

Research and development costs

The Company expenses research and development costs to operations as incurred. Research and development expenses consist of:

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
●	external research and development expenses incurred under arrangements with third parties, such as clinical research organizations (“CROs”), clinical trial sites, manufacturing organizations and consultants, including the scientific advisory board;
●	license fees;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and laboratory supplies; and

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

Stock-based compensation

For service-based equity awards, the Company recognizes stock-based compensation expense for stock options, and restricted stock units (“RSUs”) issued to employees, directors, and consultants based on the grant date fair value of the awards on a straight-line basis over the requisite service period, which typically is the vest period. The Company recognized stock-based compensation for shares issued to employees under the Company’s employee stock purchase plan (“ESPP”) plan.

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

The grant date fair value of stock options is estimated using the Black-Scholes option pricing model that takes into account the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of its common stock, expected dividends on its common stock, and the risk-free interest rate over the expected life of the option. The Company applies the simplified method described in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 14.D.2 to calculate the expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its population. The Company has not paid and do not anticipate paying cash dividends on the Company’s shares of common stock; therefore, the expected dividend yield is assumed to be zero. The computation of expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company accounts for forfeitures as they occur.

The Company issues shares under the Company’s ESPP to employees. Stock-based compensation expense for discounted purchases under the ESPP is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the offering period.

Leases

Leases are accounted for in accordance with ASC Topic 842, Leases (“ASC 842”). This standard requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. The Company’s analyses contemplate the application of the constraint in accordance with ASC 606. For the year ended December 31, 2020, the Company determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. There was not any product revenue, net recorded for the year ended December 31, 2021 and 2022. Actual amounts of consideration ultimately received may differ from the Company’s estimates. However, as of December 31, 2022, there are not any reserve balances associated with product revenue, net.

Trade Discounts and Allowances: The Company generally provided customers with invoice discounts on sales of COPIKTRA for prompt payment, which are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensated its specialty distributor customers for sales order management, data, and distribution services. The Company has determined such services are not distinct from the Company’s sale of COPIKTRA to the specialty distributor customers and, therefore, these payments have also been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. There were no amounts recorded for the years ended December 31, 2022 and 2021.

Third-Party Payer Chargebacks, Discounts and Fees: The Company executed contracts with Third-Party Payers which allowed for eligible purchases of COPIKTRA at prices lower than the wholesale acquisition cost charged to customers who directly purchase the product from the Company. In some cases, customers charged the Company for the difference between what they paid for COPIKTRA and the ultimate selling price to the Third-Party Payers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified Third-Party Payer by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at the end of each reporting period that the Company expects will be sold to Third-Party Payers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. In addition, the Company compensated certain Third-Party Payers for administrative services, such as account management and data reporting. These administrative service fees have also been recorded as a reduction of product revenue within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. There were no amounts recorded for the years ended December 31, 2022 and 2021.

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

Accounts receivable, net

Accounts receivable, net consists of amounts due from customers, net of applicable revenue reserves. Accounts receivable have standard payments that generally require payment within 30 to 90 days. The Company analyzes accounts that are past due for collectability and provides an allowance for receivables when collection becomes doubtful. Given the nature and credit profile of the Company’s limited number of customers, an allowance for doubtful accounts is not deemed necessary at December 31, 2022.

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

Net operating loss (“NOL”) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company experienced a greater than 50% change in ownership as defined under Section 382 and 383 of the Internal Revenue Code as well as similar state provisions during the year ended December 31, 2020. For more details please refer to Note 11. Income Taxes.

Net loss per share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, restricted stock units and warrants (using the “treasury stock” method), Notes and Series A Preferred Stock (using the “if-converted” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted net loss per common share was antidilutive for any potentially issuable shares of common stock from the conversion of stock options, restricted stock units and warrants and, as such, have been excluded from the calculation. However, under the “if-converted” method, convertible instruments that are-in-the-money, are assumed to have been converted as of the beginning of the period or when issued, if later. Additionally, the effects of any interest expense and changes in fair value of bifurcated derivatives shall be added back to the numerator of the diluted net loss per share calculation. Refer to Note 10. Net Loss per share for further details related to the calculation of net loss per share.

Recently issued accounting standards updates

In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives (Topic 815), and Leases (Topic 842). This ASU delayed the required adoption for SEC filers that are smaller reporting companies as of their determination on November 15, 2019, until annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company has determined that as of November 15, 2019, it is a smaller reporting company and has not elected to early adopt this standard. The Company is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued No. ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The ASU also simplifies the diluted earnings per share (“EPS”) calculation in certain areas. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements and related disclosures.

3. Property and equipment, net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Leasehold improvements	$146	$146
Furniture and fixtures	811	1,074
Computer equipment	665	665
	1,622	1,885
Less: accumulated depreciation	(1,530)	(1,675)
Total property and equipment, net	$92	$210

The Company recorded approximately $0.1 million, $0.2 million, and $0.5 million in depreciation expense for the years ended December 31, 2022, 2021, and 2020, respectively.

4. Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Research and development expenses	$8,535	$9,311
Compensation and related benefits	3,844	3,892
Professional fees	469	785
Consulting fees	902	544
Interest	192	3
Commercialization costs	148	187
Other	893	899
Total accrued expenses	$14,983	$15,621

5. Long-term debt

Oxford

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

Pursuant to the Loan Agreement, the Company received an initial Term Loan of $25.0 million on the Closing Date and may borrow an additional $125.0 million of Term Loans at its option upon the satisfaction of certain conditions as follows:

i.	$15.0 million (the “Term B Loan”), when the Company has either (a) received the Regulatory Milestone Payment (as defined in the Secura APA) from Secura of $35.0 million which is due upon receipt of regulatory approval of COPIKTRA in the United States for the treatment of peripheral T-cell lymphoma (“PTCL”) or (b) received at least $50.0 million in unrestricted cash proceeds from the sale or issuance of equity securities after the Closing Date (the “Term B Milestones”). The Company may draw the Term B Loan within 60 days after the occurrence of one of the Term B Milestones, but no later than March 31, 2023.
ii.	$25.0 million (the “Term C Loan”), when the Company has received accelerated or full approval from the FDA of avutometinib for the treatment of LGSOC (the “Term C Milestone”). The Company may draw the Term C Loan within 60 days after the occurrence the Term C Milestone, but no later than March 31, 2024.
iii.	$35.0 million (the “Term D Loan”), when the Company has achieved at least $50.0 million in gross product revenue calculated on a trailing six-month basis (the “Term D Milestone”). The Company may draw the Term D Loan within 30 days after the occurrence of the Term D Milestone, but no later than March 31, 2025.
iv.	$50.0 million (the “Term E Loan”), at the sole discretion of the Lenders.

The Term Loans bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Interest is payable monthly in arrears on the first calendar day of each calendar month. Beginning (i) April 1, 2024, if the Term B Loan is not made, (ii) April 1, 2025, if the Term B Loan is made, or (iii) April 1, 2026, if the Term B Loan is made and either (A) avutometinib has received FDA approval for the treatment of LGSOC or (B) COPIKTRA has received FDA approval for the treatment of PTCL, the Company shall repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on March 1, 2027.

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

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The Company determined that all features of the Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s assessment through December 31, 2022.

 The debt issuance costs and the Final Payment Fee have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the debt as of December 31, 2022 (in thousands):

December 31, 2022
Principal loan balance	$25,000
Final Payment Fee	225
Debt issuance costs, net of accretion	(699)
Long-term debt, net of discount	$24,526

As of December 31, 2022, future principal payments due are as follows (in thousands):

2023	—
2024	6,250
2025	8,333
2026	8,333
2027	2,084
Total principal payments	$25,000

Hercules

On March 21, 2017, the Company entered into a term loan facility of up to $25.0 million with Hercules Capital, Inc. (“Hercules”). The term loan facility was governed by a loan and security agreement, dated March 21, 2017 (the “Original Loan Agreement”). The Original Loan Agreement was amended on January 4, 2018, March 6, 2018, October 11, 2018, April 23, 2019, and November 14, 2019 (the “Amended Loan Agreement”) to increase the total borrowing limit under the Original Loan Agreement from $25.0 million to up to $75.0 million, pursuant to certain conditions of funding. The Amended Term Loan was scheduled to mature on December 1, 2022.

On November 9, 2020, the Company repaid in full all principal, accrued and unpaid interest, fees, and expenses under the Amended Loan Agreement with Hercules in an aggregate amount of $37.4 million (the “Payoff Amount”). The Payoff Amount included the principal balance of $35.0 million, final payment fee of $1.8 million, prepayment penalty fee of $0.5 million, and accrued and unpaid interest of $0.1 million. On November 9, 2020 the Amended Loan Agreement was terminated along with Hercules’ commitment to provide funding under any future term loans. All liens on substantially all of the Company’s assets to secure the loans under the Amended Loan Agreement have been terminated and released. The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Hercules debt on November 9, 2020 by $1.6 million. As a result, the Company recorded a loss on debt extinguishment of $1.6 million included in the statements of operations and comprehensive loss for the year ended December 31, 2020.

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

As of December 31, 2022, a right-of-use asset of $1.8 million and lease liability of $2.3 million are reflected on the consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Year ended December 31,
	2022	2021
Lease Expense
Operating lease expense	$885	$885
Total Lease Expense	$885	$885
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$1,039	$1,019

December 31, 2022
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	2.5
Weighted average discount rate	14.6%
Maturity Analysis
2023	1,060
2024	1,081
2025	546
Total	$2,687
Less: Present value discount	(423)
Lease Liability	$2,264

7. Common stock

As of December 31, 2022 and 2021, the Company had reserved the following shares of common stock for the issuance of common stock for vested restricted stock units, the exercise of stock options, employee stock purchase plan, 2018 Notes and Series A Preferred Stock conversions to shares of common stock (in thousands):

	December 31,
	2022	2021
Shares reserved under equity compensation plans	34,739	36,234
Shares reserved for inducement grants	3,928	3,991
Shares reserved for 2018 Notes	42	42
Shares reserved for ESPP	1,068	1,190
Shares reserved for Series A Preferred Stock	10,000	—
Total shares reserved	49,777	41,457

Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

Series A Preferred Stock

Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding.

On November 4, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS

LP and MSI BVF SPV, LLC (collectively referred to as “BVF”), pursuant to which BVF exchanged 10,000,000 shares of the Company’s common stock for 1,000,000 shares of newly designated Series A convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”) (the “Exchange”).

Each share of the Series A Preferred Stock is convertible into 10 shares of common stock at the option of the holder at any time, subject to certain limitations, including that the holder will be prohibited from converting Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% (the “Conversion Blocker”) of the total common stock then issued and outstanding immediately following the conversion of such shares of Preferred Stock. Holders of the Series A Preferred Stock are permitted to increase the Conversion Blocker to an amount not to exceed 19.99% upon 60 days’ notice.

Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock. Holders of Series A Preferred Stock are entitled to receive when, as and if dividends are declared and paid on the common stock, an equivalent dividend, calculated on an as-converted basis. Shares of Series A Preferred Stock are otherwise not entitled to dividends.

The Series A Preferred Stock ranks (i) senior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to the Series A Preferred Stock; (ii) on parity with the common stock and any class or series of capital stock of the Company created specifically ranking by its terms on parity with the Series A Preferred Stock; and (iii) junior to any class or series of capital stock of the Company created specifically ranking by its terms senior to any Series A Preferred Stock, in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.

The Company evaluated the Series A Preferred Stock for liability or equity classification under ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Series A Preferred Stock did not meet the definition of the liability under ASC 480. Additionally, the Series A Preferred Stock is not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within control of the Company. As such, the Company recorded the Series A Preferred Stock as permanent equity.

At-the-market equity offering programs

On March 30, 2017, the Company established an at-the-market equity offering program pursuant to which it was able to offer and sell up to $35.0 million of its common stock at then-current market prices from time to time through Cantor Fitzgerald & Co. (“Cantor”), as sales agent. On August 28, 2017, the Company amended its sales agreement with Cantor to increase the maximum aggregate offering price of shares of common stock that can be sold under the at-the-market equity offering program to $75.0 million. The Company did not make any sales under this program during the year ended December 31, 2021. During the year ended December 31, 2020, the Company sold 6,769,559 shares under this program for net proceeds of approximately $12.2 million (after deducting commissions and other offering expenses).

In August 2021, the Company entered into a sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). During the year-ended December 31, 2022 and 2021, the Company sold 23,573,403 shares and 2,930,585 shares, respectively, under the August 2021 ATM for net proceeds of approximately $27.4 million and $6.8 million, respectively, (after deducting commissions and other offering expenses).

Private Investment in Public Equity (PIPE)

On February 27, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors in which the Company agreed to sell 46,511,628 shares of common stock at a purchase price of $2.15 per share, which represents 12.6% premium to the last reported sale price of the Company’s common stock of $1.91 per share on February 27, 2020. On March 3, 2020, the closing occurred. The aggregate proceeds net of underwriting discounts and offering costs, were approximately $93.8 million.

8. Stock-based compensation

Stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Research and development	$1,766	$2,099	$1,935
Selling, general and administrative	4,281	5,612	6,183
Total stock-based compensation expense	$6,047	$7,711	$8,118

All of the $6.0 million, $7.7 million, and $8.1 million of stock-based compensation expense recorded during the years ended December 31, 2022, 2021, and 2020, respectively, was recorded to additional paid-in capital.

The Company has awards outstanding under two equity compensation plans, the 2021 Equity Incentive Plan (the “2021 Plan”), and the Amended and Restated 2012 Incentive Plan (the “2012 Plan”), as well as the inducement award program. As of December 31, 2022 and 2021, there were no awards outstanding under the 2010 Equity Incentive Plan (the “2010 Plan”). Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the individual plans.

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

As of December 31, 2022, under the 2021 Plan, the Company has granted stock options for 4,685,445 shares of common stock, of which 404,850 have been forfeited and 0 have been exercised, and granted RSUs for 2,032,397 shares of common stock, of which 213,400 have been forfeited and 541,012 have vested. As of December 31, 2022, 20,996,662 shares remain available for future issuance. The exercise price of each option has been equal to the closing price of a share of the Company’s common stock on the grant date.

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

Awards under the 2012 Plan may include the following award types: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, other stock-based or cash-based awards and any combination of the foregoing. As of December 31, 2022, under the 2012 Plan, the Company has granted stock options for 22,098,207 shares of common stock, of which 11,915,465 have been forfeited and 2,296,645 have been exercised, and granted RSUs for 6,678,621 shares of common stock, of which 1,049,068 have been forfeited and 5,302,060 have vested. The exercise price of each option has been equal to the closing price of a share of the Company’s common stock on the grant date. Upon adoption of the 2021 Plan, the Company ceased issuing awards from the 2012 Plan.

Inducement Award Program

In December 2014, the Company established an inducement award program (in accordance with Nasdaq Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase, and RSUs in respect of up to an aggregate of 750,000 shares of common stock to new or prospective employees as inducement to enter into employment with the Company. In December 2016, the Board of Directors authorized and reserved 580,000 additional shares of common stock under this program. In December 2017, the Board of Directors authorized and reserved 2,500,000 additional shares of common stock under this program. In June and December 2018, the Board of Directors authorized and reserved 1,700,000 and 1,250,000 additional shares of common stock under this program, respectively. In February 2020, the Board of Directors authorized the reduction of 2,033,367 shares available for issuance under this program. The program is governed by the terms of the 2021 Plan, but shares issued pursuant to the program are not issued under the 2021 Plan. As of December 31, 2022, the Company had granted options for 7,875,009 shares of common stock under the program, of which 5,439,075 have been forfeited and 584,016 have been exercised, and granted RSUs for 873,063 shares, of which 243,294 have been forfeited and 160,280 have vested. As of December 31, 2022, 1,605,930 shares remain available for future issuance.

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

A summary of the Company’s stock option activity and related information for the year ended December 31, 2022, is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	16,264,098	$3.56	6.7	$2,601
Granted	1,547,998	0.95
Exercised	(98,176)	1.20
Forfeited/cancelled	(3,695,310)	5.41
Outstanding at December 31, 2022	14,018,610	$2.80	7.1	$18
Vested at December 31, 2022	8,686,694	$3.28	6.1	$2

The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2022	2021	2020
Risk-free interest rate	3.13%	1.15%	0.60%
Volatility	88%	89%	96%
Dividend yield	—	—	—
Expected term (years)	5.8	6.0	6.0

The Company recorded stock-based compensation expense associated with employee and non-employee stock options of $4.2 million, $4.1 million, and $4.3 million, for the years ended December 31, 2022, 2021, and 2020, respectively. The weighted-average grant date fair value of options granted in the years ended December 31, 2022, 2021, and 2020 was $0.69, $1.82, and $1.62 per share, respectively. The fair value of options that vested during the years ended December 31, 2022, 2021, and 2020 was $4.4 million, $3.8 million, and $7.4 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2022 and 2021 was less than $0.1 million and $0.8 million, respectively.

At December 31, 2022 there was $6.6 million of total unrecognized compensation cost related to unvested stock options and the Company expects to recognize this cost over a remaining weighted-average period of 2.6 years.

Restricted Stock Units (“RSUs”)

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

A summary of RSU activity during the year ended December 31, 2022, is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2021	2,805,004	$2.44
Granted	398,413	$0.92
Vested	(876,829)	$2.63
Forfeited/cancelled	(251,621)	$2.29
Outstanding at December 31, 2022	2,074,967	$2.09

The Company recorded stock-based compensation expense associated with employee and non-employee RSUs of $1.8 million, $3.5 million, and $3.7 million, for the years ended December 31, 2022, 2021, and 2020, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021, and 2020 was approximately $2.3 million, $3.7 million, and $3.8 million, respectively.

At December 31, 2022, there was $4.3 million of total unrecognized compensation cost related to unvested RSUs and the Company expects to recognize this cost over a remaining weighted-average period of 2.8 years.

On March 27, 2020, the Company amended all outstanding stock options and RSUs awards held by employees (including executive officers), other than certain performance-based awards, to provide that, in the event of a change of control, such equity awards currently held by employees that are outstanding and unvested immediately prior to a change of control of the Company will become fully vested and, if applicable, exercisable immediately prior to, and subject to the consummation of, such change of control. The amendment was implemented to provide assurance to the Company’s existing employees and not in response to any change of control offer for the Company. The modification affected 93 employees and resulted in incremental stock compensation expense of $0.2 million that was recognized over the remaining requisite service period for each award. The modification resulted in incremental stock compensation expense of $0.0 million, $0.1 million, and $0.1 million recognized in the years ended December 31, 2022, 2021 and 2020, respectively.

The Company modified all unvested equity awards held by 41 employees included in the August 2020 Restructuring discussed in Note 14. Restructurings. On September 30, 2020, the Company accelerated all unvested awards held by employees included in the August 2020 Restructuring to be fully vested on September 30, 2020. As a result of the modification, the Company recognized incremental stock compensation cost of approximately $0.5 million during year ended December 31, 2020 within selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

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

	Year ended December 31,
	2022	2021	2020
Risk-free interest rate	1.56%	0.07%	1.04%
Volatility	77%	68%	109%
Dividend yield	—	—	—
Expected term (years)	0.5	0.5	0.5

The Company has recognized $0.1 million of stock-based compensation expense under the Amended and Restated 2018 ESPP, for each of the years ended December 31, 2022, 2021, and 2020. During the year ended December 31, 2022, 2021, and 2020, the Company issued 122,332 shares, 110,060 shares and 358,193 shares, respectively, of common stock for proceeds of $0.2 million, $0.2 million and $0.4 million, respectively under the Amended and Restated 2018 ESPP.

9. Convertible Senior Notes

2018 Notes

On October 17, 2018, the Company closed a registered direct public offering of $150.0 million aggregate principal amount of the Company’s 2018 Notes for net proceeds of approximately $145.3 million. The 2018 Notes are governed by the terms of a base indenture for senior debt securities (the “2018 Base Indenture”), as supplemented by the first supplemental indenture thereto (the “Supplemental Indenture” and together with the “2018 Base Indenture”, the “2018 Indenture”), each dated October 17, 2018, by and between the Company and Wilmington Trust, National Association, (“Wilmington”) as trustee. The 2018 Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2019. The 2018 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms.

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

The Company assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon the Company’s stockholders approving an increase in the number of authorized shares of Common Stock in December 2018. The Company determined that all other features of the 2018 Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through December 31, 2022.

2019 Notes

On November 14, 2019 and December 23, 2019, the Company entered into privately negotiated agreements to exchange approximately $114.3 million and $7.4 million, respectively, aggregate principal amount of the 2018 Notes for (i) approximately $62.9 million and $4.0 million, respectively, aggregate principal amount of newly issued 5.00% Convertible Senior Second Lien Notes due 2048 (the “2019 Notes”), (ii) an aggregate of $11.4 million and $0.7 million, respectively, in 2018 Notes principal repayment and (iii) accrued interest on the 2018 Notes through November 14, 2019 and December 23, 2019, respectively. The 2019 Notes are governed by the terms of an indenture (the “2019 Indenture”). The 2019 Notes are senior secured obligations of the Company and bear interest at 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 2019 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with the terms.

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

The 2019 Notes were convertible into shares of the Company’s common stock, par value $0.0001 per share, together, if applicable, with cash in lieu of any fractional share, at an initial conversion rate of 606.0606 shares of common stock per $1,000 principal amount of the 2019 Notes, which corresponds to an initial conversion price of approximately $1.65 per share of common stock. In addition, if the holders converted the 2019 Notes with a conversion date that is on or prior to November 1, 2020, then the consideration due upon any such conversion will also include a cash interest make-whole payment for all future scheduled interest payments on the converted 2019 Notes through November 1, 2020 (“2019 Notes Interest Make-Whole Provision”).

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

2020 Notes

On November 6, 2020, the Company entered into a privately negotiated agreement with an investor who was a holder of the Company’s 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 5.00% Convertible Senior Notes due 2048 (the “2020 Notes” and together with the 2018 Notes and 2019 Notes referred to as the “Notes”). The issuance of the 2020 Notes closed on November 13, 2020. The 2020 Notes were governed pursuant to the Base Indenture between the Company and Wilmington, as trustee and collateral agent, dated as of October 17, 2018 as supplemented by the second supplemental indenture thereto dated as of November 13, 2020 (the “2020 Notes Supplemental Indenture” and together with the Base Indenture, the “2020 Indenture”).

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

All Notes

The Company determined that the expected life of the 2018 Notes, 2019 Notes, and 2020 Notes was equal to the period through November 1, 2023, as this represents the point at which the 2018 Notes, 2019 Notes, and 2020 Notes were initially subject to repurchase by the Company at the option of the holders. Accordingly, for the 2018 Notes, the total debt discount, inclusive of the fair value of the embedded conversion feature derivative at issuance is being amortized using the effective interest method through November 1, 2023. For the 2019 Notes and 2020 Notes, the total debt discount, inclusive of the fair value of the embedded conversion feature derivative at issuance and change in fair value of conversion option upon exchange, was being amortized using the effective interest method through November 1, 2023. Pursuant to ASC 815-15-40-1, upon conversion of the 2019 Notes and 2020 Notes into common stock, the remaining debt discount on the conversion date was recorded to interest expense in the statements of operations and comprehensive loss. For the year ended December 31, 2022, the Company recognized less than $0.1 million of interest expense related to the 2018 Notes.

10. Net Loss per Share

ASC Topic 260, Earnings Per Share, requires the Company to calculate its net loss per share based on basic and diluted net loss per share, as defined. Basic EPS excludes dilution and is computed by dividing net loss by the weighted average number of shares outstanding for the period. For the years ended December 31, 2022, 2021, and 2020 net loss, basic and diluted EPS are the same as the assumed exercise of stock options, restricted stock units, and the Notes are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Outstanding stock options	14,018,610	16,264,098	12,690,745
Outstanding restricted stock units	2,074,967	2,805,004	2,649,317
2018 Notes	41,873	41,873	41,873
2020 Notes	—	—	8,615,384
Employee stock purchase plan	82,496	57,636	53,372
Series A Preferred Stock	10,000,000	—	—
Total potentially dilutive securities	26,217,946	19,168,611	24,050,691

11. Income Taxes

As of December 31, 2022, the Company had federal and state NOL carryforwards of approximately $436.6 million and $203.3 million, respectively, which are available to reduce future taxable income. The Company also had federal and state tax credits of $5.6 million and $1.9 million, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2042, except for $240.9 million of federal NOL carryforwards which may be carried forward indefinitely.

During the year ended December 31, 2020, the Company recorded income tax expense of $0.2 million, which primarily related to state income tax as a result of the sale of COPIKTRA license and related assets to Secura. Refer to Note 13. License, collaboration and commercial agreements for further discussion of the sale to Secura.

For the years ended December 31, 2022, 2021, and 2020 income tax expense consisted of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Current tax expense:
Federal	$—	$—	$—
State	—	—	194
Current income tax expense	—	—	194
Deferred
Federal	—	—	—
State	—	—	—
Deferred income tax expense	—	—	—
Total income tax expense	$—	$—	$194

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	December 31,
	2022	2021
Income tax benefit using U.S. federal statutory rate	21.00%	21.00%
State tax benefit, net of federal benefit	2.15%	3.01%
Research and development tax credits	2.81%	2.71%
Stock-based compensation	(2.17)%	—%
Permanent items	(0.08)%	(0.44)%
Change in the valuation allowance	(21.41)%	(21.23)%
NOL and tax credit expiration under Section 382	(2.26)%	(4.34)%
Other	(0.04)%	(0.71)%
	—%	—%

The principal components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$103,243	$98,777
Capitalized research and development	11,621	1,276
Research and development credits	7,107	4,516
Stock-based compensation	3,450	4,200
Installment sale	7,768	8,819
Lease liability	538	730
Other deferred tax assets	587	411
Total deferred tax assets	134,314	118,729
Deferred tax liabilities:
Right-of-use asset	(425)	(574)
Debt discount	(4)	(11)
Other deferred tax liability	(29)	(91)
Total deferred tax liabilities	(458)	(676)
Net deferred tax asset prior to valuation allowance	133,856	118,053
Valuation allowance	(133,856)	(118,053)
Net deferred tax asset	$—	$—

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and development (“R&D”) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during 2022 and resulted in capitalized R&D costs of $44.5 million as of December 31, 2022. The Company will amortize these costs for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S.

The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2022 and 2021 because the Company’s management believes that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of approximately $15.8 million in the year ended December 31, 2022, primarily relates to the capitalization of research and development expenses, the generation of NOLs and R&D credits.

Section 382 of the Internal Revenue Code and similar provisions under state law limit the utilization of U.S. NOL carryforwards, state NOL carryforwards, R&D credits, and Orphan Drug (“OD”) credits following certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. Based on the Company’s analysis under Section 382, the Company believes that its federal NOL carryforwards, its state NOL carryforwards, R&D credits, and OD credits are limited by Section 382 and similar provisions under state law as of December 31, 2022. The portion of federal NOL carryforwards, state NOL carryforwards, R&D credits, and OD credits that were determined to be limited have been written off as of December 31, 2022. The remaining unused carryforwards and credits remain available for future periods. Due the Company’s full valuation allowance the write off of NOL carryforwards and R&D and OD credits did not have any impact to the statements of operation and comprehensive loss.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. From inception and through December 31, 2022, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not conducted a study of R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

12. Commitments and contingencies

The Company has entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts. Please refer to Note 6. Leases for further details regarding the minimum aggregate future lease commitments as of December 31, 2022. In conjunction with the execution of the Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of December 31, 2022, and 2021. The amount is included in non-current restricted cash on the consolidated balance sheets as of December 31, 2022, and 2021.

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

13. License, collaboration and commercial agreements

Secura Bio, Inc. (“Secura”)

On August 10, 2020, the Company and Secura signed the Secura APA and on September 30, 2020, the transaction closed.

Pursuant to the Secura APA, the Company sold to Secura its exclusive worldwide license, including related assets, for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib. The sale included certain intellectual property related to duvelisib in oncology indications, certain existing duvelisib inventory, claims and rights under certain contracts pertaining to duvelisib. Pursuant to the Secura APA, Secura assumed all operational and financial responsibility for activities that were part of the Company’s duvelisib oncology program, including all commercialization efforts related to duvelisib in the United States and Europe, as well as the Company’s ongoing duvelisib clinical trials. Further, Secura assumed all obligations with existing collaboration partners developing and commercializing duvelisib, which include Yakult Honsha Co., Ltd. (“Yakult”), CSPC Pharmaceutical Group Limited (“CSPC”), and Sanofi. Additionally, Secura assumed all royalty payment obligations due under the amended and restated license agreement with Infinity Pharmaceuticals, Inc. (“Infinity”) (“Infinity License Agreement”).

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

The Company determined $0.1 million of future potential royalties the Company expects to receive pursuant to the Secura APA were not constrained as of December 31, 2022. When estimating the amount of royalties to be received that were not constrained, the Company used the expected value method as there are a range of possible outcomes. When estimating royalties expected to be received, the Company used a combination of internal projections and forecasts and data from external sources. The Company determined that all other future potential royalties were constrained under the guidance as of December 31, 2022. As part of the Company’s evaluation of the constraint on future royalties, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in royalty payments. Those factors include: the likelihood and magnitude of revenue reversals related to future royalties, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence, the amount of time to resolve the uncertainty, and lack of significant history of selling COPIKTRA outside of the United States.

As the consideration for future royalties is conditional, the Company recorded a corresponding contract asset for the expected future royalties. Portions of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional. As of December 31, 2022, the $0.1 million contract asset has been recorded within prepaid and other current assets on the consolidated balance sheet.

The following table presents changes in the Company’s contract asset for the year ended December 31, 2022 (in thousands):

Contract Asset:	December 31, 2021	Additions	Reclassification to receivable	December 31, 2022
Contract asset - Secura	$170	$96	$(170)	$96
Total	$170	$96	$(170)	$96

During the year ended December 31, 2022, one regulatory milestone was achieved by Secura’s sublicensee, CSPC, of which 50% of the milestone or $2.5 million was paid to the Company pursuant to the Secura APA. The Company determined all other future potential milestones were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of December 31, 2022. As part of the Company’s evaluation of the constraint, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for a long period of time. All other future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

During the year ended December 31, 2022, the Company recognized $2.6 million of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive loss. The sale of COPIKTRA license and related assets revenue for the year ended December 31, 2022 related to one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the year ended December 31, 2022, and future royalties expected to be received pursuant to the Secura APA that were not constrained.

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

Chugai Pharmaceutical Co., Ltd (Chugai)

On January 7, 2020, the Company entered into a license agreement with Chugai (the “Chugai Agreement”) whereby Chugai granted the Company an exclusive worldwide license for the development, commercialization and manufacture of products containing avutometinib, a dual RAF/MEK inhibitor.

Under the terms of the Chugai Agreement, the Company received an exclusive right to develop and commercialize products containing avutometinib at the Company’s own cost and expense. The Company is required to pay Chugai a non-refundable payment of $3.0 million which was paid in February 2020. The Company is further obligated to pay Chugai double-digit royalties on net sales of products containing avutometinib, subject to reduction in certain circumstances. Chugai also obtained opt back rights to develop and commercialize avutometinib (a) in the European Union, which option may be exercised through the date the Company submits a NDA to the FDA for a product which contains avutometinib as the sole active pharmaceutical ingredient and (b) in Japan and Taiwan, which option may be exercised through the date the Company receives marketing authorization from the FDA for a product which contains avutometinib as the sole active pharmaceutical ingredient. As consideration for executing either option, Chugai would have to make a payment to the Company calculated on the Company’s development costs to date. Chugai has communicated their intention not to exercise their opt back rights for Japan, Taiwan, or the European Union. Chugai and the Company have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.

Unless earlier terminated, the Chugai Agreement will expire upon the fulfillment of the Company’s royalty obligations to Chugai for the sale of any products containing avutometinib, which royalty obligations expire on a product-by-product and country-by-country basis, upon the last to occur, in each specific country, of (a) expiration of valid patent claims covering such product or (b) 12 years from the first commercial sale of such product in such country.

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

The Company evaluated the license agreement with Chugai under ASC Topic 805, Business Combinations (“ASC 805”) and concluded that as the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. The Company recorded the up-front payment of $3.0 million as research and development expense within the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

Infinity Pharmaceuticals, Inc. (“Infinity”)

In November 2016, the Company entered into the Infinity License Agreement with Infinity under which the Company acquired an exclusive worldwide license for the research, development, commercialization, and manufacture of products in oncology indications containing duvelisib.

Pursuant to the terms of the Infinity License Agreement, the Company was obligated to pay Infinity royalties on worldwide net sales of any products in an oncology indication containing duvelisib ranging from the mid-single digits to the high single-digits. In addition to the foregoing, the Company was obligated to pay Infinity an additional royalty of 4% on worldwide net sales of any products in an oncology indication containing duvelisib to cover the reimbursement of research and development costs owed by Infinity to Mundipharma International Corporation Limited and Purdue Pharmaceutical Products L.P.

During the year ended December 31, 2022, 2021, and 2020, the Company recorded royalty expense of $0.0 million, $0.0 million, and $1.3 million, respectively related to the Infinity License Agreement, which are included in costs of sales - product within the consolidated statements of operation and comprehensive loss.

As discussed above under heading Secura Bio, Inc. (“Secura”) as of September 30, 2020, Secura has assumed from the Company all responsibilities and obligations under the Infinity License Agreement. All royalties due pursuant to the Infinity License Agreement are the sole responsibility of Secura.

Sanofi

On July 25, 2019, the Company entered into a license and collaboration agreement with Sanofi (the “Sanofi Agreement”), under which the Company granted exclusive rights to Sanofi to develop and commercialize products containing duvelisib in Russia, the Commonwealth of Independent States (“CIS”), Turkey, the Middle East and Africa (collectively the “Sanofi Territory”) for the treatment, prevention, palliation or diagnosis of any oncology indication in humans or animals.

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

As discussed above under heading Secura Bio, Inc. (“Secura”) as of September 30, 2020, Secura has assumed from the Company all responsibilities and obligations under the Sanofi Agreement. After September 30, 2020, the Company is entitled to 50% of future milestone payments and royalties pursuant to the Secura APA discussed under heading Secura Bio, Inc. (“Secura”) above. Future milestone and royalty payments pursuant to the Sanofi Agreement will be paid by Sanofi to Secura. The Company’s portion of such milestone and royalty payments will be subsequently remitted to the Company by Secura.

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

As discussed above under heading Secura Bio, Inc. (“Secura”) as of September 30, 2020, Secura has assumed from the Company all responsibilities and obligations under the Yakult Agreement. After September 30, 2020, the Company is entitled to 50% of future milestone payments and royalties pursuant to the Secura APA discussed under heading Secura Bio, Inc. (“Secura”) above. Payments pursuant to the Yakult Agreement will be paid by Yakult to Secura. The Company’s portion of such milestone and royalty payments will be subsequently remitted to the Company by Secura.

CSPC Pharmaceutical Group Limited (CSPC)

On September 25, 2018, the Company entered into a license and collaboration agreement with CSPC (the CSPC Agreement), under which the Company granted exclusive rights to CSPC to develop and commercialize products containing duvelisib in the People’s Republic of China (China), Hong Kong, Macau and Taiwan (collectively, the “CSPC Territory”) for the treatment, prevention, palliation or diagnosis of all oncology indications in humans.

CSPC paid the Company an aggregate upfront, non-refundable payment of $15.0 million, less the previously paid $5.0 million Exclusivity Fee. The Company is also entitled to receive aggregate payments of up to $160.0 million if certain development, regulatory and commercial milestones are successfully achieved. CSPC is obligated to pay the Company a double-digit royalty on net sales of products containing duvelisib in the CSPC Territory, subject to reduction in certain circumstances, and to fund certain global development costs related to worldwide clinical trials conducted by the Company in which CSPC has opted to participate (“Global Clinical Trials”) on a pro-rata basis.

As discussed above under heading Secura Bio, Inc. (“Secura”) as of September 30, 2020 Secura has assumed from the Company all responsibilities and obligations under the CSPC Agreement. After September 30, 2020, the Company is entitled to 50% of future milestone payments and royalties pursuant to the Secura APA discussed under heading Secura Bio, Inc. (“Secura”) above. Payments pursuant to the CSPC Agreement will be paid by CSPC to Secura. The Company’s portion of such milestone and royalty payments will be subsequently remitted to the Company by Secura.

14. Restructurings

On February 27, 2020, following further analysis of the Company’s strategy, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 31 positions across the Company and other cost-saving measures (the “February 2020 Restructuring”). The February 2020 Restructuring is designed to streamline operations, speed execution of the Company’s clinical development of avutometinib and defactinib, and reflect a focused, account-based approach in the field.

In August 2020, in connection with the duvelisib sale to Secura pursuant to the Secura APA, the Company committed to a strategic restructuring (the “August 2020 Restructuring”). The restructuring included a workforce reduction of approximately 41 positions primarily in the Company’s commercial operations department.

During the year-ended December 31, 2020, the Company recorded an aggregate expense of $4.6 million for the February 2020 Restructuring and August 2020 Restructuring for one-time termination benefits for employee severance, benefits, and related costs. This expense is reflected in the consolidated statements of operation and comprehensive loss as selling general, and administrative expense for $4.1 million, and research and development expense for $0.5 million. There were no restructuring expenses for the years ended December 31, 2022 and 2021.

15. Employee benefit plan

In June 2011, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre-tax or post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of approximately $0.8 million, $0.8 million, and $0.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

16. Subsequent events

The Company reviews all activity subsequent to year end but prior to the issuance of the consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the consolidated balance sheet date. The Company is not aware of any material subsequent events other than the following:

Securities Purchase Agreement

On January 24, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with BVF, pursuant to which the Company agreed to sell and issue to BVF in a private placement (the “Private Placement”) up to 2,144,160 shares of its Series B convertible preferred stock, par value $0.0001 per share (the “Series B Preferred Stock”), in two tranches. The Series B Preferred Shares will be convertible into the Company’s common stock at the option of the holders at any time, subject to certain limitations, at a conversion rate equal to $0.5901 per share.

The Company agreed to sell and issue in the first tranche of the Private Placement 1,200,000 shares of Preferred Stock at a purchase price of $25.00 per share of Preferred Stock (equivalent to $0.5901 per share of common stock). The first tranche of the Private Placement closed on January 27, 2023 and the Company received gross proceeds from the first tranche of the Private Placement of approximately $30.0 million, before deducting fees to the placement agent and other offering expenses.

In addition, the Company agreed to sell and issue in the second tranche of the Private Placement 944,160 shares of Series B Preferred Stock at a purchase price of $31.77 per share of Preferred Stock (equivalent to $0.75 per share of common stock) if at any time within 18 months following the closing of the first tranche the 10-day volume weighted average price of the Company’s Common Stock (as quoted on Nasdaq and as calculated by Bloomberg) should reach at least $1.125 per share (adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as needed) with aggregate trading volume during the same 10-

day period of at least $25 million within 18 months from the closing date of the initial tranche. The second tranche of the Private Placement is expected to close within seven trading days of meeting the second tranche conditions and will be subject to additional, customary closing conditions. If the second tranche conditions are satisfied, the Company anticipates receiving gross proceeds from the second tranche of the Private Placement of approximately $30.0 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

Silicon Valley Bank

On March 10, 2023, Silicon Valley Bank (“SVB”), based in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC announced that all depositors of SVB will be fully protected and have access to all their money starting March 13, 2023. As of March 13, 2023, the Company’s deposit balance at SVB was approximately $2 million. The Company is continually monitoring developments related to the recovery of its uninsured funds at SVB.