Form 10-Q
period 2023-03-31
Verastem, Inc.
filed 2023-05-09
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR
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

As of May 8, 2023 there were 200,861,380 shares of Common Stock outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the uncertainties inherent in research and development of avutometinib and defactinib, such as negative or unexpected results of clinical trials; whether and when any applications for avutometinib and defactinib may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve any such other applications that may be filed for avutometinib and defactinib, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted and, if approved, whether avutometinib or defactinib will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for avutometinib and defactinib; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of avutometinib and defactinib; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that avutometinib or defactinib will cause unexpected safety events, experience manufacturing or supply interruptions or failures, or result in unmanageable safety profiles as compared to their levels of efficacy; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for avutometinib or defactinib; that we will be unable to in-license additional compounds or successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned; that we may not have sufficient cash to fund our contemplated operations; that we may not attract and retain high quality personnel; that we or Chugai Pharmaceutical, Co. Ltd., will fail to fully perform under the license agreement; that our target market for our product candidates might be smaller than we are presently estimating; that we or Secura Bio, Inc. will fail to fully perform under the asset purchase agreement; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates, that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients; and that the duration and impact of COVID-19 may affect, precipitate or exacerbate one or more of the foregoing risks and uncertainties. Other risks and uncertainties include those identified in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with Securities and Exchange Commission (“SEC”) on March 14, 2023, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$97,260	$74,933
Short-term investments	13,944	12,961
Accounts receivable, net	—	31
Prepaid expenses and other current assets	7,689	4,945
Total current assets	118,893	92,870
Property and equipment, net	62	92
Right-of-use asset, net	1,645	1,789
Restricted cash	241	241
Other assets	36	58
Total assets	$120,877	$95,050
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$4,903	$4,901
Accrued expenses	13,938	14,983
Note Payable	1,004	—
Deferred liabilities	1,403	710
Lease liability, short-term	829	794
Convertible senior notes	282	275
Total current liabilities	22,359	21,663
Non-current liabilities:
Long-term debt	39,574	24,526
Lease liability, long-term	1,250	1,470
Preferred stock tranche liability	3,510	—
Total liabilities	66,693	47,659
Convertible preferred stock:
Series B Convertible Preferred Stock, $0.0001 par value; 2,144 and 0 shares designated at March 31, 2023 and December 31, 2022, respectively; 1,200 and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	21,159	—
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 5,000 shares authorized:
Series A Convertible Preferred Stock, $0.0001 par value; 1,000 shares designated, 1,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 200,836 and 200,541 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	786,236	784,894
Accumulated other comprehensive income	6	—
Accumulated deficit	(753,237)	(737,523)
Total stockholders’ equity	33,025	47,391
Total liabilities, convertible preferred stock and stockholders’ equity	$120,877	$95,050

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2023	2022
Revenue:
Sale of COPIKTRA license and related assets	$—	$2,596
Total revenue	—	2,596
Operating expenses:
Research and development	12,015	13,642
Selling, general and administrative	7,329	5,934
Total operating expenses	19,344	19,576
Loss from operations	(19,344)	(16,980)
Other income (expense)	(7)	28
Interest income	976	46
Interest expense	(769)	(56)
Change in fair value of preferred stock tranche liability	3,430	—
Net loss	$(15,714)	$(16,962)
Net loss per share—basic and diluted	$(0.08)	$(0.09)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	200,679	186,264

Net loss	$(15,714)	$(16,962)
Unrealized gain (loss) on available-for-sale securities	6	(147)
Comprehensive loss	$(15,708)	$(17,109)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

								Accumulated
							Additional	other		Total
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2022	—	$—	1,000,000	$—	200,540,946	$20	$784,894	$—	$(737,523)	$47,391
Net loss	—	—	—	—	—	—	—	—	(15,714)	(15,714)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	6	—	6
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	212,075	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,313	—	—	1,313
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	82,496	—	29	—	—	29
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $1,901 and preferred stock tranche liability of $6,940	1,200,000	21,159	—	—	—	—	—	—	—	—
Balance at March 31, 2023	1,200,000	$21,159	1,000,000	$—	200,835,517	$20	$786,236	$6	$(753,237)	$33,025

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2021	185,286,480	$19	$751,217	$34	$(663,711)	$87,559
Net loss	—	—	—	—	(16,962)	(16,962)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(147)	—	(147)
Issuance of common stock resulting from at-the-market transactions, net	285,900	—	575	—	—	575
Issuance of common stock resulting from vesting of restricted stock units	699,635	—	—	—	—	—
Stock-based compensation expense	—	—	1,646	—	—	1,646
Issuance of common stock under Employee Stock Purchase Plan	57,636	—	100	—	—	100
Balance at March 31, 2022	186,329,651	$19	$753,538	$(113)	$(680,673)	$72,771

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
Operating activities
Net loss	$(15,714)	$(16,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	30
Amortization of right-of-use asset and lease liability	(41)	(37)
Stock-based compensation expense	1,313	1,646
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	(36)	17
Change in fair value of preferred stock tranche liability	(3,430)	—
Changes in operating assets and liabilities:
Accounts receivable, net	31	(2,128)
Prepaid expenses, other current assets and other assets	(2,089)	510
Accounts payable	2	92
Accrued expenses and other liabilities	(1,045)	(2,449)
Deferred liabilities	693	—
Net cash used in operating activities	(20,286)	(19,281)
Investing activities
Purchases of investments	(13,804)	(4,986)
Maturities of investments	13,000	24,250
Net cash provided by (used in) investing activities	(804)	19,264
Financing activities
Proceeds from issuance of Series B Convertible Preferred Stock, net	28,099	—
Proceeds from long-term debt, net	14,918	24,772
Proceeds from insurance premium financing	1,430	—
Payments on insurance premium financing	(426)	—
Proceeds from the exercise of stock options and employee stock purchase program	29	100
Proceeds from the issuance of common stock, net	—	580
Net cash provided by financing activities	44,050	25,452
Increase in cash, cash equivalents and restricted cash	22,960	25,435
Cash, cash equivalents and restricted cash at beginning of period	75,789	21,493
Cash, cash equivalents and restricted cash at end of period	$98,749	$46,928
Supplemental disclosure of non-cash investing and financing activities
Issuance of preferred stock tranche liability	6,940	—
Deferred financing costs included in accounts payable and accrued expenses	$—	$624

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the “Company”) is a late stage development biopharmaceutical company, with an ongoing registration directed trial, committed to advancing new medicines for patients battling cancer. The Company’s pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/ MEK inhibition and FAK inhibition.

The Company’s most advanced product candidates, avutometinib and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, but not limited to low-grade serous ovarian cancer (“LGSOC”), non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), pancreatic cancer, and melanoma. The Company believes that avutometinib may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

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

The Company has historical losses from operations and anticipates that it may continue to incur operating losses as it continues the research and development of its product candidates. As of March 31, 2023, the Company had cash, cash equivalents, and investments of $111.2 million, and an accumulated deficit of $753.2 million. The Company expects its existing cash resources will be sufficient to fund its planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

The Company expects to finance the future development costs of its clinical product portfolio with its existing cash, cash equivalents, and investments, through potential future milestones and royalties received pursuant to the Secura APA, through the loan and security agreement with Oxford Finance LLC (“Oxford”), or through other strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as outlined within “Recently Adopted Accounting Standards Updates” section immediately below.

Recently Adopted Accounting Standards Updates

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Effective January 1, 2023, the Company adopted the provisions of ASU 2016-13. The adoption did not have a material impact on the Company's condensed consolidated financial statements or related financial statement disclosures.

In August 2020, the FASB issued No. ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The ASU also simplifies the diluted earnings per share calculation in certain areas. The Company elected to adopt this standard on January 1, 2023 under the modified retrospective transition method. The adoption did not have a material impact on the Company's condensed consolidated financial statements or related financial statement disclosures.

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). ASU 2022-04 requires the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. This guidance is effective for fiscal years beginning after December 15, 2022. We adopted this guidance as of January 1, 2023, on a prospective basis. The adoption of the standard only resulted in new disclosures for amounts presented within Notes Payable and did not affect the Company’s recognition, measurement, or financial statement presentation of supplier finance program obligations on the condensed consolidated financial statements. For additional information on the new disclosures, see Note 9, Notes Payable.

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of March 31, 2023, the Company’s cash, cash equivalents and investments were deposited at four financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements. As of March 31, 2023, the Company did not have an accounts receivable balance. For the three months ended March 31, 2023, the Company did not record any revenue.

Proceeds from Grants

In May 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is expected to support a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 trial will evaluate whether combining avutometinib (to target mutant KRAS, which is found in more than 90% of pancreatic adenocarcinomas) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with such pancreatic cancers. Through March 31, 2023, the Company has received $1.8 million of cash proceeds in which was initially recorded as deferred liabilities on the balance sheet. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate. The Company recorded $0.1 million of the proceeds as a reduction of research and development expense during the three months ended March 31, 2023. As of March 31, 2023, the Company recorded $1.4 million as deferred liabilities in the consolidated balance sheet related to the PanCAN Grant.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$97,260	$74,933
Restricted cash	1,489	856
Total cash, cash equivalents and restricted cash	$98,749	$75,789

Amounts included in restricted cash as of March 31, 2023 and December 31, 2022 represent (i) cash received pursuant to the PanCAN Grant restricted for future expenditures for specific research and development activities of $1.2 million and $0.6 million, respectively, and (ii) cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. Cash received pursuant to the PanCAN Grant is included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The letters of credit are included in non-current restricted cash on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$78,301	$70,824	$7,477	$—
Short-term investments	13,944	—	13,944	—
Total financial assets	$92,245	$70,824	$21,421	$—
Preferred stock tranche liability	$3,510	$—	$—	$3,510

	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$73,613	$72,617	$996	$—
Short-term investments	12,961	—	12,961	—
Total financial assets	$86,574	$72,617	$13,957	$—

The Company’s cash equivalents and short-term investments consist of U.S. Government money market funds, corporate bonds, agency bonds and commercial paper of publicly traded companies. The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2023 or December 31, 2022.

A preferred stock tranche liability was recorded as a result of the entry into the Securities Purchase Agreement (defined herein) (see Note 11. Capital Stock). The fair value measurement of the preferred stock tranche liability is classified as Level 3 under the fair value hierarchy. The fair value of the preferred stock tranche liability was determined using a Monte-Carlo simulation. The inputs to the Monte-Carlo include the risk-free rate, stock price volatility, expected dividends and remaining term. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

Below are the inputs used to value the preferred stock tranche liability at January 24, 2023 and March 31, 2023:

	March 31, 2023	January 24, 2023
Risk-free interest rate	4.45-4.94%	4.41-4.84%
Volatility	95%	90%
Dividend yield	—	—
Remaining term (years)	1.3	1.5

The following table represents a reconciliation of the preferred stock right liability recorded in connection with the entry into the Securities Purchase Agreement:

January 1, 2023	$—
Fair value recognized upon entering into Securities Purchase Agreement	6,940
Fair value adjustment	(3,430)
March 31, 2023	$3,510

Fair Value of Financial Instruments

The fair value of the Company’s 2018 issued 5.00% Convertible Senior Notes due 2048 (the “2018 Notes”) was approximately $0.3 million as of March 31, 2023 and December 31, 2022, which equals the carrying value of the 2018 Notes on each date. The fair value of the 2018 Notes is influenced by the Company’s stock price, stock price volatility, and current market yields and was determined using Level 3 inputs.

The fair value of the Company’s long-term debt is determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the condensed consolidated balance sheet dates. The Company estimates that the fair value of its long-term debt was approximately $39.1 million as of March 31, 2023, which differs from the carrying value of $39.6 million. The Company estimates that the fair value of its long-term debt was approximately $24.9 million as of December 31, 2022, which differs from the carrying value of $24.5 million. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$91,271	$—	$—	$91,271
Corporate bonds, agency bonds and commercial paper (due within 90 days)	7,476	2	—	7,478
Total cash, cash equivalents & restricted cash:	$98,747	$2	$—	$98,749
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$13,940	$4	$—	$13,944
Total investments	$13,940	$4	$—	$13,944
Total cash, cash equivalents, restricted cash and investments	$112,687	$6	$—	$112,693

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$74,794	$—	$—	$74,794
Corporate bonds, agency bonds and commercial paper (due within 90 days)	995	—	$—	995
Total cash, cash equivalents & restricted cash:	$75,789	$—	$—	$75,789
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$12,961	$2	$(2)	$12,961
Total investments	$12,961	$2	$(2)	$12,961
Total cash, cash equivalents, restricted cash and investments	$88,750	$2	$(2)	$88,750

There were no realized gains or losses on investments for the three months ended March 31, 2023 or 2022. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's investments. Accrued interest receivable of $0.1 million is presented separately within the prepaid expenses and other current assets on the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022. There were no investments in an unrealized loss position as of March 31, 2023. There were two debt securities in an unrealized loss position as of December 31, 2022. None of these investments had been in an unrealized loss position for more than 12 months as of December 31, 2022. The fair value of these securities as of December 31, 2022 was $6.0 million and the aggregate unrealized loss was immaterial. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions and not credit related. At December 31, 2022, the Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its investments as of December 31, 2022.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Research and development expenses	$8,952	$8,535
Compensation and related benefits	1,786	3,844
Professional fees	972	469
Consulting fees	991	902
Interest	204	192
Commercialization costs	90	148
Other	943	893
Total accrued expenses	$13,938	$14,983

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

Pursuant to the Loan Agreement, the Company received an initial Term Loan of $25.0 million on the Closing Date and may borrow an additional $125.0 million of Term Loans at its option upon the satisfaction of certain conditions as follows:

i.	$15.0 million (the “Term B Loan”), when the Company has either (a) received the Regulatory Milestone Payment (as defined in the Secura APA) from Secura of $35.0 million which is due upon receipt of regulatory approval of COPIKTRA in the United States for the treatment of peripheral T-cell lymphoma (“PTCL”) or (b) received at least $50.0 million in unrestricted cash proceeds from the sale or issuance of equity securities after the Closing Date (the “Term B Milestones”). The Company may draw the Term B Loan within 60 days after the occurrence of one of the Term B Milestones, but no later than March 31, 2023.
ii.	$25.0 million (the “Term C Loan”), when the Company has received accelerated or full approval from the FDA of avutometinib for the treatment of LGSOC (the “Term C Milestone”). The Company may draw the Term C Loan within 60 days after the occurrence of the Term C Milestone, but no later than March 31, 2024.
iii.	$35.0 million (the “Term D Loan”), when the Company has achieved at least $50.0 million in gross product revenue calculated on a trailing six-month basis (the “Term D Milestone”). The Company may draw the Term D Loan within 30 days after the occurrence of the Term D Milestone, but no later than March 31, 2025.
iv.	$50.0 million (the “Term E Loan”), at the sole discretion of the Lenders.

On March 22, 2023, the Company elected to draw down the $15.0 million Term B Loan, having received at least $50.0 million in unrestricted cash proceeds from the sale or issuance of equity securities.

The Term Loans bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Interest is payable monthly in arrears on the first calendar day of each calendar month. As a result of the Term B Loan drawdown, beginning (i) April 1, 2025, or (ii) April 1, 2026, if either (A) avutometinib has received FDA approval for the treatment of LGSOC or (B) COPIKTRA has received FDA approval for the treatment of PTCL, the Company shall repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on March 1, 2027.

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

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The Company determined that all features of the Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s assessment through March 31, 2023.

 The debt issuance costs and the Final Payment Fee have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the debt as of March 31, 2023 and December 31, 2022 are detailed below (in thousands):

	March 31, 2023	December 31, 2022
Principal loan balance	$40,000	$25,000
Final Payment Fee	304	225
Debt issuance costs, net of accretion	(730)	(699)
Long-term debt, net of discount	$39,574	$24,526

The following table sets forth total interest expense for the three-month periods ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Contractual Interest	$632	$41
Amortization of debt discount and issuance costs	58	10
Amortization of Final Payment Fee	79	5
Total	$769	$56

As of March 31, 2023, future principal payments due are as follows (in thousands):

2023	—
2024	—
2025	15,000
2026	20,000
2027	5,000
Total principal payments	$40,000

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

The Company accounted for its Needham, Massachusetts office space as an operating lease. The Company’s lease contains an option to renew and extend the lease terms and an option to terminate the lease prior to the expiration date. The Company has not included the lease extension or the termination options within the right-of-use asset and lease liability on the condensed consolidated balance sheets as neither option is reasonably certain to be exercised. The Company’s lease includes variable non-lease components (e.g., common area maintenance, maintenance, consumables, etc.) that are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. The Company does not have any other operating or finance leases.

As of March 31, 2023, a right-of-use asset of $1.6 million and lease liability of $2.1 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended March 31,
	2023	2022
Lease Expense
Operating lease expense	$221	$221
Total Lease Expense	$221	$221
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$262	$257

March 31, 2023
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	2.3
Weighted average discount rate	14.6%
Maturity Analysis
2023	798
2024	1,081
2025	546
Total	$2,425
Less: Present value discount	(346)
Lease Liability	$2,079

9. Notes Payable

In February 2023, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1.4 million, which accrues interest at 7.4% per annum, to fund a portion of the Company’s insurance policies. The Company is required to make monthly payments of $0.1 million through October 2023 including principal and interest. The agreement assigns AFCO a security interest in (i) all unearned premiums and dividends which may become payable under the insurance policies financed pursuant to this agreement, (ii) loss payments which reduce the unearned premiums, and (iii) the Company’s interest in any state insurance guarantee fund related to any of the insurance policies financed pursuant to this agreement. The outstanding balance at March 31, 2023 was $1.0 million recorded as note payable on the condensed consolidated balance sheets.

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

Prior to November 1, 2022, the Company did not have the right to redeem the 2018 Notes. After November 1, 2022, the Company may elect to redeem the 2018 Notes, in whole or in part, at a cash redemption price equal to the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest, if any.

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

The Company determined that the expected life of the 2018 Notes was equal to the period through November 1, 2023, as this represents the point at which the 2018 Notes are subject to repurchase by the Company at the option of the holders. Accordingly, for the 2018 Notes, the total debt discount, inclusive of the fair value of the embedded conversion feature derivative at issuance is being amortized using the effective interest method through November 1, 2023 at the effective interest rate of 15.65%.

The Company assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon the Company’s stockholders approving an increase in the number of authorized shares of Common Stock in December 2018. The Company determined that all other features of the 2018 Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through March 31, 2023.

The components of the carrying value of the 2018 Notes as of March 31, 2023 and December 31, 2022 are detailed below (in thousands):

	March 31, 2023	December 31, 2022
2018 Notes principal balance	$300	$300
Debt issuance costs, net of accretion	(18)	(25)
2018 Notes, net	$282	$275

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

2020 Notes

On November 6, 2020, the Company entered into a privately negotiated agreement with an investor who was a holder of the Company’s 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 5.00% Convertible Senior Notes due 2048 (the “2020 Notes”). The issuance of the 2020 Notes closed on November 13, 2020. In the third quarter of 2021, all 2020 Notes have converted into shares of common stock and are no longer outstanding.

11. Capital stock

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

Series B Convertible Preferred Stock

On January 24, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain purchasers pursuant to which the Company agreed to sell and issue to the purchasers in a private placement (the “Private Placement”) up to 2,144,160 shares of its Series B convertible preferred stock, par value $0.0001 per share (the “Series B Convertible Preferred Stock”), in two tranches. On January 24, 2023, the Company filed the Certificate of Designation of the Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock Certificate of Designation”) setting forth the preferences, rights and limitations of the Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware. The Series B Convertible Preferred Stock Certificate of Designation became effective upon filing.

Each share of the Series B Convertible Preferred Shares is convertible into 42.3657 shares of the Company’s common stock, at the option of the holders at any time, subject to certain limitations, including that the holder will be prohibited from converting Series B Convertible Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% (the “Conversion Blocker”) of the total common stock then issued and outstanding immediately following the conversion of such shares of Series B Convertible Preferred Stock. Holders of the Series B Convertible Preferred Stock are permitted to increase the Conversion Blocker to an amount not to exceed 19.99% upon 60 days’ notice.

The Company agreed to sell and issue in the first tranche of the Private Placement 1,200,000 shares of Series B Convertible Preferred Stock at a purchase price of $25.00 per share of Series B Convertible Preferred Stock (equivalent to $0.5901 per share of common stock). The first tranche of the Private Placement closed on January 27, 2023. The Company received gross proceeds from the first tranche of the Private Placement of approximately $30.0 million, before deducting fees to the placement agent and other offering expenses payable by the Company (“Series B Convertible Preferred Stock Proceeds”).

In addition, the Company agreed to sell and issue in the second tranche of the Private Placement 944,160 shares of Series B Convertible Preferred Stock at a purchase price of $31.77 per share of Series B Convertible Preferred Stock (equivalent to $0.75 per share of common stock) if at any time within 18 months following the closing of the first tranche the 10-day volume weighted average price of the Company’s common stock (as quoted on Nasdaq and as calculated by Bloomberg) should reach at least $1.125 per share (adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as needed) with aggregate trading volume during the same 10-day period of at least $25 million within 18 months from the closing date of the initial tranche. (the “Second Tranche Right”). The second tranche of the Private Placement is expected to close within seven trading days of meeting the second tranche conditions and will be subject to additional, customary closing conditions. If the Second Tranche Right conditions are satisfied, the Company anticipates receiving gross proceeds from the second tranche of the Private Placement of approximately $30.0 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

The Series B Convertible Preferred Stock ranks (i) senior to the common stock; (ii) senior to all other classes and series of equity securities of the Company that by their terms do not rank senior to the Series B Convertible Preferred Stock; (iii) senior to all shares of the Company’s Series A Convertible Preferred Stock the equity securities described in (i)-(iii), the “Junior Stock”); (iv) on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Series B Convertible Preferred Stock (the “Parity Stock”); (v) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Series B Convertible Preferred Stock (“Senior Stock”); and (vi) junior to all of the Company’s existing and future debt obligations, including convertible or exchangeable debt securities, in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily and as to the right to receive dividends.

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, after payment or provision for payment of the debts and other liabilities of the Company, and subject to the prior and superior rights of any Senior Stock, each holder of shares of Series B Convertible Preferred Stock will be entitled to receive, in preference to any distributions of any of the assets or surplus funds of the Company to the holders of the common stock and any of the Company’s securities that are Junior Stock and pari passu with any distribution to the holders of any Parity Stock, an amount equal to $1.00 per share of Series B Convertible Preferred Stock, plus an additional amount equal to any dividends declared but unpaid on such shares, before any payments shall be made or any assets distributed to holders of the common stock or any of our securities that Junior Stock.

So long as any shares of the Series B Convertible Preferred Stock remain outstanding, the Company cannot without the affirmative vote or consent of the holders of majority of the shares of the Series B Convertible Preferred Stock then-outstanding, in which the holders of the Series B Convertible Preferred Stock vote separately as a class: (a) amend, alter, modify or repeal (whether by merger, consolidation or otherwise) the Series B Convertible Preferred Stock Certificate of Designation, the Company’s certificate of incorporation, or the Company’s bylaws in any manner that adversely affects the rights, preferences, privileges or the restrictions provided for the benefit of, the Series B Convertible Preferred Stock; (b) issue further shares of Series B Convertible Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series B Convertible Preferred Stock; (c) authorize or issue any Senior Stock; or (d) enter into any agreement to do any of the foregoing that is not expressly made conditional on obtaining the affirmative vote or written consent of the majority of then-outstanding Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock are entitled to receive when, as and if dividends are declared and paid on the common stock, an equivalent dividend, calculated on an as-converted basis. Shares of Series B Convertible Preferred Stock are otherwise not entitled to dividends.

The Company classified the first tranche of the Series B Convertible Preferred Stock as temporary equity in the condensed consolidated balance sheets as the Company could be required to redeem the Series B Convertible Preferred Stock if the Company cannot convert the Series B Convertible Preferred Stock into shares of common stock for any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company which is not solely in the control of the Company. If the Company were required to redeem the Series B Convertible Preferred Stock, it would be based upon the volume-weighted-average price of common stock on an as converted basis on the date the holders provided a conversion notice to the Company. As of March 31, 2023, the Company did not adjust the carrying value of the Series B Convertible Preferred Stock since it was not probable the holders would be unable to convert the Series B Convertible Preferred Stock into shares of common stock due to any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company.

The Company evaluated the Second Tranche Right under ASC 480 and determined that it met the requirements for separate accounting from the initial issuance of Series B Convertible Preferred Stock as a freestanding financial instrument. The Company then determined the Second Tranche Right should be liability classified pursuant to ASC 480. As a result, the Company classified the Second Tranche Right as a non-current liability within the condensed consolidated balance sheets and the Second Tranche Right was initially recorded at fair value and is subsequently re-measured at fair value at the end of each reporting period. The fair value of the Second Tranche Right on the date of issuance was determined to be $6.9 million based on a Monte-Carlo valuation and the Company allocated $6.9 million of the Series B Convertible Preferred Stock Proceeds to this liability and recorded this amount as preferred stock tranche liability. On March 31, 2023, the fair value of the Second Tranche Right was determined to be $3.5 million, and the Company recorded this amount as preferred stock tranche liability on the condensed consolidated balance sheets. The Company recorded the mark-to-market adjustment of $3.4 million under change in fair value of preferred stock tranche liability within the condensed consolidated statements of operations and loss.

The Company determined that all other features of the securities offered pursuant to the Securities Purchase Agreement were clearly and closely associated with the equity host and did not require bifurcation or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through March 31, 2023.

Series A Convertible Preferred Stock

On November 4, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC (collectively referred to as “BVF”), pursuant to which BVF exchanged 10,000,000 shares of the Company’s common stock for 1,000,000 shares of newly designated Series A convertible preferred stock, par value $0.0001 per share (the “Series A Convertible Preferred Stock”) (the “Exchange”).

Each share of the Series A Convertible Preferred Stock is convertible into 10 shares of common stock at the option of the holder at any time, subject to certain limitations, including that the holder will be prohibited from converting Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% (the “Conversion Blocker”) of the total common stock then issued and outstanding immediately following the conversion of such shares of Preferred Stock. Holders of the Series A Preferred Stock are permitted to increase the Conversion Blocker to an amount not to exceed 19.99% upon 60 days’ notice.

Shares of Series A Convertible Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series A Convertible Preferred Stock will be required to amend the terms of the Series A Convertible Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Convertible Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock. Holders of Series A Preferred Stock are entitled to receive when, as and if dividends are declared and paid on the common stock, an equivalent dividend, calculated on an as-converted basis. Shares of Series A Convertible Preferred Stock are otherwise not entitled to dividends.

The Series A Convertible Preferred Stock (i) senior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to the Series A Convertible Preferred Stock; (ii) on parity with the common stock and any class or series of capital stock of the Company created specifically ranking by its terms on parity with the Series A Convertible Preferred Stock; and (iii) junior to the Series B Convertible Preferred Stock and to any class or series of capital stock of the Company created specifically ranking by its terms senior to any Series A Convertible Preferred Stock, in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.

12. Stock-based compensation

Stock options

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2023 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	14,018,610	$2.80	7.1	$18
Granted	9,925,247	0.66
Forfeited/cancelled	(98,248)	2.21
Expired	(130,000)	9.80
Outstanding at March 31, 2023	23,715,609	$1.87	8.1	$20
Vested at March 31, 2023	9,132,740	$3.09	6.1	$5

The fair value of each stock option granted during the three months ended March 31, 2023 and 2022 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended March 31,
	2023	2022
Risk-free interest rate	3.56%	2.18%
Volatility	90%	87%
Dividend yield	—	—
Expected term (years)	6.2	5.6

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the three months ended March 31, 2023 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2022	2,074,967	$2.09
Granted	96,700	$0.54
Vested	(228,824)	$2.18
Forfeited/cancelled	(15,000)	$1.13
Outstanding at March 31, 2023	1,927,843	$2.08

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

	Three months ended March 31,
	2023	2022
Risk-free interest rate	4.77%	0.22%
Volatility	106%	50%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the three months ended March 31, 2023 and 2022, the Company recognized less than $0.1 million in each period of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the three months ended March 31, 2023, the Company issued 82,496 shares of common stock for proceeds of less than $0.1 million under the Amended and Restated 2018 ESPP.

13. Net loss per share

Basic loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, restricted stock units, and employee stock purchase plan shares (using the “treasury stock” method), and the 2018 Notes, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock (using the “if-converted” method), unless their effect on net loss per share is anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2023	2022
Outstanding stock options	23,715,609	15,943,060
Outstanding restricted stock units	1,927,843	2,599,205
2018 Notes	41,873	41,873
Employee stock purchase plan	81,629	51,050
Series A Convertible Preferred Stock	10,000,000	—
Series B Convertible Preferred Stock	50,838,840	—
Total potentially dilutive securities	86,605,794	18,635,188

14. License, collaboration and commercial agreements

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

The Company evaluated the Secura APA in accordance with ASC 606 as the Company concluded that the counterparty, Secura, is a customer. The Company identified the following bundled performance obligation under the Secura APA:

●	a bundled performance obligation consisting of delivery of the duvelisib global license and intellectual property, certain existing duvelisib inventory, certain duvelisib contracts and clinical trials, certain regulatory approvals, and certain regulatory documentation and books and records (the “Bundled Secura Performance Obligation”).

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

The Company determined $0.1 million of future potential royalties the Company expects to receive pursuant to the Secura APA were not constrained as of March 31, 2023. When estimating the amount of royalties to be received that were not constrained, the Company used the expected value method as there are a range of possible outcomes. When estimating royalties to be received, the Company used a combination of internal projections and forecasts and data from external sources. The Company determined that all other future potential royalties were constrained under the guidance as of March 31, 2023. As part of the Company’s evaluation of the constraint on future royalties, the Company considered a number of factors in determining whether there is significant uncertainty associated with future events that would result in royalty payments. Those factors include: the likelihood and magnitude of revenue reversals related to future royalties, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence, the amount of time to resolve the uncertainty, and lack of significant history of selling COPIKTRA outside of the United States.

As the consideration for future royalties is conditional, the Company recorded a corresponding contract asset for the expected royalties. Portions of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional. As of March 31, 2023 and December 31, 2022, the contract asset has been recorded within prepaid and other current assets on the condensed consolidated balance sheets.

The following table presents changes in the Company’s contract asset for the three months ended March 31, 2023 (in thousands):

Contract Asset:	December 31, 2022	Additions	Reclassification to receivable	March 31, 2023
Contract asset - Secura	$96	$—	$(34)	$62
Total	$96	$—	$(34)	$62

During the first quarter of 2023, the Company determined all future potential milestones were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of March 31, 2023. As part of the Company’s evaluation of the constraint, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for an extended period of time. All future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

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

15. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2023 and 2022, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2023 and 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022. Please also refer to the sections under headings “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022.

OVERVIEW

We are a late stage development biopharmaceutical company, with an ongoing registration directed trial, committed to advancing new medicines for patients battling cancer. Our pipeline is focused on novel anticancer agents that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, particularly RAF/ MEK inhibition and FAK inhibition.

Our most advanced product candidates, avutometinib and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, but not limited to low-grade serous ovarian cancer (“LGSOC”), non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), pancreatic cancer, and melanoma. We believe that avutometinib may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other pathway inhibitors, or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

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

In the fourth quarter of 2020, we commenced two registration-directed trials investigating avutometinib as a monotherapy and in combination with defactinib. The registration-directed trials are entitled RAMP (RAF and MEK Program) 201 and RAMP 202. RAMP 201 is an adaptive two-part multicenter, parallel cohort, randomized, open label trial to evaluate the efficacy and safety of avutometinib alone and in combination with defactinib in patients with recurrent LGSOC. RAMP 202 is a Phase 2, adaptive two-part multicenter, parallel cohort, randomized, open-label trial to evaluate the efficacy and safety of avutometinib alone and in combination with defactinib in patients with KRAS G12V NSCLC, following treatment with a platinum-based regimen and immune checkpoint inhibitor. Additionally, and based on preclinical rationale, additional cohorts were added to the RAMP 202 study including KRAS non-G12V NSCLC and BRAF mutant (V600E and non-V600E) NSCLC.

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

We intend to include mature data from the RAMP 201 study and the FRAME study, an investigator sponsored Phase ½ study, to potentially support filing for accelerated approval in patients with recurrent LGSOC. Both studies are evaluating avutometinib and defactinib in patients with recurrent LGSOC. We are in ongoing discussions with the FDA on the confirmatory study and plan to provide an update after agreement with the FDA. Continued enrollment in the combination arm of RAMP 201 is planned to expand the clinical experience in anticipation of initiation of a confirmatory study.

We will continue future enrollment of RAMP 201 in the combination arm only in all patients with recurrent LGSOC, regardless of their KRAS status. Target enrollment for the combination arm has been achieved. An abstract highlighting updated interim results from Part A of RAMP 201 has been selected for a presentation in a Poster Discussion Session at the upcoming American Society of Clinical Oncology (ASCO) annual meeting taking place June 2-6, 2023 in Chicago, Illinois.

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (“Amgen”) to evaluate the combination of avutometinib with Amgen’s KRAS G12C inhibitor LUMAKRAS® (sotorasib) in a Phase 1/2 trial entitled RAMP 203. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of avutometinib in combination with LUMAKRAS in patients with KRAS G12C NSCLC who have not been previously treated with a KRAS G12C inhibitor, as well as in patients who have progressed on a KRAS-G12C inhibitor. The study will investigate the potential benefits of a more complete vertical blockade of the MAPK pathway with the combination of avutometinib (RAF/MEK inhibition) with LUMAKRAS (KRAS G12C inhibition) in KRAS G12C locally advanced or metastatic NSCLC. The RAMP 203 trial has advanced to the Phase 2 dose of 4 mg avutometinib in combination with 960 mg of LUMAKRAS and initiation of Part B dose expansion in patients who are G12C inhibitor treatment naïve and in patients who experienced disease progression on prior G12C monotherapy.

In November 2021, we entered into a clinical collaboration agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of avutometinib with Mirati’s KRAS G12C inhibitor KRAZATI® (adagrasib) in a Phase 1/2 trial entitled RAMP 204. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of avutometinib in combination with KRAZATI in patients with KRAS G12C NSCLC who have progressed on a KRAS G12C inhibitor. The trial will build on preclinical data showing a deeper blockade of MAPK pathway signaling resulting in enhanced anti-tumor efficacy with the combination of KRAZATI (KRAS G12C inhibition) and avutometinib (RAF/MEK inhibition) relative to either agent alone. The RAMP 204 trial is open and enrolling. Dose escalation is ongoing.

In May 2022, we received the first “Therapeutic Accelerator Award” from the Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million. The grant is expected to support a Phase 1b/2 clinical trial of avutometinib in combination with defactinib entitled RAMP 205. This Phase 1b/2 trial will evaluate the safety, tolerability and efficacy of GEMZAR® (gemcitabine) and ABRAXANE® (Nab-paclitaxel) in combination with avutometinib and defactinib in patients with previously untreated metastatic adenocarcinoma of the pancreas. The RAMP 205 trial will evaluate whether combining avutometinib (to target mutant KRAS which is mutated in more than 90% of pancreatic adenocarcinomas) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with this type of pancreatic cancer. In August 2022, PanCAN agreed to provide us with an additional $0.5 million for the collection and analysis of patient samples. We opened and began enrollment in the RAMP 205 study.

Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA through our ownership period ending in September 2020. We have financed our operations to date primarily through public offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules Capital, Inc. (“Hercules”) in March 2017, as amended, the upfront payments and milestone payments under our license and collaboration agreements with Sanofi, CSPC Pharmaceutical Group Limited (“CSPC”), and Yakult Honsha Co., Ltd. (“Yakult”), the upfront payment and milestone payments received under the Secura APA, the issuance of the 2018 Notes (defined herein) in October 2018, the proceeds in connection with the private investment in public equity (the “PIPE”), our loan and security agreement executed with Oxford Finance LLC (“Oxford”) in March 2022, and sales of Series B Convertible Preferred Stock (as defined below). Additionally, from our U.S. commercial launch of COPIKTRA on September 24, 2018 through our ownership period ending in September 2020, we financed a portion of our operations through product revenue.

As of March 31, 2023, we had an accumulated deficit of $753.2 million. Our net loss was $15.7 million and $17.0 million for the three months ended March 31, 2023 and 2022, respectively. We expect to incur significant expenses and may continue to incur operating losses for the foreseeable future as a result of the continued research and development of avutometinib and defactinib. As of March 31, 2023, we had cash, cash equivalents and investments of $111.2 million. We expect our existing cash resources will be sufficient to fund our planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2022, related to revenue recognition, collaborative agreements, accrued and prepaid research and development expenses, stock-based compensation, and leases. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2023 and 2022

	Three months ended March 31,
	(dollar amounts in thousands)
	2023	2022	Change	% Change
Revenue:
Sale of COPIKTRA license and related assets	$—	$2,596	$(2,596)	(100)%
Total revenue	—	2,596	(2,596)	(100)%
Operating expenses:
Research and development	12,015	13,642	(1,627)	(12)%
Selling, general and administrative	7,329	5,934	1,395	24%
Total operating expenses	19,344	19,576	(232)	(1)%
Loss from operations	(19,344)	(16,980)	(2,364)	14%
Other income (expense)	(7)	28	(35)	(125)%
Interest income	976	46	930	2022%
Interest expense	(769)	(56)	(713)	1273%
Change in fair value of preferred stock tranche liability	3,430	—	3,430	100%
Net loss	$(15,714)	$(16,962)	$1,248	(7)%

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the three months ended March 31, 2023 (the “2023 Period”) was $0.0 million compared to $2.6 million for the three months ended March 31, 2022 (the “2022 Period”). Sale of COPIKTRA license and related assets revenue for the 2022 Period was comprised of one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the 2022 Period and future royalties expected to be received pursuant to the Secura APA that were not constrained.

Research and development expense. Research and development expense for the 2023 Period was $12.0 million compared to $13.6 million for the 2022 Period. The $1.6 million decrease from the 2022 Period to the 2023 Period was primarily driven by a decrease of $0.7 million of drug substance and drug product costs, a decrease of $0.7 million of contract research organization costs, and a decrease of $0.4 million of investigator fees, partially offset by an increase of $0.2 million of personnel costs, including non-cash stock compensation.

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

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the 2023 Period and the 2022 Period.

	Three months ended March 31,
	2023	2022	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib	$4,714	$5,905	$(1,191)
Avutometinib + other combinations	1,104	282	822
Avutometinib manufacturing and non-clinical trial specific	1,655	3,170	(1,515)
COPIKTRA	30	71	(41)
Unallocated costs
Personnel costs, excluding stock-based compensation	2,947	2,755	192
Stock-based compensation expense	461	450	11
Other unallocated expenses	1,104	1,009	95
Total research and development expense	$12,015	$13,642	$(1,627)

The decrease in avutometinib + defactinib costs of $1.2 million from the 2022 Period to the 2023 Period is primarily driven by a decrease of $1.1 million in RAMP 202 trial costs and a decrease of $0.6 million in RAMP 201 trial costs, partially offset by an increase of $0.3 million of other CRO costs primarily for toxicology studies, and an increase of $0.2 million in defactinib drug product, drug substance and other costs. The increase of avutometinib + other combinations costs of $0.8 million from the 2022 Period to the 2023 Period is primarily driven by an increase of $0.5 million in RAMP 203 trial costs, an increase of $0.2 million in investigator sponsored trial costs, and an increase of $0.1 million in RAMP 204 trial and other costs. The decrease in avutometinib manufacturing and non-clinical trial specific costs of $1.5 million from the 2022 Period to the 2023 Period is primarily driven a decrease of $1.0 million in drug substance and drug product costs for avutometinib, and a decrease of $0.5 million of CRO costs.

Selling, general and administrative expense. Selling, general and administrative expense for the 2023 Period was $7.3 million compared to $5.9 million for the 2022 Period. The increase of $1.4 million from the 2022 Period to the 2023 Period primarily resulted from an increase of $0.6 million of costs associated with financing activities, an increase of $0.5 million of additional costs in anticipation of potential launch of avutometinib and defactinib in LGSOC, and an increase of $0.3 million in travel and other costs.

Other Income (expense). Other expense for the 2023 Period was less than $0.1 million compared to other income of less than $0.1 million in the 2022 Period. Other expense for the 2023 Period was comprised of changes in foreign currency exchange rates. Other income for the 2022 Period was comprised of a gain on the sale of fixed assets and changes in foreign currency exchange rates.

Interest income. Interest income for the 2023 Period was $1.0 million compared to less $0.1 million for the 2022 Period. The increase of $0.9 million from the 2022 Period to the 2023 Period in interest income is primarily driven by an increase in interest rates on debt securities.

Interest expense. Interest expense for the 2023 Period was $0.8 million compared to $0.1 million for the 2022 Period. The increase of $0.7 million from the 2022 Period to the 2023 Period was primarily driven by the interest expense pursuant to the loan and security agreement entered into with Oxford on March 25, 2022.

Change in fair value of preferred stock tranche liability. The change in fair value of the preferred stock tranche liability of $3.4 million for the 2023 Period was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Securities Purchase Agreement (defined herein). There was no preferred stock tranche liability outstanding during the 2022 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public and private offerings of our common stock, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments and under our license and collaboration agreements with Sanofi, Yakult, and CSPC, the upfront payment under the Secura APA, the issuance of 2018 Notes in October 2018, the proceeds in connection with the PIPE, the Loan Agreement with Oxford, and the issuance of Series B Convertible Preferred Stock. With the commercial launch of COPIKTRA in the United States in September 2018 through our ownership period ending in September 2020, we financed a portion of our operations through product revenue. As of September 30, 2020, we have sold our COPIKTRA license and no longer sell COPIKTRA in the United States. We expect to finance a portion of our business through future potential milestones and royalties received pursuant to the Secura APA.

As of March 31, 2023, we had $111.2 million of cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2023 Period and the 2022 Period (in thousands):

	Three months ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(20,286)	$(19,281)
Investing activities	(804)	19,264
Financing activities	44,050	25,452
Increase in cash, cash equivalents and restricted cash	$22,960	$25,435

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges and adjustments was $17.9 million and $15.3 million for the 2023 Period and the 2022 Period, respectively. Non-cash charges and adjustments were primarily related to change in fair value of the preferred stock tranche liability and stock-based compensation expense in the 2023 Period and stock-based compensation expense in the 2022 Period. Our cash outflow from operating activities due to changes in operating assets and liabilities was $2.4 million and $4.0 million for the 2023 Period and the 2022 Period, respectively. Cash outflow due to changes in operating assets and liabilities for the 2023 Period was primarily driven by an increase of 2.1 million of prepaid expenses, other current assets and other assets, a decrease of $1.0 million of accrued expenses and other liabilities, partially offset by a $0.7 million increase in deferred liabilities. The increase in prepaid expenses, other current assets, and other assets is exclusive of cash received from PanCAN and used on the RAMP 205 study. Cash outflow due to changes in operating assets and liabilities for the 2022 Period was primarily driven by a decrease of $2.4 million in accrued expenses and other liabilities, an increase of $2.1 million in accounts receivables, partially offset by a decrease of $0.5 million in prepaid expenses, other current assets, and other assets. Cash used in operating activities was $20.3 million and $19.3 million for the 2023 Period and the 2022 Period, respectively.

Investing activities. The cash used by investing activities for the 2023 Period primarily relates to the net purchases of investments of $0.8 million. The cash provided by investing activities for the 2022 Period primarily relates to the net maturities of investments of $19.3 million.

Financing activities. The cash provided by financing activities for the 2023 Period primarily represents $28.1 million of proceeds received from issuance of Series B Convertible Preferred Stock, net of issuance costs, $14.9 million of proceeds received pursuant to the loan and security agreement with Oxford, $1.4 million of proceeds received from insurance premium financing and less than $0.1 million of proceeds received related to our employee stock purchase plan, partially offset by $0.4 million of payments on insurance premium financing. The cash provided by financing activities for the 2022 Period primarily represents $24.8 million of net proceeds received from the loan and security agreement with Oxford, $0.6 million of net proceeds received under our at-the market equity offering program, and $0.1 million of proceeds received related to exercise of stock options and employee stock purchase plan.

On January 24, 2023, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors pursuant to which we agreed to sell and issue to the purchasers in a private placement (the “Private Placement”) up to 2,144,160 shares of our Series B convertible preferred stock, par value $0.0001 per share (the “Series B Convertible Preferred Stock”), in two tranches. On January 24, 2023, we filed the Certificate of Designation of the Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock Certificate of Designation”) setting forth the preferences, rights and limitations of the Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware. The Series B Convertible Preferred Stock Certificate of Designation became effective upon filing.

Each share of the Series B Convertible Preferred Shares is convertible into 42.3657 shares of our common stock, at the option of the holders at any time, subject to certain limitations, including that the holder will be prohibited from converting Series B Convertible Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% (the “Conversion Blocker”) of the total common stock then issued and outstanding immediately following the conversion of such shares of Series B Convertible Preferred Stock. Holders of the Series B Convertible Preferred Stock are permitted to increase the Conversion Blocker to an amount not to exceed 19.99% upon 60 days’ notice.

We agreed to sell and issue in the first tranche of the Private Placement 1,200,000 shares of Series B Convertible Preferred Stock at a purchase price of $25.00 per share of Series B Convertible Preferred Stock (equivalent to $0.5901 per share of common stock). The first tranche of the Private Placement closed on January 27, 2023. We received gross proceeds from the first tranche of the Private Placement of $30.0 million, before deducting fees to the placement agent and other offering expenses payable us.

In addition, we agreed to sell and issue in the second tranche of the Private Placement 944,160 shares of Series B Convertible Preferred Stock at a purchase price of $31.77 per share of Series B Convertible Preferred Stock (equivalent to $0.75 per share of common stock) if at any time within 18 months following the closing of the first tranche the 10-day volume weighted average price of our common stock (as quoted on Nasdaq and as calculated by Bloomberg) should reach at least $1.125 per share (adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as needed) with aggregate trading volume during the same 10-day period of at least $25 million within 18 months from the closing date of the initial tranche. (the “Second Tranche Right”) The second tranche of the Private Placement is expected to close within seven trading days of meeting the second tranche conditions and will be subject to additional, customary closing conditions. If the Second Tranche Right conditions are satisfied, we anticipate receiving gross proceeds from the second tranche of the Private Placement of approximately $30.0 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

The Series B Convertible Preferred Stock ranks (i) senior to the common stock; (ii) senior to all other classes and series of our equity securities that by their terms do not rank senior to the Series B Convertible Preferred Stock; (iii) senior to all shares of our Series A Convertible Preferred Stock the equity securities described in (i)-(iii), the “Junior Stock”); (iv) on parity with any class or series of capital stock hereafter created specifically ranking by its terms on parity with the Series B Convertible Preferred Stock (the “Parity Stock”); (v) junior to any class or series of our capital stock hereafter created specifically ranking by its terms senior to any Series B Convertible Preferred Stock (“Senior Stock”); and (vi) junior to all of our existing and future debt obligations, including convertible or exchangeable debt securities, in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntarily or involuntarily and as to the right to receive dividends.

In the event of the liquidation, dissolution or winding up of the affairs of us, whether voluntary or involuntary, after payment or provision for payment of all our debts and other liabilities, and subject to the prior and superior rights of any Senior Stock, each holder of shares of Series B Convertible Preferred Stock will be entitled to receive, in preference to any distributions of any of the assets or surplus funds of ours to the holders of common stock and any of our securities that are Junior Stock and pari passu with any distribution to the holders of any Parity Stock, an amount equal to $1.00 per share of Series B Convertible Preferred Stock, plus an additional amount equal to any dividends declared but unpaid on such shares, before any payments shall be made or any assets distributed to holders of the common stock or any of our securities that Junior Stock.

So long as any shares of the Series B Convertible Preferred Stock remain outstanding, We cannot without the affirmative vote or consent of the holders of majority of the shares of the Series B Convertible Preferred Stock then-outstanding, in which the holders of the Series B Convertible Preferred Stock vote separately as a class: (a) amend, alter, modify or repeal (whether by merger, consolidation or otherwise) the Series B Convertible Preferred Stock Certificate of Designation, our certificate of incorporation, or our bylaws in any manner that adversely affects the rights, preferences, privileges or the restrictions provided for the benefit of, the Series B Convertible Preferred Stock; (b) issue further shares of Series B Convertible Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series B Convertible Preferred Stock; (c) authorize or issue any Senior Stock; or (d) enter into any agreement to do any of the foregoing that is not expressly made conditional on obtaining the affirmative vote or written consent of the majority of then-outstanding Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock are entitled to receive when, as and if dividends are declared and paid on the common stock, an equivalent dividend, calculated on an as-converted basis. Shares of Series B Convertible Preferred Stock are otherwise not entitled to dividends.

On March 25, 2022 (the “Closing Date”) we entered into a loan and security agreement (the “Loan Agreement”), with Oxford as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (“OFCF III” and together with Oxford, the “Lenders”) pursuant to which the Lenders have agreed to lend us up to an aggregate principal amount of $150.0 million in a series of term loans (the “Term Loans”). The initial Term Loan of $25.0 million was funded at the Closing Date of the Loan Agreement, an additional $15.0 million was funded on March 22, 2023 upon achievement of the Term B Milestones as defined in Note 7. Debt to our unaudited condensed financial statements included in this quarterly report, an additional $60.0 million will be available at our option upon achievement of certain milestones as outlined in Note 7. Debt to our unaudited condensed consolidated financial statements included in this quarterly report, and $50.0 million is subject to the Lenders’ sole discretion.

The Term Loans bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Interest is payable monthly in arrears on the first calendar day of each calendar month. As a result of the Term B Loan drawdown, beginning (i) April 1, 2025, or (ii) April 1, 2026, if either (A) avutometinib has received FDA approval for the treatment of LGSOC or (B) COPIKTRA has received FDA approval for the treatment of PTCL, we shall repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on March 1, 2027.

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

In February 2023, we entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned us the principal amount of $1.4 million which accrues interest at 7.4% per annum, in order to fund a portion of our insurance policies. We are required to make monthly payments of $0.1 million including principal and interest through October 2023. The agreement assigns AFCO a security interest in (i) all unearned premiums and dividends which may become payable under the insurance policies financed pursuant to this agreement, (ii) loss payments which reduce the unearned premiums, and (iii) our interest in any state insurance guarantee fund related to any of the insurance policies financed pursuant to this agreement.

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

On November 6, 2020, we entered into a privately negotiated agreement with an investor who is a holder of our 2018 Notes to exchange approximately $28.0 million aggregate principal amount of 2018 Notes for approximately $28.0 million aggregate principal amount of newly issued 5.00% Convertible Senior Notes due 2048 (the “2020 Notes”). The issuance of the 2020 Notes closed on November 13, 2020. In the third quarter of 2021, all 2020 Notes have converted into shares of common stock and are no longer outstanding.

As of March 31, 2023 and December 31, 2022 there was $0.3 million aggregate principal amount outstanding of 2018 Notes.

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

During the 2023 Period, we did not recognize any revenue pursuant to the Secura APA. During the 2022 Period, we recognized $2.6 million of sale of COPIKTRA license and related assets revenue primarily related to one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the 2022 Period and future royalties expected to be received pursuant to the Secura APA.

Funding requirements

We expect to continue to incur significant expenses and may continue to incur operating losses. We anticipate that our expenses will continue and operating losses may continue as we:

●	continue our ongoing clinical trials with our product candidates, avutometinib and defactinib;
●	initiate additional clinical trials for our product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	acquire or in-license other products and technologies;
●	hire additional clinical, development and scientific personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and
●	establish and maintain a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and through future potential milestones and royalties received pursuant to the Secura APA. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2022. There have not been any material changes from the contractual obligations and commitments previously disclosed in such report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $111.2 million as of March 31, 2023, consisting of cash, U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2023, an immaterial amount of our total liabilities were denominated in currencies other than the functional currency.

On March 25, 2022, we entered into the Loan Agreement, under which we borrowed $25.0 million in March 2022 and $15.0 million in March 2023, for a total of $40.0 million. The Term Loans under the Loan Agreement bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Changes in interest rates will cause interest charges to fluctuate under the Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three months ended March 31, 2023 due to the overall interest rate floor and cap.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Vice President of Finance (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023 our Chief Executive Officer and our Vice President of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 14, 2023.

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

10.1

Securities Purchase Agreement, dated January 24, 2023, by and among Verastem, Inc. and each purchaser party thereto (incorporated by reference to Exhibit 10.1 to the form 8-K filed by the Registrant with the Securities and Exchange Commission on January 25, 2023)

31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Vice President, Finance pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on May 9, 2023 (furnished herewith).
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Current Report on form 10-Q, formatted in Inline XBRL

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: May 9, 2023	By:	/s/ BRIAN M. STUGLIK

Brian M. Stuglik
Chief Executive Officer
(Principal executive officer)

Date: May 9, 2022	By:	/s/ DANIEL CALKINS

Daniel Calkins
Vice President, Finance
(Principal financial and accounting officer)