Form 10-Q
period 2023-06-30
Verastem, Inc.
filed 2023-08-08
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35403

Verastem, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3269467 (I.R.S. Employer Identification Number)
117 Kendrick Street, Suite 500 Needham, MA (Address of principal executive offices)	02494 (Zip Code)

(781) 292-4200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	VSTM	The Nasdaq Capital Market

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

As of August 7, 2023 there were 25,250,711 shares of Common Stock outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the success in the development and potential commercialization of our product candidates, including avutometinib in combination with other compounds, including defactinib, LUMAKRAS® and others; the uncertainties inherent in research and development, such as negative or unexpected results of clinical trials, the occurrence or timing of applications for our product candidates that may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve any such applications that may be filed for our product candidates, and, if approved, whether our product candidates will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of our product candidates; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that third- party payors (including government agencies) may not reimburse; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that our product candidates will cause adverse safety events and/or unexpected concerns may arise from additional data or analysis, or result in unmanageable safety profiles as compared to their levels of efficacy; that our product candidates may experience manufacturing or supply interruptions or failures; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for our product candidates; that we will be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned, including as a result of conducting additional studies; that we may not have sufficient cash to fund our contemplated operations; that we may not attract and retain high quality personnel; that we or Chugai Pharmaceutical, Co. Ltd. will fail to fully perform under the avutometinib license agreement; that our target market for our product candidates might be smaller than we are presently estimating; that Secura Bio, Inc. will fail to fully perform under the asset purchase agreement with Secura Bio, Inc., including in relation to milestone payments; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with Securities and Exchange Commission (“SEC”) on March 14, 2023, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$183,086	$74,933
Short-term investments	—	12,961
Accounts receivable, net	2	31
Prepaid expenses and other current assets	6,875	4,945
Total current assets	189,963	92,870
Property and equipment, net	40	92
Right-of-use asset, net	1,494	1,789
Restricted cash	241	241
Other assets	20	58
Total assets	$191,758	$95,050
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$4,553	$4,901
Accrued expenses	13,756	14,983
Note Payable	579	—
Deferred liabilities	744	710
Lease liability, short-term	865	794
Convertible senior notes	290	275
Total current liabilities	20,787	21,663
Non-current liabilities:
Long-term debt	39,739	24,526
Lease liability, long-term	1,022	1,470
Preferred stock tranche liability	7,460	—
Total liabilities	69,008	47,659
Convertible preferred stock:
Series B Convertible Preferred Stock, $0.0001 par value; 2,144 and 0 shares designated at June 30, 2023 and December 31, 2022, respectively; 1,200 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	21,159	—
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 5,000 shares authorized:
Series A Convertible Preferred Stock, $0.0001 par value; 1,000 shares designated, 1,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 25,242 and 16,712 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively(1)	3	2
Additional paid-in capital(1)	879,105	784,912
Accumulated other comprehensive income	1	—
Accumulated deficit	(777,518)	(737,523)
Total stockholders’ equity	101,591	47,391
Total liabilities, convertible preferred stock and stockholders’ equity	$191,758	$95,050

(1) Amounts have been retroactively restated to reflect the 1-for-12 reverse stock split effected on May 31, 2023 (see Note 1. Nature of business of the accompanying notes to the condensed consolidated financial statements).

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Sale of COPIKTRA license and related assets	$—	$—	$—	$2,596
Total revenue	—	—	—	2,596
Operating expenses:
Research and development	12,893	14,888	24,908	28,530
Selling, general and administrative	7,399	6,514	14,728	12,448
Total operating expenses	20,292	21,402	39,636	40,978
Loss from operations	(20,292)	(21,402)	(39,636)	(38,382)
Other income (expense)	(40)	6	(47)	34
Interest income	1,122	84	2,098	130
Interest expense	(1,121)	(640)	(1,890)	(696)
Change in fair value of preferred stock tranche liability	(3,950)	—	(520)	—
Net loss	$(24,281)	$(21,952)	$(39,995)	$(38,914)
Net loss per share—basic and diluted(1)	$(1.37)	$(1.41)	$(2.32)	$(2.51)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted(1)	17,732	15,539	17,231	15,530

Net loss	$(24,281)	$(21,952)	$(39,995)	$(38,914)
Unrealized gain (loss) on available-for-sale securities	(5)	(17)	1	(164)
Comprehensive loss	$(24,286)	$(21,969)	$(39,994)	$(39,078)

(1) Amounts have been retroactively restated to reflect the 1-for-12 reverse stock split effected on May 31, 2023 (see Note 1. Nature of business of the accompanying notes to the condensed consolidated financial statements).

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

								Accumulated
							Additional	other		Total
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock(1)		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital(1)	income	deficit	equity
Balance at December 31, 2022	—	$—	1,000,000	$—	16,711,761	$2	$784,912	$—	$(737,523)	$47,391
Net loss	—	—	—	—	—	—	—	—	(15,714)	(15,714)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	6	—	6
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	17,658	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,313	—	—	1,313
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	6,874	—	29	—	—	29
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $1,901 and preferred stock tranche liability of $6,940	1,200,000	21,159	—	—	—	—	—	—	—	—
Balance at March 31, 2023	1,200,000	$21,159	1,000,000	$—	16,736,293	$2	$786,254	$6	$(753,237)	$33,025
Net loss	—	—	—	—	—	—	—	—	(24,281)	(24,281)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	—	—	—	—	(5)	—	(5)
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	16,176	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,432	—	—	1,432
Issuance of common stock, and pre-funded warrants, net of issuance cost of $6,351	—	—	—	—	8,489,409	1	91,419	—	—	91,420
Balance at June 30, 2023	1,200,000	$21,159	1,000,000	$—	25,241,878	$3	$879,105	$1	$(777,518)	$101,591

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock(1)		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	capital(1)	income	deficit	equity
Balance at December 31, 2021	15,440,830	$2	$751,234	$34	$(663,711)	$87,559
Net loss	—	—	—	—	(16,962)	(16,962)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(147)	—	(147)
Issuance of common stock resulting from at-the-market transactions, net	23,824	—	575	—	—	575
Issuance of common stock resulting from vesting of restricted stock units	58,043	—	—	—	—	—
Stock-based compensation expense	—	—	1,646	—	—	1,646
Issuance of common stock under Employee Stock Purchase Plan	4,803	—	100	—	—	100
Balance at March 31, 2022	15,527,500	$2	$753,555	$(113)	$(680,673)	$72,771
Net loss	—	—	—	—	(21,952)	(21,952)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(17)	—	(17)
Issuance of common stock resulting from at-the-market transactions, net	83,870	—	1,240	—	—	1,240
Issuance of common stock resulting from exercise of stock options	6,378	—	92	—	—	92
Issuance of common stock resulting from vesting of restricted stock units	16,734	—	—	—	—	—
Stock-based compensation expense	—	—	1,758	—	—	1,758
Balance at June 30, 2022	15,634,482	$2	$756,645	$(130)	$(702,625)	$53,892

(1) Amounts have been retroactively restated to reflect the 1-for-12 reverse stock split effected on May 31, 2023 (see Note 1. Nature of business of the accompanying notes to the condensed consolidated financial statements).

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2023	2022
Operating activities
Net loss	$(39,995)	$(38,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52	59
Amortization of right-of-use asset and lease liability	(82)	(72)
Stock-based compensation expense	2,745	3,404
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	76	111
Change in fair value of preferred stock tranche liability	520	—
Changes in operating assets and liabilities:
Accounts receivable, net	29	385
Prepaid expenses, other current assets and other assets	(1,508)	1,611
Accounts payable	(422)	(596)
Accrued expenses and other liabilities	(1,639)	2,037
Deferred liabilities	34	—
Net cash used in operating activities	(40,190)	(31,975)
Investing activities
Purchases of investments	(13,804)	(4,987)
Maturities of investments	27,000	53,500
Net cash provided by investing activities	13,196	48,513
Financing activities
Proceeds from issuance of Series B Convertible Preferred Stock, net	28,099	—
Proceeds from long-term debt, net	14,918	24,148
Proceeds from insurance premium financing	1,430	—
Payments on insurance premium financing	(851)	—
Proceeds from the exercise of stock options and employee stock purchase program	29	192
Proceeds from the issuance of common stock and pre-funded warrants, net	91,906	1,820
Net cash provided by financing activities	135,531	26,160
Increase in cash, cash equivalents and restricted cash	108,537	42,698
Cash, cash equivalents and restricted cash at beginning of period	75,789	21,493
Cash, cash equivalents and restricted cash at end of period	$184,326	$64,191
Supplemental disclosure of non-cash investing and financing activities
Issuance of preferred stock tranche liability	$6,940	$—
Issuance costs included in accounts payable and accrued expenses	$486	$—

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

The Company has historical losses from operations and anticipates that it may continue to incur operating losses as it continues the research and development of its product candidates. As of June 30, 2023, the Company had cash, cash equivalents, and investments of $183.1 million, and an accumulated deficit of $777.5 million. The Company expects its existing cash resources will be sufficient to fund its planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

Reverse Stock Split

On May 30, 2023, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended to date, with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 at a ratio of 1-for-12 (the “Reverse Stock Split”), as authorized at the Company’s 2023 annual meeting of stockholders held on May 15, 2023. The Company effected the Reverse Stock Split on May 31, 2023. No fractional shares were be issued in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to a fractional share of common stock were entitled to receive a price equal to the closing price of the common stock on the Nasdaq Capital Market on the date immediately preceding the Reverse Stock Split, as adjusted by the ratio of one share of common stock for every 12 shares of common stock, multiplied by the applicable fraction of a share. The number of shares of common stock that the Company is authorized to issue remains at 300,000,000 shares and the par value of its common stock remains unchanged at $0.0001 per share.

The Company has retroactively restated the share and per share amounts in the unaudited condensed consolidated financial statements as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022. Proportionate adjustments were made to the per share exercise price and number of shares of common stock issuable under all outstanding stock options, convertible notes and preferred stock. In addition, proportionate adjustments have been made to the number of shares of common stock issuable upon vesting of the restricted stock units and the number of shares of common stock reserved for the Company’s equity incentive compensation plans. The condensed consolidated statements of convertible preferred stock and stockholders’ equity and balance sheets reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). ASU 2022-04 requires the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. This guidance is effective for fiscal years beginning after December 15, 2022. We adopted this guidance as of January 1, 2023, on a prospective basis. The adoption of the standard only resulted in new disclosures for amounts presented within Notes Payable and did not affect the Company’s recognition, measurement, or financial statement presentation of supplier finance program obligations on the condensed consolidated financial statements. For additional information on the new disclosures, see Note 9. Notes Payable.

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of June 30, 2023, the Company’s cash, cash equivalents and investments were deposited at four financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements. For the three and six months ended June 30, 2023, the Company did not record any revenue.

Proceeds from Grants

In May 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is expected to support a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 trial will evaluate whether combining avutometinib (to target mutant Kirsten rat sarcoma viral oncogene homolog (“KRAS”), which is found in more than 90% of pancreatic adenocarcinomas) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with such pancreatic cancers. Through June 30, 2023, the Company has received $1.8 million of cash proceeds in which was initially recorded as deferred liabilities on the balance sheet. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate. The Company recorded $0.7 million and $0.8 million of the proceeds as a reduction of research and development expense during the three and six months ended June 30, 2023, respectively. As of June 30, 2023 and December 31, 2022, the Company recorded $0.7 million as deferred liabilities related to the PanCAN Grant in the consolidated balance sheets.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$183,086	$74,933
Restricted cash	1,240	856
Total cash, cash equivalents and restricted cash	$184,326	$75,789

Amounts included in restricted cash as of June 30, 2023, and December 31, 2022 represent (i) cash received pursuant to the PanCAN Grant restricted for future expenditures for specific research and development activities of $1.0 million and $0.6 million, respectively, and (ii) cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. Cash received pursuant to the PanCAN Grant is included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2023, and December 31, 2022. The letters of credit are included in non-current restricted cash on the condensed consolidated balance sheets as of June 30, 2023, and December 31, 2022.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2023
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$179,042	$176,544	$2,498	$—
Total financial assets	$179,042	$176,544	$2,498	$—
Preferred stock tranche liability	$7,460	$—	$—	$7,460

	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$73,613	$72,617	$996	$—
Short-term investments	12,961	—	12,961	—
Total financial assets	$86,574	$72,617	$13,957	$—

The Company’s cash equivalents and short-term investments consist of U.S. Government money market funds, corporate bonds, agency bonds and commercial paper of publicly traded companies. The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2023 or December 31, 2022.

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

Below are the inputs used to value the preferred stock tranche liability at January 24, 2023 and June 30, 2023:

	June 30, 2023	January 24, 2023
Risk-free interest rate	5.24-5.47%	4.41-4.84%
Volatility	110%	90%
Dividend yield	—	—
Remaining term (years)	1.1	1.5

The following table represents a reconciliation of the preferred stock right liability recorded in connection with the entry into the Securities Purchase Agreement:

January 1, 2023	$—
Fair value recognized upon entering into Securities Purchase Agreement	6,940
Fair value adjustment	520
June 30, 2023	$7,460

Fair Value of Financial Instruments

The fair value of the Company’s 2018 issued 5.00% Convertible Senior Notes due 2048 (the “2018 Notes”) was approximately $0.3 million as of June 30, 2023, and December 31, 2022, which equals the carrying value of the 2018 Notes on each respective date. The fair value of the 2018 Notes is influenced by the Company’s stock price, stock price volatility, and current market yields and was determined using Level 3 inputs.

The fair value of the Company’s long-term debt was determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the condensed consolidated balance sheet dates. The Company estimates that the fair value of its long-term debt was approximately $39.3 million as of June 30, 2023, which differs from the carrying value of $39.7 million. The Company estimates that the fair value of its long-term debt was approximately $24.9 million as of December 31, 2022, which differs from the carrying value of $24.5 million. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$181,828	$—	$—	$181,828
Corporate bonds, agency bonds and commercial paper (due within 90 days)	2,497	1	—	2,498
Total cash, cash equivalents, restricted cash and investments	$184,325	$1	$—	$184,326

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$74,794	$—	$—	$74,794
Corporate bonds, agency bonds and commercial paper (due within 90 days)	995	—	$—	995
Total cash, cash equivalents & restricted cash:	$75,789	$—	$—	$75,789
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$12,961	$2	$(2)	$12,961
Total investments	$12,961	$2	$(2)	$12,961
Total cash, cash equivalents, restricted cash and investments	$88,750	$2	$(2)	$88,750

There were no realized gains or losses on investments for the three or six months ended June 30, 2023, or 2022. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's investments. Accrued interest receivable of $0.2 million and $0.1 million is presented within the prepaid expenses and other current assets on the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively. There were no investments in an unrealized loss position as of June 30, 2023. There were two debt securities in an unrealized loss position as of December 31, 2022. None of these investments had been in an unrealized loss position for more than 12 months as of December 31, 2022. The fair value of these securities as of December 31, 2022 was $6.0 million and the aggregate unrealized loss was immaterial. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions and not credit related. At December 31, 2022, the Company had the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its investments as of December 31, 2022.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Research and development expenses	$7,702	$8,535
Compensation and related benefits	2,640	3,844
Professional fees	836	469
Consulting fees	1,066	902
Interest	308	192
Commercialization costs	176	148
Other	1,028	893
Total accrued expenses	$13,756	$14,983

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

On March 22, 2023, the Company drew down the $15.0 million Term B Loan, having received at least $50.0 million in unrestricted cash proceeds from the sale or issuance of equity securities.

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

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The Company determined that all features of the Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s assessment through June 30, 2023.

 The debt issuance costs and the Final Payment Fee have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the debt as of June 30, 2023, and December 31, 2022, are detailed below (in thousands):

	June 30, 2023	December 31, 2022
Principal loan balance	$40,000	$25,000
Final Payment Fee	419	225
Debt issuance costs, net of accretion	(680)	(699)
Long-term debt, net of discount	$39,739	$24,526

The following table sets forth total interest expense for the three and six month periods ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Contractual Interest	$949	$515	$1,581	$556
Amortization of debt discount and issuance costs	57	54	115	64
Amortization of Final Payment Fee	115	71	194	76
Total	$1,121	$640	$1,890	$696

As of June 30, 2023, future principal payments due are as follows (in thousands):

2023	—
2024	—
2025	15,000
2026	20,000
2027	5,000
Total principal payments	$40,000

8. Leases

On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. Effective February 15, 2018, the Company amended its lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the “Amended Lease Agreement”). The Amended Lease Agreement extended the expiration date of the lease from September 2019 through June 2025. Pursuant to the Amended Lease Agreement, the initial annual base rent amount is approximately $0.7 million, which increases during the lease term to $1.1 million for the last twelve-month period.

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

As of June 30, 2023, a right-of-use asset of $1.5 million and lease liability of $1.9 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Lease Expense
Operating lease expense	$221	$221	$442	$442
Total Lease Expense	$221	$221	$442	$442
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$262	$257	$525	$514

June 30, 2023
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	2.0
Weighted average discount rate	14.6%
Maturity Analysis
2023	535
2024	1,081
2025	546
Total	$2,162
Less: Present value discount	(275)
Lease Liability	$1,887

9. Notes Payable

In February 2023, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1.4 million, which accrues interest at 7.4% per annum, to fund a portion of the Company’s insurance policies. The Company is required to make monthly payments of $0.1 million through October 2023 including principal and interest. The agreement assigns AFCO a security interest in (i) all unearned premiums and dividends which may become payable under the insurance policies financed pursuant to this agreement, (ii) loss payments which reduce the unearned premiums, and (iii) the Company’s interest in any state insurance guarantee fund related to any of the insurance policies financed pursuant to this agreement. The outstanding balance at June 30, 2023 was $0.6 million recorded as note payable on the condensed consolidated balance sheets.

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

The 2018 Notes are convertible into shares of the Company’s common stock, par value $0.0001 per share, together, if applicable, with cash in lieu of any fractional share, at a conversion rate of 11.6314 shares of common stock per $1,000 principal amount of the 2018 Notes, such conversion rate reflects an adjustment to account for the Reverse Stock Split. Upon conversion, converting noteholders will be entitled to receive accrued interest on their converted 2018 Notes.

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

The Company assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon the Company’s stockholders approving an increase in the number of authorized shares of common stock in December 2018. The Company determined that all other features of the 2018 Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through June 30, 2023.

The components of the carrying value of the 2018 Notes as of June 30, 2023 and December 31, 2022 are detailed below (in thousands):

	June 30, 2023	December 31, 2022
2018 Notes principal balance	$300	$300
Debt issuance costs, net of accretion	(10)	(25)
2018 Notes, net	$290	$275

2019 Notes

In the fourth quarter of 2019, the Company entered into privately negotiated agreements to exchange approximately $121.7 million aggregate principal amount of the 2018 Notes for (i) approximately $66.9 million aggregate principal amount of 5.00% Convertible Senior Second Lien Notes due 2048 (the “2019 Notes”), (ii) an aggregate of approximately $12.1 million in 2018 Notes principal repayment and (iii) accrued interest on the 2018 Notes through the exchange date. As of March 31, 2020, all 2019 Notes had converted into shares of common stock and are no longer outstanding.

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

June 2023 Public Offering

On June 15, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with RBC Capital Markets, LLC and Cantor Fitzgerald & Co. (“Cantor”), as representatives of several underwriters (the “Underwriters”) to offer 7,181,409 shares of the Company’s common stock, at a price to the public of $9.75 per share, less the underwriting discounts and commissions, and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 1,538,591 shares of common stock at a price to the public of $9.749 (the “Pre-Funded Warrants”) per Pre-Funded Warrant, which represents the per share public offering price for the shares of common stock less the $0.001 per share exercise price for each such Pre-Funded Warrant (the “June 2023 Offering”). In addition, the Company granted the Underwriters an option to purchase, at the public offering price less any underwriting discounts and commissions, an additional 1,308,000 shares of common stock, exercisable for 30 days from the date of the Underwriting Agreement, which the Underwriters exercised in full on June 16, 2023. The June 2023 Offering closed on June 21, 2023.

The Company may not effect the exercise of any Pre-Funded Warrant, and a holder will not be entitled to exercise any portion of any Pre-Funded Warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to the Company subject to the terms of such Pre-Funded Warrants, provided that such percentage may in no event exceed 19.99%.

Each Pre-Funded Warrant has an exercise price equal to $0.001 per share of common stock. The exercise price and the number of shares of common stock issuable upon exercise of each Pre-Funded Warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The Pre-Funded Warrants are expirable as of June 21, 2023, do not expire and are exercisable in cash or by means of a cashless exercise. In addition, upon the consummation of an acquisition (as described in the Pre-Funded Warrant agreements), each Pre-Funded Warrant will automatically be converted into the right of the holder of such Pre-Funded Warrant to receive the kind and amount of securities, cash or other property that such holders would have received had they exercised such Pre-Funded Warrant immediately prior to such acquisition, without regard to any limitations on exercise contained in the Pre-Funded Warrants

The Pre-Funded Warrants cannot not require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, and do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the Pre-Funded Warrants are classified as a component of permanent equity. After deducting for commissions and other offering expenses, the Company received net proceeds of approximately $91.4 million from the sale of 8,489,409 shares of common stock and 1,538,591 Pre-Funded Warrants, of which approximately $0.5 million of offering expenses is within accounts payable and accrued expenses as of June 30, 2023.

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

Each share of the Series B Convertible Preferred Shares is convertible into 3.5305 shares of the Company’s common stock, such conversion rate reflects an adjustment to account for the Reverse Stock Split, at the option of the holders at any time, subject to certain limitations, including that the holder will be prohibited from converting Series B Convertible Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% (the “Conversion Blocker”) of the total common stock then issued and outstanding immediately following the conversion of such shares of Series B Convertible Preferred Stock. Holders of the Series B Convertible Preferred Stock are permitted to increase the Conversion Blocker to an amount not to exceed 19.99% upon 60 days’ notice.

The Company agreed to sell and issue in the first tranche of the Private Placement 1,200,000 shares of Series B Convertible Preferred Stock at a purchase price of $25.00 per share of Series B Convertible Preferred Stock (equivalent to $7.0812 per share of common stock on a post-Reverse Stock Split basis). The first tranche of the Private Placement closed on January 27, 2023. The Company received gross proceeds from the first tranche of the Private Placement of approximately $30.0 million, before deducting fees to the placement agent and other offering expenses payable by the Company (“Series B Convertible Preferred Stock Proceeds”).

In addition, the Company agreed to sell and issue in the second tranche of the Private Placement 944,160 shares of Series B Convertible Preferred Stock at a purchase price of $31.77 per share of Series B Convertible Preferred Stock (equivalent to $9.00 per share of common stock on a post-Reverse Stock Split basis) if at any time within 18 months following the closing of the first tranche the 10-day volume weighted average price of the Company’s common stock (as quoted on Nasdaq and as calculated by Bloomberg) should reach at least $13.50 per share, such threshold reflects an adjustment to account for the Reverse Stock Split (which may be further adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as needed) with aggregate trading volume during the same 10-day period of at least $25 million within 18 months from the closing date of the initial tranche. (the “Second Tranche Right”). The second tranche of the Private Placement is expected to close within seven trading days of meeting the second tranche conditions and will be subject to additional, customary closing conditions. If the Second Tranche Right conditions are satisfied, the Company anticipates receiving gross proceeds from the second tranche of the Private Placement of approximately $30.0 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

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

The Company classified the first tranche of the Series B Convertible Preferred Stock as temporary equity in the condensed consolidated balance sheets as the Company could be required to redeem the Series B Convertible Preferred Stock if the Company cannot convert the Series B Convertible Preferred Stock into shares of common stock for any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company which is not solely in the control of the Company. If the Company were required to redeem the Series B Convertible Preferred Stock, it would be based upon the volume-weighted-average price of common stock on an as converted basis on the date the holders provided a conversion notice to the Company. As of June 30, 2023, the Company did not adjust the carrying value of the Series B Convertible Preferred Stock since it was not probable the holders would be unable to convert the Series B Convertible Preferred

Stock into shares of common stock due to any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company.

The Company evaluated the Second Tranche Right under ASC 480 and determined that it met the requirements for separate accounting from the initial issuance of Series B Convertible Preferred Stock as a freestanding financial instrument. The Company then determined the Second Tranche Right should be liability classified pursuant to ASC 480. As a result, the Company classified the Second Tranche Right as a non-current liability within the condensed consolidated balance sheets and the Second Tranche Right was initially recorded at fair value and is subsequently re-measured at fair value at the end of each reporting period. The fair value of the Second Tranche Right on the date of issuance was determined to be $6.9 million based on a Monte-Carlo valuation and the Company allocated $6.9 million of the Series B Convertible Preferred Stock Proceeds to this liability and recorded this amount as preferred stock tranche liability. On June 30, 2023, the fair value of the Second Tranche Right was determined to be $7.5 million, and the Company recorded this amount as preferred stock tranche liability on the condensed consolidated balance sheets. The Company recorded the mark-to-market adjustment of $4.0 million and $0.5 million, for the three and six months ended June 30, 2023, respectively, under change in fair value of preferred stock tranche liability within the condensed consolidated statements of operations and loss.

The Company determined that all other features of the securities offered pursuant to the Securities Purchase Agreement were clearly and closely associated with the equity host and did not require bifurcation or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through June 30, 2023.

Series A Convertible Preferred Stock

On November 4, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC (collectively referred to as “BVF”), pursuant to which BVF exchanged 833,333 shares of the Company’s common stock (as adjusted to account for the Reverse Stock Split) for 1,000,000 shares of newly designated Series A convertible preferred stock, par value $0.0001 per share (the “Series A Convertible Preferred Stock”) (the “Exchange”).

Each share of the Series A Convertible Preferred Stock is convertible into 0.833 shares of the Company’s common stock (as adjusted to account for the Reverse Stock Split) at the option of the holder at any time, subject to certain limitations, including that the holder will be prohibited from converting Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% (the “Conversion Blocker”) of the total common stock then issued and outstanding immediately following the conversion of such shares of Preferred Stock. Holders of the Series A Preferred Stock are permitted to increase the Conversion Blocker to an amount not to exceed 19.99% upon 60 days’ notice.

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

At-the-market equity offering program

In August 2021, the Company entered into a sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). During the three and six months ended June 30, 2022, the Company sold 83,870 shares and 107,694 shares (each as adjusted to account for the Reverse Stock Split), respectively, under the August 2021 ATM for net proceeds of approximately $1.2 million and $1.8 million, respectively, (after deducting commissions and other offering expenses). There were no sales under the August 2021 ATM for the six months ended June 30, 2023.

12. Stock-based compensation

Stock options

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2023 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	1,168,105	$33.63	7.1	$18
Granted	884,749	7.77
Forfeited/cancelled	(33,416)	49.17
Expired	(12,415)	116.92
Outstanding at June 30, 2023	2,007,023	$21.45	8.0	$257
Vested at June 30, 2023	786,462	$35.28	6.1	$36

The fair value of each stock option granted during the six months ended June 30, 2023 and 2022 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Six months ended June 30,
	2023	2022
Risk-free interest rate	3.56%	2.82%
Volatility	90%	87%
Dividend yield	—	—
Expected term (years)	6.1	5.6

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the six months ended June 30, 2023 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2022	172,909	$25.82
Granted	8,058	$6.52
Vested	(34,183)	$26.15
Forfeited/cancelled	(4,451)	$16.31
Outstanding at June 30, 2023	142,333	$24.95

Employee stock purchase plan

At the Special Meeting of Stockholders, held on December 18, 2018, the stockholders approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”). On June 21, 2019, the board of directors of the Company amended and restated the 2018 ESPP, to account for certain non-material changes to the plan’s administration and, effective May 30, 2023, in connection with the Reverse Stock Split, the board of directors amended and restated the 2018 ESPP to account for the adjustments to the share reserves (the “Amended and Restated 2018 ESPP”). The Amended and Restated 2018 ESPP provides eligible employees with the opportunity, through regular payroll deductions, to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the common stock on (a) the date the option is granted, which is the first day of the purchase period, and (b) the exercise date, which is the last business day of the purchase period. The Amended and Restated 2018 ESPP generally allows for two six-month purchase periods per year beginning in January and July, or such other periods as determined by the compensation committee of the Company’s board of directors. The fair value of shares expected to be purchased under the Amended and Restated 2018 ESPP was calculated using the following weighted-average assumptions:

	Six months ended June 30,
	2023	2022
Risk-free interest rate	4.77%	0.22%
Volatility	106%	50%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the six months ended June 30, 2023 and 2022, the Company recognized less than $0.1 million in each period of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the six months ended June 30, 2023, the Company issued 6,874 shares of common stock (as adjusted to account for the Reverse Stock Split) for proceeds of less than $0.1 million under the Amended and Restated 2018 ESPP.

13. Net loss per share

Basic loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. For purposes of calculating net loss per share, weighted-average number of common shares outstanding includes the weighted average effect of the Pre-Funded Warrants issued in June 2023, the exercise of which requires little or no consideration for the delivery of shares of common stock. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, restricted stock units, and employee stock purchase plan shares (using the “treasury stock” method), and the 2018 Notes, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock (using the “if-converted” method), unless their effect on net loss per share is anti-dilutive.

The following potentially dilutive securities (each as adjusted to reflect the Reverse Stock Split) were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Outstanding stock options	2,007,023	1,378,172	2,007,023	1,378,172
Outstanding restricted stock units	142,333	216,797	142,333	216,797
2018 Notes	3,489	3,489	3,489	3,489
Employee stock purchase plan	7,396	5,391	7,396	5,391
Series A Convertible Preferred Stock	833,333	—	833,333	—
Series B Convertible Preferred Stock	4,236,570	—	4,236,570	—
Total potentially dilutive securities	7,230,144	1,603,849	7,230,144	1,603,849

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

Pursuant to the terms of the Secura APA, Secura paid the Company an up-front payment of $70.0 million in September 2020 and has agreed to pay the Company (i) regulatory milestone payments up to $45.0 million, consisting of a payment of $35.0 million upon receipt of regulatory approval of COPIKTRA in the United States for the treatment of PTCL and a payment of $10.0 million upon receipt of the first regulatory approval for the commercial sale of COPIKTRA in the European Union for the treatment of PTCL, (ii) sales milestone payments of up to $50.0 million, consisting of $10.0 million when total worldwide net sales of COPIKTRA exceed $100.0 million, $15.0 million when total worldwide net sales of COPIKTRA exceed $200.0 million and $25.0 million when total worldwide net sales of COPIKTRA exceed $300.0 million, (iii) low double-digit royalties on the annual aggregate net sales above $100.0 million in the United States, European Union, and the United Kingdom of Great Britain and Northern Ireland and

(iv) 50% of all royalty, milestone and sublicense revenue payments payable to Secura under the Company’s existing license agreements with Sanofi, Yakult, and CSPC, and 50% of all royalty and milestone payments payable to Secura under any license or sublicense agreement entered into by Secura in certain jurisdictions.

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

The Company determined $0.1 million of future potential royalties the Company expects to receive pursuant to the Secura APA were not constrained as of June 30, 2023. When estimating the amount of royalties to be received that were not constrained, the Company used the expected value method as there are a range of possible outcomes. When estimating royalties to be received, the Company used a combination of internal projections and forecasts and data from external sources. The Company determined that all other future potential royalties were constrained under the guidance as of June 30, 2023. As part of the Company’s evaluation of the constraint on future royalties, the Company considered a number of factors in determining whether there is significant uncertainty associated with future events that would result in royalty payments. Those factors include: the likelihood and magnitude of revenue reversals related to future royalties, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence, the amount of time to resolve the uncertainty, and lack of significant history of selling COPIKTRA outside of the United States.

As the consideration for future royalties is conditional, the Company recorded a corresponding contract asset for the expected royalties. Portions of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional. As of June 30, 2023 and December 31, 2022, the contract asset has been recorded within prepaid and other current assets on the condensed consolidated balance sheets.

The following table presents changes in the Company’s contract asset for the six months ended June 30, 2023 (in thousands):

Contract Asset:	December 31, 2022	Additions	Reclassification to receivable	June 30, 2023
Contract asset - Secura	$96	$—	$(34)	$62
Total	$96	$—	$(34)	$62

During three and six months ended June 30, 2023, the Company determined all future potential milestones were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of June 30, 2023. As part of the Company’s evaluation of the constraint, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for an extended period of time. All future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

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

15. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2023 and 2022, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2023 and 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

Updated Results of Avutometinib and Defactinib Combination in RAMP 201 Part A

In Part A of the RAMP 201 study, 31 patients with recurrent LGSOC were treated with the combination of avutometinib and defactinib, of which 29 were evaluable for efficacy with a minimum follow-up of 12 months and 13 patients remain on study treatment.

Overall, patients were heavily pretreated with a median of 4 prior systemic regimens (up to 11), including prior platinum-based chemotherapy, endocrine therapy and bevacizumab in most patients and prior MEK inhibitor therapy in about 13% of patients. Confirmed objective response rates (“ORR”) by blinded independent central review of 45% (13/29; 95% CI: 26%-64%) were observed. Tumor shrinkage was observed in the majority of patients, 86% (25/29). Further, 3 out of 4 patients who received prior MEK inhibitors responded to the combination.

Among the patients with KRAS mutant LGSOC, the ORR was 60% (9/15) in the combination arm. Among the patients with KRAS wild type LGSOC, the ORR was 29% (4/14). The median time to response was 5.5 months (range 1.6-14.7 months). The median duration of response and median progression free survival have not been reached.

An abstract highlighting these updated interim results from Part A of RAMP 201 has been presented in a Poster Discussion Session at the American Society of Clinical Oncology (ASCO) annual meeting that took place June 2-6, 2023 in Chicago, Illinois.

We intend to include mature data from the RAMP 201 study and the FRAME study, an investigator-sponsored Phase 1/2 study, to potentially support filing for accelerated approval in patients with recurrent LGSOC. Both studies are evaluating avutometinib and defactinib in patients with recurrent LGSOC. In July 2023, we announced that we have finalized the design of our confirmatory Phase 3 trial with the FDA to evaluate the efficacy and safety of avutometinib and defactinib versus statement of care chemotherapy and hormonal therapy in patients with recurrent LGSOC. The trial is entitled RAMP 301 and is expected to begin enrollment in the second half of 2023.

Target enrollment of the primary cohort (n=72) in the combination arm of RAMP 201 has been completed.  Continued enrollment in the combination arm of RAMP 201 is ongoing to expand the clinical experience in anticipation of RAMP 301.

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (“Amgen”) to evaluate the combination of avutometinib with Amgen’s KRAS G12C inhibitor LUMAKRAS® (sotorasib) in a Phase 1/2 trial entitled RAMP 203. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of avutometinib in combination with LUMAKRAS in patients with KRAS G12C NSCLC who have not been previously treated with a KRAS G12C inhibitor, as well as in patients who have progressed on a KRAS-G12C inhibitor. The study will investigate the potential benefits of a more complete vertical blockade of the MAPK pathway with the combination of avutometinib (RAF/MEK inhibition) with LUMAKRAS (KRAS G12C inhibition) in KRAS G12C locally advanced or metastatic NSCLC. The RAMP 203 trial has progressed to the recommended Phase 2 dose of 4 mg avutometinib in combination with 960 mg of LUMAKRAS and initiation of Part B dose expansion in patients who are G12C inhibitor treatment naïve and in patients who experienced disease progression on prior G12C monotherapy.

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

Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA through our ownership period ending in September 2020. We have financed our operations to date primarily through public offerings of our common stock and pre-funded warrants, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules Capital, Inc. (“Hercules”) in March 2017, as amended, the upfront payments and milestone payments under our license and collaboration agreements with Sanofi, CSPC Pharmaceutical Group Limited (“CSPC”), and Yakult Honsha Co., Ltd. (“Yakult”), the upfront payment and milestone payments received under the Secura APA, the issuance of the 2018 Notes (defined herein) in October 2018, the proceeds in connection with the private investment in public equity (the “PIPE”), our loan and security agreement executed with Oxford Finance LLC (“Oxford”) in March 2022, and sales of Series B Convertible Preferred Stock (as defined below). Additionally, from our U.S. commercial launch of COPIKTRA on September 24, 2018 through our ownership period ending in September 2020, we financed a portion of our operations through product revenue.

As of June 30, 2023, we had an accumulated deficit of $777.5 million. Our net loss was $24.3 million, $40.0 million, $22.0 million and $38.9 million for the three and six months ended June 30, 2023 and 2022, respectively. We expect to incur significant expenses and may continue to incur operating losses for the foreseeable future as a result of the continued research and development of avutometinib and defactinib. As of June 30, 2023, we had cash, cash equivalents and investments of $183.1 million. We expect our existing cash resources will be sufficient to fund our planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2022, related to revenue recognition, collaborative agreements, accrued and prepaid research and development expenses, stock-based compensation, and leases. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2023 and 2022

	Three months ended June 30,
	(dollar amounts in thousands)
	2023	2022	Change	% Change
Operating expenses:
Research and development	12,893	14,888	(1,995)	(13)%
Selling, general and administrative	7,399	6,514	885	14%
Total operating expenses	20,292	21,402	(1,110)	(5)%
Loss from operations	(20,292)	(21,402)	1,110	(5)%
Other income (expense)	(40)	6	(46)	(767)%
Interest income	1,122	84	1,038	1236%
Interest expense	(1,121)	(640)	(481)	75%
Change in fair value of preferred stock tranche liability	(3,950)	—	(3,950)	100%
Net loss	$(24,281)	$(21,952)	$(2,329)	11%

Research and development expense. Research and development expense for the three months ended June 30, 2023 (the “2023 Quarter”) was $12.9 million compared to $14.9 million for the three months ended June 30, 2022 (the “2022 Quarter”). The $2.0 million decrease from the 2022 Quarter to the 2023 Quarter was primarily driven by a decrease of $2.0 million of drug substance and drug product costs, a decrease of $1.3 million of contract research organization (“CRO”) costs, partially offset by an increase of $0.4 million in investigator sponsored trial (“IST”) costs, an increase of $0.4 million in investigator fee costs, an increase of $0.3 million of personnel costs, including non-cash stock compensation, and $0.2 million in pre-clinical trial costs.

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

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the 2023 Quarter and the 2022 Quarter.

	Three months ended June 30,
	2023	2022	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib	$5,462	$8,024	$(2,562)
Avutometinib + other combinations	1,453	651	802
Avutometinib manufacturing and non-clinical trial specific	1,122	1,714	(592)
COPIKTRA	49	14	35
Unallocated costs
Personnel costs, excluding stock-based compensation	2,979	2,768	211
Stock-based compensation expense	503	470	33
Other unallocated expenses	1,325	1,247	78
Total research and development expense	$12,893	$14,888	$(1,995)

The $2.6 million decrease in avutometinib + defactinib costs from the 2022 Quarter to the 2023 Quarter is primarily driven by a decrease in RAMP 202 trial costs, and drug substance and drug product costs for defactinib, partially offset by an increase in pre-clinical costs for avutometinib and defactinib. The $0.8 million increase of avutometinib + other combinations costs from the 2022 Quarter to the 2023 Quarter is primarily driven by an increase in RAMP 203 trial costs, RAMP 204 trial costs, and IST costs. The $0.6 million decrease in avutometinib manufacturing and non-clinical trial specific costs from the 2022 Quarter to the 2023 Quarter is primarily driven a decrease in drug substance and drug product costs for avutometinib, and pre-clinical collaboration costs for avutometinib.

Selling, general and administrative expense. Selling, general and administrative expense for the 2023 Quarter was $7.4 million compared to $6.5 million for the 2022 Quarter. The increase of $0.9 million from the 2022 Quarter to the 2023 Quarter primarily resulted from an increase of $0.4 million of consulting and professional fees, an increase of $0.1 million of additional costs in anticipation of potential launch of avutometinib and defactinib in LGSOC, and an increase of $0.4 million in travel and other costs.

Other Income (expense). Other expense for the 2023 Quarter was less than $0.1 million compared to other income of less than $0.1 million in the 2022 Quarter. Other expense for the 2023 Quarter and other income for the 2022 Quarter was comprised of changes in foreign currency exchange rates.

Interest income. Interest income for the 2023 Quarter was $1.1 million compared to $0.1 million for the 2022 Quarter. The increase of $1.0 million from the 2022 Quarter to the 2023 Quarter in interest income is primarily driven by an increase in interest rates on debt securities.

Interest expense. Interest expense for the 2023 Quarter was $1.1 million compared to $0.6 million for the 2022 Quarter. The increase of $0.5 million from the 2022 Quarter to the 2023 Quarter was primarily driven by the interest expense pursuant to the loan and security agreement entered into with Oxford on March 25, 2022 including an additional $15.0 million debt drawdown on March 22, 2023.

Change in fair value of preferred stock tranche liability. The change in fair value of the preferred stock tranche liability of $4.0 million for the 2023 Quarter was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Securities Purchase Agreement (defined herein). There was no preferred stock tranche liability outstanding during the 2022 Quarter.

Comparison of the six months ended June 30, 2023 and 2022

	Six months ended June 30,
	(dollar amounts in thousands)
	2023	2022	Change	% Change
Revenue:
Sale of COPIKTRA license and related assets	$—	$2,596	$(2,596)	(100)%
Total revenue	—	2,596	(2,596)	(100)%
Operating expenses:
Research and development	24,908	28,530	(3,622)	(13)%
Selling, general and administrative	14,728	12,448	2,280	18%
Total operating expenses	39,636	40,978	(1,342)	(3)%
Loss from operations	(39,636)	(38,382)	(1,254)	3%
Other income (expense)	(47)	34	(81)	(238)%
Interest income	2,098	130	1,968	1514%
Interest expense	(1,890)	(696)	(1,194)	172%
Change in fair value of preferred stock tranche liability	(520)	—	(520)	100%
Net loss	$(39,995)	$(38,914)	$(1,081)	3%

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the six months ended June 30, 2023 (the “2023 Period”) was $0.0 million compared to $2.6 million for the six months ended June 30, 2022 (the “2022 Period”). Sale of COPIKTRA license and related assets revenue for the 2022 Period was comprised of one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the 2022 Period and future royalties expected to be received pursuant to the Secura APA that were not constrained.

Research and development expense. Research and development expense for the 2023 Period was $24.9 million compared to $28.5 million for the 2022 Period. The $3.6 million decrease from the 2022 Period to the 2023 Period was primarily driven by a decrease of $2.7 million of drug substance and drug product costs, a decrease of $1.9 million of CRO costs, partially offset by an increase of $0.6 million in IST costs and an increase of $0.4 million of personnel costs, including non-cash stock compensation.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the 2023 Period and the 2022 Period.

	Six months ended June 30,
	2023	2022	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib	$10,196	$13,929	$(3,733)
Avutometinib + other combinations	2,571	933	1,638
Avutometinib manufacturing and non-clinical trial specific	2,777	4,884	(2,107)
COPIKTRA	79	85	(6)
Unallocated costs
Personnel costs, excluding stock-based compensation	5,891	5,523	368
Stock-based compensation expense	964	920	44
Other unallocated expenses	2,430	2,256	174
Total research and development expense	$24,908	$28,530	$(3,622)

The $3.7 million decrease in avutometinib + defactinib costs from the 2022 Period to the 2023 Period is primarily driven by a decrease in RAMP 202 trial costs, and RAMP 201 trial costs. The $1.6 million increase of avutometinib + other combinations costs from the 2022 Period to the 2023 Period is primarily driven by an increase in RAMP 203 trial costs, RAMP 204 trial costs and IST Costs. The $2.1 million decrease in avutometinib manufacturing and non-clinical trial specific costs from the 2022 Period to the 2023 Period is primarily driven a decrease in drug substance and drug product costs for avutometinib, CRO costs, and pre-clinical collaborations.

Selling, general and administrative expense. Selling, general and administrative expense for the 2023 Period was $14.7 million compared to $12.4 million for the 2022 Period. The increase of $2.3 million from the 2022 Period to the 2023 Period primarily resulted from an increase $0.8 million in consulting and professional fees, an increase of $0.7 million of additional costs in anticipation of potential launch of avutometinib and defactinib in LGSOC, an increase of $0.6 million of costs associated with financing activities, and an increase $0.2 million in travel and other costs.

Other Income (expense). Other expense for the 2023 Period was less than $0.1 million compared to other income of less than $0.1 million in the 2022 Period. Other expense for the 2023 Period was comprised of changes in foreign currency exchange rates. Other income for the 2022 Period was comprised of a gain on the sale of fixed assets and changes in foreign currency exchange rates.

Interest income. Interest income for the 2023 Period was $2.1 million compared to $0.1 million for the 2022 Period. The increase of $2.0 million from the 2022 Period to the 2023 Period in interest income is primarily driven by an increase in interest rates on debt securities.

Interest expense. Interest expense for the 2023 Period was $1.9 million compared to $0.7 million for the 2022 Period. The increase of $1.2 million from the 2022 Period to the 2023 Period was primarily driven by the interest expense pursuant to the loan and security agreement entered into with Oxford on March 25, 2022 including an additional $15.0 million debt drawdown on March 22, 2023.

Change in fair value of preferred stock tranche liability. The change in fair value of the preferred stock tranche liability of $0.5 million for the 2023 Period was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Securities Purchase Agreement (defined herein). There was no preferred stock tranche liability outstanding during the 2022 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public and private offerings of our common stock and pre-funded warrants, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments and under our license and collaboration agreements with Sanofi, Yakult, and CSPC, the upfront payment under the Secura APA, the issuance of 2018 Notes in October 2018, the proceeds in connection with the PIPE, the Loan Agreement with Oxford, and the issuance of Series B Convertible Preferred Stock. With the commercial launch of COPIKTRA in the United States in September 2018 through our ownership period ending in September 2020, we financed a portion of our operations through product revenue. As of September 30, 2020, we have sold our COPIKTRA license and no longer sell COPIKTRA in the United States. We expect to finance a portion of our business through future potential milestones and royalties received pursuant to the Secura APA.

As of June 30, 2023, we had $183.1 million of cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 14, 2023.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2023 Period and the 2022 Period (in thousands):

	Six months ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(40,190)	$(31,975)
Investing activities	13,196	48,513
Financing activities	135,531	26,160
Increase in cash, cash equivalents and restricted cash	$108,537	$42,698

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges and adjustments was $36.7 million and $35.4 million for the 2023 Period and the 2022 Period, respectively. Non-cash charges and adjustments were primarily related to change in fair value of the preferred stock tranche liability and stock-based compensation expense in the 2023 Period and stock-based compensation expense in the 2022 Period. Our cash outflow from operating activities due to changes in operating assets and liabilities was $3.5 million for the 2023 Period. Our cash inflow from operating activities due to changes in operating assets and liabilities was $3.4 million for the 2022 Period. Cash outflow due to changes in operating assets and liabilities for the 2023 Period was primarily driven by a decrease of $1.6 million in accrued expenses and other liabilities, and an increase of $1.5 million in prepaid expenses, other current assets and other assets. The increase in prepaid expenses, other current assets, and other assets is exclusive of cash received from PanCAN and used on the RAMP 205 study. Cash inflow due to changes in operating assets and liabilities for the 2022 Period was primarily driven by an increase of $2.0 million in accrued expenses and other liabilities and a decrease of $1.6 million in prepaid expenses, other current assets, and other assets. Cash used in operating activities was $40.2 million and $32.0 million for the 2023 Period and the 2022 Period, respectively.

Investing activities. The cash provided by investing activities for the 2023 Period relates to the net purchases of investments of $13.2 million. The cash provided by investing activities for the 2022 Period relates to the net maturities of investments of $48.5 million.

Financing activities. The cash provided by financing activities for the 2023 Period primarily represents $91.9 million of proceeds from our previously disclosed public offering in June 2023 of common stock and pre-funded warrants to purchase shares of our common stock, net of issuance costs, $28.1 million of proceeds received from issuance of Series B Convertible Preferred Stock, net of issuance costs, $14.9 million of proceeds received pursuant to the loan and security agreement with Oxford, $1.4 million of proceeds received from insurance premium financing and less than $0.1 million of proceeds received related to our employee stock purchase plan, partially offset by $0.9 million of payments on insurance premium financing. The cash provided by financing activities for the 2022 Period primarily represents $24.1 million of net proceeds received from the loan and security agreement with Oxford, $1.8 million of net proceeds received under our at-the market equity offering program, and $0.2 million of proceeds received related to exercise of stock options and employee stock purchase plan. Refer to Note 11. Capital Stock to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the January 2023 offering of our Series B Convertible Preferred Stock, the June 2023 offering of our common stock and pre-funded warrants to purchase shares of our common stock, and our at-the-market equity offering program; Note 7. Debt to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the loan and security agreement with Oxford; Note 9. Notes Payable to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the finance agreement with AFCO Premium Credit LLC related to insurance premium financing and the monthly payments of principal and interest related thereto; and Note 10. Convertible Senior Notes to our unaudited condensed consolidated financial statements included in this quarterly report for details on our 5.00% Convertible Senior Notes due 2048.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2022. There have not been any material changes from the contractual obligations and commitments previously disclosed in such report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $183.1 million as of June 30, 2023, consisting of cash, U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2023, an immaterial amount of our total liabilities were denominated in currencies other than the functional currency.

On March 25, 2022, we entered into the Loan Agreement, under which we borrowed $25.0 million in March 2022 and $15.0 million in March 2023, for a total of $40.0 million. The Term Loans under the Loan Agreement bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Changes in interest rates will cause interest charges to fluctuate under the Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three and six months ended June 30, 2023 due to the overall interest rate floor and cap.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and our Vice President of Finance (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our President and Chief Executive Officer and our Vice President of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

c
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed by the Registrant on March 12, 2019).

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed by the Registrant on March 12, 2019).

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

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 7, 2022)

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 25, 2023)

3.7

Certificate of Amendment to the Restated Certificate of Incorporation of Verastem, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 31, 2023).

4.1		Form of Pre-Funded Warrant. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 21, 2023).
10.1	*	Amended and Restated 2018 Employee Stock Purchase Plan
10.2	*	Amended and Restated 2012 Incentive Plan
10.3	*	Amended and Restated 2021 Equity Incentive Plan
31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*

Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on August 8, 2023 (furnished herewith).
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Current Report on form 10-Q, formatted in Inline XBRL

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: August 8, 2023	By:	/s/ DANIEL W. PATERSON

Daniel W. Paterson
President and Chief Executive Officer
(Principal executive officer)

Date: August 8, 2023	By:	/s/ DANIEL CALKINS

Daniel Calkins
Vice President, Finance
(Principal financial and accounting officer)