Form 10-Q
period 2023-09-30
Verastem, Inc.
filed 2023-11-08
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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

As of November 7, 2023 there were 25,267,436 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements relate to, among other things, the development and activity of our programs and product candidates, avutometinib (rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) program) and defactinib (focal adhesion kinase (“FAK”) program), the structure of our planned and pending clinical trials, and the timeline and indications for clinical development, regulatory submissions and commercialization of activities. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the success in the development and potential commercialization of our product candidates, including avutometinib in combination with other compounds, including defactinib, LUMAKRAS® and others; the uncertainties inherent in research and development, such as negative or unexpected results of clinical trials, the occurrence or timing of applications for our product candidates that may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve any such applications that may be filed for our product candidates, and, if approved, whether our product candidates will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of our product candidates; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that third- party payors (including government agencies) may not reimburse; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that our product candidates will cause adverse safety events and/or unexpected concerns may arise from additional data or analysis, or result in unmanageable safety profiles as compared to their levels of efficacy; that our product candidates may experience manufacturing or supply interruptions or failures; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for our product candidates; that we will be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned, including as a result of conducting additional studies; that we may not have sufficient cash to fund our contemplated operations; that we may not attract and retain high quality personnel; that we or Chugai Pharmaceutical, Co. Ltd. will fail to fully perform under the avutometinib license agreement; that our target market for our product candidates might be smaller than we are presently estimating; that Secura Bio, Inc. will fail to fully perform under the asset purchase agreement with Secura Bio, Inc., including in relation to milestone payments; that we will not see a return on investment on the payments we have and may continue to make pursuant to the collaboration and option agreement with Genfleet Therapeutics (Shanghai), Inc. (“Genfleet”) or that Genfleet will fail to fully perform under the agreement; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$94,986	$74,933
Short-term investments	70,677	12,961
Accounts receivable, net	—	31
Prepaid expenses and other current assets	8,822	4,945
Total current assets	174,485	92,870
Property and equipment, net	35	92
Right-of-use asset, net	1,336	1,789
Restricted cash	241	241
Other assets	56	58
Total assets	$176,153	$95,050
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,118	$4,901
Accrued expenses	16,314	14,983
Note Payable	146	—
Deferred liabilities	1,035	710
Lease liability, short-term	902	794
Convertible senior notes	297	275
Total current liabilities	23,812	21,663
Non-current liabilities:
Long-term debt	39,911	24,526
Lease liability, long-term	780	1,470
Other long-term liabilities	51	—
Preferred stock tranche liability	7,260	—
Total liabilities	71,814	47,659
Convertible preferred stock:
Series B Convertible Preferred Stock, $0.0001 par value; 2,144 and 0 shares designated at September 30, 2023 and December 31, 2022, respectively; 1,200 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	21,159	—
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 5,000 shares authorized:
Series A Convertible Preferred Stock, $0.0001 par value; 1,000 shares designated, 1,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 25,265 and 16,712 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	880,650	784,912
Accumulated other comprehensive income	49	—
Accumulated deficit	(797,522)	(737,523)
Total stockholders’ equity	83,180	47,391
Total liabilities, convertible preferred stock and stockholders’ equity	$176,153	$95,050

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Sale of COPIKTRA license and related assets	$—	$—	$—	$2,596
Total revenue	—	—	—	2,596
Operating expenses:
Research and development	13,946	11,288	38,854	39,818
Selling, general and administrative	7,363	6,421	22,091	18,869
Total operating expenses	21,309	17,709	60,945	58,687
Loss from operations	(21,309)	(17,709)	(60,945)	(56,091)
Other income (expense)	(13)	20	(60)	54
Interest income	2,247	316	4,345	446
Interest expense	(1,129)	(717)	(3,019)	(1,413)
Change in fair value of preferred stock tranche liability	200	—	(320)	—
Net loss	$(20,004)	$(18,090)	$(59,999)	$(57,004)
Net loss per share—basic and diluted	$(0.75)	$(1.10)	$(2.93)	$(3.60)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	26,790	16,430	20,452	15,834

Net loss	$(20,004)	$(18,090)	$(59,999)	$(57,004)
Unrealized gain (loss) on available-for-sale securities	48	91	49	(73)
Comprehensive loss	$(19,956)	$(17,999)	$(59,950)	$(57,077)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

								Accumulated
							Additional	other		Total
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2022	—	$—	1,000,000	$—	16,711,761	$2	$784,912	$—	$(737,523)	$47,391
Net loss	—	—	—	—	—	—	—	—	(15,714)	(15,714)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	6	—	6
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	17,658	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,313	—	—	1,313
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	6,874	—	29	—	—	29
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $1,901 and preferred stock tranche liability of $6,940	1,200,000	21,159	—	—	—	—	—	—	—	—
Balance at March 31, 2023	1,200,000	$21,159	1,000,000	$—	16,736,293	$2	$786,254	$6	$(753,237)	$33,025
Net loss	—	—	—	—	—	—	—	—	(24,281)	(24,281)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	—	—	—	—	(5)	—	(5)
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	16,176	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,432	—	—	1,432
Issuance of common stock, and pre-funded warrants, net of issuance cost of $6,351	—	—	—	—	8,489,409	1	91,419	—	—	91,420
Balance at June 30, 2023	1,200,000	$21,159	1,000,000	$—	25,241,878	$3	$879,105	$1	$(777,518)	$101,591
Net loss	—	—	—	—	—	—	—	—	(20,004)	(20,004)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	48	—	48
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	15,489	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,517	—	—	1,517
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	7,396	—	28	—	—	28
Balance at September 30, 2023	1,200,000	$21,159	1,000,000	$—	25,264,763	$3	$880,650	$49	$(797,522)	$83,180

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2021	15,440,830	$2	$751,234	$34	$(663,711)	$87,559
Net loss	—	—	—	—	(16,962)	(16,962)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(147)	—	(147)
Issuance of common stock resulting from at-the-market transactions, net	23,824	—	575	—	—	575
Issuance of common stock resulting from vesting of restricted stock units	58,043	—	—	—	—	—
Stock-based compensation expense	—	—	1,646	—	—	1,646
Issuance of common stock under Employee Stock Purchase Plan	4,803	—	100	—	—	100
Balance at March 31, 2022	15,527,500	$2	$753,555	$(113)	$(680,673)	$72,771
Net loss	—	—	—	—	(21,952)	(21,952)
Unrealized (loss) on available-for-sale marketable securities	—	—	—	(17)	—	(17)
Issuance of common stock resulting from at-the-market transactions, net	83,870	—	1,240	—	—	1,240
Issuance of common stock resulting from exercise of stock options	6,378	—	92	—	—	92
Issuance of common stock resulting from vesting of restricted stock units	16,734	—	—	—	—	—
Stock-based compensation expense	—	—	1,758	—	—	1,758
Balance at June 30, 2022	15,634,482	$2	$756,645	$(130)	$(702,625)	$53,892
Net loss	—	—	—	—	(18,090)	(18,090)
Unrealized gain on available-for-sale marketable securities	—	—	—	91	—	91
Issuance of common stock resulting from at-the-market transactions, net	1,856,754	—	25,534	—	—	25,534
Issuance of common stock resulting from vesting of restricted stock units	8,587	—	—	—	—	—
Issuance of common stock resulting from exercise of stock options	1,803	—	26	—	—	26
Stock-based compensation expense	—	—	1,356	—	—	1,356
Issuance of common stock under Employee Stock Purchase Plan	5,391	—	64	—	—	64
Balance at September 30, 2022	17,507,017	$2	$783,625	$(39)	$(720,715)	$62,873

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2023	2022
Operating activities
Net loss	$(59,999)	$(57,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57	89
Amortization of right-of-use asset and lease liability	(129)	(113)
Stock-based compensation expense	4,262	4,760
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	(295)	231
Change in fair value of preferred stock tranche liability	320	—
Changes in operating assets and liabilities:
Accounts receivable, net	31	442
Prepaid expenses, other current assets and other assets	(2,950)	1,349
Accounts payable	217	3,057
Accrued expenses and other liabilities	1,331	(833)
Deferred liabilities	325	965
Other long-term liabilities	51	—
Net cash used in operating activities	(56,779)	(47,057)
Investing activities
Purchases of investments	(83,883)	(15,340)
Maturities of investments	27,000	68,500
Net cash provided by (used in) investing activities	(56,883)	53,160
Financing activities
Proceeds from issuance of Series B Convertible Preferred Stock, net	28,099	—
Proceeds from long-term debt, net	14,918	24,148
Proceeds from insurance premium financing	1,430	—
Payments on insurance premium financing	(1,284)	—
Proceeds from the exercise of stock options and employee stock purchase program	57	282
Proceeds from the issuance of common stock and pre-funded warrants, net	91,420	27,354
Net cash provided by financing activities	134,640	51,784
Increase in cash, cash equivalents and restricted cash	20,978	57,887
Cash, cash equivalents and restricted cash at beginning of period	75,789	21,493
Cash, cash equivalents and restricted cash at end of period	$96,767	$79,380
Supplemental disclosure of non-cash investing and financing activities
Issuance of preferred stock tranche liability	$6,940	$—

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

The Company has historical losses from operations and anticipates that it may continue to incur operating losses as it continues the research and development of its product candidates. As of September 30, 2023, the Company had cash, cash equivalents, and investments of $165.7 million, and an accumulated deficit of $797.5 million. The Company expects its existing cash resources will be sufficient to fund its planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

Reverse Stock Split

On May 30, 2023, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended to date, with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 at a ratio of 1-for-12 (the “Reverse Stock Split”), as authorized at the Company’s 2023 annual meeting of stockholders held on May 15, 2023. The Company effected the Reverse Stock Split on May 31, 2023. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to a fractional share of common stock were entitled to receive a price equal to the closing price of the common stock on the Nasdaq Capital Market on the date immediately preceding the Reverse Stock Split, as adjusted by the ratio of one share of common stock for every 12 shares of common stock, multiplied by the applicable fraction of a share. The number of shares of common stock that the Company is authorized to issue remains at 300,000,000 shares and the par value of its common stock remains unchanged at $0.0001 per share.

The Company has retroactively restated the share and per share amounts in the unaudited condensed consolidated financial statements as of December 31, 2022 and the nine months ended September 30, 2023 and 2022, and three months ended September 30, 2022, to give retroactive effect to the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and number of shares of common stock issuable under all outstanding stock options, convertible notes and preferred stock. In addition, proportionate adjustments have been made to the number of shares of common stock issuable upon vesting of the restricted stock units and the number of shares of common stock reserved for the Company’s equity incentive compensation plans. The condensed consolidated statements of convertible preferred stock and stockholders’ equity and balance sheets reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023.

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

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of September 30, 2023, the Company’s cash, cash equivalents and investments were deposited at four financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements. For the three and nine months ended September 30, 2023, the Company did not record any revenue.

Proceeds from Grants

In May 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is expected to support a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 trial will evaluate whether combining avutometinib (to target mutant Kirsten rat sarcoma viral oncogene homolog (“KRAS”), which is found in more than 90% of pancreatic adenocarcinomas) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with such pancreatic cancers. Through September 30,

2023, the Company has received $2.7 million of cash proceeds which was initially recorded as deferred liabilities on the balance sheet. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate. The Company recorded $0.5 million and $1.3 million of the proceeds as a reduction of research and development expense during the three and nine months ended September 30, 2023, respectively. The Company recorded less than $0.1 million of the proceeds as a reduction of research and development expense during the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, the Company recorded $1.0 million and $0.7 million, respectively, as deferred liabilities related to the PanCAN Grant in the consolidated balance sheets.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$94,986	$74,933
Restricted cash	1,781	856
Total cash, cash equivalents and restricted cash	$96,767	$75,789

Amounts included in restricted cash as of September 30, 2023, and December 31, 2022 represent (i) cash received pursuant to the PanCAN Grant restricted for future expenditures for specific research and development activities of $1.5 million and $0.6 million, respectively, and (ii) cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. Cash received pursuant to the PanCAN Grant is included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022. The letters of credit are included in non-current restricted cash on the condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2023
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$93,777	$76,842	$16,935	$—
Short-term investments	70,677	11,876	58,801	—
Total financial assets	$164,454	$88,718	$75,736	$—
Preferred stock tranche liability	$7,260	$—	$—	$7,260

	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$73,613	$72,617	$996	$—
Short-term investments	12,961	—	12,961	—
Total financial assets	$86,574	$72,617	$13,957	$—

The Company’s cash equivalents and short-term investments consist of U.S. Government money market funds, corporate bonds, agency bonds and commercial paper of publicly traded companies. The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2023 or December 31, 2022.

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

Below are the inputs used to value the preferred stock tranche liability at January 24, 2023 and September 30, 2023:

	September 30, 2023	January 24, 2023
Risk-free interest rate	5.46-5.61%	4.41-4.84%
Volatility	100%	90%
Dividend yield	—	—
Remaining term (years)	0.8	1.5

The following table represents a reconciliation of the preferred stock right liability recorded in connection with the entry into the Securities Purchase Agreement (in thousands):

January 1, 2023	$—
Fair value recognized upon entering into Securities Purchase Agreement	6,940
Fair value adjustment	320
September 30, 2023	$7,260

Fair Value of Financial Instruments

The fair value of the Company’s 2018 issued 5.00% Convertible Senior Notes due 2048 (the “2018 Notes”) was approximately $0.3 million as of September 30, 2023, and December 31, 2022, which equals the carrying value of the 2018 Notes on each respective date. The fair value of the 2018 Notes is influenced by the Company’s stock price, stock price volatility, and current market yields and was determined using Level 3 inputs.

The fair value of the Company’s long-term debt was determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the condensed consolidated balance sheet dates. The Company estimates that the fair value of its long-term debt was approximately $39.4 million as of September 30, 2023, which differs from the carrying value of $39.9 million. The Company estimates that the fair value of its long-term debt was approximately $24.9 million as of December 31, 2022, which differs from the carrying value of $24.5 million. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$79,832	$—	$—	$79,832
Corporate bonds, agency bonds and commercial paper (due within 90 days)	16,933	2	—	16,935
Total cash, cash equivalents & restricted cash:	$96,765	$2	$—	$96,767
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	70,630	48	(1)	70,677
Total investments	$70,630	$48	$(1)	$70,677
Total cash, cash equivalents, restricted cash and investments	$167,395	$50	$(1)	$167,444

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$74,794	$—	$—	$74,794
Corporate bonds, agency bonds and commercial paper (due within 90 days)	995	—	$—	995
Total cash, cash equivalents & restricted cash:	$75,789	$—	$—	$75,789
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$12,961	$2	$(2)	$12,961
Total investments	$12,961	$2	$(2)	$12,961
Total cash, cash equivalents, restricted cash and investments	$88,750	$2	$(2)	$88,750

There were no realized gains or losses on investments for the three or nine months ended September 30, 2023, or 2022. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's investments. Accrued interest receivable of $0.1 million is presented within the prepaid expenses and other current assets on the condensed consolidated balance sheets at each of September 30, 2023 and December 31, 2022. There was one debt security in an unrealized loss position as of September 30, 2023. There were two debt securities in an unrealized loss position as of December 31, 2022. None of these investments had been in an unrealized loss position for more than 12 months as of September 30, 2023 and December 31, 2022. The fair value of these securities as of December 31, 2022 was $6.0 million and the aggregate unrealized loss was immaterial. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions and not credit related. At both September 30, 2023 and December 31, 2022, the Company had the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its investments as of September 30, 2023 and December 31, 2022.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Research and development expenses	$9,054	$8,535
Compensation and related benefits	3,629	3,844
Professional fees	495	469
Consulting fees	1,304	902
Interest	312	192
Commercialization costs	429	148
Other	1,091	893
Total accrued expenses	$16,314	$14,983

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

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The Company determined that all features of the Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s assessment through September 30, 2023.

 The debt issuance costs and the Final Payment Fee have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the debt as of September 30, 2023, and December 31, 2022, are detailed below (in thousands):

	September 30, 2023	December 31, 2022
Principal loan balance	$40,000	$25,000
Final Payment Fee	539	225
Debt issuance costs, net of accretion	(628)	(699)
Long-term debt, net of discount	$39,911	$24,526

The following table sets forth total interest expense for the three and nine month periods ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Contractual Interest	$950	$587	$2,529	$1,143
Amortization of debt discount and issuance costs	60	57	175	121
Amortization of Final Payment Fee	119	73	315	149
Total	$1,129	$717	$3,019	$1,413

As of September 30, 2023, future principal payments due are as follows (in thousands):

2023	—
2024	—
2025	15,000
2026	20,000
2027	5,000
Total principal payments	$40,000

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

As of September 30, 2023, a right-of-use asset of $1.3 million and lease liability of $1.7 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Lease Expense
Operating lease expense	$221	$221	$664	$664
Total Lease Expense	$221	$221	$664	$664
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$268	$262	$793	$777

September 30, 2023
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	1.8
Weighted average discount rate	14.6%
Maturity Analysis
2023	268
2024	1,081
2025	546
Total	$1,895
Less: Present value discount	(213)
Lease Liability	$1,682

9. Notes Payable

In February 2023, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1.4 million, which accrues interest at 7.4% per annum, to fund a portion of the Company’s insurance policies. The Company is required to make monthly payments of $0.1 million through October 2023 including principal and interest. The agreement assigns AFCO a security interest in (i) all unearned premiums and dividends which may become payable under the insurance policies financed pursuant to this agreement, (ii) loss payments which reduce the unearned premiums, and (iii) the Company’s interest in any state insurance guarantee fund related to any of the insurance policies financed pursuant to this agreement. The outstanding balance at September 30, 2023 was $0.1 million recorded as note payable on the condensed consolidated balance sheets.

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

The Company assessed all terms and features of the 2018 Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2018 Notes, including the conversion, put and call features. The conversion feature was initially bifurcated as an embedded derivative but subsequently qualified for a scope exception to derivative accounting upon the Company’s stockholders approving an increase in the number of authorized shares of common stock in December 2018. The Company determined that all other features of the 2018 Notes were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through September 30, 2023.

The components of the carrying value of the 2018 Notes as of September 30, 2023 and December 31, 2022 are detailed below (in thousands):

	September 30, 2023	December 31, 2022
2018 Notes principal balance	$300	$300
Debt issuance costs, net of accretion	(3)	(25)
2018 Notes, net	$297	$275

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

Each Pre-Funded Warrant has an exercise price equal to $0.001 per share of common stock. The exercise price and the number of shares of common stock issuable upon exercise of each Pre-Funded Warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The Pre-Funded Warrants are exercisable as of June 21, 2023, do not expire and are exercisable in cash or by means of a cashless exercise. In addition, upon the consummation of an acquisition (as described in the Pre-Funded Warrant agreements), each Pre-Funded Warrant will automatically be converted into the right of the holder of such Pre-Funded Warrant to receive the kind and amount of securities, cash or other property that such holders would have received had they exercised such Pre-Funded Warrant immediately prior to such acquisition, without regard to any limitations on exercise contained in the Pre-Funded Warrants

The Pre-Funded Warrants cannot require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, and do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the Pre-Funded Warrants are classified as a component of permanent equity. After deducting for commissions and other offering expenses, the Company received net proceeds of approximately $91.4 million from the sale of 8,489,409 shares of common stock and 1,538,591 Pre-Funded Warrants.

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

In addition, the Company agreed to sell and issue in the second tranche of the Private Placement 944,160 shares of Series B Convertible Preferred Stock at a purchase price of $31.77 per share of Series B Convertible Preferred Stock (equivalent to $9.00 per share of common stock on a post-Reverse Stock Split basis) if at any time within 18 months following the closing of the first tranche the 10-day volume weighted average price of the Company’s common stock (as quoted on Nasdaq and as calculated by Bloomberg) should reach at least $13.50 per share, such threshold reflects an adjustment to account for the Reverse Stock Split (which may be further adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as needed) with aggregate trading volume during the same 10-day period of at least $25 million (the “Second Tranche Right”). The second tranche of the Private Placement is expected to close within seven trading days of meeting the second tranche conditions and will be subject to additional, customary closing conditions. If the Second Tranche Right conditions are satisfied, the Company anticipates receiving gross proceeds from the second tranche of the Private Placement of approximately $30.0 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

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

The Company classified the first tranche of the Series B Convertible Preferred Stock as temporary equity in the condensed consolidated balance sheets as the Company could be required to redeem the Series B Convertible Preferred Stock if the Company cannot convert the Series B Convertible Preferred Stock into shares of common stock for any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company which is not solely in the control of the Company. If the Company were required to redeem the Series B Convertible Preferred Stock, it would be based upon the volume-weighted-average price of common stock on an as converted basis on the date the holders provided a conversion notice to the Company. As of September 30, 2023, the Company did not adjust the carrying value of the Series B Convertible Preferred Stock since it was not probable the holders would be unable to convert the Series B Convertible Preferred Stock into shares of common stock due to any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company.

The Company evaluated the Second Tranche Right under ASC 480 and determined that it met the requirements for separate accounting from the initial issuance of Series B Convertible Preferred Stock as a freestanding financial instrument. The Company then determined the Second Tranche Right should be liability classified pursuant to ASC 480. As a result, the Company classified the Second Tranche Right as a non-current liability within the condensed consolidated balance sheets and the Second Tranche Right was initially recorded at fair value and is subsequently re-measured at fair value at the end of each reporting period. The fair value of the Second Tranche Right on the date of issuance was determined to be $6.9 million based on a Monte-Carlo valuation and the Company allocated $6.9 million of the Series B Convertible Preferred Stock Proceeds to this liability and recorded this amount as preferred stock tranche liability. On September 30, 2023, the fair value of the Second Tranche Right was determined to be $7.3 million, and the Company recorded this amount as preferred stock tranche liability on the condensed consolidated balance sheets. The Company recorded the mark-to-market adjustment of $0.2 million and $0.3 million, for the three and nine months ended September 30, 2023, respectively, under change in fair value of preferred stock tranche liability within the condensed consolidated statements of operations and loss.

The Company determined that all other features of the securities offered pursuant to the Securities Purchase Agreement were clearly and closely associated with the equity host and did not require bifurcation or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through September 30, 2023.

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

Shares of Series A Convertible Preferred Stock generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series A Convertible Preferred Stock will be required to amend the terms of the Series A Convertible Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Convertible Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock. Holders of Series A Preferred Stock are entitled to receive when, as and if dividends are declared and paid on the common stock, an equivalent dividend, calculated on an as-converted basis. Shares of Series A Convertible Preferred Stock are otherwise not entitled to dividends.

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

At-the-market equity offering program

In August 2021, the Company entered into a sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). During the three and nine months ended September 30, 2022, the Company sold 1,856,754 shares and 1,964,448 shares (each as adjusted to account for the Reverse Stock Split), respectively, under the August 2021 ATM for net proceeds of approximately $25.5 million and $27.4 million, respectively, (after deducting commissions and other offering expenses). There were no sales under the August 2021 ATM for the three and nine months ended September 30, 2023.

12. Stock-based compensation

Stock options

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2023 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	1,168,105	$33.63	7.1	$18
Granted	1,013,666	8.03
Forfeited/cancelled	(48,801)	42.87
Expired	(12,415)	116.92
Outstanding at September 30, 2023	2,120,555	$20.69	7.9	$470
Vested at September 30, 2023	826,878	$34.30	5.9	$86

The fair value of each stock option granted during the nine months ended September 30, 2023 and 2022 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Nine months ended September 30,
	2023	2022
Risk-free interest rate	3.63%	2.82%
Volatility	91%	87%
Dividend yield	—	—
Expected term (years)	6.1	5.6

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the nine months ended September 30, 2023 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2022	172,909	$25.82
Granted	108,058	$10.15
Vested	(49,815)	$25.87
Forfeited/cancelled	(5,477)	$17.96
Outstanding at September 30, 2023	225,675	$18.49

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

	Nine months ended September 30,
	2023	2022
Risk-free interest rate	5.16%	1.56%
Volatility	126%	77%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the nine months ended September 30, 2023, and 2022, the Company recognized less than $0.1 million in each period of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the nine months ended September 30, 2023, the Company issued 14,270 shares of common stock (as adjusted to account for the Reverse Stock Split) for proceeds of $0.1 million under the Amended and Restated 2018 ESPP.

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

The following potentially dilutive securities (each as adjusted to reflect the Reverse Stock Split) were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Outstanding stock options	2,120,555	1,137,738	2,120,555	1,137,738
Outstanding restricted stock units	225,675	206,951	225,675	206,951
2018 Notes	3,489	3,489	3,489	3,489
Employee stock purchase plan	6,310	6,459	6,310	6,459
Series A Convertible Preferred Stock	833,333	—	833,333	—
Series B Convertible Preferred Stock	4,236,570	—	4,236,570	—
Total potentially dilutive securities	7,425,932	1,354,637	7,425,932	1,354,637

14. License, collaboration and commercial agreements

GenFleet Therapeutics (Shanghai), Inc.

On August 24, 2023, the Company entered into a collaboration and option agreement (“GenFleet Agreement”) with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”), pursuant to which GenFleet granted the Company the option to obtain exclusive development and commercialization rights worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (the “Territory”) for up to three oncology programs targeting ras sarcoma (“RAS”) pathway driven cancers (the “GenFleet Options”). The Company may exercise its GenFleet Options on a program-by-program basis.

The Company made an upfront payment of $2.0 million to GenFleet in September 2023 and will provide $1.5 million of research support (“GenFleet R&D Support Fee”) over the first three years of the GenFleet Agreement. In addition, pursuant to the GenFleet Agreement, upon achievement of certain development and commercial milestones, and upon the Company exercising its GenFleet Options, GenFleet will be entitled to receive payments of up to $622.0 million. The Company has also agreed to pay GenFleet royalties on net sales of licensed products in the Territory ranging from the mid to high single digits.

The Company may terminate the GenFleet Agreement in its entirety or on a program-by-program basis by providing 90 days written notice to GenFleet. Either party may terminate the GenFleet Agreement in its entirety or on a program-by-program and country-by-country basis, with 60 days’ written notice for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the GenFleet Agreement in its entirety upon certain insolvency events involving the other party.

During the three months ended September 30, 2023, the Company expensed $2.0 million related to the upfront payment and $0.1 million related to the GenFleet R&D Support Fee within research and development expense in the consolidated statements of operations and comprehensive loss. The future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved. If the Company elects to exercise its GenFleet Options, the related payment will be recognized if and when each respective GenFleet Option is elected.

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

The Company determined $0.1 million of future potential royalties the Company expects to receive pursuant to the Secura APA were not constrained as of September 30, 2023. When estimating the amount of royalties to be received that were not constrained, the Company used the expected value method as there are a range of possible outcomes. When estimating royalties to be received, the Company used a combination of internal projections and forecasts and data from external sources. The Company determined that all other future potential royalties were constrained under the guidance as of September 30, 2023. As part of the Company’s evaluation of the constraint on future royalties, the Company considered a number of factors in determining whether there is significant uncertainty associated with future events that would result in royalty payments. Those factors include: the likelihood and magnitude of revenue reversals related to future royalties, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence, the amount of time to resolve the uncertainty, and lack of significant history of selling COPIKTRA outside of the United States.

As the consideration for future royalties is conditional, the Company recorded a corresponding contract asset for the expected royalties. Portions of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional. As of September 30, 2023 and December 31, 2022, the contract asset has been recorded within prepaid and other current assets on the condensed consolidated balance sheets.

The following table presents changes in the Company’s contract asset for the nine months ended September 30, 2023 (in thousands):

Contract Asset:	December 31, 2022	Additions	Reclassification to receivable	September 30, 2023
Contract asset - Secura	$96	$—	$(54)	$42
Total	$96	$—	$(54)	$42

During three and nine months ended September 30, 2023, the Company determined all future potential milestones were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of September 30, 2023. As part of the Company’s evaluation of the constraint, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for an extended period of time. All future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

During the three and nine months ended September 30, 2022, the Company recognized $0.0 million and $2.6 million, respectively, of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive loss. The sale of COPIKTRA license and related assets revenue for the nine months ended September 30, 2022 primarily related to one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the three months ended September 30, 2022, and future royalties expected to be received pursuant to the Secura APA that were not constrained.

15. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2023 and 2022, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2023 and 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022 as filed with the. Please also refer to the sections under headings “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022.

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

Updated Results of Avutometinib and Defactinib Combination in RAMP 201 Part A

An abstract highlighting updated interim results from Part A of RAMP 201 was presented in a Poster Discussion Session at the American Society of Clinical Oncology (ASCO) annual meeting that took place June 2-6, 2023 in Chicago, Illinois.

In this data cut from Part A of the RAMP 201 study, 31 patients with recurrent LGSOC were treated with the combination of avutometinib and defactinib, of which 29 were evaluable for efficacy with a minimum follow-up of 12 months and 13 patients remained on study treatment.

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

Updated Phase 1/2 FRAME Study Results in Patients with LGSOC

In September 2023 we presented updated FRAME study efficacy data at the 5th Annual RAS-Target Development Summit in Boston Massachusetts showing an ORR of 42% (11 of 26) in evaluable patients with LGSOC. Among patients with KRAS mutant LGSOC (n=12), the ORR was 58% (7 of 12), compared to patients with KRAS wild-type LGSOC (n=12), the ORR was 33% (4 of 12). Across all LGSOC patients, the median duration of response was 26.9 months (95% CI: 8.5-47.3) while median progression free survival (PFS) was 20.0 months (95% CI: 11.1-31.2). As of the July 2023 data cutoff date, 19% of patients (5 of 26) were still on study treatment with a minimum follow-up of 17 months.

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

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (“Amgen”) to evaluate the combination of avutometinib with Amgen’s KRAS G12C inhibitor LUMAKRAS® (sotorasib) in a Phase 1/2 trial entitled RAMP 203. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of avutometinib in combination with LUMAKRAS in patients with KRAS G12C NSCLC who have not been previously treated with a KRAS G12C inhibitor, as well as in patients who have progressed on a KRAS-G12C inhibitor. The study will investigate the potential benefits of a more complete vertical blockade of the MAPK pathway with the combination of avutometinib (RAF/MEK inhibition) with LUMAKRAS (KRAS G12C inhibition) in KRAS G12C locally advanced or metastatic NSCLC. The RAMP 203 trial has progressed to the recommended Phase 2 dose of 4 mg avutometinib in combination with 960 mg of LUMAKRAS and initiation of Part B dose expansion in patients who are G12C inhibitor treatment naïve and in patients who experienced disease progression on prior G12C monotherapy. In October 2023, we announced initial safety and pharmacokinetics results, as well as preliminary efficacy results from RAMP 203 which were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics on October 11-15, 2023 in Boston, Massachusetts.  The confirmed ORR was 25% (3/12) across efficacy-evaluable patients and seen in both KRAS G12C inhibitor resistant (14.3%; 1/7) and naïve (40%; 2/5) patients.

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

As of September 30, 2023, we had an accumulated deficit of $797.5 million. Our net loss was $20.0 million, $60.0 million, $18.1 million and $57.0 million for the three and nine months ended September 30, 2023, and 2022, respectively. We expect to incur significant expenses and may continue to incur operating losses for the foreseeable future as a result of the continued research and development of avutometinib and defactinib. As of September 30, 2023, we had cash, cash equivalents and investments of $165.7 million. We expect our existing cash resources will be sufficient to fund our planned operations through at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2022, related to revenue recognition, collaborative agreements, accrued and prepaid research and development expenses, stock-based compensation, and leases. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2023 and 2022

	Three months ended September 30,
	(dollar amounts in thousands)
	2023	2022	Change	% Change
Operating expenses:
Research and development	13,946	11,288	2,658	24%
Selling, general and administrative	7,363	6,421	942	15%
Total operating expenses	21,309	17,709	3,600	20%
Loss from operations	(21,309)	(17,709)	(3,600)	20%
Other income (expense)	(13)	20	(33)	(165)%
Interest income	2,247	316	1,931	611%
Interest expense	(1,129)	(717)	(412)	57%
Change in fair value of preferred stock tranche liability	200	—	200	100%
Net loss	$(20,004)	$(18,090)	$(1,914)	11%

Research and development expense. Research and development expense for the three months ended September 30, 2023 (the “2023 Quarter”) was $13.9 million compared to $11.3 million for the three months ended September 30, 2022 (the “2022 Quarter”). The $2.6 million increase from the 2022 Quarter to the 2023 Quarter was primarily driven by the $2.0 million upfront payment made in September 2023 pursuant to the GenFleet Agreement (defined herein), an increase of $0.7 million in contract research organization (“CRO”) costs, an increase of $0.4 million in personnel costs, including non-cash stock compensation, an increase of $0.2 million in investigator sponsored trial (“IST”) costs, and an increase of $0.2 million in investigator fee costs, partially offset by a decrease of $0.9 million in drug substance and drug product costs.

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

	Three months ended September 30,
	2023	2022	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib	$5,020	$4,560	$460
Avutometinib + other combinations	1,047	672	375
Avutometinib manufacturing and non-clinical trial specific	987	1,541	(554)
GenFleet	2,051	—	2,051
COPIKTRA	3	(7)	10
Unallocated costs
Personnel costs, excluding stock-based compensation	3,111	2,772	339
Stock-based compensation expense	503	417	86
Other unallocated expenses	1,224	1,333	(109)
Total research and development expense	$13,946	$11,288	$2,658

The $0.5 million increase in avutometinib + defactinib costs from the 2022 Quarter to the 2023 Quarter is primarily driven by an increase in RAMP 301 trial costs, an increase in RAMP 201 trial costs, and an increase in pre-clinical collaboration costs partially offset by a decrease in defactinib drug substance and drug product costs. The $0.4 million increase of avutometinib + other combinations costs from the 2022 Quarter to the 2023 Quarter is primarily driven by an increase in RAMP 203 trial costs and IST costs. The $0.6 million decrease in avutometinib manufacturing and non-clinical trial specific costs from the 2022 Quarter to the 2023 Quarter is primarily driven a decrease in pre-clinical collaboration costs for avutometinib. The $2.1 million increase in GenFleet (defined herein) costs is primarily driven by the $2.0 million upfront payment made in September 2023 pursuant to the GenFleet Agreement.

Selling, general and administrative expense. Selling, general and administrative expense for the 2023 Quarter was $7.4 million compared to $6.4 million for the 2022 Quarter. The increase of $1.0 million from the 2022 Quarter to the 2023 Quarter primarily resulted from an increase of $0.5 million in personnel costs, including non-cash stock compensation, an increase of $0.2 million of costs in anticipation of potential launch of avutometinib and defactinib in LGSOC, and an increase of $0.3 million in travel and other costs.

Other Income (expense). Other expense for the 2023 Quarter was less than $0.1 million compared to other income of less than $0.1 million in the 2022 Quarter. Other expense for the 2023 Quarter and other income for the 2022 Quarter was comprised of changes in foreign currency exchange rates.

Interest income. Interest income for the 2023 Quarter was $2.2 million compared to $0.3 million for the 2022 Quarter. The increase of $1.9 million from the 2022 Quarter to the 2023 Quarter in interest income is primarily driven by an increase in interest rates and investment balances on short term investments and cash equivalents.

Interest expense. Interest expense for the 2023 Quarter was $1.1 million compared to $0.7 million for the 2022 Quarter. The increase of $0.4 million from the 2022 Quarter to the 2023 Quarter was primarily driven by the interest expense pursuant to the loan and security agreement entered into with Oxford on March 25, 2022 including an additional $15.0 million debt drawdown on March 22, 2023.

Change in fair value of preferred stock tranche liability. The change in fair value of the preferred stock tranche liability of $0.2 million for the 2023 Quarter was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Securities Purchase Agreement (defined herein). There was no preferred stock tranche liability outstanding during the 2022 Quarter.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine months ended September 30,
	(dollar amounts in thousands)
	2023	2022	Change	% Change
Revenue:
Sale of COPIKTRA license and related assets	$—	$2,596	$(2,596)	(100)%
Total revenue	—	2,596	(2,596)	(100)%
Operating expenses:
Research and development	38,854	39,818	(964)	(2)%
Selling, general and administrative	22,091	18,869	3,222	17%
Total operating expenses	60,945	58,687	2,258	4%
Loss from operations	(60,945)	(56,091)	(4,854)	9%
Other income (expense)	(60)	54	(114)	(211)%
Interest income	4,345	446	3,899	874%
Interest expense	(3,019)	(1,413)	(1,606)	114%
Change in fair value of preferred stock tranche liability	(320)	—	(320)	100%
Net loss	$(59,999)	$(57,004)	$(2,995)	5%

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the nine months ended September 30, 2023 (the “2023 Period”) was $0.0 million compared to $2.6 million for the nine months ended September 30, 2022 (the “2022 Period”). Sale of COPIKTRA license and related assets revenue for the 2022 Period was comprised of one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the 2022 Period and future royalties expected to be received pursuant to the Secura APA that were not constrained.

Research and development expense. Research and development expense for the 2023 Period was $38.9 million compared to $39.8 million for the 2022 Period. The $0.9 million decrease from the 2022 Period to the 2023 Period was primarily driven by a decrease of $3.6 million in drug substance and drug product costs, a decrease of $1.1 million in CRO costs, partially offset by the $2.0 million upfront payment pursuant to the GenFleet Agreement, an increase of $0.9 million in personnel costs, including non-cash stock compensation, and increase of $0.9 million in IST costs.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the 2023 Period and the 2022 Period.

	Nine months ended September 30,
	2023	2022	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib	$15,216	$18,487	$(3,271)
Avutometinib + other combinations	3,618	1,633	1,985
Avutometinib manufacturing and non-clinical trial specific	3,764	6,425	(2,661)
GenFleet	2,051	—	2,051
COPIKTRA	82	79	3
Unallocated costs
Personnel costs, excluding stock-based compensation	9,002	8,268	734
Stock-based compensation expense	1,467	1,337	130
Other unallocated expenses	3,654	3,589	65
Total research and development expense	$38,854	$39,818	$(964)

The $3.3 million decrease in avutometinib + defactinib costs from the 2022 Period to the 2023 Period is primarily driven by a decrease in RAMP 202 trial costs, decrease in defactinib drug product and drug substance costs, and RAMP 201 trial costs, partially offset by an increase in RAMP 301 trial costs. The $2.0 million increase of avutometinib + other combinations costs from the 2022 Period to the 2023 Period is primarily driven by an increase in

RAMP 203 trial costs, RAMP 204 trial costs and IST Costs. The $2.7 million decrease in avutometinib manufacturing and non-clinical trial specific costs from the 2022 Period to the 2023 Period is primarily driven a decrease in drug substance and drug product costs for avutometinib, CRO costs, and pre-clinical collaborations. The $2.1 million increase in GenFleet costs is primarily driven by the $2.0 million upfront payment made in September 2023 pursuant to the GenFleet Agreement.

Selling, general and administrative expense. Selling, general and administrative expense for the 2023 Period was $22.1 million compared to $18.9 million for the 2022 Period. The increase of $3.2 million from the 2022 Period to the 2023 Period primarily resulted from an increase of $0.9 million in additional costs in anticipation of potential launch of avutometinib and defactinib in LGSOC, an increase of $0.7 million in consulting and professional fees, an increase of $0.6 million in costs associated with financing activities, an increase of $0.4 million in personnel costs, including non-cash stock compensation, and an increase $0.6 million in travel and other costs.

Other Income (expense). Other expense for the 2023 Period was $0.1 million compared to other income of $0.1 million in the 2022 Period. Other expense for the 2023 Period was comprised of changes in foreign currency exchange rates. Other income for the 2022 Period was comprised of a gain on the sale of fixed assets and changes in foreign currency exchange rates.

Interest income. Interest income for the 2023 Period was $4.3 million compared to $0.4 million for the 2022 Period. The increase of $3.9 million from the 2022 Period to the 2023 Period in interest income is primarily driven by an increase in interest rates and investment balances on short term investments and cash equivalents.

Interest expense. Interest expense for the 2023 Period was $3.0 million compared to $1.4 million for the 2022 Period. The increase of $1.6 million from the 2022 Period to the 2023 Period was primarily driven by the interest expense pursuant to the loan and security agreement entered into with Oxford on March 25, 2022 including an additional $15.0 million debt drawdown on March 22, 2023.

Change in fair value of preferred stock tranche liability. The change in fair value of the preferred stock tranche liability of $0.3 million for the 2023 Period was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Securities Purchase Agreement (defined herein). There was no preferred stock tranche liability outstanding during the 2022 Period.

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

As of September 30, 2023, we had $165.7 million of cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 14, 2023.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2023 Period and the 2022 Period (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(56,779)	$(47,057)
Investing activities	(56,883)	53,160
Financing activities	134,640	51,784
Increase in cash, cash equivalents and restricted cash	$20,978	$57,887

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges and adjustments was $55.8 million and $52.0 million for the 2023 Period and the 2022 Period, respectively. Non-cash charges and adjustments were primarily related to change in fair value of the preferred stock tranche liability and stock-based compensation expense in the 2023 Period and stock-based compensation expense in the 2022 Period. Our cash outflow from operating activities due to changes in operating assets and liabilities was $1.0 million for the 2023 Period. Our cash inflow from operating activities due to changes in operating assets and liabilities was $5.0 million for the 2022 Period. Cash outflow due to changes in operating assets and liabilities for the 2023 Period was primarily driven by an increase of $3.0 million in prepaid expenses, other current assets and other assets partially offset by an increase of $1.3 million in accrued expenses and other liabilities, an increase of $0.3 million in deferred liabilities and an increase of $0.2 million in accounts payable. Cash inflow due to changes in operating assets and liabilities for the 2022 Period was primarily driven by an increase of $3.1 million in accounts payable, a decrease of $1.3 million in prepaid expenses, other current assets, and other assets, an increase of $1.0 million in deferred liabilities, a decrease of $0.4 million in accounts receivable partially offset by a decrease of $0.8 million in accrued expenses and other liabilities. The changes in prepaid expenses, other current assets, and other assets in both periods are exclusive of cash received from PanCAN and used on the RAMP 205 study. Cash used in operating activities was $56.8 million and $47.1 million for the 2023 Period and the 2022 Period, respectively.

Investing activities. The cash provided by investing activities for the 2023 Period relates to the net purchases of investments of $56.9 million. The cash provided by investing activities for the 2022 Period relates to the net maturities of investments of $53.2 million.

Financing activities. The cash provided by financing activities for the 2023 Period primarily represents $91.4 million of proceeds from our previously disclosed public offering in June 2023 of common stock and pre-funded warrants to purchase shares of our common stock, net of issuance costs, $28.1 million of proceeds received from issuance of Series B Convertible Preferred Stock, net of issuance costs, $14.9 million of proceeds received pursuant to the loan and security agreement with Oxford, $1.4 million of proceeds received from insurance premium financing and $0.1 million of proceeds received related to our employee stock purchase plan, partially offset by $1.3 million of payments on insurance premium financing. The cash provided by financing activities for the 2022 Period primarily represents $27.4 million of net proceeds received under our at-the market equity offering program, $24.1 million of net proceeds received from the loan and security agreement with Oxford, and $0.3 million of proceeds received related to exercise of stock options and our employee stock purchase plan. Refer to Note 11. Capital Stock to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the January 2023 offering of our Series B Convertible Preferred Stock, the June 2023 offering of our common stock and pre-funded warrants to purchase shares of our common stock, and our at-the-market equity offering program; Note 7. Debt to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the loan and security agreement with Oxford; Note 9. Notes Payable to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the finance agreement with AFCO Premium Credit LLC related to insurance premium financing and the monthly payments of principal and interest related thereto; and Note 10. Convertible Senior Notes to our unaudited condensed consolidated financial statements included in this quarterly report for details on our 5.00% Convertible Senior Notes due 2048.

License and Collaboration Agreements

GenFleet Therapeutics (Shanghai), Inc.

On August 24, 2023, we entered into a collaboration and option agreement (“Genfleet Agreement”) with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”), pursuant to which GenFleet granted us the option to obtain the exclusive development and commercialization rights worldwide outside of mainland China, Hong Kong, Macau, and Taiwan for up to three oncology programs targeting RAS pathway driven cancers (the “Genfleet Options”). We may exercise its GenFleet Options on a program-by-program basis.

We made an upfront payment of $2.0 million in September 2023 to GenFleet and will provide $1.5 million of research support over the first three years of the GenFleet Agreement. In addition, pursuant to the GenFleet Agreement, upon achievement of certain development and commercial milestones, and upon us exercising our GenFleet Options, GenFleet will be entitled to receive payments of up to $622.0 million. We have also agreed to pay GenFleet royalties on net sales of licensed products in the Territory ranging from the mid to high single digits.

We may terminate the GenFleet Agreement in its entirety or on a program-by-program basis by providing 90 days written notice to GenFleet. Either party may terminate the GenFleet Agreement in its entirety or on a program-by-program and country-by-country basis, with 60 days’ written notice for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the GenFleet Agreement in its entirety upon certain insolvency events involving the other party.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as previously disclosed in the Company’s subsequent filings with the SEC, including this Quarterly Report on Form 10-Q, there have not been any material changes from the contractual obligations and commitments previously disclosed in such report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $165.7 million as of September 30, 2023, consisting of cash, U.S. Government money market funds, agency bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2023, an immaterial amount of our total liabilities were denominated in currencies other than the functional currency.

On March 25, 2022, we entered into the Loan Agreement, under which we borrowed $25.0 million in March 2022 and $15.0 million in March 2023, for a total of $40.0 million. The Term Loans under the Loan Agreement bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Changes in interest rates will cause interest charges to fluctuate under the Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three and nine months ended September 30, 2023 due to the overall interest rate floor and cap.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

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

10.1

Employment Agreement, dated August 2, 2023 by and between Verastem, Inc. and Daniel W. Paterson (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2023).

10.2

Employment Agreement, dated October 24, 2023 by and between Verastem, Inc. and Daniel Calkins (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 2, 2023).

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

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on November 8, 2023 (furnished herewith).
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Current Report on form 10-Q, formatted in Inline XBRL

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: November 8, 2023	By:	/s/ DANIEL W. PATERSON

Daniel W. Paterson
President and Chief Executive Officer
(Principal executive officer)

Date: November 8, 2023	By:	/s/ DANIEL CALKINS

Daniel Calkins
Chief Financial Officer
(Principal financial and accounting officer)