Form 10-K
period 2023-12-31
Verastem, Inc.
filed 2024-03-14
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35403

Verastem, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3269467 (I.R.S. Employer Identification No.)
117 Kendrick Street, Suite 500 Needham, Massachusetts (Address of principal executive offices)	02494 (Zip Code)

Registrant’s telephone number, including area code: (781) 292-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	VSTM	The Nasdaq Capital Market

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was $186,689,509.

The number of shares outstanding of the registrant’s common stock as of March 13, 2024 was 25,295,495

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on May 23, 2024 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, including our ability to continue as a going concern through one year from the date of the audited financial statements for the year ended December 31, 2023, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements relate to, among other things, the development and activity of our programs and product candidates, avutometinib (rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) program) and defactinib (focal adhesion kinase (“FAK”) program), the structure of our planned and pending clinical trials, the potential clinical value of our clinical trials, and the timeline and indications for clinical development, regulatory submissions and commercialization of activities. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the success in the development and potential commercialization of our product candidates, including avutometinib in combination with other compounds, including defactinib, LUMAKRAS® and others; the uncertainties inherent in research and development, such as negative or unexpected results of clinical trials, the occurrence or timing of applications for our product candidates that may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve any such applications that may be filed for our product candidates, and, if approved, whether our product candidates will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding trial design, labeling and other matters that could affect the timing, availability or commercial potential of our product candidates; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that third- party payors (including government agencies) may not reimburse; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that our product candidates will cause adverse safety events and/or unexpected concerns may arise from additional data or analysis, or result in unmanageable safety profiles as compared to their levels of efficacy; that our product candidates may experience manufacturing or supply interruptions or failures; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for our product candidates; that we will be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned, including as a result of conducting additional studies; that we may not have sufficient cash to fund our contemplated operations; that we may not attract and retain high quality personnel; that we or Chugai Pharmaceutical, Co., Ltd. (“Chugai”) will fail to fully perform under the avutometinib license agreement; that our target market for our product candidates might be smaller than we are presently estimating; that Secura Bio, Inc. (“Secura”) will fail to fully perform under the asset purchase agreement with Secura Bio, Inc., including in relation to milestone payments; that we will not see a return on investment on the payments we have and may continue to make pursuant to the collaboration and option agreement with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”) or that GenFleet will fail to fully perform under the agreement; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified under the heading “Risk Factors” in this Annual Report on Form 10-K, and in any subsequent filings with the Securities and Exchange Commission (“SEC”).

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

Our most advanced product candidates, avutometinib and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, but not limited to low-grade serous ovarian cancer (“LGSOC”), non-small cell lung cancer (“NSCLC”), pancreatic cancer, colorectal cancer (“CRC”), and melanoma. We believe that avutometinib may be beneficial as a therapeutic, as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors, or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

Avutometinib is an orally available first-in-class unique small molecule RAF/MEK clamp that inhibits the ras sarcoma (“RAS”)/RAF/MEK, ERK mitogen activated pathway kinase (“MAPK”) pathway which is involved in cell proliferation, migration, transformation, and survival of tumor cells. In contrast to other MEK-only inhibitors, avutometinib is a dual RAF/MEK clamp that blocks MEK kinase activity and induces the formation of dominant negative RAF-MEK complexes preventing phosphorylation of MEK by A-Raf proto-oncogene, serine/threonine kinase (“ARAF”), B-Raf proto-oncogene serine/threonine kinase (“BRAF”) and C-raf proto-oncogene serine/threonine kinase (“CRAF”). MEK-only inhibitors (e.g. trametinib) may have limited efficacy because they induce MEK phosphorylation (“pMEK”) by relieving extracellular-signal-regulated-kinase (“ERK”)-dependent feedback inhibition of RAF. By inhibiting RAF-mediated phosphorylation of MEK, avutometinib has the advantage of not inducing pMEK. This unique mechanism of avutometinib enables it to inhibit ERK signaling more effectively and may confer enhanced therapeutic activity against MAPK pathway-driven cancers. We use the term “RAMP” to refer to our RAF and MEK Program.

Avutometinib has been shown to inhibit MAPK pathway signaling and proliferation of tumor cell lines harboring MAPK pathway alterations including Kirsten rat sarcoma viral oncogene homolog (“KRAS”), neuroblastoma rat sarcoma viral oncogene homolog (“NRAS”), and BRAF mutations, among others. Avutometinib has demonstrated strong antitumor activity as monotherapy and in combination with (i) agents targeting parallel pathways (e.g. inhibitors of FAK, CDK4/6 and mTOR), (ii) agents targeting other nodes in the MAPK pathway (e.g. anti-EGFR, SOS1, KRAS G12C, and KRAS G12D inhibitors), (iii) chemotherapy, and (iv) anti-PD-1. Avutometinib, alone or in combination with defactinib, has received orphan drug designation for the treatment of all patients with LGSOC in the United States.

Defactinib is an oral small molecule inhibitor of FAK and proline-rich tyrosine kinase (“PYK2”) that is currently being evaluated as a potential combination therapy for various solid tumors. FAK and PYK2 are members of the same family of nonreceptor protein tyrosine kinases that integrate signals from integrin and growth factor receptors to regulate cell proliferation, survival, migration, and invasion. Defactinib targets malignant cells both directly and through modulation of the tumor microenvironment. Preclinical research by our scientists and collaborators at world-renowned research institutions has indicated that FAK inhibition delays tumor progression in cancer models, which was associated with reduced stromal density and immunosuppressive cell populations. Furthermore, it has been shown that activation of FAK is a putative adaptive resistance mechanism to MAPK pathway inhibition, supporting the clinical evaluation of avutometinib in combination with defactinib for treatment of cancers harboring MAPK pathway alterations. Defactinib has received orphan drug designation in ovarian cancer in the United States, the European Union, and Australia.

The combination of avutometinib and defactinib has been found to be clinically active in patients with KRAS mutant and KRAS wild-type recurrent LGSOC and has received breakthrough designation from the U.S. Food & Drug Administration (the “FDA”) for the treatment of all patients with recurrent LGSOC, regardless of KRAS status, after one or more prior lines of therapy including platinum-based chemotherapy.

In the fourth quarter of 2020, we commenced a registration-directed trial investigating avutometinib as a monotherapy and in combination with defactinib for the treatment of patients with recurrent LGSOC entitled RAMP 201 study. The RAMP 201 study is an adaptive two-part multicenter, parallel cohort, randomized, open label trial to evaluate the efficacy and safety of avutometinib alone and in combination with defactinib in patients with recurrent LGSOC. The combination of avutometinib and defactinib has been declared the go-forward treatment regimen based on a higher rate of confirmed objective responses in a planned interim analysis with prespecified criteria, acknowledging the demonstrated contribution of defactinib.

An abstract highlighting updated interim results from Part A (selection phase) of our RAMP 201 study was presented in a Poster Discussion Session at the American Society of Clinical Oncology (“ASCO”) annual meeting that took place on June 2-6, 2023 in Chicago, Illinois (data cutoff April 6, 2023). In this data cut from Part A of the RAMP 201 study, 31 patients with recurrent LGSOC were treated with the combination of avutometinib and defactinib, of which 29 were evaluable for efficacy with a minimum follow-up of 12 months and 13 patients remained on study treatment.

Overall, patients were heavily pretreated with a median of 4 prior systemic regimens (up to 11), including prior platinum-based chemotherapy, endocrine therapy and bevacizumab in most patients and prior MEK inhibitor therapy in about 13% of patients. Confirmed objective response rates (“ORR”) by blinded independent central review of 45% (13/29; 95% CI: 26%-64%) were observed. Tumor shrinkage was observed in the majority of patients, 86% (25/29). Further, three out of four patients who received prior MEK inhibitors responded to the combination.

Among the patients with KRAS mutant LGSOC, the ORR was 60% (9/15) in the combination arm. Among the patients with KRAS wild-type LGSOC, the ORR was 29% (4/14) in the combination arm. The median time to response was 5.5 months (range 1.6-14.7 months). The median duration of response and median progression free survival have not been reached. We plan to present full data from Parts A and Part B of the RAMP 201 study at a scientific medical conference in the first half of 2024.

In December 2023, we announced initiation of a confirmatory Phase 3 trial to evaluate the combination of avutometinib and defactinib for the treatment of patients with recurrent LGSOC entitled RAMP 301. RAMP 301 is a randomized global confirmatory trial, which will evaluate the efficacy and safety of avutometinib and defactinib versus standard chemotherapy or hormonal therapy in patients with recurrent LGSOC. RAMP 301 is the confirmatory study required by the FDA for the combination of avutometinib and defactinib to potentially receive full approval for the treatment of recurrent LGSOC.

We intend to submit an accelerated approval new drug application (“NDA”) with the FDA in the first half of 2024 for the combination of avutometinib and defactinib based on mature data from the RAMP 201 study, together with the results of the investigator-initiated Phase 1 FRAME trial. We also intend to initiate discussions with global regulatory authorities, including those in Europe and Japan with the objective of ultimately seeking approval for the combination in additional regions.

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (“Amgen”) to evaluate the combination of avutometinib with Amgen’s KRAS G12C inhibitor LUMAKRAS® (sotorasib) in a Phase 1/2 study entitled RAMP 203. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of avutometinib in combination with LUMAKRAS in patients with KRAS G12C NSCLC who have not been previously treated with a KRAS G12C inhibitor, as well as in patients who have progressed on a KRAS G12C inhibitor. The trial will build on preclinical data showing a deeper blockade of MAPK pathway signaling resulting in enhanced anti-tumor efficacy with the combination of LUMAKRAS (KRAS G12C inhibition) and avutometinib (RAF/MEK inhibition) relative to either agent alone. The RAMP 203 study has progressed to the recommended Phase 2 dose of 4 mg avutometinib in combination with 960 mg of LUMAKRAS and to initiation of Part B dose expansion in patients who are G12C inhibitor treatment naïve and in patients who experienced disease progression on prior G12C monotherapy. In October 2023, we announced initial safety and pharmacokinetics results, as well as preliminary efficacy results, from the RAMP 203 study which were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics on October 11-15, 2023 in Boston, Massachusetts. These preliminary results showed a confirmed ORR of 25% (3/12) across efficacy-evaluable patients and seen in both KRAS G12C inhibitor resistant (14.3%; 1/7) and naïve (40%; 2/5) patients. In January 2024, the

FDA granted fast track designation for combination of avutometinib and LUMAKRAS for the treatment of patients with KRAS G12C-mutant metastatic NSCLC who have received at least one prior systemic therapy and have not been previously treated with a KRAS G12C inhibitor. Based on stronger tumor regressions in KRAS G12C-mutant NSCLC preclinical models when a FAK inhibitor is added along with G12C inhibitor and avutometinib, we plan to add defactinib to the RAMP 203 study. We plan to provide data updates from the RAMP 203 study in the middle of 2024.

In November 2021, we entered into a clinical collaboration agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of avutometinib with Mirati’s KRAS G12C inhibitor KRAZATI® (adagrasib) in a Phase 1/2 trial entitled RAMP 204. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of avutometinib in combination with KRAZATI in patients with KRAS G12C NSCLC who have progressed on a KRAS G12C inhibitor. The trial will build on preclinical data showing a deeper blockade of MAPK pathway signaling resulting in enhanced anti-tumor efficacy with the combination of KRAZATI (KRAS G12C inhibition) and avutometinib (RAF/MEK inhibition) relative to either agent alone. The RAMP 204 study is open and enrolling. Dose escalation is ongoing. We plan to provide data updates from RAMP 204 in the middle of 2024.

In May 2022, we received the first “Therapeutic Accelerator Award” from the Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million. The grant is expected to support a Phase 1b/2 clinical trial of avutometinib in combination with defactinib entitled RAMP 205. This Phase 1b/2 trial is evaluating the safety, tolerability and efficacy of avutometinib and defactinib in combination with GEMZAR® (gemcitabine) and ABRAXANE® (Nab-paclitaxel) in patients with previously untreated metastatic adenocarcinoma of the pancreas. The RAMP 205 trial is evaluating whether combining avutometinib (to target mutant KRAS which is mutated in more than 90% of pancreatic adenocarcinomas) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with this type of pancreatic cancer. In August 2022, PanCAN agreed to provide us with an additional $0.5 million for the collection and translational analysis of patient samples. The RAMP 205 trial is open and enrolling. Dose escalation is ongoing. We plan to provide initial safety and efficacy results from RAMP 205 in the first half of 2024.

Furthermore, avutometinib and defactinib are currently being investigated in combination with immunotherapeutic and other agents through investigator sponsored trials (“ISTs”) for the treatment of various solid tumors, including, but not limited to, CRC, gynecological cancer with MAPK pathway alterations, breast cancer, thyroid cancer and melanoma.

In August 2023, we entered into a collaboration and option agreement (the “GenFleet Agreement”) with GenFleet pursuant to which GenFleet granted us options to obtain exclusive development and commercialization rights worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (the “GenFleet Territory”) for up to three oncology programs targeting RAS pathway driven cancers (the “GenFleet Options”). We may exercise our GenFleet Options on a program-by-program basis. The collaboration builds on the strengths of both companies in oncology small molecule drug development, enabling us to partner our clinical development and regulatory expertise with GenFleet’s accomplished discovery capabilities. This synergistic collaboration includes our experience and established network of collaborators, including scientific and clinical experts in RAS biology and RAS pathway-driven cancers and GenFleet’s accomplishments with its KRAS G12C inhibitor program. In December 2023, we announced the selection of an oral KRAS G12D inhibitor with a potential best-in-class profile as the lead program from our collaboration with GenFleet. The lead oncology discovery program is an orally bioavailable, potent and selective small molecule KRAS G12D inhibitor entitled GFH375/VS-7375. GenFleet plans to file an investigational new drug application (“IND”) in China in the first half of 2024 and initiate the Phase 1 clinical trial of GFH375/VS-7375 in the second half of 2024.

OUR FOCUS

We are focused on the development and commercialization of anticancer kinase inhibitors for optimized efficacy and safety – primarily as orally available drugs and drug candidates that are designed to treat various forms of cancer. Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. The American Cancer Society estimated that in the United States in 2023, over 1.9 million new cases of cancer were diagnosed and more than 600,000 people died from the disease. Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormonal therapy, immunotherapy, cell therapy, and targeted therapy. Notwithstanding years of intensive research and clinical use, these current treatments often fail to cure cancer and often cause side effects. For example, conventional chemotherapy works by stopping tumor growth by disrupting the cell cycle leading to cell death. Chemotherapies are effective at killing cancer cells because cancer cells generally grow more rapidly than normal cells. However, chemotherapies also target fast-growing normal cells of the body, such as blood cells, hair follicles, and the cells lining the mouth, stomach, and intestines. As a result, they have a range of side effects and although the treatments may succeed at initially decreasing tumor burden, they ultimately fail to kill all the cancer cells and/or to effectively disrupt the tumor microenvironment, potentially resulting in eventual disease progression.

Accordingly, cancer remains one of the world’s most serious health problems and is the second most common cause of death in the United States after heart disease. For example, the National Cancer Institute’s Surveillance, Epidemiology, and End Results Program (“NCI”; “SEER”) reported that in 2023 there were approximately 19,710 new cases of ovarian cancer, 238,340 new cases of lung cancer, 64,050 new cases of pancreatic cancer, and 153,020 new cases of colorectal cancer in the United States.

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

Despite significant advances in the treatment of cancer, unmet needs persist. KRAS has long been one of the most elusive cancer-causing proteins. KRAS mutant tumors are present in about 30% of all human cancers, have historically presented a difficult treatment challenge, and are often associated with significantly worse prognosis. Since the discovery of KRAS almost four decades ago, researchers have persistently tried to develop therapies that effectively block the cancer-promoting effects of KRAS mutation. Sotorasib (LUMAKRAS) and adagrasib (KRAZATI) are the first agents to directly target KRAS G12C and received FDA approval for patients with KRAS G12C NSCLC in 2021 and 2022, respectively. Challenges associated with identifying new treatment options for these types of cancers include resistance to single agents, identifying tolerable combination regimens with MEK inhibitors, and new KRAS inhibitors in development addressing only a minority of all KRAS mutated cancers.

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

Currently, avutometinib is being evaluated in combination with defactinib for the treatment of patients with recurrent LGSOC (i) in a Phase 2 registration directed study entitled RAMP 201, (ii) in a Phase 3 confirmatory trial entitled RAMP 301 and (iii) in an IST entitled FRAME. Avutometinib is also being investigated in combination with defactinib in ISTs to assess efficacy in other gynecological cancers with MAPK pathway mutations (e.g. high-grade and mucinous ovarian cancers, endometrial and cervical cancers).

Non-Small Cell Lung Cancer (“NSCLC”)

Lung cancer is the leading cause of cancer-related death in the United States and worldwide. Approximately 85% of lung cancers are NSCLC with the remaining 15% of lung cancers being small cell lung cancer. Adenocarcinoma and squamous cell carcinoma are the most common subtypes of NSCLC, accounting for 50% and 30% of NSCLC cases, respectively, with the remaining NSCLC cases being large cell carcinomas, mixed or rare histologies. Adenocarcinomas most frequently have molecular alterations that can be targeted with oral therapies. The most frequent molecular alterations are mutations in the KRAS gene (approximately 25% of adenocarcinomas) of which KRAS G12C is most common (approximately 13% of adenocarcinomas). Several tyrosine kinase inhibitors are in development for patients with KRAS G12C NSCLC of which the KRAS G12C inhibitors LUMAKRAS (sotorasib) and KRAZATI (adagrasib) are currently approved. LUMAKRAS and KRAZATI monotherapy have relatively low response rates and short times to progression and thus, number of agents are being combined with these G12C inhibitors including avutometinib in RAMP 203 and RAMP 204, respectively.

Currently, avutometinib is being evaluated (i) in combination with Amgen’s KRAS-G12C inhibitor LUMAKRAS in a Phase 1/2 study in patients with KRAS G12C mutant NSCLC entitled RAMP 203, and (ii) in combination with Mirati’s KRAZATI in patients with KRAS G12C mutant NSCLC in a Phase 1/2 trial entitled RAMP 204.

Pancreatic Cancer

In 2023, the NCI estimated that pancreatic cancer was the tenth most common cancer diagnosed in the United States and that the disease represented the third leading cause of cancer-related death in the country. Pancreatic cancer often has a poor prognosis, even when diagnosed early. Pancreatic cancer typically spreads rapidly and is seldom detected in its early stages, which is a major reason why it is a leading cause of cancer death. Signs and symptoms may not appear until pancreatic cancer is so advanced that complete surgical removal is not possible. Pancreatic cancer is one of the few cancers where survival has not improved significantly during the past 40 years. The NCI estimates that the number of new incidences of pancreatic cancer was 13.3 per 100,000 people per year based on 2016-2020 cases. Pancreatic cancer has a very high mortality rate with approximately 88% of patients dying within five years of their initial diagnosis based on the five-year relative survival rate from 2013 to 2019. The median age for diagnosis is 70 with the disease affecting males slightly more than females.

The prognosis for pancreatic cancer is extremely poor as shown by the survival rate, which indicates the need for new treatments. Chemotherapy or chemotherapy plus radiation is offered to patients whose tumors are unable to be removed surgically. Immuno-oncology agents have not demonstrated a significant improvement in treatment outcome for patients with pancreatic cancer. The limited impact of chemotherapies and immunotherapies to improve the outcome may be due to the dense stroma that is prevalent in pancreatic tumors and the tumor microenvironment. Activating mutations in KRAS represent a key initiating event in pancreatic cancer. KRAS mutations occur in up to 95% of pancreatic cancer, with KRAS G12D, G12V and G12R occurring in approximately 37%, 28% and 13% of patients, respectively. Furthermore, pancreatic cancer typically presents with high stromal density, comprised of fibroblasts and dense extracellular matrix, which is thought to limit the penetration of cytotoxic drugs and T cells into pancreatic tumors. Thus, there is a strong scientific rationale for combining avutometinib (to target mutant KRAS) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen with the objective of increasing response rate and survival. Currently, avutometinib is being evaluated in combination with defactinib + gemcitabine/nab-paclitaxel for the treatment of patients with advanced pancreatic cancer in a Phase 1b/2 clinical trial entitled RAMP 205.

Colorectal Cancer (“CRC”)

CRC, also known as bowel cancer, colon cancer, or rectal cancer, is the development of cancer from the colon or rectum (parts of the large intestine). According to the American Cancer Society, one in 23 men and one in 26 women will be diagnosed with CRC in their lifetime. CRC is the second leading cause of cancer death among people in the United States. The NCI estimates that the number of new incidences of CRC was 36.6 per 100,000 men and women per year based on 2016-2020 cases and the five-year relative survival rate from 2013 to 2019 for patients with CRC was approximately 65%. The individual likelihood of survival depends on how advanced the cancer is, whether all the cancer can be removed with surgery, and the person's overall health.

Treatments used for colorectal cancer may include some combination of surgery, radiation therapy, chemotherapy and targeted therapy. Cancers that are confined within the wall of the colon may be curable with surgery, while cancer that has spread widely is usually not curable, with management being directed towards improving quality of life and symptoms. KRAS mutations are present in approximately 45% of CRC and predict lack of response to anti-EGFR antibodies such as cetuximab. Although clinical trials of the KRAS G12C inhibitors LUMAKRAS (sotorasib) and KRAZATI (adagrasib) in combination with anti-EGFR antibodies in KRAS G12C CRC have shown promising activity, KRAS G12C only occurs in 3% of CRCs. Thus, novel therapies are needed for patients with CRC harboring other KRAS mutations including KRAS G12D and KRAS G12V which represent 13% and 9%, respectively. It has been shown that simultaneous targeting of multiple nodes in the MAPK pathway may be necessary for deep and durable response, supporting the clinical evaluation of avutometinib in combination with anti-EGFR for patients with KRAS mutant CRC. Currently, avutometinib in combination with the anti-EGFR antibody cetuximab is being evaluated for the treatment of patients with advanced KRAS mutant CRC in an IST.

Melanoma

In 2023, the NCI estimated melanoma cancer was diagnosed in approximately 97,610 patients or 21.0 cases per 100,000 people based on 2016-2020 cases. The NCI estimates the five year survival rate from 2013-2019 was approximately 94% Melanoma is a type of skin cancer that develops in melanocytes. Melanocytes are in the deep layer of the epidermis between the layer of basal cells. Melanocytes make a pigment called melanin. This gives skin its natural color. The pigment helps to protect the body from ultraviolet light (UV radiation) from the sun. Melanoma is most common at body sites that have received intense, intermittent sun/UV exposure. Melanoma is dangerous and aggressive due to its ability to spread to other organs rapidly if it is not treated at an early stage. About 30% of melanomas begin in existing moles, but the rest start in normal skin.

The five types of standard treatment for melanoma are surgery, chemotherapy, radiation therapy, immunotherapy and targeted therapy. In patients with melanoma, mutations in the MAPK pathway occur mainly in BRAF (52%), NRAS (28%), and NF1 (14%) Although several selective BRAF inhibitors are FDA-approved alone or in combination with MEK inhibitors for melanomas with BRAF V600E/K, there is still a need for agents to improve response rate, duration of response, and tolerability. Furthermore, there are no targeted therapy options for patients with BRAF V600E melanoma following progression on BRAF + MEK inhibitor combination and immune checkpoint inhibitors. Currently, avutometinib plus defactinib, with or without the BRAF inhibitor encorafenib, is being evaluated for the treatment of patients with brain metastases from cutaneous melanoma in an IST.

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

Key elements of our strategy to achieve this goal are:

●	Establishing avutometinib as the backbone of therapy for MAPK pathway-driven tumors.

●	Assessing synergy of avutometinib with other agents in preclinical models to prioritize for clinical development. It is becoming well established that blockade of multiple nodes in the MAPK pathway or co-targeting the MAPK pathway and relevant parallel pathways or resistance pathways may be necessary for maximal depth and duration of anti-tumor response. We are assessing combinations of avutometinib with (i) agents targeting other nodes in the MAPK pathway (e.g. KRAS G12C, KRAS G12D, anti-EGFR and SOS1 inhibitors), (ii) agents targeting parallel pathways that may mediate resistance to MAPK pathway inhibition (e.g. FAK, mTOR and CDK4/6 inhibitors), (iii) chemotherapy, and (iv) anti-PD-1. These studies may lead to discussions with other companies and clinical investigators with the objective of assessing high priority combinations in the clinic.
●	Continuing to develop and explore avutometinib in combination with defactinib and execute on the registration-directed RAMP 201 study. The combination of avutometinib with defactinib has been selected vs. avutometinib monotherapy as the go-forward treatment for patients with recurrent LGSOC regardless of KRAS status, acknowledging the demonstrated contribution of defactinib. Avutometinib is also being investigated in combination with defactinib in ISTs to assess efficacy in other gynecological cancers with MAPK pathway mutations (e.g. high-grade and mucinous ovarian cancers, endometrial and cervical cancers).
●	Execute on our confirmatory trial RAMP 301 required by the FDA for the combination of avutometinib and defactinib to potentially receive full approval for treatment of patients with recurrent LGSOC. We intend to submit an Accelerated Approval NDA for the combination of avutometinib and defactinib based on mature data from the RAMP 201 study, together with the results of the investigator-initiated FRAME trial in the first half of 2024.
●	Expanding the indications in which avutometinib may be used alone and in combination with other agents. We have entered into clinical collaboration agreements with both Amgen and Mirati to evaluate avutometinib in patients with KRAS G12C NSCLC in combination with Amgen’s KRAS G12C inhibitor LUMAKRAS (sotorasib) in a study entitled RAMP 203 or in combination with Mirati’s KRAS G12C inhibitor KRAZATI (adagrasib) in a trial entitled RAMP 204. Avutometinib is also being investigated in combination with defactinib + GEMZAR/ABRAXANE in patients with frontline pancreatic cancer in a trial entitled RAMP 205. Additionally, ISTs and preclinical studies are in progress to prioritize additional cancer indications and approaches to expand the potential clinical development of our product candidates. Avutometinib is being investigated in combination with the anti-EGFR antibody cetuximab in KRAS mutant CRC, in combination with abemacicilib and fulvestrant in breast cancer, and in combination with the BRAF inhibitor encorafenib in BRAF V600E melanoma through ISTs.
●	Continue to advance three oncology discovery programs targeting RAS/MAPK pathway-driven cancers with GenFleet for which we have three exclusive GenFleet Options that may be exercised on a program-by-program basis. The lead oncology discovery program is an orally bioavailable, potent and selective small molecule KRAS G12D inhibitor entitled GFH375/VS-7375. GenFleet plans to file an IND in China in the first half of 2024 and initiate the Phase 1 clinical trial of GFH375/VS-7375 in the second half of 2024.
●	Consider the acquisition or in-licensing of rights to additional agents. We may pursue the acquisition or in-license of rights to additional agents from third parties that may supplement our internal programs and allow us to initiate clinical development of a diverse pipeline of agents more quickly.
●	We may seek third-party collaborators for the eventual commercialization of our product candidates both in the U.S. and around the world.

OUR PRODUCT CANDIDATES AND PIPELINE

Our pipeline product candidates currently consist of avutometinib as a monotherapy and in combination with defactinib and other agents which continue to be evaluated in the clinic for the treatment of a variety of cancer types. The following table represents the status of our pipeline:

1 FDA breakthrough therapy designation

2 FDA fast track designation

RAMP 301 Study = NCT06072781

RAMP 201 Study = NCT04625270

RAMP 203 Study = NCT05074810

RAMP 204 Study = NCT05375994

RAMP 205 Study = NCT05669482

FRAME Study = NCT03875820

IST in MAPK pathway-driven gynecological cancer = NCT05512208

IST in mesonephric gynecologic cancer = NCT05787561

IST in KRAS mutant CRC = NCT05200442

IST in ER+ breast cancer = NCT05608252

IST in thyroid cancer = NCT06007924

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

Avutometinib and defactinib

Avutometinib is an investigational oral first-in-class unique small molecule RAF/MEK clamp that inhibits the MAPK pathway which is involved in cell proliferation, migration, transformation, and survival of tumor cells. In contrast to other MEK-only inhibitors, avutometinib is a dual RAF/MEK clamp that blocks MEK kinase activity and induces the formation of dominant negative RAF-MEK complexes preventing phosphorylation of MEK by ARAF, BRAF and CRAF. MEK-only inhibitors (e.g., trametinib) paradoxically induce pMEK by relieving extracellular-signal-regulated-kinase (ERK)-dependent feedback inhibition of RAF which may limit their efficacy. By inhibiting RAF-mediated phosphorylation of MEK, avutometinib has the advantage of not inducing pMEK. This unique mechanism of avutometinib enables more effective inhibition of ERK signaling and may confer enhanced therapeutic activity against MAPK pathway-driven cancers. Avutometinib, alone or in combination with defactinib, has received orphan drug designation for the treatment of all patients with LGSOC in the United States.

Defactinib is an oral small molecule inhibitor of FAK and PYK2 that is currently being evaluated as a potential combination therapy for various solid tumors. FAK and PYK2 are members of the same family of nonreceptor protein tyrosine kinases that integrate signals from integrin and growth factor receptors to regulate cell proliferation, survival, migration, and invasion. Defactinib targets malignant cells both directly and through modulation of the tumor microenvironment. Preclinical research by our scientists and collaborators at world-renowned research institutions has indicated that FAK inhibition delays tumor progression in cancer models, which was associated with reduced stromal density and immunosuppressive cell populations. Furthermore, it has been shown that activation of FAK is a putative adaptive resistance mechanism to MAPK pathway inhibition, supporting the clinical evaluation of avutometinib in combination with defactinib for treatment of cancers harboring MAPK pathway alterations. Defactinib has received orphan drug designation in ovarian cancer in the United States, the European Union, and Australia.

The combination of avutometinib and defactinib has received breakthrough designation from the FDA for the treatment of patients with recurrent LGSOC, regardless of KRAS status, after one or more prior lines of therapy, including platinum-based chemotherapy.

Phase 3 Study (known as RAMP (RAF and MEK Program) 301 Study) Confirmatory Trial of Avutometinib and Defactinib in Recurrent LGSOC

The RAMP 301 study is an international collaboration between The GOG Foundation, Inc. and the European Network of Gynaecological Oncological Trial groups sponsored by us. The trial is expected to enroll 270 patients who will be randomized to either the combination of avutometinib and defactinib or investigator’s choice chemotherapy (pegylated liposomal doxorubicin, paclitaxel, or topotecan) or hormone therapy (letrozole or anastrozole). The primary endpoint is progression free survival by Blinded Independent Central Review. Secondary endpoints include ORR, duration of response, disease control rate, safety and tolerability, patient reported outcomes, and overall survival. RAMP 301 is a global study with enrollment open in the U.S. and Australia and enrollment planned in Canada, the United Kingdom, Europe, and Korea.

RAMP 301 is the confirmatory study required by the FDA for the combination of avutometinib and defactinib to potentially receive full approval for the treatment of patients with recurrent LGSOC. We intend to submit an Accelerated Approval NDA for the combination of avutometinib and defactinib based on mature data from RAMP 201 study, together with the results of the investigator-initiated FRAME trial in the first half of 2024. In July 2023, we announced we finalized with the FDA the design of RAMP 301 and, in December 2023, we initiated the RAMP 301 study.

Phase 2 Study (known as RAMP (RAF and MEK Program) 201 Study) Registration-Directed Study of Avutometinib and Defactinib in Recurrent LGSOC

The RAMP 201 study that was initiated in November 2020 is a registration-directed clinical study of avutometinib and defactinib in patients with recurrent LGSOC.

The RAMP 201 Study is an international adaptive two-part multicenter, parallel cohort, randomized, open label study to evaluate the efficacy and safety of avutometinib alone and in combination with defactinib in patients with recurrent LGSOC. The objective of Part A (selection phase) of the RAMP 201 study was to select the go-forward regimen between avutometinib monotherapy or the combination of avutometinib and defactinib being studied in Part B (expansion phase). In addition, the efficacy was assessed in both KRAS mutant and KRAS wild-type LGSOC. Part B (expansion phase) of the study is examining efficacy and safety parameters of the regimen selected. Part A randomized eligible patients to avutometinib monotherapy (n=33) or the combination of avutometinib and defactinib (n=31). The combination of avutometinib and defactinib has been declared the go-forward treatment regimen based on a higher rate of confirmed objective responses in a planned interim analysis with prespecified criteria.

We plan to present full data from Parts A and Part B of the RAMP 201 study at a scientific medical conference in first half of 2024.

Updated Phase 2 RAMP 201 Study Results in Patients with LGSOC Part A (May 2023)

An abstract highlighting updated interim results from Part A of the RAMP 201 study was presented in a Poster Discussion Session at the American Society of Clinical Oncology (ASCO) annual meeting that took place on June 2-6, 2023, in Chicago, Illinois (data cutoff April 6, 2023).

In this data cut from Part A of the RAMP 201 study, 31 patients with recurrent LGSOC were treated with the combination of avutometinib and defactinib, of which 29 were evaluable for efficacy with a minimum follow-up of 12 months and 13 patients remained on study treatment.

Overall, patients were heavily pretreated with a median of four prior systemic regimens (up to 11), including prior platinum-based chemotherapy, endocrine therapy and bevacizumab in most patients and prior MEK inhibitor therapy in about 13% of patients. Confirmed ORR by blinded independent central review of 45% (13/29; 95% CI: 26%-64%) were observed. Tumor shrinkage was observed in the majority of patients, 86% (25/29). Further, three out of four patients who received prior MEK inhibitors responded to the combination.

Among the patients with KRAS mutant LGSOC, the ORR was 60% (9/15) in the combination arm. Among the patients with KRAS wild-type LGSOC, the ORR was 29% (4/14) in the combination arm. The median time to response was 5.5 months (range 1.6-14.7 months). The median duration of response and median progression free survival have not been reached.

The safety profile was consistent with previously reported safety data. The most common treatment-related adverse events for the combination in all treated patients (n=81) were nausea and vomiting, diarrhea, blood creatine phosphokinase (CPK) increased, peripheral edema, vision blurred, dermatitis acneiform and rash, fatigue, and dry skin, most of which were mild to moderate. The discontinuation rate, due to adverse events, was 12% in the study overall to date (4.9% due to elevated blood CPK).

Efficacy and Safety Data of Avutometinib and Defactinib in Recurrent LGSOC in Heavily Pretreated Patient Population (November 2023)

The results of a planned subgroup analysis of Part A of the RAMP 201 study were presented in an oral presentation during a plenary session at the Annual Global Meeting of the International Gynecologic Cancer Society (IGCS 2023) from November 5-7, 2023 in Seoul, Korea.

This planned subgroup analysis was performed to assess efficacy (confirmed ORR via blinded independent central review per RECIST v1.1) and safety in prior lines of therapy (“LoT”) (1-3 LoT, ≥4 LoT). The analysis also evaluated efficacy in the context of best response to most recent prior treatment in the metastatic/recurrent setting.

In the combination arm of the RAMP 201 study, the observed ORRs were consistent across patients who received 1-3 (45.5%, 5/11, 95% CI 17-77) and ≥4 (44.4%, 8/18, 95% CI 22-69) lines of therapy. Prior to enrollment in the RAMP 201 study, only 2/23 (8.7%) patients responded to their last prior treatment in the metastatic/recurrent setting, whereas the combination of avutometinib and defactinib yielded an ORR of 43.5% (10/23) in this subgroup. The safety profiles of avutometinib and defactinib were similar in the less and more heavily pretreated subgroups and both analyses were consistent with previously reported safety data. The majority of treatment-emergent adverse events were mild to moderate.

Phase 1/2 Study (FRAME) Investigating the Combination of Avutometinib and Defactinib in Patients with KRAS Mutant Cancers and Subsequent Analyses

The FRAME study is an open-label, investigator-initiated study that is designed to assess safety, dose response and preliminary efficacy of the combination of avutometinib and defactinib in patients with KRAS mutant solid tumors, including LGSOC (including KRAS mutant and KRAS wild-type), KRAS mutant NSCLC, KRAS

G12V NSCLC, KRAS mutant CRC, pancreatic cancer, and RAS/RAF mutant endometrial cancer. The FRAME study is being led by Dr. Udai Banerji and is being conducted in the United Kingdom. In this study, avutometinib was administered using a twice-weekly dose escalation schedule and was administered three out of every four weeks. Defactinib was administered using a twice-daily dose escalation schedule, also three out of every four weeks. Dose levels were assessed in three cohorts: cohort 1 (avutometinib 3.2 mg, defactinib 200 mg); cohort 2a (avutometinib 4 mg, defactinib 200 mg); and cohort 2b (avutometinib 3.2 mg, defactinib 400 mg). The recommended Phase 2 dose was determined to be avutometinib 3.2 mg plus defactinib 200 mg.

Updated Phase 1/2 FRAME Study Results in Patients with LGSOC (September 2023)

In September 2023 we presented updated FRAME study efficacy data at the 5th Annual RAS-Target Development Summit in Boston Massachusetts (data cutoff July 2023) showing an ORR of 42% (11 of 26) in evaluable patients with LGSOC. Among patients with KRAS mutant LGSOC (n=12), the ORR was 58% (7 of 12), compared to patients with KRAS wild-type LGSOC (n=12), the ORR was 33% (4 of 12). Across all LGSOC patients, the median duration of response was 26.9 months (95% CI: 8.5-47.3) while median progression free survival was 20.0 months (95% CI: 11.1-31.2). As of the July 2023 data cutoff date, 19% of patients (5 of 26) were still on study treatment with a minimum follow-up of 17 months.

Phase 1/2 Trial (known as RAMP (RAF and MEK Program) 203 Study) of Avutometinib in Combination with Amgen’s LUMAKRAS (sotorasib) in Patients with KRAS G12C NSCLC

In September 2021, we entered into a clinical collaboration agreement with Amgen to evaluate the combination of avutometinib with Amgen’s KRAS G12C inhibitor LUMAKRAS (sotorasib) in a Phase 1/2 study entitled RAMP 203. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of avutometinib in combination with LUMAKRAS in patients with KRAS G12C NSCLC who have not been previously treated with a KRAS G12C inhibitor as well as in patients who have progressed on a KRAS G12C inhibitor. The study is investigating the potential benefits of a more complete vertical blockade of the MAPK pathway with the combination of avutometinib (RAF/MEK inhibition) with LUMAKRAS (KRAS G12C inhibition) in KRAS G12C locally advanced or metastatic NSCLC. The RAMP 203 study has advanced to cohort 2 of 4 mg avutometinib in combination with 960 mg of LUMAKRAS. In January 2024, the FDA granted fast track designation for combination of avutometinib and LUMAKRAS for the treatment of patients with KRAS G12C-mutant metastatic NSCLC who have received at least one prior systemic therapy and have not been previously treated with a KRAS G12C inhibitor.

In October 2023 we presented the initial safety, pharmacokinetics, and recommended Phase 2 dose at the AACR-NCI-EORTC Internal Conference on Molecular Targets and Cancer Therapeutics on October 11-15, 2023 in Boston, Massachusetts (data cutoff September 2023). The confirmed ORR was 25% (3/12) across efficacy-evaluable patients and seen in both KRAS G12C inhibitor resistant (14.3%; 1/7) and naïve (40%; 2/5) patients.

The pharmacokinetic profile of avutometinib in combination with sotorasib was similar to results in monotherapy studies. No drug-drug interactions were observed between avutometinib and sotorasib. Avutometinib 4.0 mg orally twice per week 21/28 days + sotorasib 960 mg orally once per day 28/28 days was selected as recommended phase 2 dose based on dose limiting toxicity assessment. Enrollment of patients with KRAS G12C-mutant NSCLC who are either naïve to or previously treated with a KRAS G12C inhibitor is ongoing in the expansion phase of the RAMP 203 study.

Based on stronger tumor regressions in KRAS G12C-mutant NSCLC preclinical models when a FAK inhibitor is added along with G12C inhibitor and avutometinib, we plan to add defactinib to the RAMP 203 study. We plan to provide data updates from the RAMP 203 study in the middle of 2024.

Phase 1/2 Trial (known as RAMP (RAF and MEK Program) 204 Study) of Avutometinib in Combination with Mirati’s KRAZATI (adagrasib) in Patients with KRAS G12C NSCLC

In November 2021, we entered into a clinical collaboration agreement with Mirati to evaluate the combination of avutometinib with Mirati’s KRAS G12C inhibitor KRAZATI (adagrasib) in a Phase 1/2 trial entitled

RAMP 204. The Phase 1/2 trial is evaluating the safety, tolerability and efficacy of avutometinib in combination with KRAZATI in patients who have progressed on a KRAS G12C inhibitor. The trial will build on preclinical data showing deeper blockade of MAPK pathway signaling resulting in enhanced anti-tumor efficacy with the combination of KRAZATI (KRAS G12C inhibition) and avutometinib (RAF/MEK inhibition) relative to either agent alone. The RAMP 204 study is open and enrolling.

We plan to provide data updates from RAMP 204 in the middle of 2024.

Phase 1/2 Trial (known as RAMP (RAF and MEK Program) 205 Study) of Avutometinib Plus Defactinib in Combination With Gemcitabine/Nab-Paclitaxel

In May 2022, we received the first “Therapeutic Accelerator Award” from PanCAN for up to $3.8 million. The grant is expected to support a Phase 1b/2 clinical trial of avutometinib in combination with defactinib entitled RAMP 205. This Phase 1b/2 trial is evaluating the safety, tolerability and efficacy of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib in patients with previously untreated metastatic adenocarcinoma of the pancreas. The RAMP 205 study is evaluating whether combining avutometinib (to target mutant KRAS which is mutated in more than 90% of pancreatic tumors) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with pancreatic cancer. The RAMP 205 study is open and enrolling. Dose escalation is ongoing. We plan to provide initial safety and efficacy results from the RAMP 205 study in the first half of 2024.

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

RAF/MEK inhibition program

We have exclusively licensed a portfolio of four patent families owned by Chugai Pharmaceutical Co., Ltd. (“Chugai”). The first patent family has claims directed to the composition of matter of avutometinib, and includes granted patents in the United States, Australia, Brazil, Canada, China, Europe, Japan, Korea, Israel, and New Zealand that are expected to expire in February of 2027. The second patent family has claims directed to methods of making avutometinib and includes granted patents in Europe, Japan, and the United States that are expected to expire in September of 2032. The third patent family has claims directed to a dosing protocol of avutometinib, and includes a granted patent in the United States that is expected to expire in November of 2038, granted patents in Russia and Taiwan, and pending patent applications in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, Korea, Mexico, and Singapore. Patents that issue in this family will have a statutory expiration date in May of 2038. The fourth patent family covers a method of using avutometinib in combination with a FAK inhibitor, such as defactinib, for treating a patient, and includes a granted patent in the United States that is expected to expire in September of 2040 and pending patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Japan, Korea, Mexico, Malaysia, New Zealand, Singapore, the United States, and Taiwan.

In addition to the issued and pending patent applications exclusively licensed from Chugai, we own one patent family covering solid forms of avutometinib, which includes one granted patent in the United States that is expected to expire in December of 2042 and a pending patent application in the United States and an international application. We also own ten patent families covering methods of using a dual RAF/MEK inhibitor for treating a patient. The first, second, and third patent families cover methods of using a dual RAF/MEK inhibitor in combination with another therapeutic agent such as a KRAS G12C inhibitor or an immunotherapeutic agent for treating a patient, and are pending in the United States and worldwide. The fourth patent family covers a method of using a dual RAF/MEK inhibitor to treat a patient with certain mutations, and is pending in the United States and worldwide. We also have six patent families covering methods of using a dual RAF/MEK inhibitor in combination with another therapeutic agent for treating a patient, which are pending as international applications. One of the six patent families is co-owned with Francis Crick Institute; and another of the six patent families is co-owned with the University of North Carolina at Chapel Hill. Any U.S. patents that will issue in the ten families will have a statutory expiration date ranging from January of 2041 to May of 2043.

FAK inhibition program

We have exclusively licensed a portfolio of patent applications owned by Pfizer, Inc. (“Pfizer”), which are directed to FAK inhibitor compounds and methods of their use, for example in cancer. One patent family is related generally to defactinib. This patent family includes issued patents having claims covering defactinib generically and specifically. For example, US 7,928,109 covers the composition of matter of defactinib specifically, and US 8,247,411 covers the composition of matter of defactinib generically. Also included are issued and pending patent applications having claims directed to methods of treatment and methods of making defactinib. For example, US 8,440,822 and US 10,450,297 cover methods of making defactinib. Any U.S. patents that have issued or will issue in this family will have a statutory expiration date in April of 2028. Related cases have been granted worldwide, including Australia, Europe, Brazil, Mexico, India, Hong Kong, Canada, China, Korea, Israel, New Zealand, South Africa, Singapore, Taiwan, Thailand, and Japan.

In addition to the issued and pending patent applications exclusively licensed from Pfizer, we own three patent families covering defactinib. One family is directed to compositions (e.g., oral dosage forms) of defactinib and certain methods of use. Any U.S. patents that will issue in this family will have a statutory expiration date in January of 2035. Patent applications in this family are pending worldwide, including in the United States, Thailand, and China, and have been granted in Australia, Brazil, Canada, Europe, Hong Kong, Israel, Mexico, Japan, Korea, New Zealand, Singapore, and South Africa. The second family is directed to methods of using a FAK inhibitor, such as defactinib, in combination with a MEK inhibitor for treating a patient. Any U.S. patents that will issue in this family will have a statutory expiration date in February of 2035. Patent applications in this family have been granted worldwide, including the United States, Japan, Hong Kong, and Europe. The third family is directed to methods of using a FAK inhibitor, such as defactinib, in combination with an immunotherapeutic agent. Any U.S. patents that have issued or will issue in this family will have a statutory expiration date in June of 2036. Patent applications in this family are pending worldwide, including for example in Europe, New Zealand, Brazil, Korea, Israel, Canada, Japan, and Hong Kong, and have been granted in the United States, Australia, China, Eurasia, Mexico, Singapore, and South Africa.

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

LICENSES AND COMMERCIAL AGREEMENTS

GenFleet Therapeutics Inc.

On August 24, 2023, we entered into the GenFleet Agreement, pursuant to which GenFleet granted us the GenFleet Options. We may exercise our GenFleet Options on a program-by-program basis. In December 2023, we announced the lead oncology discovery program is an orally bioavailable, potent and selective small molecule KRAS G12D inhibitor entitled GFH375/VS-7375.

We made an upfront payment of $2.0 million to GenFleet in September 2023 and will provide $1.5 million of research support over the first three years of the GenFleet Agreement. In addition, pursuant to the GenFleet Agreement, upon achievement of certain development and commercial milestones, and upon us exercising all three GenFleet Options, GenFleet will be entitled to receive payments of up to $622.0 million. We have also agreed to pay GenFleet royalties on net sales of licensed products in the GenFleet Territory ranging from the mid to high single digits.

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

Secura Bio, Inc.

On August 10, 2020, we and Secura signed an Asset Purchase Agreement (the “Secura APA”) and on September 30, 2020, the transaction closed.

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

Under the terms of the Chugai Agreement, we received an exclusive right to develop and commercialize products containing avutometinib at our own cost and expense. In February 2020, we paid Chugai a non-refundable payment of $3.0 million. We are further obligated to pay Chugai double-digit royalties on net sales of products containing avutometinib, subject to reduction in certain circumstances. Chugai also obtained opt back rights to develop and commercialize avutometinib (a) in the European Union, and (b) in Japan and Taiwan. Chugai has

communicated their intention not to exercise their opt back rights for Japan, Taiwan, or the European Union. Chugai and we have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.

Unless earlier terminated, the Chugai Agreement will expire upon the fulfillment of our royalty obligations to Chugai for the sale of any products containing the avutometinib, which royalty obligations expire on a product-by-product and country-by-country basis, upon the last to occur, in each specific country, of (a) expiration of valid licensed patent claims covering such product or (b) 12 years from the first commercial sale of such product in such country.

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

FAK inhibition program

We understand that InxMed, a clinical-stage biotech company, is developing a FAK small molecule inhibitor program. We believe InxMed is conducting Phase 1 and Phase 2 clinical trials of their product candidate IN10018.

MAPK Pathway Inhibitors

We understand that there are currently two companies with FDA approval targeting the MAPK pathway in the market. Amgen has received FDA approval for LUMAKRAS (sotorasib) for the treatment of adult patients with KRAS G12C locally advanced or metastatic NSCLC, who have received at least one prior systemic therapy. Mirati has received FDA approval for KRAZATI (adagrasib) for treatment of adult patients with KRAS G12C locally advanced or metastatic NSCLC, who have received at least one prior systemic therapy. We are also aware of other companies in clinical trials developing compounds targeting the MAPK pathway. Such companies include but are not limited to Amgen, Mirati, Revolution Medicines, Inc., SpringWorks Therapeutics, Inc., BeiGene Ltd., Immuneering Corporation, Mapkure, LLC, Erasca, Inc., Relay Therapeutics, Inc. and Kinnate Biopharma, Inc.

Oncology

In addition, we are aware of companies that have inhibitors addressing our targets of interest some of which have received FDA approval. For example, we understand that AbbVie Inc. has received FDA approval for Elahere for treatment of adult patients with folate receptor alpha positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens. Our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive, with over 1,000 molecules currently in clinical development.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s good laboratory practice regulations and applicable requirements for the humane use of laboratory animals or other applicable requirements;
●	submission to the FDA of an investigational new drug (“IND”) application, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCP”) and other clinical-trial related regulations to establish the safety and efficacy of the proposed drug for each indication;
●	submission to the FDA of an NDA and payment of user fees for FDA review of NDA;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (“cGMP”) requirements and to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
●	FDA review and approval of the NDA.

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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a NDA or, in certain circumstances, post-approval, such as in the case of drugs approved under the accelerated approval pathway.

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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, scheduled in 2024 to exceed $4.0 million, and the sponsor of an approved NDA is also subject to annual program fees, based on the number of approved products. These fees are typically adjusted annually. User fee statutory authority expires every five years. The Prescription Drug User Fee Act was re-authorized for an additional five years in 2022 until 2027. Fee waivers are available in certain circumstances, including a waiver of the application fee for an orphan drug application.

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

The Hatch-Waxman Act

Abbreviated New Drug Applications

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with

Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated New Drug Application (“ANDA”). Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, dosage form and route of administration as the listed drug and has been shown to be bioequivalent through in vitro or in vivo testing or otherwise to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance.

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

Other Healthcare Laws

In the United States, pharmaceutical manufacturers are subject to numerous other federal, state and local laws designed to, for example, prevent fraud and abuse; promote transparency in interactions with others in the healthcare industry; regulate pricing of drugs and protect the privacy of individual information, some of which may apply only if and when we have marketed products. These laws are enforced by various federal and state enforcement authorities, including but not limited to, the U.S. Department of Justice, and individual U.S. Attorney offices within the Department of Justice, the U.S. Department of Health and Human Services, or HHS, HHS’ various divisions, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, and the Office of Inspector General, and state boards of pharmacy.

We may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws, for activities related to past and future sales of any products reimbursable by third party payors such as federal health care programs (including Medicare and Medicaid) or, in some cases, commercial health plans. Anti-kickback laws generally prohibit a pharmaceutical manufacturer from soliciting, offering, receiving, or paying anything of value to generate business, including the purchase, prescription or use of a particular drug. False claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third-party payors that are false or fraudulent.

Laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require manufacturers to adopt certain compliance standards; require disclosure to the government and public of financial interactions; require disclosure of marketing expenditures or pricing information, regulate drug pricing and/or require the registration of pharmaceutical sales representatives. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, any future activities (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to challenge.

The distribution of drugs and biological products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

Federal and state consumer protection and unfair competition laws and regulations broadly regulate marketplace activities and that potentially harm consumers and could apply to the activities of pharmaceutical manufacturers.

We may be subject to data privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. Numerous U.S. federal and state laws govern the collection, use, disclosure and storage of personal information. Various foreign countries also have, or are developing, laws governing the collection, use, disclosure and storage of personal information. Globally, there has been an increasing focus on privacy and data protection issues that may affect our business.

Efforts to ensure that our activities comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

Pharmaceutical coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of new drug products. Sales of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the approved drugs for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. We may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may not be considered medically necessary or cost-effective. Even if covered, third party payors may seek to control utilization of our products through various mechanisms (e.g., requiring a prescriber to obtain prior authorization from a health plan before the product will be covered by the health plan or establishing patient copays and deductibles that encourage use of other products over our products). A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the drug product, or will provide coverage at an adequate reimbursement rate.

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

Medicare is a federal program that is administered by the federal government that covers individuals aged 65 and over as well as those with certain disabilities. Oral drugs may be covered under Medicare Part D. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Manufacturers with marketed brand name drugs are required to provide discounts on brand name prescription drugs utilized by Medicare Part D beneficiaries, which discounts have changed over time.

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

New legislation and regulations

From time to time, legislation is drafted, introduced and passed in the United States Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of pharmaceutical products. For example, in December 2016, Congress enacted and President Obama signed into law the 21st Century Cures Act that amends a number of sections of the FDCA. Additionally, in December 2022, President Biden signed into law the Consolidated Appropriations Act, 2023 (H.R. 2617) that contains important reforms relevant to the FDA, including the FDORA and the Prepare for and Respond to Existing Viruses, Emerging New Threats, and Pandemics Act. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations changed or what the effect of such changes, if any, may be.

Additionally, in the United States, federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, healthcare, which include initiatives to reduce the cost of healthcare generally and drugs specifically. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act (“ACA”) and the Healthcare and Education Reconciliation Act, or the Healthcare Reform Act, which expanded healthcare coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs as well as the imposition of annual fees on manufacturers of branded pharmaceuticals.

Beyond the ACA, there are ongoing and widespread healthcare reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act ("IRA") of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first list of drugs announced in 2023). Subsequent to the enactment of the IRA, in 2022, the Biden administration released an executive order directing the Department of Health and Human Services (“HHS”) to report on how the Center for Medicare and Medicaid Innovation (“CMMI”) could be leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The report was issued in 2023 and proposed various models that CMMI is currently developing which seek to lower the cost of drugs, promote accessibility, and improve quality of care, models are currently still in development.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the ACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2032. As further example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been efforts at the federal level to implement measures to regulate drug pricing or payment for pharmaceutical products, including legislation on drug importation. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices. We expect continued scrutiny on drug pricing and government price reporting from Congress, agencies, and other bodies.

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

As of December 31, 2023, we had 73 full-time equivalent employees, including a total of 13 employees with M.D. or Ph.D. degrees, and four part-time employees. Of the full-time equivalent employees, 38 employees are engaged in research and development activities. We consider the intellectual capital of our employees to be an essential driver of our business and key to our success.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

BUSINESS—EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers as of February 29, 2024.

Name	Age	Position
Executive Officers:
Daniel Paterson	62	President, Chief Executive Officer
Daniel Calkins	36	Chief Financial Officer

Daniel Paterson, age 62, has served as our Chief Executive Officer since August and as our President since June 2019, in addition to serving as our Chief Operating Officer from December 2014 to July 2023, our Chief Business Officer from July 2013 to December 2014 and as our Vice President, Head of Corporate Development and Diagnostics from March 2012 until July 2013. Prior to joining us in March 2012, Mr. Paterson was a consultant in 2011. From 2009 through 2010, Mr. Paterson was the Chief Operating Officer of On-Q-ity. Mr. Paterson was the President and Chief Executive Officer of The DNA Repair Company from 2006 until 2009, when it was acquired by On-Q-ity. Previously, he held senior level positions at IMS Health, CareTools, OnCare, and Axion. Mr. Paterson holds a B.A. in Biology from Boston University, and attended the Northeastern University Graduate Pharmacology program.

Daniel Calkins, age 36, has served as our Chief Financial Officer since October 2023, prior to which Mr. Calkins served as our Vice President, Finance from September 2022 to October 2023, our Corporate Controller from March 2020 to September 2022, our Assistant Controller from May 2019 to March 2020, and our Associate Director, SEC Reporting and Technical Accounting from December 2018 to May 2019. Prior to joining us in December 2018, Mr. Calkins held various positions of increasing responsibility at CFGI from May 2013 to December 2018. Prior to CFGI, Mr. Calkins began his career at PwC LLP in the assurance practice. Mr. Calkins holds a B.S. in Accounting from Bryant University and M.S. in Accounting from Northeastern University.

OUR CORPORATE INFORMATION

We were incorporated under the laws of the State of Delaware in August 2010. Our principal executive offices are located at 117 Kendrick Street, Suite 500, Needham, Massachusetts 02494 and our telephone number is (781) 292-4200.

ADDITIONAL INFORMATION

We maintain a website at www.verastem.com. We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.

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

Summary of Risk Factors

●	The approval of our product candidates as single agents or part of a combination therapy for the treatment of certain cancers may be more costly than our prior clinical trials, may take longer to achieve regulatory approval, may be associated with new, more severe or serious and unanticipated adverse events, and may have a smaller market opportunity.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize such candidates, and our ability to generate revenue will be materially impaired.
●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	If serious adverse or unexpected side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	Our approach to the treatment of cancer through cell death, inhibition of tumor growth, and disruption of the tumor microenvironment is relatively unproven, and we do not know whether we will be able to develop any products of significant commercial value.
●	We have incurred significant losses since our inception. We may incur losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need additional funding. If we are unable to raise capital if needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, including for avutometinib.
●	Raising additional capital or entering into certain licensing arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.
●	Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to obtain marketing approval for or successfully commercialize any of our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.
●	We rely in part on third parties to conduct our clinical trials and preclinical testing, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for and commercialize any of our other product candidates.
●	We rely on third parties to conduct investigator sponsored clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We contract with third parties for the manufacture of our product candidates and for compound formulation research, and these third parties may not perform satisfactorily.
●	If we are unable to obtain and maintain patent protection for our products, or if our licensors are unable to obtain and maintain patent protection for the products that we license from them, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

●	We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.
●	Issued patents covering our products could be found invalid or unenforceable if challenged in court or the U.S. Patent and Trademark Office (“USPTO”)
●	We depend on Secura for the achievement and payment of the contingent consideration under the asset purchase agreement between us and Secura pursuant to which we sold the COPIKTRA assets to Secura. If Secura is unsuccessful in developing and commercializing COPIKTRA, we may not receive such payments or otherwise capitalize on the market potential of COPIKTRA.
●	Our ability to receive future contingent consideration, including milestone payments and royalties, from the sale of our rights, title, and interest in COPIKTRA to Secura may be adversely affected by lower than expected COPIKTRA sales and Secura’s ability to achieve other developmental and regulatory milestones.

Risk Factors

Risks Related to the Development of Our Product Candidates.

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

Patient enrollment is affected by other factors including:

●	the size and nature of the patient population;
●	severity of the disease under investigation;
●	eligibility criteria for the study in question;
●	perceived risks and benefits of the product candidate under study in relation to other available treatments including any new treatments that may be approved for the indications we are investigating;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients; and
●	constraints on the healthcare system such as a pandemic.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, including Novartis AG, Pfizer, Genentech, Inc., AstraZeneca PLC, Mirati, Amgen, Revolution Medicines, Inc., SpringWorks Therapeutics, Inc., BeiGene Ltd., Immuneering Corporation, Mapkure, LLC, Erasca, Inc., Relay Therapeutics, Inc. and Kinnate Biopharma, Inc. and others. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

Many of our competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Additionally, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our product candidates obsolete or noncompetitive.

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

Avutometinib and defactinib are being administered and studied in our Phase 1, Phase 2, and Phase 3 clinical trials, and the development program continues to progress. For both avutometinib and defactinib, the toxicities reported to date have been predictable and manageable.

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

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities, our financial condition and our results of operations. For example, United States residents and businesses in major urban centers have been hit especially hard by the global spread of COVID-19, which has resulted in certain disruptions to our business and may in the future result in additional disruptions to our business. Examples of both include:

●	Shortages of personnel at clinical trial sites and delay in startup activities. Clinics and hospitals in Europe and United States continue to cause delays in startup and on-going activities due to the ongoing staff shortages since the onset of the COVID-19 pandemic.
●	Work-from-home limitations. Since 2020, a material portion of our workforce works remotely and we expect this to continue, which could impact our ability to effectively plan, execute, communicate, and maintain our corporate culture.
●	Capital markets volatility. Equity and debt markets have experienced significant volatility in recent years, which makes it more difficult to raise capital at a reasonable valuation or at all.
●	Business interruptions or disruptions. There may be interruptions or disruptions that directly or indirectly adversely affect our or our current or potential collaboration partners’ organizations, which may delay or disrupt our business plans or impact a collaboration partner’s ability to fully perform under our agreements with them.

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

On June 30, 2022, the FDA issued a drug safety communication warning that resulted from a clinical trial showing a possible increased risk of death with COPIKTRA compared to another medicine to treat chronic blood cancer called leukemia and lymphoma. The aforementioned clinical trial also found that COPIKTRA was associated with a higher risk of serious side effects, including infections, diarrhea, inflammation of the intestines and lungs, skin reactions, and high liver enzyme levels in the blood. In September 2022, the FDA’s ODAC voted eight to four against COPIKTRA’s use in patients with relapsed or refractory chronic lymphocytic leukemia/ small lymphocytic lymphoma after at least two prior therapies citing an unfavorable risk/benefit profile. The FDA drug safety communication warning, the FDA’s ODAC vote, future actions by the FDA, and any safety concerns associated with COPIKTRA, perceived or real, may materially and adversely affect Secura’s development and commercialization success of COPIKTRA and, consequently, our ability to receive future contingent consideration from our sale of our right, title, and interest in COPIKTRA to Secura.

If we do not realize the anticipated benefits of our license agreements with Pfizer for the FAK program and Chugai for the dual RAF/MEK candidate program, or from the GenFleet Agreement, our business could be adversely affected.

Our license agreements with Pfizer for defactinib, Chugai for avutometinib, and the GenFleet Agreement for up to three oncology programs, may fail to further our business strategy as anticipated or to achieve anticipated benefits and success. We may make or have made assumptions relating to the impact of the acquisition of defactinib and avutometinib or entering into the GenFleet Agreement on our financial results relating to numerous matters, including:

●	the cost of development and commercialization of defactinib and avutometinib;
●	the cost of development and commercialization of any of the three oncology programs if we elect to exercise any of our GenFleet Options; and
●	other financial and strategic risks related to the agreements with Pfizer, Chugai and GenFleet.

Further, we may incur higher than expected operating and transaction costs, and we may encounter general economic and business conditions that adversely affect us relating to our agreements with Pfizer, Chugai or GenFleet. If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the benefits from our license agreements with Pfizer for defactinib and Chugai for avutometinib and the GenFleet Agreement may not be realized or be of the magnitude expected.

We depend on GenFleet to fully perform under the GenFleet Agreement

On August 24, 2023, we entered into the GenFleet Agreement pursuant to which we obtained three GenFleet Options that may be exercised on a program-by-program basis. Pursuant to the GenFleet Agreement, we are reliant on GenFleet to fulfil their responsibilities including the execution of the Phase 1 clinical trials for all three oncology programs. Accordingly, our ability to realize the anticipated benefits and success of the GenFleet Agreement is dependent upon GenFleet fulfilling their obligations. If GenFleet does not successfully carry out their responsibilities, the benefits of the GenFleet Agreement may not be realized.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We may incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. As of December 31, 2023, we had an accumulated deficit of $824.9 million. To date, we have generated minimal product revenues and have financed our operations primarily through public and private offerings of our common stock, preferred stock, and pre-funded warrants, offerings of convertible notes, sales of our common stock pursuant to our at-the-market equity offering programs, our loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”), our loan and security agreement, as amended, with Hercules Capital Inc. (“Hercules”), upfront payments under our license and collaboration agreements with Yakult, CSPC, and Sanofi, and the upfront payment under the Secura APA. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and may incur operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We will need additional funding. If we are unable to raise capital if needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, including for avutometinib.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of our product candidates. We expect our cash, cash equivalents and investments at December 31, 2023 will not be sufficient to fund our current operating plan and capital expenditure requirements for the next 12 months from the issuance of these financial statements. We may need to obtain additional funding in connection with our continuing operations, including for our clinical development programs. Our future capital requirements will depend on many factors, including:

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

We will require additional financing to execute our operating plan and continue to operate as a going concern.

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the consolidated financial statements are issued. The Company believes that it may have sufficient funds to meet its obligations within the next 12 months from the issuance of these financial statements.  However, this belief relies on the achievement of certain mitigation efforts. The analysis under ASC 205-40, initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Accordingly, these uncertainties and risk factors meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our consolidated financial statements. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our securities or assets, achieving milestones for additional drawdowns under our Loan Agreement or obtain loans from financial institutions, or entering into additional partnership arrangements. There can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities for our product candidates, or ultimately not be able to continue as a going concern.

Unfavorable economic conditions could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Unfavorable macroeconomic conditions and other adverse macroeconomic factors have resulted, among other matters, in tightening in the debt and equity markets, and high levels of inflation. For example, tightening of the equity markets, makes it more difficult to raise capital at a reasonable valuation or at all. In addition, the U.S. Bureau of Labor Statistics has reported for the period from December 2022 to December 2023, the Consumer Price Index for All Urban Consumers rose 3.4% which remains above the U.S. Federal Reserve’s inflation target of 2%. If inflationary pressures increase or continue for a prolonged period, it may continue to result in increased costs of labor, cost of clinical trials, and costs of manufacturing which could adversely affect our results of operations. In addition, unrest in the banking sector has in the past and may in the future have an effect on our ability to access funds when needed.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2023, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $473.6 million and $189.0 million, respectively. As of December 31, 2023, we also had federal and state tax credits of $9.5 million and $2.2 million, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2043, except for $277.9 million of federal NOL carryforwards which may be carried forward indefinitely. Sections 382 and 383 of the Internal Revenue Code and similar provisions under state law limits the annual use of NOL carry-forwards and tax credit carryforwards, respectively, following an ownership change pursuant to section 382 of the Internal Revenue Code and similar state provisions. In general, an ownership change occurs for purposes of Section 382 if there are certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

Based on our analysis under Section 382, we believe that our federal NOL carryforwards, state NOL carryforwards, research and development credits, and orphan drug credits are limited by Section 382 and similar provisions under state law as of December 31, 2023. The portion of federal NOL carryforwards, state NOL carryforwards, research and development credits, and orphan drug credits that were determined to be limited by Section 382 and similar provisions under state law have been written off as of December 31, 2023. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. We may not be able to use some or all of our NOL and tax credit carryforwards, even if we attain profitability.

Risks Related to Our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

In March 2022, we entered into a Loan Agreement with Oxford, as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (“OFCF III” and together with Oxford, the “Lenders”), pursuant to which the Lenders have agreed to lend us up to an aggregate principal amount of $150.0 million in a series of term loans (the “Term Loans”). As of December 31, 2023, there was $40.0 million outstanding under the Loan Agreement. In connection with the Loan Agreement, we granted Oxford a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory agencies require us to comply with standards, commonly referred to as Good Clinical Practices for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, and the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Our business could be adversely affected by conditions the adverse geopolitical and macroeconomic developments, including the military conflict between Ukraine and Russia, the ongoing military conflict in the Middle East, and any related sanctions. While we do not currently have clinical trials in Ukraine, Russia, or Middle East, we have clinical trial sites in Europe. We also source clinical supply for our product candidates from third party contract manufacturing organizations in Europe. Additionally, GenFleet intends to file an IND for the lead oncology program in first half of 2024 in China and expects the Phase 1 clinical trial to be conducted in China. For such activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions including sanctions on China or any of our China-based counterparties. Furthermore, the conflicts between Ukraine and Russia, the ongoing military conflict in the Middle East, and the associated measures taken or that may be taken by the United States, North Atlantic Treaty Organization (“NATO”) and others create global security concerns, including the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain, and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates.

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

In addition, we rely on certain of our licensors to prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them and may continue to do so in the future. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights or defend certain of the intellectual property that is licensed to us. It is possible that any licensors’ infringement proceeding, or defense activities may be less vigorous than had we conducted them ourselves.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent protection in the United States and other countries with respect to our products, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business. If we or our licensors do not adequately protect our or our licensors’ intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. We and our licensors seek to protect our proprietary position by filing patent applications in the United States and abroad related to our products that are important to our business. We may in the future also license or purchase patent applications filed by others. If we or our licensors are unable to secure or maintain patent protection with respect to our products and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed. We also cannot be certain that any patents will issue with claims that cover our products.

If the scope of the patent protection we or our licensors obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing products and technology similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our or our licensors’ patents have, or that any of our or our licensors’ pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our products or otherwise provide any competitive advantage. In addition, to the extent that we license intellectual property, we cannot make assurances that those licenses will remain in force. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed (21 years if first filed as a provisional application). Various extensions may be available; however, the life of a patent, and the protection it affords, is limited.

Even if they are unchallenged, our or our licensors’ patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our or our licensors’ patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to our products but that uses a formulation and/or a method that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold, license, or pursue with respect to our products is not sufficiently broad to impede such competition, our ability to successfully commercialize our products could be negatively affected, which would harm our business. Similar risks would apply to any patents or patent applications that we may own or license.

The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering products that we license from third parties and are reliant on our licensors. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. If such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our products or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the our ability to protect our inventions, maintain and enforce our intellectual property rights, or narrow the scope of our patent protection, or affect the value of our intellectual property.

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

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. The scope of the invention claimed in a patent application can be significantly reduced before the patent is issued, and this scope can be reinterpreted after issuance. Even where patent applications we currently own, license, or that we may license in the future issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors or other third parties from competing with us, or otherwise provide us with a competitive advantage. Any patents that eventually issue may be challenged, narrowed or invalidated by third parties. Consequently, we do not know whether any of our products will be protectable or remain protected by valid and enforceable patent rights. Our competitors or other third parties may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may in the future, become subject to a third-party pre-issuance submission of prior art or opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging our patent rights or the patent rights of others in the USPTO or other foreign patent office. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our products.

In addition, given the amount of time required for the development, testing, and regulatory review of new products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Moreover, some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of our owned and in-licensed patents in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

If our efforts to protect the proprietary nature of the intellectual property related to our products are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, confidentiality agreements, trade secret protection and license agreements to protect the intellectual property related to our products. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We, or any partners, collaborators, or licensors, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position.

It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our partners, collaborators, or licensors fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, or licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. However, we cannot predict:

●	if additional patent applications covering new technologies related to our products will be filed;
●	if and when patents will issue;
●	the degree and range of protection any issued patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

●	whether any of our intellectual property will provide any competitive advantage;
●	whether any of our patents that may be issued may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
●	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
●	whether we will need to initiate or defend litigation or administrative proceedings which may be costly regardless of whether we win or lose.

Additionally, we cannot be certain that the claims in our pending patent applications covering our products and their methods of use will be considered patentable by the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid or patentable by courts in the United States or foreign countries.

Method of use patents protect the use of a product for the specified method. These types of patents do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may, but not necessarily, contribute to a finding of infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Presently we have rights to certain patents and applications through licenses from third parties and own patents and patent applications related to our products. Additional product candidates or therapies, including combination therapies, with avutometinib and/or defactinib, may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary or important to our business operations. If we fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, it would harm our business. We may need to cease use of the additional product candidates or methods covered by such third-party intellectual property rights, and/or may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if it is possible and we were able to develop such alternatives. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies that we have licensed. In that event, we may be required to expend significant time and resources to develop or license replacement technologies. Moreover, the specific product candidates or methods that may be used with our products may be covered by the intellectual property rights of others.

Additionally, we may seek to acquire new compounds and product candidates from other pharmaceutical and biotechnology companies, academic scientists and other researchers, such as our exclusive in-license from Pfizer, and Chugai to research, develop, commercialize, and manufacture products in oncology indications containing defactinib and avutometinib, respectively. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex.

Furthermore, we have and may continue to collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-

party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our products. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We also may be unable to license or acquire the relevant compound or product candidate on terms that would allow us to make an appropriate return on our investment. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including manufacturing, pre-clinical testing, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development.

In addition, future product or business acquisitions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention to develop acquired products, product candidates, or technologies;
●	higher than expected acquisition and integration costs;
●	increased amortization expenses; and
●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions.

Future business acquisitions may also entail certain additional risks, such as:

●	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to motivate key employees of any acquired businesses.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Some of our pending patent applications may not be allowed in the future. We cannot be certain that an allowed patent application will become an issued patent. There may be events that cause withdrawal of the allowance of a patent application. For example, after a patent application has been allowed, but prior to being issued, material that could be relevant to patentability may be identified. In such circumstances, the applicant may pull the application from allowance in order for the USPTO to review the application in view of the new material. We cannot be certain that the USPTO will issue the application in view of the new material. Further, periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign countries may require the payment of maintenance fees or patent annuities during the lifetime of a patent application and/or any subsequent patent that issues from the application. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application. Such noncompliance can result in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Such an event could have a material adverse effect on our business.

Issued patents covering our products could be found invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering our products, the defendant could counterclaim that the patent covering our products, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are various grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our products. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products.

Changes to patent law in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other drug and biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the drug and biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has passed wide-ranging patent reform legislation under the AIA. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. We cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition. Changes in the laws and regulations governing patents in other jurisdictions could similarly have an adverse effect on our ability to obtain and effectively enforce our patent rights.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We may not be able to pursue patent coverage of our products in certain countries outside of the United States. Filing, prosecuting and defending patents on products in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. The breadth and strength of our patents issued in foreign jurisdictions or regions may not be the same as the corresponding patents issued in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to certain territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protections, particularly those relating to drug and biopharmaceutical products. This difficulty with enforcing patents could make it difficult for us to stop the infringement of our patents or marketing of competing products otherwise generally in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

If we do not obtain patent term extension and data exclusivity for any of our current products, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of our current products, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply for a patent extension within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we believe we are entitled to, our competitors may obtain approval of competing products sooner than we would expect, and our business, financial condition, results of operations, and prospects could be materially harmed.

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming.

In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. Defense against these assertions, non-infringement, invalidity or unenforceability regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Post-grant proceedings provoked by third parties or brought by the USPTO may be brought to determine the validity or priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or post-grant proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as those within the United States.

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

Our commercial success depends upon our ability and the ability of our collaborators to commercialize, develop, manufacture, market, and sell our products without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom to operate searches to determine whether our use of certain of the patent rights owned by or licensed to us would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

If a third party alleges that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property misappropriation which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
●	substantial damages for infringement or misappropriation, which we may have to pay if a court decides that the product or technology at issue infringes on or violates the third-party’s rights, and, if the court finds we have willfully infringed intellectual property rights, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	an injunction prohibiting us from manufacturing, marketing or selling our products, or from using our proprietary technologies, unless the third party agrees to license its patent rights to us;
●	even if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights protecting our products; and
●	we may be forced to try to redesign our products or processes so they do not infringe third-party intellectual property rights, an undertaking which may not be possible or which may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is

“clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that may be infringed by our products. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents, held now or obtained in the future by a third party, were found by a court of competent jurisdiction to cover the manufacturing process of our products, constructs or molecules used in or formed during the manufacturing process, or any final product or methods use of the product, the holders of any such patents may be able to block our ability to commercialize the product unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover any aspect of our formulations, any combination therapies or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our products may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our products.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our products. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our products. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our products, which could harm our business significantly.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances, where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time-consuming. If we were unsuccessful, we could lose valuable rights in intellectual property that we regard as our own.

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

In addition to seeking patents for some of our products, we also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. These parties may also be subject to cyberattacks that result in such information becoming available to competitors, including in jurisdictions where we or such parties may not be able to enforce our rights.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time consuming, and the outcome is unpredictable. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our marks of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

European patents and patent applications could be challenged in the recently created Unified Patent Court for the European Union.

Our owned or our licensors’ European patents and patent applications could be challenged in the recently created Unified Patent Court (“UPC”) for the European Union. We may decide to opt out our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our or our licensors’ European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. A successful invalidity challenge to a European patent under the UPC would result in loss of patent protection in those European countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European countries, rather than in each validated European country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and products and, resultantly, on our business, financial condition, prospects and results of operations.

Risks Related to Achieving Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize such candidates, and our ability to generate revenue will be materially impaired.

Obtaining approval of an NDA can be a lengthy, expensive, and uncertain process. The activities associated with a product candidate’s development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for product candidates will prevent us from commercializing such product candidates. We have not received approval to market any of our current product candidates from regulatory authorities in any jurisdiction in the United States. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. A product candidate may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

We received orphan drug designation in the United States, the European Union, and Australia for the use of defactinib in ovarian cancer, and in the United States, the European Union, and Australia for the use of defactinib in mesothelioma. Orphan drug exclusivity grants seven years of marketing exclusivity under the FDCA, up to ten years of marketing exclusivity in Europe, and five years of marketing exclusivity in Australia. Other companies have received orphan drug designations for compounds other than defactinib for the same indications for which we may have received orphan drug designation in corresponding territories. While orphan drug exclusivity for defactinib provides market exclusivity against the same active ingredient for the same indication, we would not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe on the basis of orphan drug exclusivity. Furthermore, the marketing exclusivity in Europe can be reduced from ten years to six years if the orphan designation criteria are no longer met or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which the FDA may approve a competing product for the same indication during the seven-year period of marketing exclusivity, such as if the later product is the same compound as our product but is shown to be clinically superior to our product, or if the later product is a different drug than our product candidate. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or of another compound for the same use as the orphan drug. A decision in 2021 by the U.S. Court of Appeals for the Eleventh Circuit in Catalyst Pharmaceuticals, Inc. vs. Becerra regarding interpretation of the Orphan Drug Act’s exclusivity provisions as applied to drugs and biologics approved for orphan indications narrower than the product’s orphan designation has the potential to significantly broaden the scope of orphan exclusivity for such products. FDA announced on January 24, 2023 that despite the Catalyst decision, it will continue to apply its longstanding regulations, which tie the scope of orphan exclusivity to the uses or indications for which the drug is approved, rather than to the designation. FDA’s application of its orphan drug regulations post-Catalyst could be the subject of future legislation or to further challenges in court, which could impact our ability to obtain or seek to work around orphan exclusivity, and might affect our ability to retain orphan exclusivity that the FDA previously has recognized for our products.

We have sought and obtained fast track designation from the FDA for one of our product candidates, and may seek such fast track designation for one more additional product candidates, but we might not receive such additional designation, and such designation may not actually lead to a faster development or regulatory review or approval process nor does it ensure that we will receive marketing approval.

Any sponsor may seek fast track designation for a drug if it is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA fast track designation. In January 2024, the FDA granted fast track designation for combination of avutometinib and LUMAKRAS for the treatment of patients with KRAS G12C-mutant metastatic NSCLC who have received at least one prior systematic therapy and have not been previously treated with a KRAS G12C inhibitor. We may also seek fast track designation for additional product candidates, which we may not receive from the FDA. However, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

The FDA closely regulates the post approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off label marketing.

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

Healthcare providers, including physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our arrangements with healthcare providers, third-party payors, patients and other parties within the healthcare industry may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare and regulatory laws and regulations within the United States include the following, some of which will apply only if and when we have a marketed product:

●	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the anti-kickback statute or specific intent to violate it in order to have committed a violation;
●	the federal False Claims Act (“FCA”), which imposes criminal and civil penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government and actions under the FCA may be brought by private whistleblowers as well as the government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the FCA;
●	the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also establishes requirements related to the privacy, security, and transmission of individually identifiable health information which apply to many healthcare providers, physicians, and third-party payors with whom we interact;
●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act, or EKRA, which prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities, and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;
●	the FDCA, which, among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs;
●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	state medical privacy and comprehensive privacy statutes, which regulate the privacy and security of personal information;
●	the so-called federal “sunshine law” or Open Payments which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to teaching hospitals, physicians, and other healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, and state laws which regulate interactions between pharmaceutical companies and healthcare providers, require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, require pharmaceutical companies to report information on transfers of value to other healthcare providers, marketing expenditures or pricing information and/or require licensing of sales representatives. State laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Similar healthcare and data privacy laws and regulations exist in the European Union and other foreign jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information. For example, the General Data Protection Regulation (“GDPR”), impose obligations with respect to operations in the European Economic Area (“EEA”), and increasing the scrutiny applied to transfers of personal data from the EEA (including health data from our clinical sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. The compliance obligations imposed by the GDPR have required us to revise our operations and increased our cost of doing business. In addition, the GDPR provides for substantial fines for breaches of data protection requirements, and it confers a private right of action on data subjects for breaches of data protection requirements. In connection with the separation from the European Union, the United Kingdom adopted similar legislation, and many other countries and more than twelve U.S. states have adopted comprehensive data privacy laws that may increase the costs of compliance, inhibit the sharing of personal data across national boundaries, and impact operations.

The number and complexity of both federal and state laws continues to increase; the laws contain ambiguous requirements or require administrative guidance for implementation; government interpretations of the laws continue to evolve; and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Governmental authorities may potentially conclude that our business practices, including arrangements we may have with physicians and other healthcare providers, or patient assistance programs, may not comply with applicable laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

The U.S. healthcare industry generally and U.S. government healthcare programs in particular are highly regulated and subject to frequent and substantial changes. The U.S. government and individual states have been aggressively pursuing healthcare reform. For example, the ACA, enacted in March 2010, was intended to broaden access to health insurance through a Medicaid expansion and the implementation of the individual mandate for health insurance coverage, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. The law, for example, increased drug rebates under state Medicaid programs for brand name prescription drugs and extended those rebates to Medicaid managed care and assessed a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid.

Beyond the ACA, there are ongoing and widespread health care reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first list of drugs announced in 2023). Subsequent to the enactment of the IRA, in 2022, the Biden administration released an executive order directing the Department of Health and Human Services (“HHS”) to report on how the CMMI could be leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The report was issued in 2023 and proposed various models that CMMI is currently developing which seek to lower the cost of drugs, promote accessibility, and improve quality of care, models are currently still in development.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the ACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 2032. As another example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

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

In addition, other broader legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ commercial success. For example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

We cannot be sure whether additional legislative changes will be enacted, or whether the regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post marketing testing and other requirements. We continue to evaluate federal and state health care reform efforts and the effect that such efforts may have on our business. Healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize any product candidates if and when approved.

Disruptions at the FDA and other government agencies caused by funding shortages could prevent our product candidates from being developed, approved, or commercialized in a timely manner, or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. federal government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, preventing the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the COVID-19 pandemic, the FDA announced its intention to postpone most inspections of foreign and domestic manufacturing facilities and products at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus, including as a result of the emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material effect on our business.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the efforts and abilities of the principal members of our senior management and other key personnel, including Daniel Paterson, our President and Chief Executive Officer and Daniel Calkins, our Chief Financial Officer. Although we have formal employment agreements with Daniel Paterson and Daniel Calkins, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

There are growing risks related to the security, confidentiality, and integrity of personal and corporate information stored and transmitted electronically due to increasingly diverse and sophisticated threats to networks, systems, and data security. Despite our efforts to implement security measures, our information technology systems, and those of our contract research organizations and other third parties who process information on our behalf or have access to our systems, are vulnerable to damage from computer viruses, ransomware, unauthorized access, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. Similarly, our information system providers and their software and hardware supply chains are vulnerable to attacks. These attacks may not be identified or addressed quickly enough to avoid harm, particularly when threat actors use stealthy and persistent tactics. Cybersecurity breaches may be the result of negligent or unauthorized activity by our employees and contractors, as well as by third parties who use cyberattack techniques involving malware, ransomware, hacking and phishing, among others. Cyberattacks have increased in frequency and potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and/or detect incidents successfully in every instance.

We are required to expend significant resources in an effort to protect against security incidents and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards. The SEC and other regulatory bodies are increasingly focusing on cybersecurity enforcement, and the costs of complying with these regulatory initiatives may be significant. If a security incident or data breach were to occur and cause interruptions in our operations, it could result in a material disruption of our key business processes and clinical development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could be exposed to substantial remediation costs, claims or litigation, regulatory enforcement, liability including under laws that protect the privacy of personal information, and additional reporting requirements, any of which could have a material adverse effect on our operating results and financial condition, affect our reputation, undermine market and commercial confidence, erode goodwill, and possibly delay the further development and commercialization of our product candidates.

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

Our stock price has been volatile. Since January 27, 2012, when we became a public company, the price for one share of our common stock has reached a high of $194.53 and a low of $3.54 through December 31, 2023, on a post reverse stock split basis. We cannot predict whether the price of our common stock will rise or fall. The market price for our common stock may be influenced by many factors, including:

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

We have in the past issued, and we may at any time in the future issue, shares of preferred stock, and as of December 31, 2023 we have 1,000,000 shares of our Series A convertible preferred stock, par value $0.0001 per share (the “Series A Convertible Preferred Stock”) and 1,200,000 shares of our Series B convertible preferred stock, par value $0.0001 per share (the “Series B Convertible Preferred Stock” and together with the Series A Convertible Preferred Stock, the “Preferred Stock”) outstanding. Our amended and restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, our Series B Convertible Preferred Stock ranks senior to our common stock, and the holders of our Series B Convertible Preferred Stock are entitled to a liquidation preference of $1.00 per share of Series B Convertible Preferred Stock in the event of our liquidation, dissolution or winding up, which could limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation. Additionally, holders of our Preferred Stock are entitled to receive, on an as converted basis, dividends and consideration in the event of certain transactions equivalent to the dividends and consideration received by the holders of our common stock, which would make paying dividends and engaging in certain transactions more expensive. We also may not make any changes to our amended and restated certificate of incorporation that would limit the rights of the holders of our either series of our preferred stock without the affirmative vote of a majority of such series of preferred stock, which may make it more difficult to take certain corporate actions in the future.

Our stockholders will experience substantial dilution if shares of our Series B Convertible Preferred Stock are converted into common stock or our pre-funded warrants are exercised for common stock.

As of December 31, 2023, there were 1,200,000 shares of our Series B Convertible Preferred Stock outstanding, which are convertible without payment of additional consideration into 4,236,570 shares of our common stock, subject to certain ownership limitations and pre-funded warrants to purchase 1,538,591 shares of our common stock for an exercise price equal to $0.001 per share of common stock. The conversion of the outstanding shares of our Series B Convertible Preferred Stock into common stock or exercise of our pre-funded warrants would be substantially dilutive to existing stockholders. Any dilution or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.

Raising additional capital or entering into certain licensing arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, grants and government funding, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or securities convertible into our common stock, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. To the extent that we enter into certain licensing arrangements, the ownership interest of our existing stockholders may be diluted if we elect to make certain payments in shares of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy.

In the ordinary course of our business, we and our third-party service providers, such as contract research organizations, contract manufacturing organizations, and managed service providers collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research and development data and personal information). The secure maintenance of this confidentiality, availability and integrity of this information is critical to our business and reputation. In addition, we are heavily dependent on the functioning of our information technology applications and services to carry out our business processes. While we have adopted administrative, technical and physical safeguards to protect such systems and data, our systems and those of third-party service providers may be vulnerable to a cyber-attack.

We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include assessment of, and response to internal and external threats to the security, confidentiality, integrity and availability of our data and information systems, along with other material risks to our operations, at least annually or whenever there are material changes to our systems or operations.

Our risk management team collaborates with our Chief Information Officer (“CIO”), our internal information technology (“IT”) department, our Compliance team and our third-party IT managed service providers to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We have processes to detect potential vulnerabilities and anomalies through technical safeguards and have adopted policies and procedures around internal and external notification of cybersecurity incidents. Our CIO and IT Department implement processes around security monitoring and vulnerability testing. We also have in place an incident response process for responding to and escalating cybersecurity events and incidents.

As part of our risk management process, we engage outside providers to conduct periodic internal and external penetration testing of our systems, networks and web properties. We also employ internal security testing solutions and security awareness training for all employees.

We engage a security operations platform provider to assist us in monitoring, assessing and managing potential cyber events. We also perform periodic cyber maturity assessments to measure our cybersecurity profile against industry peers and standards.

We rely on third parties, including software-as-a-service and platform-as-a-services cloud vendors, for various business functions. Our third-party services providers have access to our information systems and data, and we rely on such third parties for the continuous operation of our business. We oversee these third-party service providers by conducting vendor diligence during contracting and onboarding and through ongoing monitoring. Vendors are assessed for risk based on the nature of their service, access to data and systems, and the level to which those systems and data impact our business. Based on that assessment, we conduct diligence that may include completing security questionnaires, onsite audits, and other technical and data security evaluations.

Governance.

Our Board of Directors provides oversight of the Company’s cybersecurity risk management program and integrates this oversight into its overall evaluation of enterprise risk. Our Audit Committee has primary responsibility for oversight of cybersecurity and is briefed on cybersecurity risks at least once each year and following any material cybersecurity incidents.

At the management level, our cybersecurity program is managed by our CIO, reporting into the executive leadership team. Our CIO has over 30 years of experience managing IT operations and cybersecurity within the pharmaceutical, biotechnology and high-tech industries.

Our CIO reports at least annually to the Audit Committee and such reporting will include an overall assessment of our compliance with our cybersecurity policies and procedures as well as topics that may include risk assessments, risk management and control decisions, service provider arrangements, test results, security incidents and responses and recommendations for changes and updates to policies and procedures. In the event of a cybersecurity incident, the CIO reports the incident to the executive leadership team. If the cybersecurity incident is determined to be material the executive leadership team will report the incident to the Audit Committee or Board of Directors as appropriate.

As of the date of this report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. Despite our continuing efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive or business harm or damage to our brand, lost sales, reduced demand, loss of intellectual property rights, significant costs or government investigations, litigation, fines or damages.

For more information, see “Our business and operations may be materially adversely affected in the event of computer system breaches or failures” in Item 1A. Risk Factors in this Annual Report on Form 10-K.

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

HOLDERS

As of February 29, 2024, there were 5 holders of record of our common stock and the closing price of our common stock on The Nasdaq Capital Market as of that date was $12.46. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

DIVIDENDS

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information required by this Item 5 of Form 10-K regarding equity compensation plans will be included in our 2024 Proxy Statement and is incorporated herein by reference.

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2018 through December 31, 2023. The comparison assumes $100 was invested after the market closed on December 31, 2018 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

Cumulative Total Return Comparison

	December 31,
	2018	2019	2020	2021	2022	2023
Verastem, Inc.	100.00	39.88	63.39	61.01	11.98	20.19
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
NASDAQ Biotechnology	100.00	125.11	158.16	158.20	142.19	148.71

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

Our most advanced product candidates, avutometinib and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, but not limited to LGSOC, NSCLC, pancreatic cancer, CRC, and melanoma. We believe that avutometinib may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors, or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

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

Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA through our ownership period ending in September 2020. We have financed our operations to date primarily through public offerings of our common stock and pre-funded warrants, offerings of convertible notes, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments and milestone payments under our license and collaboration agreements with Sanofi, CSPC, and Yakult, the upfront payment and milestone payments received under the Secura APA, the proceeds in connection with the private investment in public equity (the “PIPE”), and our loan and security agreement executed with Oxford in March 2022, sales of Series B Convertible Preferred Stock. Additionally, from our U.S. commercial launch of COPIKTRA on September 24, 2018, through our ownership period ending in September 2020, we financed a portion of our operations through product revenue.

As of December 31, 2023, we had an accumulated deficit of $824.9 million. Our net loss was $87.4 million, $73.8 million, and $71.2 million, for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had cash, cash equivalents, and investments of $137.1 million. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the consolidated financial statements. We anticipate operating losses may continue for the foreseeable future since we do not yet have regulatory approval to sell any of our product candidates, and we continue to incur operating costs to execute our strategic plan, including costs related to research and development of our product candidates and commercial readiness activities. These conditions raise substantial doubt about our ability to continue as a going concern for 12 months after the date the consolidated financial statements are issued.

We expect to finance our operations with our existing cash, cash equivalents and investments, through potential future milestones and royalties received pursuant to the Secura APA, through the loan and security agreement with Oxford, or through other strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of our equity, or the incurrence of debt. However, given the risk associated with these potential strategic or financing opportunities, they are not deemed probable for purposes of the going concern assessment. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.  Therefore, there is substantial doubt about our ability to continue as a going concern.

FINANCIAL OPERATIONS OVERVIEW

Revenue

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

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the years ended December 31, 2023, 2022, and 2021:

	Year ended December 31,
	2023	2022	2021
	(in thousands)	(in thousands)	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib	$28,683	$22,374	$17,025
Avutometinib + other combinations	5,323	2,373	416
Avutometinib manufacturing and non-clinical trial specific	5,528	8,204	5,441
GenFleet	2,177	—	—
COPIKTRA	93	183	1,194
Unallocated costs
Personnel costs, excluding stock-based compensation	12,299	10,848	9,953
Stock-based compensation expense	1,987	1,766	2,099
Other unallocated expenses	5,266	4,810	3,219
Total research and development expense	$61,356	$50,558	$39,347

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

Other income, other expense, interest income and interest expense

Other expense for the year ended December 31, 2023 was comprised of transaction losses due to changes in foreign currency exchange rates. Other income for the year ended December 31, 2022 was comprised of a gain on the sale of fixed assets and transaction gains due to changes in foreign currency exchange rates. There was no other income or other expense for the year ended December 31, 2021.

Interest income reflects interest earned on our cash, cash equivalents and available-for-sale securities.

Interest expense reflects interest expense due on our Loan Agreement with Oxford and our convertible notes, as well as non-cash interest related to the amortization of debt discount and issuance costs.

Change in fair value of preferred stock tranche liability

The change in fair value of preferred stock tranche liability for the year ended December 31, 2023, was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Securities Purchase Agreement (the “Series B Preferred Stock Securities Purchase Agreement”), dated January 24, 2023 with certain purchasers pursuant to which the Company agreed to sell and issue to the purchasers in a private placement up to 2,144,160 shares of its Series B Convertible Preferred Stock in two tranches. There was no preferred stock tranche liability outstanding during the years ended December 31, 2022 and December 31, 2021.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued and prepaid research and development expenses, stock-based compensation, revenue recognition, and collaborative agreements, described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Revenue recognition

We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services in accordance with Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers.

Sales of intellectual property

For sales of license and intellectual property, that include sale-based royalties, including milestone payments based on a level of sales, we evaluate whether the royalties and sales-based milestones are considered probable of being achieved and estimate the amount of royalties to include over the contractual term using the expected value method and estimate the sales-based milestones using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated royalty and milestone value is included in the transaction price. Royalties and sales-based milestones for territories for which there is not regulatory approval are not considered probable until such regulatory approval is achieved. We evaluate factors such as whether consideration is outside of our control, timeline for when the uncertainty will be resolved and historical sales of COPIKTRA if applicable. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and amount of royalty revenue to be received and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. At December 31, 2023, we determined less than $0.1 million of future potential royalties, we expect to receive pursuant to the Secura APA, were not constrained and have been recorded in the transaction price. As the consideration for future royalties is conditional, we recorded a corresponding contract asset for the expected future royalties. Portions of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional.

Refer to Note 2. Significant Accounting Policies and Note 13. License, collaboration and commercial agreements to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of revenue.

Collaborative Arrangements

Collaborative Arrangements: Contracts are considered to be collaborative arrangements pursuant to GAAP when they satisfy the following criteria defined in ASC Topic 808, Collaborative Arrangements: (i) the parties to the contract must actively participate in the joint operating activity and (ii) the joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful. Payments received from or made to a partner that are the result of a collaborative relationship with a partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction or increase to research and development expense, respectively.

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

During the year ended December 31, 2023, we recorded $5.9 million of stock-based compensation expense. As of December 31, 2023, there was approximately $9.2 million of unrecognized stock-based compensation related to stock options, which are expected to be recognized over a weighted-average period of 2.6 years. As of December 31, 2023, there was approximately $3.1 million of unrecognized stock-based compensation related to RSUs, which are expected to be recognized over a weighted-average period of 2.1 years. See Note 2. Significant accounting policies and Note 8. Stock-based compensation to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of stock-based compensation.

RESULTS OF OPERATIONS

All financial information presented has been consolidated and includes the accounts of our wholly-owned subsidiaries, Verastem Securities Company and Verastem Europe GmbH. All intercompany balances and transactions have been eliminated in consolidation.

	Year Ended December 31,

	2023	2022	2021
Revenue:
Sale of COPIKTRA license and related assets	—	2,596	1,447
Transition services revenue	—	—	606
Total revenue	—	2,596	2,053
Operating expenses:
Research and development	61,356	50,558	39,347
Selling, general and administrative	30,728	24,975	24,115
Total operating expenses	92,084	75,533	63,462
Loss from operations	(92,084)	(72,937)	(61,409)
Other income (expense)	(109)	47	—
Interest income	6,214	1,215	181
Interest expense	(4,139)	(2,137)	(9,972)
Change in fair value of preferred stock tranche liability	2,751	—	—
Net loss	(87,367)	(73,812)	(71,200)

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the year ended December 31, 2023 (the “2023 Period”) was $0.0 million compared to $2.6 million for the year ended December 31, 2022 (the “2022 Period”). Sale of COPIKTRA license and related assets revenue for the 2022 Period was comprised of one regulatory milestone for $2.5 million achieved by Secura’s sublicensee, CSPC, and $0.1 million related to royalties on COPIKTRA sales in the 2022 Period and future royalties expected to be received pursuant to the Secura APA that are not constrained.

Research and development expense. Research and development expense for the 2023 Period was $61.4 million compared to $50.6 million for the 2022 Period. The $10.8 million increase from the 2022 Period to the 2023 Period was primarily related to an increase of $6.1 million in CRO costs, a $2.0 million upfront payment made in September 2023 pursuant to the GenFleet Agreement, an increase of $1.8 million in personnel related costs, including non-cash stock-based compensation, an increase of $1.5 million in IST costs, an increase of $0.9 million in consulting costs, and an increase of $0.7 million in investigator fees. The increase is partially offset by a decrease of $2.2 million in drug substance and drug manufacturing costs.

Selling, general and administrative expense. Selling, general and administrative expense for the 2023 Period was $30.7 million compared to $25.0 million for the 2022 Period. The increase of $5.7 million from the 2022 Period to the 2023 Period primarily resulted from an increase of $1.7 million in personnel related costs, including non-cash stock-based compensation, an increase of $1.4 million of costs in anticipation of the potential launch of avutometinib and defactinib in LGSOC, an increase of $1.2 million in consulting and professional fees, an increase of $0.6 million in costs associated with financing activities, and an increase of $0.8 million in travel and other costs.

Other Income (expense). Other expense of $0.1 million for the 2023 Period was comprised of transaction losses due to changes in foreign currency exchange rates compared to other income of less than $0.1 million for the 2022 Period comprised of a gain on the sale of fixed assets and transaction gains due to changes in foreign currency exchange rates.

Interest income. Interest income for the 2023 Period was $6.2 million compared to $1.2 million for the 2022 Period. The increase of $5.0 million in interest income was primarily driven by an increase in interest rates and investment balances on short-term investments and cash equivalents.

Interest expense. Interest expense for the 2023 Period was $4.1 million compared to $2.1 million for the 2022 Period. The increase of $2.0 million from the 2022 Period to the 2023 Period was primarily driven by increased expense on the Loan Agreement as a result of the additional $15.0 million debt drawdown on March 22, 2023.

Change in fair value of preferred stock tranche liability. The change in fair value of the preferred stock tranche liability of $2.8 million for the 2023 Period was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Series B Convertible Preferred Stock Securities Purchase Agreement. There was no preferred stock tranche liability outstanding during the 2022 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public and private offerings of our common stock and pre-funded warrants, offerings of convertible notes, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, Yakult, and CSPC, the upfront payment under the Secura APA, the proceeds in connection with the PIPE, the Loan Agreement with Oxford, and the issuance of Series B Convertible Preferred Stock. With the commercial launch of COPIKTRA in the United States in September 2018 through our ownership period ending in September 2020, we financed a portion of our operations through product revenue. As of September 30, 2020, we have sold our COPIKTRA license and no longer sell COPIKTRA in the United States. We expect to finance a portion of our business through future potential milestones and royalties received pursuant to the Secura APA.

As of December 31, 2023, we had $137.1 million in cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, government bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in this Annual Report on Form 10-K.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year ended December 31,
	2023	2022	2021
Net cash (used in) provided by:
Operating activities	$(86,460)	$(63,673)	$(53,502)
Investing activities	(44,447)	66,185	87
Financing activities	134,194	51,784	6,885
Increase (decrease) in cash, cash equivalents and restricted cash	$3,287	$54,296	(46,530)

Operating activities. The use of cash in operating activities in the 2023 Period and 2022 Period resulted primarily from our net losses adjusted for non-cash adjustments and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash adjustments was $85.5 million and $67.6 million for the 2023 Period and 2022 Period, respectively. Non-cash adjustments were primarily related to stock-based compensation expense, non-cash interest, net, and change in fair value on preferred stock tranche liability in the 2023 Period and stock-based compensation expense in the 2022 Period. Our cash outflow for the 2023 Period from operating activities due to changes in operating assets and liabilities was $1.0 million for the 2023 Period primarily driven by an increase of $5.8 million in prepaid expenses, other current assets and other assets, and a decrease of $0.4 million in deferred liabilities, partially offset by an increase of $2.9 million in accrued expenses and other liabilities, and an increase of $2.3 million in accounts payable. Our cash inflow for the 2022 Period from operating activities due to changes in operating assets and liabilities was $3.9 million primarily driven by an increase of $2.6 million in accounts payable, an increase of $0.7 million in deferred liabilities, a decrease of $0.7 million of prepaid expenses, other current assets and other assets, and a decrease of $0.5 million in accounts receivable, partially offset by a $0.6 million decrease in accrued expenses and other liabilities. The changes in prepaid expenses, other current assets, and other assets in both periods are exclusive of cash received from PanCAN and used in the RAMP 205 study. Cash used in operating activities was $86.5 million and $63.7 million for the 2023 Period and the 2022 Period, respectively.

Investing activities. The cash used in investing activities for the 2023 Period primarily relates to the net purchases of investments of $44.4 million. The cash provided by investing activities for the 2022 Period primarily relates to the net maturities of investments of $66.2 million.

Financing activities. The cash provided by financing activities for the 2023 Period primarily represents $91.4 million of proceeds from our previously disclosed public offering in June 2023 of common stock and pre-funded warrants to purchase shares of our common stock, net of issuance costs, $28.1 million of proceeds received from issuance of Series B Convertible Preferred Stock, net of issuance costs, $14.9 million of proceeds received pursuant to the loan and security agreement with Oxford, $1.4 million of proceeds received from insurance premium financing and $0.1 million of proceeds received related to our employee stock purchase plan, partially offset by $1.4 million of payments on insurance premium financing, and $0.3 million of repayment of our 5.00% Convertible Senior Notes due 2048 (the “2018 Notes”). The cash provided by financing activities for the 2022 Period primarily represents $27.4 million of net proceeds received under our at-the market equity offering program, $24.1 million of net proceeds received from the loan and security agreement with Oxford, and $0.3 million of proceeds received related to exercise of stock options and our employee stock purchase plan.

Refer to Note 11. Capital Stock to our consolidated financial statements located in this Annual Report on Form 10-K for additional details on the January 2023 offering of our Series B Convertible Preferred Stock, the June 2023 offering of our common stock and pre-funded warrants to purchase shares of our common stock, and our at-the-market equity offering program; Note 5. Debt to our consolidated financial statements located in this Annual Report on Form 10-K for additional details on the Loan Agreement; Note 16. Notes Payable to our consolidated financial statements located in this Annual Report on Form 10-K for additional details on the finance agreement with AFCO Premium Credit LLC related to insurance premium financing and the monthly payments of principal and interest related thereto; and Note 10. Convertible Senior Notes to our consolidated financial statements located in this Annual Report on Form 10-K for details on the 2018 Notes.

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

Without additional funding we do not believe that we have sufficient funds to meet our obligations within the next 12 months from the date of issuance of these consolidated financial statements. While we believe that we may have sufficient funds to meet our obligations within the next 12 months from the date of the issuance of the consolidated financial statements for the year ended December 31, 2023, in performing this analysis under the applicable accounting standards management excluded certain elements of our operating plan that cannot be considered probable of occurring. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date the consolidated financial statements are issued.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On April 15, 2014, we entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014, and it was scheduled to expire on September 30, 2019. Effective February 15, 2018, we amended the lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the “Amended Lease Agreement”). The Amended Lease Agreement extends the expiration date of the lease from September 2019 through June 2025. Pursuant to the Amended Lease Agreement, the initial annual base rent amount is approximately $0.7 million, which increases during the lease term to $1.1 million for the last 12-month period. As of December 31, 2023, the total future minimum lease payments under the agreement are $1.6 million through June 2025.

As discussed in Note 13. License, collaboration and commercial agreements to the consolidated financial statements located in this Annual Report on Form 10-K, we are party to several agreements to license intellectual property. The license agreements may require us to pay upfront license fees, ongoing annual license maintenance fees, milestone payments, minimum royalty payments, as well as reimbursement of certain patent costs incurred by the licensors, as applicable. As of December 31, 2023, we do not have any minimum contractual obligations in relation to these agreements because: there were no upfront license fees payable in future periods; no annual license maintenance fees; we cannot estimate if milestone and/or royalty payments will occur in future periods; and patent cost reimbursement costs are perpetual and the agreements are cancelable by us at any time upon prior written notice to the licensor.

TAX LOSS CARRYFORWARDS

As of December 31, 2023, we had federal and state net operating loss (“NOL”) carryforwards of $473.6 million and $189.0 million, respectively, which are available to reduce future taxable income. We also had federal and state tax credits of $9.5 million and $2.2 million, respectively, which may be used to offset future tax liabilities.

The net operating loss and tax credit carryforwards will expire at various dates through 2043, except for $277.9 million of federal net operating loss carryforwards which may be carried forward indefinitely. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2023, we recorded a 100% valuation allowance against our NOL and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Based on our analysis under Section 382 of the Internal Revenue Code and similar provisions under state law, we believe that our federal net operating loss carryforwards, our state net operating loss carryforwards, our research and development (“R&D”) credits and our Orphan Drug (“OD”) credits will be limited as of December 31, 2023. The portion of federal NOL, state NOL, R&D credits and OD credits that were determined to be limited by Section 382 have been written off as of December 31, 2023. The remaining unused carryforwards remain available for future periods. Due to our full valuation allowance the write off of NOLs, R&D credits, and OD credits did not have any impact to the statements of operation and comprehensive loss for the 2023 Period and 2022 Period.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Refer to Note 2. Significant Accounting Policies to our consolidated financial statements located in this Annual Report on Form 10-K for recently adopted accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $137.1 million and $87.9 million as of December 31, 2023 and 2022, respectively, consisting of cash, U.S. Government money market funds, government bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally, which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2023, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of December 31, 2023, we have borrowed $40.0 million under the Loan Agreement. The Loan Agreement bears interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Changes in interest rates can cause interest charges to fluctuate under the Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the year ended December 31, 2023 due to the overall interest rate floor and cap.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm (e.g., Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)), appear on pages F-1 through F-38 of this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Trading Plans of Our Directors and Officers

During our fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2024 Proxy Statement and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2024 Proxy Statement and is incorporated herein by reference.

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

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Registrant on March 12, 2019)

3.3

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

3.4

Certificate of Amendment to the Restated Certificate of Incorporation of Verastem, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 21, 2020)

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 7, 2022)

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 25, 2023)

3.7

Certificate of Amendment to the Restated Certificate of Incorporation of Verastem, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 31, 2023)

4.1

Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

4.2	Description of Securities (incorporated by reference to Exhibit 4.5 to the Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 14, 2023)

4.3	Form of Pre-Funded Warrant. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 21, 2023).

10.1#

Form of Incentive Stock Option Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177677) filed by the Registrant on January 13, 2012)

10.2#

Form of Incentive Stock Option Agreement under Amended and Restated 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed by the Registrant on March 13, 2018)

10.3#

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

10.6#		Amendment to Form of Restricted Stock Unit Agreement under 2012 Incentive Plan (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by the Registrant on March 26, 2013)

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

10.8#		Form of Inducement Award Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed by the Registrant on March 13, 2018)

10.9#

Form of Inducement Award Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed by the Registrant with the Securities and Exchange Commission on November 7, 2018)

10.10#

Form of Indemnification Agreement between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2017)

10.11

Lease Agreement, dated April 15, 2014, between the Registrant and Intercontinental Fund III 117 Kendrick Street LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 18, 2014)

10.12

First Amendment of Lease Agreement, dated February 15, 2018, between the Registrant and 117 Kendrick DE, LLC, as successor-in-interest to Intercontinental Fund III 117 Kendrick Street, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 3, 2018)

10.13#

Employment Agreement, dated August 2, 2023, by and between Verastem, Inc. and Daniel W. Paterson (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2023).

10.14†

License Agreement, dated July 11, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 13, 2012)

10.15†

Letter Agreement, dated December 7, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Registrant on March 6, 2014)

10.16†

License Agreement for CKI27, dated January 7, 2020, between Verastem, Inc. and Chugai Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.17	#	Form of Restricted Stock Unit Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.18	#	Form of Inducement Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.19	#	Form of Incentive Stock Option Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.20	#	Form of Nonstatutory Stock Option Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.21	#	Form of Inducement Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.22	#	Form of Incentive Stock Option Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.23	#

Form of Nonstatutory Stock Option Agreement (Employees) under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.24	#

Form of Nonstatutory Stock Option Agreement (Non-Employees) under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.25	#	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.26	#	Form of Inducement Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.27	#	Form of Inducement Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.28	†	Asset Purchase Agreement by and between Secura Bio, Inc. and Verastem, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2020)

10.29

Exchange Agreement by and between Verastem, Inc. and Highbridge Tactical Credit Master Fund, L.P., dated November 6, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2020)

10.30

Loan and Security Agreement, dated as of March 25, 2022, among Verastem, Inc., as borrower, Oxford Finance LLC, as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant with the Securities and Exchange Commission on March 27, 2022)

10.31

Securities Purchase Agreement, dated January 24, 2023, by and among Verastem, Inc. and each purchaser party thereto (incorporated by reference to Exhibit 10.1 to the form 8-K filed by the Registrant with the Securities and Exchange Commission on January 25, 2023)

10.32#

Employment Agreement, dated October 24, 2023 by and between Verastem, Inc. and Daniel Calkins (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 27, 2023).

10.33

First Amendment to Loan and Security Agreement, dated as of January 4, 2024, among Verastem, Inc., as borrower, Oxford Finance LLC, as collateral agent and a lender, and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 8, 2024)

10.34#		Amended and Restated 2018 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.1 to Form 10-Q by the Registrant with the Securities and Exchange Commission on August 8, 2023)

10.35#	Amended and Restated 2012 Incentive Plan. (incorporated by reference to Exhibit 10.2 to Form 10-Q by the Registrant with the Securities and Exchange Commission on August 8, 2023)

10.36#	Amended and Restated 2021 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 to Form 10-Q by the Registrant with the Securities and Exchange Commission on August 8, 2023)

10.37

Exchange Agreement, dated November 4, 2022, by and among Verastem, Inc. and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC (incorporated by reference to Exhibit 10.1 to for the form 8-K filed by the Registrant with the Securities and Exchange Commission on November 7, 2022)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Policy for Recoupment of Incentive Compensation

99.1*	Press Release issued by Verastem, Inc. on March 14, 2024 (furnished herewith).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†

Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed. Confidential materials omitted will be filed separately with the SEC upon request.

#	Management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March 2024.

VERASTEM, INC. By:	/s/ Daniel W. Paterson
Daniel W. Paterson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel W. Paterson
Daniel W. Paterson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2024

/s/ Daniel Calkins
Daniel Calkins	Chief Financial Officer (Principal Financial and Accounting officer)	March 14, 2024

/s/ PAUL BUNN, M.D.
Paul Bunn, M.D.	Director	March 14, 2024

/s/ Robert Gagnon
Robert Gagnon	Director	March 14, 2024

/s/ Anil Kapur
Anil Kapur	Director	March 14, 2024

/s/ Michael Kauffman, M.D.,Ph.D.
Michael Kauffman, M.D., Ph.D.	Director	March 14, 2024

/s/ JOHN JOHNSON
John Johnson	Director	March 14, 2024

/s/ MICHELLE ROBERTSON
Michelle Robertson	Director	March 14, 2024

/s/ Eric Rowinsky, M.D.
Eric Rowinsky, M.D.	Director	March 14, 2024

/s/ BRIAN STUGLIK
Brian Stuglik	Director	March 14, 2024

/s/ Karin Tollefson
Karin Tollefson	Director	March 14, 2024

Verastem, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verastem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verastem, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrued and Prepaid Clinical Trial Expense
Description of the Matter	As summarized in Note 4 to the consolidated financial statements, the Company’s accrued clinical expenses were $6.5 million at December 31, 2023, which included the estimated obligation for clinical trial expenses incurred as of December 31, 2023 but not paid as of that date. In addition, the Company’s total prepaid expenses and other current assets were $6.5 million, which included amounts that were paid in advance of services incurred pursuant to clinical trials.  As discussed in Note 2 to the consolidated financial statements, the Company records clinical trial expenses as incurred. The Company’s determination of costs incurred for certain development activities, such as clinical trial expenses, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to the Company by its vendor on their actual costs incurred or level of effort expended. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid expenses and other current assets or accrued expenses.

Auditing the Company’s accrued and prepaid clinical trial expenses was especially challenging due to the volume of information received from vendors that perform services on the Company’s behalf.  While the Company’s estimates of accrued and prepaid clinical trial expenses are primarily based on information received from its vendors for each study, the Company is required to make an estimate for additional costs incurred. Additionally, due to the long duration of clinical trials and the timing of vendor invoices, the actual amounts incurred are not typically known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit

To evaluate the accrued and prepaid clinical trial expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant assumptions used by management to estimate the recorded accruals and prepayments. We obtained third party confirmation from the Company’s primary contract research organization to validate the underlying data used in management’s estimate. We corroborated the progress of research and development activities associated with clinical trials through discussion with the Company’s research and development personnel that oversee the clinical activities. In addition, we performed analytics over fluctuations in accruals and prepaids by vendor throughout the period subject to audit and compared subsequent invoices received from third parties to amounts accrued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts

March 14, 2024

Verastem, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$77,909	$74,933
Short-term investments	59,220	12,961
Accounts receivable, net	—	31
Prepaid expenses and other current assets	6,553	4,945
Total current assets	143,682	92,870
Property and equipment, net	37	92
Right-of-use asset, net	1,171	1,789
Restricted cash	241	241
Other assets	4,587	58
Total assets	$149,718	$95,050
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$7,184	$4,901
Accrued expenses	17,928	14,983
Deferred liabilities	327	710
Lease liability, short-term	941	794
Convertible senior notes	—	275
Total current liabilities	26,380	21,663
Non-current liabilities:
Long-term debt	40,086	24,526
Lease liability, long-term	530	1,470
Preferred stock tranche liability	4,189	—
Total liabilities	71,185	47,659
Convertible preferred stock:
Series B Convertible Preferred Stock, $0.0001 par value; 2,144 and 0 shares designated at December 31, 2023 and December 31, 2022, respectively; 1,200 and 0 shares issued and outstanding at December 31, 2023 and 2022, respectively	21,159	—
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 5,000 shares authorized:
Series A Convertible Preferred Stock, $0.0001 par value; 1,000 shares designated, 1,000 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 25,281 and 16,712 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	882,248	784,912
Accumulated other comprehensive income	13	—
Accumulated deficit	(824,890)	(737,523)
Total stockholders’ equity	57,374	47,391
Total liabilities, convertible preferred stock and stockholders’ equity	$149,718	$95,050

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Sale of COPIKTRA license and related assets	$—	$2,596	$1,447
Transition services revenue	—	—	606
Total revenue	—	2,596	2,053
Operating expenses:
Research and development	61,356	50,558	39,347
Selling, general and administrative	30,728	24,975	24,115
Total operating expenses	92,084	75,533	63,462
Loss from operations	(92,084)	(72,937)	(61,409)
Other income (expense)	(109)	47	—
Interest income	6,214	1,215	181
Interest expense	(4,139)	(2,137)	(9,972)
Change in fair value of preferred stock tranche liability	2,751	—	—
Net loss	(87,367)	(73,812)	(71,200)
Net loss per share—basic and diluted	(3.96)	(4.57)	(4.90)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	22,054	16,138	14,535

Net loss	$(87,367)	$(73,812)	$(71,200)
Unrealized gain (loss) on available-for-sale securities	13	(34)	(19)
Comprehensive loss	$(87,354)	$(73,846)	$(71,219)

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

								Accumulated
								other
							Additional	comprehensive		Total
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2020	—	$—	—	$—	14,205,004	$1	$707,731	$53	$(592,511)	$115,274
Net loss	—	—	—	—	—	—	—	—	(71,200)	(71,200)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(19)	—	(19)
Conversion of Notes into common stock	—	—	—	—	717,949	1	27,999	—	—	28,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	9,172	—	182	—	—	182
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	215,409	—	(90)	—	—	(90)
Issuance of common stock resulting from exercise of stock options	—	—	—	—	49,087	—	905	—	—	905
Issuance of common stock resulting from at-the-market transactions, net	—	—	—	—	244,209	—	6,796	—	—	6,796
Stock-based compensation expense	—	—	—	—	—	—	7,711	—	—	7,711
Balance at December 31, 2021	—	$—	—	$—	15,440,830	$2	$751,234	$34	$(663,711)	$87,559
Net loss	—	—	—	—	—	—	—	—	(73,812)	(73,812)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(34)	—	(34)
Issuance of Series A Convertible Preferred Stock in exchange for common stock	—	—	1,000,000	—	(833,333)	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	10,194	—	164	—	—	164
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	121,441	—	—	—	—	—
Issuance of common stock resulting from exercise of stock options	—	—	—	—	8,181	—	118	—	—	118
Issuance of common stock resulting from at-the-market transactions, net	—	—	—	—	1,964,448	—	27,349	—	—	27,349
Stock-based compensation expense	—	—	—	—	—	—	6,047	—	—	6,047
Balance at December 31, 2022	—	$—	1,000,000	$—	16,711,761	$2	$784,912	$—	$(737,523)	$47,391
Net loss	—	—	—	—	—	—	—	—	(87,367)	(87,367)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	13	—	13
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $1,901 and preferred stock tranche liability of $6,940	1,200,000	21,159	—	—	—	—	—	—	—	—
Issuance of common stock, and pre-funded warrants, net of issuance cost of $6,351	—	—	—	—	8,489,409	1	91,419	—	—	91,420
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	14,270	—	57	—	—	57
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	65,710	—	—	—	—	—
Stock-based compensation expense	—	—	—	—			5,860	—	—	5,860
Balance at December 31, 2023	1,200,000	$21,159	1,000,000	$—	25,281,150	$3	$882,248	$13	$(824,890)	$57,374

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(87,367)	$(73,812)	$(71,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62	118	206
Amortization of right-of-use asset and lease liability	(175)	(154)	(134)
Stock-based compensation expense	5,860	6,047	7,711
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	(1,132)	228	9,331
Change in fair value of preferred stock tranche liability	(2,751)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	31	485	(277)
Prepaid expenses, other current assets and other assets	(5,826)	744	(1,558)
Accounts payable	2,283	2,599	623
Accrued expenses and other liabilities	2,938	(638)	1,796
Deferred liabilities	(383)	710	—
Net cash used in operating activities	(86,460)	(63,673)	(53,502)
Investing activities
Purchases of property and equipment	—	—	(196)
Purchases of investments	(96,447)	(17,815)	(86,442)
Maturities of investments	52,000	84,000	86,725
Net cash provided by (used in) investing activities	(44,447)	66,185	87
Financing activities
Proceeds from issuance of Series B Convertible Preferred Stock, net	28,099	—	—
Proceeds from long-term debt, net	14,918	24,148	—
Repayment of 2018 Notes	(300)	—	—
Proceeds from insurance premium financing	1,430	—	—
Payments on insurance premium financing	(1,430)	—	—
Proceeds from the exercise of stock options and employee stock purchase program	57	282	1,087
Settlement of restricted stock for tax withholdings	—	—	(925)
Proceeds from the issuance of common stock and pre-funded warrants, net	91,420	27,354	6,723
Net cash provided by financing activities	134,194	51,784	6,885
Increase (decrease) in cash, cash equivalents and restricted cash	3,287	54,296	(46,530)
Cash, cash equivalents and restricted cash at beginning of period	75,789	21,493	68,023
Cash, cash equivalents and restricted cash at end of period	$79,076	$75,789	$21,493
Supplemental disclosure
Cash paid for interest	$3,361	$1,536	$1,007
Supplemental disclosure of non-cash investing and financing activities
Issuance of preferred stock tranche liability	$6,940	$—	$—
Conversion of 2020 Notes into common stock	$—	$—	$28,000
Purchases of property and equipment included in accounts payable and accrued expenses	$7	$—	$—

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

The Company’s most advanced product candidates, avutometinib and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, but not limited to low-grade serous ovarian cancer (“LGSOC”), non-small cell lung cancer (“NSCLC”), pancreatic cancer, colorectal cancer (“CRC”), and melanoma. The Company believes that avutometinib may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

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

As of December 31, 2023, the Company had cash, cash equivalents, and investments of $137.1 million. In accordance with applicable accounting standards, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of the issuance of these consolidated financial statements. The Company anticipates operating losses may continue for the foreseeable future since the Company does not yet have regulatory approval to sell any of its product candidates, and the Company continues to incur operating costs to execute its strategic plan, including costs related to research and development of its product candidates and commercial readiness activities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for 12 months after the date the consolidated financial statements are issued.

The Company expects to finance its operations with its existing cash, cash equivalents and investments, through potential future milestones and royalties received pursuant to the Secura APA, through the loan and security agreement with Oxford Finance LLC (“Oxford”), or through other strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, given the risk associated with these potential strategic or financing opportunities, they are not deemed probable for purposes of the going concern assessment. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.  Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has retroactively restated the share and per share amounts in the consolidated financial statements as of December 31, 2022 and the 12 months ended December 31, 2023, 2022 and 2021, to give retroactive effect to the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and number of shares of common stock issuable under all outstanding stock options, convertible notes and preferred stock. In addition, proportionate adjustments have been made to the number of shares of common stock issuable upon vesting of the restricted stock units and the number of shares of common stock reserved for the Company’s equity incentive compensation plans. The consolidated statements of convertible preferred stock and stockholders’ equity and balance sheets reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.

2. Significant accounting policies

Basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) under the assumption that the Company will continue as a going concern for the next 12 months. Accordingly, they do not include any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern.

Use of estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including but not limited to estimates related to revenue recognition, accrued and prepaid clinical trial expense and other general accruals, stock-based compensation expense and its preferred stock tranche liability. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable. Actual results could differ from such estimates.

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

Proceeds from grants

In May 2022 the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is supporting a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 study is evaluating whether combining avutometinib (to target mutant KRAS which is found in more than 90% of pancreatic adenocarcinomas) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with such pancreatic cancers. Through December 31, 2023, the Company has received $2.7 million of cash proceeds which was initially recorded as deferred liabilities on the balance sheet. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate. The Company recorded $2.0 million and $0.3 million of the proceeds as a reduction of research and development expense during the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and December 31, 2022, the Company recorded $0.3 million and $0.7 million, respectively, as deferred liabilities in the consolidated balance sheet related to the PanCAN Grant.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$77,909	$74,933
Restricted cash	1,167	856
Total cash, cash equivalents and restricted cash	$79,076	$75,789

Amounts included in restricted cash as of December 31, 2023 and December 31, 2022 represent (i) cash received pursuant to the PanCAN Grant restricted for future expenditures for specific research and development activities in the amounts of $0.9 million and $0.6 million, respectively, and (ii) cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. Cash held pursuant to the PanCAN Grant is included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2023, and December 31, 2022. The letters of credit are included in non-current restricted cash on the consolidated balance sheets as of December 31, 2023 and December 31, 2022.

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

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.
Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 inputs	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands)

	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$46,093	$46,093	$—	$—
Short-term investments	59,220	5,992	53,228	—
Total financial assets	$105,313	$52,085	$53,228	$—
Preferred stock tranche liability	$4,189	$—	$—	$4,189

	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$73,613	$72,617	$996	$—
Short-term investments	12,961	—	12,961	—
Total financial assets	$86,574	$72,617	$13,957	$—

The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2023 and 2022.

A preferred stock tranche liability was recorded as a result of the entry into the Series B Convertible Preferred Stock Securities Purchase Agreement (defined herein) (see Note 7. Capital Stock). The fair value measurement of the preferred stock tranche liability is classified as Level 3 under the fair value hierarchy. The fair value of the preferred stock tranche liability was determined using a Monte-Carlo simulation. The inputs to the Monte-Carlo include the risk-free rate, stock price volatility, expected dividends and remaining term. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

Below are the inputs used to value the preferred stock tranche liability at December 31, 2023 and January 24, 2023:

	December 31, 2023	January 24, 2023
Risk-free interest rate	5.13-5.52%	4.41-4.84%
Volatility	75%	90%
Dividend yield	—	—
Remaining term (years)	0.6	1.5

The following table represents a rollforward for the year ended December 31, 2023 of the preferred stock right liability recorded in connection with the entry into the Series B Convertible Preferred Stock Securities Purchase Agreement (in thousands):

January 1, 2023	$—
Fair value recognized upon entering into Securities Purchase Agreement	6,940
Fair value adjustment	(2,751)
December 31, 2023	$4,189

Fair Value of Financial Instruments

The fair value of the Company’s 2018 issued 5.00% Convertible Senior Notes due 2048 (the “2018 Notes”) was approximately $0.3 million as of December 31, 2022, which equals the carrying value of the 2018 Notes as of December 31, 2022. During the year ended December 31, 2023, the Company repaid the 2018 Notes and no 2018 Notes remain outstanding. See Note 9. Convertible Senior Notes for additional discussion on the 2018 Notes. The fair value of the 2018 Notes is influenced by the Company’s stock price, stock price volatility, and current market yields and was determined using Level 3 inputs.

The fair value of the Company’s long-term debt is determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the consolidated balance sheet date. The carrying value of the Company’s long-term debt as of December 31, 2023 and December 31, 2022, was approximately $40.1 million and $24.5 million, respectively. The Company estimates that the fair value of its long-term debt as of December 31, 2023 and December 31, 2022, was approximately $39.6 million and $24.9 million, respectively. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

Investments

Investments and cash equivalents consist of investments in a U.S. Government money market funds, overnight repurchase agreements collateralized by government agency securities or U.S. Treasury securities, corporate bonds and commercial paper of publicly traded companies that are classified as available-for-sale pursuant to ASC Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Debt securities are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, until such gains and losses are realized. The fair value of these securities is based on quoted prices for identical or similar assets.

The Company reviews investments for impairment whenever the fair value of a investment is less than the amortized cost and evidence indicates that a investment’s carrying amount is not recoverable. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses (“ASC 326”), to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income (loss). Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity of the impairment, collectability of the security, and any adverse conditions specifically related to the security, an industry, or geographic area. Realized gains and losses are determined using the specific identification method and are included in interest income in the consolidated statements of operations and comprehensive loss.

There were no realized gains or losses on investments for the years ended December 31, 2023, 2022 or 2021. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company’s investments. Accrued interest receivable of $0.1 million is presented within prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2023 and December 31, 2022. There were two debt securities in an unrealized loss position at each of December 31, 2023, and December 31, 2022. None of these investments had been in an unrealized loss position for more than 12 months as of December 31, 2023 and December 31, 2022. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions and not credit related. At both December 31, 2023 and December 31, 2022, the Company had the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its investments as of December 31, 2023 and December 31, 2022.

The following is a summary of available-for-sale securities with unrealized losses for less than 12 months as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$8,896	$(1)	$5,964	$(2)
Total available-for-sale securities in an unrealized loss position	$8,896	$(1)	$5,964	$(2)

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$79,076	$—	$—	$79,076
Total cash, cash equivalents & restricted cash:	$79,076	$—	$—	$79,076
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	59,208	13	(1)	59,220
Total investments	$59,208	$13	$(1)	$59,220
Total cash, cash equivalents, restricted cash and investments	$138,284	$13	$(1)	$138,296

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$74,794	$—	$—	$74,794
Corporate bonds, agency bonds and commercial paper (due within 90 days)	995	—	$—	995
Total cash, cash equivalents & restricted cash:	$75,789	$—	$—	$75,789
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$12,961	$2	$(2)	$12,961
Total investments	$12,961	$2	$(2)	$12,961
Total cash, cash equivalents, restricted cash and investments	$88,750	$2	$(2)	$88,750

Concentrations of credit risk and off-balance sheet risk

Cash and cash equivalents, investments, and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of December 31, 2023, the Company’s cash, cash equivalents and investments were deposited at four financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

There was no accounts receivable balance as of December 31, 2023. As of December 31, 2022, there was one customer, Secura, that made up more than 60% of the Company’s trade accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any trade accounts receivable balances are assured.

For the year ended December 31, 2023, the Company did not record any revenue. For the year ended December 31, 2022 one customer, Secura, individually accounted for all of the Company’s total revenue. Refer to Note 13. License, collaboration, and commercial agreements for a detailed discussion of the Secura APA.

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

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset’s book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded through December 31, 2023.

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

Revenue recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services in accordance with ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”). To determine revenue recognition for contracts with its customers, the Company performs the following five step assessment: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines which goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Sales of intellectual property

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

Collaborative arrangements

Collaborative Arrangements: Contracts are considered to be collaborative arrangements when they satisfy the following criteria defined in ASC Topic 808, Collaborative Arrangements: (i) the parties to the contract must actively participate in the joint operating activity and (ii) the joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful. Payments received from or made to a partner that are the result of a collaborative relationship with a partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction or increase to research and development expense, respectively.

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

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not that it will be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not that it will be sustained upon review by the tax authorities. The Company evaluates uncertain tax positions on a quarterly basis and adjust the liability for changes in facts and circumstances, such as new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, significant amendment to an existing tax law, or resolution of an examination. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determination is made. The resolution of its uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof and other factors. Although the Company does not anticipate significant changes to its uncertain income tax positions in the next 12 months, items outside of its control could cause its uncertain income tax positions to change in the future, which would be recorded in its statements of operations. Interest and/or penalties related to income tax matters are recognized as a component of income tax expense.

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

Net loss per share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Weighted-average number of common shares outstanding includes the weighted average effect of the pre-funded warrants issued in June 2023, as the exercise of which requires little or no consideration for the delivery of shares of common stock. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, restricted stock units, and ESPP (using the “treasury stock” method), the Notes (defined herein), Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock (using the “if-converted” method), unless their effect on net loss per share is antidilutive. Under the “if-converted” method, convertible instruments that are-in-the-money, are assumed to have been converted as of the beginning of the period or when issued, if later. Additionally, the effects of any interest expense and changes in fair value of any bifurcated derivatives shall be added back to the numerator of the diluted net loss per share calculation. Refer to Note 10. Net Loss per share for further details related to the calculation of net loss per share.

Recently Adopted Accounting Standards Updates

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Effective January 1, 2023, the Company adopted the provisions of ASU 2016-13. The adoption did not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

In August 2020, the FASB issued No. ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The ASU also simplifies the diluted earnings per share calculation in certain areas. The Company elected to adopt this standard on January 1, 2023 under the modified retrospective transition method. The adoption did not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). ASU 2022-04 requires the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. This guidance is effective for fiscal years beginning after December 15, 2022. We adopted this guidance as of January 1, 2023, on a prospective basis. The adoption of the standard only resulted in new disclosures and did not affect the Company’s recognition, measurement, or financial statement presentation of supplier finance program obligations on the consolidated financial statements. For additional information on the new disclosures, see Note 14. Notes Payable.

Recently issued accounting standards updates

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and by extending the disclosure requirements to entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the consolidated financial statements upon future adoption.

3. Property and equipment, net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Leasehold improvements	$146	$146
Furniture and fixtures	811	811
Computer equipment	665	665
Assets not yet placed in service	7	—
	1,629	1,622
Less: accumulated depreciation	(1,592)	(1,530)
Total property and equipment, net	$37	$92

The Company recorded approximately $0.1 million, $0.1 million, and $0.2 million in depreciation expense for the years ended December 31, 2023, 2022, and 2021, respectively.

4. Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2023	December 31, 2022

Accrued clinical trial expenses	$6,518	$4,281
Accrued contract manufacturing expenses	2,010	3,258
Accrued other research and development expenses	1,043	996
Accrued compensation and related benefits	4,796	3,844
Accrued professional fees	637	469
Accrued consulting fees	1,078	902
Accrued interest	316	192
Accrued commercialization costs	453	148
Accrued other	1,077	893
Total accrued expenses	$17,928	$14,983

5. Long-term debt

Oxford

On March 25, 2022 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford, as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (“OFCF III” and together with Oxford, the “Lenders”), pursuant to which the Lenders have agreed to lend the Company up to an aggregate principal amount of $150.0 million in a series of term loans (the “Term Loans”). On January 4, 2024, the Company amended the Loan Agreement to extend the date by which it may draw down the Term C Loan from March 31, 2024 to March 31, 2025.

Pursuant to the Loan Agreement, as amended, the Company received an initial Term Loan of $25.0 million on the Closing Date, and drew down the second term loan of $15.0 million (the “Term B Loan”) on March 22, 2023 and may borrow an additional $110.0 million of Term Loans at its option upon the satisfaction of certain conditions as follows:

i.	$25.0 million (the “Term C Loan”), when the Company has received accelerated or full approval from the FDA of avutometinib for the treatment of LGSOC (the “Term C Milestone”). The Company may draw the Term C Loan within 60 days after the occurrence the Term C Milestone, but no later than March 31, 2025.
ii.	$35.0 million (the “Term D Loan”), when the Company has achieved at least $50.0 million in gross product revenue calculated on a trailing six-month basis (the “Term D Milestone”). The Company may draw the Term D Loan within 30 days after the occurrence of the Term D Milestone, but no later than March 31, 2025.
iii.	$50.0 million (the “Term E Loan”), at the sole discretion of the Lenders.

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

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The Company determined that all features of the Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s assessment through December 31, 2023.

 The debt issuance costs and the Final Payment Fee have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the debt as of December 31, 2023, and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Principal loan balance	$40,000	$25,000
Final Payment Fee	661	225
Debt issuance costs, net of accretion	(575)	(699)
Long-term debt, net of discount	$40,086	$24,526

The following table sets forth total interest expense for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year ended December 31,
	2023	2022	2021
Contractual Interest	$3,472	$1,733	$773
Amortization of debt discount and issuance costs	230	179	9,199
Amortization of Final Payment Fee	437	225	—
Total	$4,139	$2,137	$9,972

As of December 31, 2023, future principal payments due are as follows (in thousands):

2024	—
2025	15,000
2026	20,000
2027	5,000
Total principal payments	$40,000

6. Leases

On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014 and it was scheduled to expire on September 30, 2019. Effective February 15, 2018, the Company amended its lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the Amended Lease Agreement). The Amended Lease Agreement extends the expiration date of the lease from September 2019 through June 2025. Pursuant to the Amended Lease Agreement, the initial annual base rent amount is approximately $0.7 million, which increases during the lease term to $1.1 million for the last 12-month period.

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

As of December 31, 2023, a right-of-use asset of $1.2 million and lease liability of $1.5 million are reflected on the consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Year ended December 31,
	2023	2022	2021
Lease Expense
Operating lease expense	$885	$885	$885
Total Lease Expense	$885	$885	$885
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$1,060	$1,039	$1,019

		December 31, 2023
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)		1.5
Weighted average discount rate		14.6%
Maturity Analysis
2024		1,081
2025		546
Total	$	1,627
Less: Present value discount		(156)
Lease Liability	$	1,471

7. Capital Stock

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

As of December 31, 2023 and 2022, the Company had reserved the following shares of common stock for the issuance of common stock for vested restricted stock units, the exercise of stock options, employee stock purchase plan, 2018 Notes, Series A Convertible Preferred Stock conversions to shares of common stock, the issuance and conversion of Series B Convertible Preferred Stock, and exercise of Pre-Funded Warrants (in thousands):

	December 31,
	2023	2022
Shares reserved under equity compensation plans	2,845	2,895
Shares reserved for inducement grants	810	327
Shares reserved for 2018 Notes	—	3
Shares reserved for ESPP	75	89
Shares reserved for Series A Convertible Preferred Stock	833	833
Shares reserved for Series B Convertible Preferred Stock	7,570	—
Shares reserved for Pre-Funded Warrants	1,539	—
Total shares reserved	13,672	4,147

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

Series B Convertible Preferred Stock

On January 24, 2023, the Company entered into a Securities Purchase Agreement (the “Series B Convertible Preferred Stock Securities Purchase Agreement”) with certain purchasers pursuant to which the Company agreed to sell and issue to the purchasers in a private placement (the “Private Placement”) up to 2,144,160 shares of its Series B convertible preferred stock, par value $0.0001 per share (the “Series B Convertible Preferred Stock”), in two tranches. On January 24, 2023, the Company filed the Certificate of Designation of the Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock Certificate of Designation”) setting forth the preferences, rights and limitations of the Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware. The Series B Convertible Preferred Stock Certificate of Designation became effective upon filing.

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

The Company classified the first tranche of the Series B Convertible Preferred Stock as temporary equity in the consolidated balance sheets as the Company could be required to redeem the Series B Convertible Preferred Stock if the Company cannot convert the Series B Convertible Preferred Stock into shares of common stock for any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company which is not solely in the control of the Company. If the Company were required to redeem the Series B Convertible Preferred Stock, it would be based upon the volume-weighted-average price of common stock on an as converted basis on the date the holders provided a conversion notice to the Company. As of December 31, 2023, the Company did not adjust the carrying value of the Series B Convertible Preferred Stock since it was not probable the holders would be unable to convert the Series B Convertible Preferred Stock into shares of common stock due to any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company.

The Company evaluated the Second Tranche Right under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and determined that it met the requirements for separate accounting from the initial issuance of Series B Convertible Preferred Stock as a freestanding financial instrument. The Company then determined the Second Tranche Right should be liability classified pursuant to ASC 480. As a result, the Company classified the Second Tranche Right as a non-current liability within the consolidated balance sheets and the Second Tranche Right was initially recorded at fair value and is subsequently re-measured at fair value at the end of each reporting period. The fair value of the Second Tranche Right on the date of issuance was determined to be $6.9 million based on a Monte-Carlo valuation and the Company allocated $6.9 million of the Series B Convertible Preferred Stock Proceeds to this liability and recorded this amount as preferred stock tranche liability. On December 31, 2023, the fair value of the Second Tranche Right was determined to be $4.2 million, and the Company recorded this amount as preferred stock tranche liability on the consolidated balance sheets. The Company recorded the mark-to-market adjustment of $2.8 million for the year ended December 31, 2023, under change in fair value of preferred stock tranche liability within the consolidated statements of operations and loss.

The Company determined that all other features of the securities offered pursuant to the Series B Convertible Preferred Stock Securities Purchase Agreement were clearly and closely associated with the equity host and did not require bifurcation or the fair value of the feature was immaterial to the Company's consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through December 31, 2023.

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

Each share of the Series A Convertible Preferred Stock is convertible into 0.833 shares of the Company’s common stock (as adjusted to account for the Reverse Stock Split) at the option of the holder at any time, subject to certain limitations, including that the holder will be prohibited from converting Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above the Conversion Blocker, initially set at 9.99%, of the total common stock then issued and outstanding immediately following the conversion of such shares of Preferred Stock. Holders of the Series A Convertible Preferred Stock are permitted to increase the Conversion Blocker to an amount not to exceed 19.99% upon 60 days’ notice.

Shares of Series A Convertible Preferred Stock generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series A Convertible Preferred Stock will be required to amend the terms of the Series A Convertible Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Convertible Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock. Holders of Series A Convertible Preferred Stock are entitled to receive when, as and if dividends are declared and paid on the common stock, an equivalent dividend, calculated on an as-converted basis. Shares of Series A Convertible Preferred Stock are otherwise not entitled to dividends.

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

At-the-market equity offering programs

In August 2021, the Company entered into a sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). During the years ended December 31, 2023, 2022, and 2021, the Company sold 0 shares, 1,964,448 shares and 244,209 shares, respectively, under the August 2021 ATM for net proceeds of approximately $0.0 million, $27.4 million and $6.8 million, respectively, (after deducting commissions and other offering expenses).

8. Stock-based compensation

Stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Research and development	$1,987	$1,766	$2,099
Selling, general and administrative	3,873	4,281	5,612
Total stock-based compensation expense	$5,860	$6,047	$7,711

All of the $5.9 million, $6.0 million, and $7.7 million of stock-based compensation expense recorded during the years ended December 31, 2023, 2022, and 2021, respectively, was recorded to additional paid-in capital.

The Company has awards outstanding under two equity compensation plans, the 2021 Equity Incentive Plan (the “2021 Plan”), and the Amended and Restated 2012 Incentive Plan (the “2012 Plan”), as well as the inducement award program. Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the individual plans.

2021 Plan

During 2021, the Company’s stockholders approved the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased making awards under the 2012 Plan. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2021 Plan was (i) 1,991,666 which is the sum of 1,104,177 shares plus the number of shares available for issuance under the 2012 Plan as of the date the Company’s Board of Directors approved the 2021 Plan (887,489 shares) plus (ii) the number of shares of the Company’s common stock underlying awards under the 2012 Plan and the 2010 Equity Incentive Plan (the “2010 Plan”) that expire, terminate or are surrendered without delivery of shares, are forfeited to or repurchased by the Company, or otherwise become available again for grant under the terms of the 2012 Plan or the 2010 Plan, as applicable.

As of December 31, 2023, under the 2021 Plan, the Company has granted stock options for 1,398,762 shares of common stock, of which 52,013 have been forfeited and 0 have been exercised, and granted RSUs for 269,349 shares of common stock, of which 18,594 have been forfeited and 80,367 have vested. As of December 31, 2023, 693,645 shares remain available for future issuance. The exercise price of each option has been equal to the closing price of a share of the Company’s common stock on the grant date.

2012 Plan

The 2012 Plan became effective immediately upon the closing of the Company’s initial public offering in February 2012. Upon effectiveness of the 2012 Plan, the Company ceased making awards under the 2010 Plan. The 2012 Plan initially allowed the Company to grant awards for up to 285,714 shares of common stock, plus the number of shares of common stock available for grant under the 2010 Plan as of the effectiveness of the 2012 Plan (which was an additional 2,508 shares), plus that number of shares of common stock related to awards outstanding under the 2010 Plan which terminate by expiration, forfeiture, cancellation or otherwise. The 2012 Plan included an “evergreen provision” that allowed for an annual increase in the number of shares of common stock available for issuance under the 2012 Plan. The annual increase was added on the first day of each year from 2013 through 2018 and was equal to the lesser of 107,412 shares of common stock and 4.0% of the number of shares of common stock outstanding, or a lesser amount as determined by the board of directors. On each of January 1, 2018, January 1, 2017 and January 1, 2016, the number of shares available for issuance under the 2012 Plan increased by 107,412 under this provision. On December 18, 2018, the shareholders of the Company approved the Amended and Restated 2012 Incentive Plan which increased the maximum number of shares available for issuance under the 2012 Plan to 1,385,702 and eliminated the evergreen provision. On May 19, 2020, the shareholders of the Company approved the Amended and Restated 2012 Incentive Plan which increased the maximum number of shares available for issuance by 1,083,333 shares.

Awards under the 2012 Plan may include the following award types: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, other stock-based or cash-based awards and any combination of the foregoing. As of December 31, 2023, under the 2012 Plan, the Company has granted stock options for 1,841,188 shares of common stock, of which 814,357 have been forfeited, 213,901 have expired, and 191,342 have been exercised, and granted RSUs for 556,432 shares of common stock, of which 87,458 have been forfeited and 455,878 have vested. The exercise price of each stock option has been equal to the closing price of a share of the Company’s common stock on the grant date. Upon adoption of the 2021 Plan, the Company ceased issuing awards from the 2012 Plan.

Inducement Award Program

In December 2014, the Company established an inducement award program (in accordance with Nasdaq Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase, and RSUs in respect of up to an aggregate of 62,500 shares of common stock to new or prospective employees as inducement to enter into employment with the Company. In December 2016, the Board of Directors authorized and reserved 48,333 additional shares of common stock under this program. In December 2017, the Board of Directors authorized and reserved 208,333 additional shares of common stock under this program. In June and December 2018, the Board of Directors authorized and reserved 141,666 and 104,166 additional shares of common stock under this program, respectively. In February 2020, the Board of Directors authorized the reduction of 169,447 shares available for issuance under this program. In September 2023, the Board of Directors authorized and reserved 500,000 additional shares of common stock under this program. The program is governed by the terms of the 2021 Plan, but shares issued pursuant to the program are not issued under the 2021 Plan. As of December 31, 2023, the Company had granted options for 825,562 shares of common stock under the program, of which 472,880 have been forfeited, 1,997 have expired and 48,663 have been exercised, and granted RSUs for 80,804 shares, of which 24,871 have been forfeited and 30,128 have vested. As of December 31, 2023, 482,667 shares remain available for future issuance.

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

A summary of the Company’s stock option activity and related information for the year ended December 31, 2023, is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	1,168,105	$33.63	7.1	$18
Granted	1,177,750	7.98
Forfeited/cancelled	(62,831)	35.38
Expired	(12,665)	117.12
Outstanding at December 31, 2023	2,270,359	$19.81	7.8	$559
Vested at December 31, 2023	876,016	$33.39	5.8	$138

The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2023	2022	2021
Risk-free interest rate	3.77%	3.13%	1.15%
Volatility	92%	88%	89%
Dividend yield	—	—	—
Expected term (years)	6.1	5.8	6.0

The Company recorded stock-based compensation expense associated with employee and non-employee stock options of $4.2 million, $4.2 million, and $4.1 million, for the years ended December 31, 2023, 2022, and 2021, respectively. The weighted-average grant date fair value of stock options granted in the years ended December 31, 2023, 2022, and 2021 was $6.16, $8.28, and $21.84 per stock option, respectively. The fair value of stock options that vested during the years ended December 31, 2023, 2022, and 2021 was $3.1 million, $4.4 million, and $3.8 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2023, 2022, and 2021 was $0.0 million, less than $0.1 million, and $0.8 million, respectively.

At December 31, 2023 there was $9.2 million of total unrecognized compensation cost related to unvested stock options and the Company expects to recognize this cost over a remaining weighted-average period of 2.6 years.

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

A summary of RSU activity during the year ended December 31, 2023, is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2022	172,909	$25.82
Granted	108,058	$10.15
Vested	(66,201)	$25.45
Forfeited/cancelled	(5,477)	$17.96
Outstanding at December 31, 2023	209,289	$18.05

The Company recorded stock-based compensation expense associated with employee and non-employee RSUs of $1.6 million, $1.8 million, and $3.5 million, for the years ended December 31, 2023, 2022, and 2021, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2023, 2022, and 2021 was approximately $1.7 million, $2.3 million, and $3.7 million, respectively.

At December 31, 2023, there was $3.1 million of total unrecognized compensation cost related to unvested RSUs and the Company expects to recognize this cost over a remaining weighted-average period of 2.1 years.

Employee stock purchase plan

At the Special Meeting of Stockholders, held on December 18, 2018, the stockholders approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”). On June 21, 2019, the board of directors of the Company amended and restated the 2018 ESPP, to account for certain non-material changes to the plan’s administration (the “Amended and Restated 2018 ESPP”). The Amended and Restated 2018 ESPP provides eligible employees with the opportunity, through regular payroll deductions, to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the common stock (a) on the date the option is granted, which is the first day of the purchase period, and (b) on the exercise date, which is the last business day of the purchase period. The Amended and Restated 2018 ESPP generally allows for two six-month purchase periods per year beginning in January and July, or such other periods as determined by the compensation committee of the Company’s board of directors. The Company has reserved 166,666 shares of common stock for the administration of the Amended and Restated 2018 ESPP. The fair value of shares expected to be purchased under the Amended and Restated 2018 ESPP was calculated using the Black-Scholes model with the following weighted-average assumptions:

	Year ended December 31,
	2023	2022	2021
Risk-free interest rate	5.16%	1.56%	0.07%
Volatility	126%	77%	68%
Dividend yield	—	—	—
Expected term (years)	0.5	0.5	0.5

For the years ended December 31, 2023, 2022, and 2021, the Company has recognized less than $0.1 million, $0.1 million, and $0.1 million, respectively, of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the year ended December 31, 2023, 2022, and 2021, the Company issued 14,270 shares, 10,194 shares and 9,172 shares, respectively, of common stock for proceeds of $0.1 million, $0.2 million and $0.2 million, respectively under the Amended and Restated 2018 ESPP.

9. Convertible Senior Notes

2018 Notes

On October 17, 2018, the Company closed a registered direct public offering of $150.0 million aggregate principal amount of the Company’s 2018 Notes for net proceeds of approximately $145.3 million. The 2018 Notes were governed by the terms of a base indenture for senior debt securities (the “2018 Base Indenture”), as supplemented by the first supplemental indenture thereto (the “Supplemental Indenture” and together with the “2018 Base Indenture”, the “2018 Indenture”), each dated October 17, 2018, by and between the Company and Wilmington Trust, National Association, (“Wilmington”) as trustee. The 2018 Notes were senior unsecured obligations of the Company and bore interest at a rate of 5.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2019. The 2018 Notes will mature on November 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms.

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

The Company determined that the expected life of the 2018 Notes was equal to the period through November 1, 2023, as this represents the point at which the 2018 Notes were initially subject to repurchase by the Company at the option of the holders.

In the fourth quarter of 2023, the Company repaid the remaining outstanding balance of 2018 Notes of $0.3 million in exchange for principal amount plus accrued and unpaid interest of a total of $0.3 million. As a result there are no outstanding 2018 Notes as of December 31, 2023.

The components of the carrying value of the 2018 Notes as of December 31, 2022 are detailed below (in thousands):

December 31, 2022
2018 Notes principal balance	$300
Debt discount and issuance costs, net of accretion	(25)
2018 Notes, net	$275

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

On July 16, 2021, the aggregate principal of $28.0 million of 2020 Notes was converted into 717,949 shares of common stock. As a result, as of September 30, 2021, all 2020 Notes have converted into shares of common stock. Upon conversion of the 2020 Notes, holders received a cash payment equal to the accrued and unpaid interest on the converted 2020 Notes. Pursuant to ASC 815-15-40-1, upon conversion, the Company recorded the remaining discount on the 2020 Notes of $7.8 million as interest expense in the statements of operations and comprehensive loss during the year ended December 31, 2021.

All Notes

The Company determined that the expected life of the Notes was equal to the period through November 1, 2023, as this represents the point at which the Notes were initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount, inclusive of the fair value of the embedded conversion feature derivative at issuance and change in fair value of conversion options upon exchanges, was amortized using the effective interest method through November 1, 2023. The effective interest utilized to amortize 2018 Notes and 2020 Notes was 15.65% and 20.31%, respectively. For the year ended December 31, 2023, the Company recognized less than $0.1 million of interest expense related to the 2018 Notes.

10. Net Loss per Share

ASC Topic 260, Earnings Per Share, requires the Company to calculate its net loss per share based on basic and diluted net loss per share, as defined. Basic EPS excludes dilution and is computed by dividing net loss by the weighted average number of shares outstanding for the period. For the years ended December 31, 2023, 2022, and 2021 net loss, basic and diluted EPS are the same as the assumed exercise of stock options, RSUs, ESPP, the 2018 Notes, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2023	2022	2021
Outstanding stock options	2,270,359	1,168,105	1,355,220
Outstanding restricted stock units	209,289	172,909	233,710
2018 Notes	—	3,489	3,489
Employee stock purchase plan	7,475	6,874	4,803
Series A Convertible Preferred Stock	833,333	833,333	—
Series B Convertible Preferred Stock	4,236,570	—	—
Total potentially dilutive securities	7,557,026	2,184,710	1,597,222

11. Income Taxes

As of December 31, 2023, the Company had federal and state NOL carryforwards of approximately $473.6 million and $189.0 million, respectively, which are available to reduce future taxable income. The Company also had federal and state tax credits of $9.5 million and $2.2 million, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2043, except for $277.9 million of federal NOL carryforwards which may be carried forward indefinitely.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	December 31,
	2023	2022
Income tax benefit using U.S. federal statutory rate	21.00%	21.00%
State tax benefit, net of federal benefit	2.82%	2.15%
Research and development tax credits	4.41%	2.81%
Stock-based compensation	(0.98)%	(2.17)%
Permanent items	0.44%	(0.08)%
Change in the valuation allowance	(21.17)%	(21.41)%
Tax law change	(4.31)%	—%
NOL and tax credit expiration under Section 382	(2.07)%	(2.26)%
Other	(0.14)%	(0.04)%
	—%	—%

On October 4, 2023, Massachusetts enacted tax law changes which included the adoption of a single sales apportionment factor effective on January 1, 2025. As required under ASC 740, the Company has accounted for the deferred tax impacts of this tax law change in the period the tax law was enacted, which has the impact of reducing its state deferred tax assets. The impact of the tax law change is offset by a change in valuation allowance.

The principal components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$110,152	$103,243
Capitalized research and development	20,356	11,621
Research and development credits	11,192	7,107
Stock-based compensation	3,340	3,450
Installment sale	6,909	7,768
Lease liability	311	538
Other deferred tax assets	346	587
Total deferred tax assets	152,606	134,314
Deferred tax liabilities:
Right-of-use asset	(248)	(425)
Debt discount	—	(4)
Other deferred tax liability	—	(29)
Total deferred tax liabilities	(248)	(458)
Net deferred tax asset prior to valuation allowance	152,358	133,856
Valuation allowance	(152,358)	(133,856)
Net deferred tax asset	$—	$—

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and development (“R&D”) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during 2022. The Company will amortize these costs for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S.

The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2023 and 2022 because the Company’s management believes that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of approximately $18.5 million in the year ended December 31, 2023, primarily relates to the capitalization of research and development expenses, the generation of NOLs and R&D credits.

Section 382 of the Internal Revenue Code and similar provisions under state law limit the utilization of U.S. NOL carryforwards, state NOL carryforwards, R&D credits, and Orphan Drug (“OD”) credits following certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. Based on the Company’s analysis under Section 382, the Company believes that its federal NOL carryforwards, its state NOL carryforwards, R&D credits, and OD credits are limited by Section 382 and similar provisions under state law as of December 31, 2023. The portion of federal NOL carryforwards, state NOL carryforwards, R&D credits, and OD credits that were determined to be limited have been written off as of December 31, 2023. The remaining unused carryforwards and credits remain available for future periods. Due the Company’s full valuation allowance the write off of NOL carryforwards and R&D and OD credits did not have any impact to the statements of operation and comprehensive loss.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. From inception and through December 31, 2023, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not conducted a study of R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

12. Commitments and contingencies

The Company entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts. Please refer to Note 6. Leases for further details regarding the minimum aggregate future lease commitments as of December 31, 2023. In conjunction with the execution of the Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of December 31, 2023, and 2022. The amount is included in non-current restricted cash on the consolidated balance sheets as of December 31, 2023, and 2022.

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

13. License, collaboration and commercial agreements

GenFleet Therapeutics (Shanghai), Inc.

On August 24, 2023, the Company entered into a collaboration and option agreement (“GenFleet Agreement”) with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”), pursuant to which GenFleet granted the Company the option to obtain exclusive development and commercialization rights worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (the “Territory”) for up to three oncology programs targeting RAS pathway driven cancers (the “GenFleet Options”). The Company may exercise its GenFleet Options on a program-by-program basis.

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

During the year ended December 31, 2023, the Company expensed $2.0 million related to the upfront payment and $0.2 million related to the GenFleet R&D Support Fee within research and development expense in the consolidated statements of operations and comprehensive loss. The future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved. If the Company elects to exercise its GenFleet Options, the related payment will be recognized if and when each respective GenFleet Option is elected.

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

The Company determined less than $0.1 million of future potential royalties the Company expects to receive pursuant to the Secura APA were not constrained as of December 31, 2023. When estimating the amount of royalties to be received that were not constrained, the Company used the expected value method as there are a range of possible outcomes. When estimating royalties expected to be received, the Company used a combination of internal projections and forecasts and data from external sources. The Company determined that all other future potential royalties were constrained under the guidance as of December 31, 2023. As part of the Company’s evaluation of the constraint on future royalties, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in royalty payments. Those factors include: the likelihood and magnitude of revenue reversals related to future royalties, the amount of variable consideration is highly susceptible to factors outside of the Company’s influence, the amount of time to resolve the uncertainty, and lack of significant history of selling COPIKTRA outside of the United States.

As the consideration for future royalties is conditional, the Company recorded a corresponding contract asset for the expected future royalties. Portions of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional. As of December 31, 2023, and 2022, the contract asset has been recorded within prepaid and other current assets on the consolidated balance sheets.

The following table presents changes in the Company’s contract asset for the year ended December 31, 2023 (in thousands):

Contract Asset:	December 31, 2022	Additions	Reclassification to receivable	December 31, 2023
Contract asset - Secura	$96	$—	$(54)	$42
Total	$96	$—	$(54)	$42

During the year ended December 31, 2023, the Company determined all future potential milestones were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of December 31, 2023. As part of the Company’s evaluation of the constraint, the Company considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for an extended period of time. All future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

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

14. Notes Payable

In February 2023, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1.4 million, which accrues interest at 7.4% per annum, to fund a portion of the Company’s insurance policies. The Company is required to make monthly payments of $0.1 million through October 2023 including principal and interest. The agreement assigns AFCO a security interest in (i) all unearned premiums and dividends which may become payable under the insurance policies financed pursuant to this agreement, (ii) loss payments which reduce the unearned premiums, and (iii) the Company’s interest in any state insurance guarantee fund related to any of the insurance policies financed pursuant to this agreement. The outstanding balance at December 31, 2023 was $0.0 million.

15. Employee benefit plan

In June 2011, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre-tax or post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of approximately $0.8 million in each of the years ended December 31, 2023, 2022, and 2021.

16. Subsequent events

The Company reviews all activity subsequent to year end but prior to the issuance of the consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the consolidated balance sheet date. The Company is not aware of any material subsequent events other than the following:

Oxford Loan Agreement

On January 4, 2024, the Company amended its Loan Agreement to extend the outside date for the period during which the Company may draw the Term C Loan from March 31, 2024, to March 31, 2025. Refer to Note 5. Long-term debt for additional details on the Loan Agreement.

Option Exchange

On January 17, 2024, the Company’s stockholders, upon recommendation of the board of directors, approved a one-time stock option exchange program (the “Option Exchange Program”) for certain employees, executive officers and non-employee directors of the Company who held certain underwater options and remained employed or otherwise engaged by the Company through the completion of the Exchange Offer. The Company’s offer to participate in the Option Exchange Program commenced on February 8, 2024, and expired on March 8, 2024 (the “Exchange Offer”). Pursuant to the Exchange Offer, 42 eligible holders elected to exchange, and the Company accepted for cancellation, eligible options to purchase an aggregate of 603,330 shares of the Company’s common stock. On March 11, 2024, promptly following the expiration of the Exchange Offer, the Company granted new options to purchase 603,330 shares of common stock, pursuant to the terms of the Exchange Offer and the 2021 Plan. The exercise price of the new options granted pursuant to the Option Exchange Offer was $11.44 per share, which was the closing price of the common stock on the Nasdaq Capital Market on the grant date of the new options.

The stock option exchange is considered a modification of those options exchanged. The incremental compensation expense will be measured as the excess, if any, of the fair value of each new option granted measured as of the date the new options are granted, over the fair value of the eligible options surrendered, measured immediately prior to the grant of the new options. This incremental compensation expense will be recognized ratably over the remaining requisite service period of the new options subject to continued employment or service with the Company. Unrecognized compensation cost associated with stock options surrendered will be recognized in future periods subject to continued employment or service with the Company. The Company is continuing to evaluate the incremental compensation cost associated with the Option Exchange Program.