Form 10-Q
period 2024-03-31
Verastem, Inc.
filed 2024-05-09
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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

As of May 8, 2024 there were 25,325,551 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, including our ability to continue as a going concern through one year from the date of the financial statements for the quarter ended March 31, 2024, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements relate to, among other things, the development and activity of our programs and product candidates, avutometinib (rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) program) and defactinib (focal adhesion kinase (“FAK”) program), the structure of our planned and pending clinical trials, the potential clinical value of our clinical trials, and the timeline and indications for clinical development, regulatory submissions and commercialization of activities. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the success in the development and potential commercialization of our product candidates, including avutometinib in combination with other compounds, including defactinib, LUMAKRAS® and others; the uncertainties inherent in research and development, such as negative or unexpected results of clinical trials, the occurrence or timing of applications for our product candidates that may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve any such applications that may be filed for our product candidates, and, if approved, whether our product candidates will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding trial design, labeling and other matters that could affect the timing, availability or commercial potential of our product candidates; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that third- party payors (including government agencies) may not reimburse; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that our product candidates will cause adverse safety events and/or unexpected concerns may arise from additional data or analysis, or result in unmanageable safety profiles as compared to their levels of efficacy; that our product candidates may experience manufacturing or supply interruptions or failures; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for our product candidates; that we will be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned, including as a result of conducting additional studies; that we may not have sufficient cash to fund our contemplated operations; that we may not attract and retain high quality personnel; that we or Chugai Pharmaceutical, Co. Ltd. (“Chugai”) will fail to fully perform under the avutometinib license agreement; that our target market for our product candidates might be smaller than we are presently estimating; that Secura Bio, Inc. (“Secura”) will fail to fully perform under the asset purchase agreement with Secura, including in relation to milestone payments; that we will not see a return on investment on the payments we have and may continue to make pursuant to the collaboration and option agreement with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”) or that Genfleet will fail to fully perform under the agreement; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$81,316	$77,909
Short-term investments	28,809	59,220
Grant receivable	226	—
Prepaid expenses and other current assets	7,323	6,553
Total current assets	117,674	143,682
Property and equipment, net	52	37
Right-of-use asset, net	997	1,171
Restricted cash	241	241
Other assets	4,575	4,587
Total assets	$123,539	$149,718
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$7,449	$7,184
Accrued expenses	17,384	17,928
Note Payable	911	—
Deferred liabilities	—	327
Lease liability, short-term	981	941
Total current liabilities	26,725	26,380
Non-current liabilities:
Long-term debt	40,123	40,086
Lease liability, long-term	270	530
Preferred stock tranche liability	10,200	4,189
Total liabilities	77,318	71,185
Convertible preferred stock:
Series B Convertible Preferred Stock, $0.0001 par value; 2,144 shares designated at March 31, 2024 and December 31, 2023; 1,200 shares issued and outstanding at March 31, 2024 and December 31, 2023	21,159	21,159
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 5,000 shares authorized:
Series A Convertible Preferred Stock, $0.0001 par value; 1,000 shares designated, 1,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 25,308 and 25,281 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	883,816	882,248
Accumulated other comprehensive income/ (loss)	(4)	13
Accumulated deficit	(858,753)	(824,890)
Total stockholders’ equity	25,062	57,374
Total liabilities, convertible preferred stock and stockholders’ equity	$123,539	$149,718

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2024	2023
Operating expenses:
Research and development	$17,707	$12,015
Selling, general and administrative	10,352	7,329
Total operating expenses	28,059	19,344
Loss from operations	(28,059)	(19,344)
Other expense	(30)	(7)
Interest income	1,367	976
Interest expense	(1,130)	(769)
Change in fair value of preferred stock tranche liability	(6,011)	3,430
Net loss	$(33,863)	$(15,714)
Net loss per share—basic and diluted	$(1.26)	$(0.94)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	26,832	16,723

Net loss	$(33,863)	$(15,714)
Unrealized gain (loss) on available-for-sale securities	(17)	6
Comprehensive loss	$(33,880)	$(15,708)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

								Accumulated
							Additional	other		Total
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2023	1,200,000	$21,159	1,000,000	$—	25,281,150	$3	$882,248	$13	$(824,890)	$57,374
Net loss	—	—	—	—	—	—	—	—	(33,863)	(33,863)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(17)	—	(17)
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	14,444	—	—	—	—	—
Issuance of common stock resulting from exercise of stock options	—	—	—	—	4,600	—	36	—	—	36
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	7,475	—	49	—	—	49
Stock-based compensation expense	—	—	—	—	—	—	1,483	—	—	1,483
Balance at March 31, 2024	1,200,000	$21,159	1,000,000	$—	25,307,669	$3	$883,816	$(4)	$(858,753)	$25,062

								Accumulated
								other
							Additional	comprehensive		Total
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2022	—	$—	1,000,000	$—	16,711,761	$2	$784,912	$—	$(737,523)	$47,391
Net loss	—	—	—	—	—	—	—	—	(15,714)	(15,714)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	6	—	6
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	17,658	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,313	—	—	1,313
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	6,874	—	29	—	—	29
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $1,901 and preferred stock tranche liability of $6,940	1,200,000	21,159	—	—	—	—	—	—	—	—
Balance at March 31, 2023	1,200,000	$21,159	1,000,000	$—	16,736,293	$2	$786,254	$6	$(753,237)	$33,025

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2024	2023
Operating activities
Net loss	$(33,863)	$(15,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	30
Amortization of right-of-use asset and lease liability	(46)	(41)
Stock-based compensation expense	1,483	1,313
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	(419)	(36)
Change in fair value of preferred stock tranche liability	6,011	(3,430)
Changes in operating assets and liabilities:
Accounts receivable, net	—	31
Grant receivable	(226)	—
Prepaid expenses, other current assets and other assets	(647)	(2,089)
Accounts payable	265	2
Accrued expenses and other liabilities	(544)	(1,045)
Deferred liabilities	(327)	693
Net cash used in operating activities	(28,307)	(20,286)
Investing activities
Purchases of property and equipment	(21)	—
Purchases of investments	—	(13,804)
Maturities of investments	31,000	13,000
Net cash provided by (used in) investing activities	30,979	(804)
Financing activities
Proceeds from issuance of Series B Convertible Preferred Stock, net	—	28,099
Proceeds from long-term debt, net	—	14,918
Fees paid to Lenders for Loan Agreement amendment	(150)	—
Proceeds from insurance premium financing	1,298	1,430
Payments on insurance premium financing	(387)	(426)
Proceeds from the exercise of stock options and employee stock purchase program	85	29
Net cash provided by financing activities	846	44,050
Increase in cash, cash equivalents and restricted cash	3,518	22,960
Cash, cash equivalents and restricted cash at beginning of period	79,076	75,789
Cash, cash equivalents and restricted cash at end of period	$82,594	$98,749
Supplemental disclosure of non-cash investing and financing activities
Issuance of preferred stock tranche liability	—	6,940
Purchases of property and equipment included in accounts payable and accrued expenses	7	—

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the “Company”) is a late-stage development biopharmaceutical company, with an ongoing registration directed trial, committed to advancing new medicines for people diagnosed with cancer. The Company’s pipeline is focused on ras sarcoma (“RAS”)/ mitogen activated pathway kinase (“MAPK”) driven cancers, specifically on novel drug candidates that inhibit signaling pathways critical to cancer cell survival and tumor growth, particularly RAF/ MEK inhibition and FAK inhibition.

The Company’s most advanced product candidates, avutometinib and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, but not limited to low-grade serous ovarian cancer (“LGSOC”), non-small cell lung cancer (“NSCLC”), pancreatic cancer, colorectal cancer (“CRC”), and thyroid. The Company believes that avutometinib may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other pathway inhibitors or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

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

As of March 31, 2024, the Company had cash, cash equivalents, and investments of $110.1 million. In accordance with applicable accounting standards, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of the issuance of these condensed consolidated financial statements. The Company anticipates operating losses may continue for the foreseeable future since the Company does not yet have regulatory approval to sell any of its product candidates, and the Company continues to incur operating costs to execute its strategic plan, including costs related to research and development of its product candidates and commercial readiness activities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for 12 months after the date the condensed consolidated financial statements are issued.

The Company expects to finance its operations with its existing cash, cash equivalents and investments, through potential future milestones and royalties received pursuant to the asset purchase agreement dated August 10, 2020, between the Company and Secura (the “Secura APA”), through the loan and security agreement with Oxford Finance LLC (“Oxford”), or through other strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, given the risks associated with these potential strategic or financing opportunities, they are not deemed probable for purposes of the going concern assessment. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the U.S. Food & Drug Administration (the “FDA”) or foreign regulatory authorities.  Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has retroactively restated the share and per share amounts in the unaudited condensed consolidated financial statements for the three months ended March 31, 2023, to give retroactive effect to the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and number of shares of common stock issuable under all outstanding stock options, convertible notes and preferred stock. In addition, proportionate adjustments have been made to the number of shares of common stock issuable upon vesting of the restricted stock units and the number of shares of common stock reserved for the Company’s equity incentive compensation plans. The condensed consolidated statements of convertible preferred stock and stockholders’ equity reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split for the three months ended March 31, 2023.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 14, 2024.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently issued accounting standards updates

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and by extending the disclosure requirements to entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on the Company’s condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its condensed consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the condensed consolidated financial statements upon future adoption.

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of March 31, 2024, the Company’s cash, cash equivalents and investments were deposited at four financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Proceeds from Grants

In May 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is supporting a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 trial is evaluating whether combining avutometinib (to target mutant Kirsten rat sarcoma viral oncogene homolog (“KRAS”), which is found in more than 90% of pancreatic adenocarcinomas, and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with such pancreatic cancers. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the Company recognizes as expenses the related costs for which the grants are intended to compensate. Eligible expenses incurred in excess of grant payments received up to the total amount of the PanCAN Grant are recorded as a grant receivable. Through March 31, 2024, the Company has received $3.5 million of cash proceeds which was initially recorded as deferred liabilities on the balance sheet. The Company recorded $1.4 million and $0.1 million of the proceeds as a reduction of research and development expense during the three months ended March 31, 2024, and March 31, 2023, respectively. As of March 31, 2024, the company recorded $0.2 million as a grant receivable related to the PanCAN Grants in the condensed consolidated balance sheet. As of December 31, 2023, the Company recorded $0.3 million as deferred liabilities related to the PanCAN Grant in the condensed consolidated balance sheet.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$81,316	$77,909
Restricted cash	1,278	1,167
Total cash, cash equivalents and restricted cash	$82,594	$79,076

Amounts included in restricted cash as of March 31, 2024, and December 31, 2023 represent (i) cash received pursuant to the PanCAN Grant restricted for future expenditures for specific research and development activities of $1.0 million and $0.9 million, respectively, and (ii) cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. Cash received pursuant to the PanCAN Grant is included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2024, and December 31, 2023. The letters of credit are included in non-current restricted cash on the condensed consolidated balance sheets as of March 31, 2024, and December 31, 2023.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$46,680	46,680	—	—
Short-term investments	28,809	—	28,809	—
Total financial assets	$75,489	$46,680	$28,809	$—
Preferred stock tranche liability	$10,200	$—	$—	$10,200

	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$46,093	$46,093	$—	$—
Short-term investments	59,220	5,992	53,228	—
Total financial assets	$105,313	$52,085	$53,228	$—
Preferred stock tranche liability	$4,189	$—	$—	$4,189

The Company’s cash equivalents and short-term investments consist of U.S. Government money market funds, corporate bonds, agency bonds and commercial paper of publicly traded companies. The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2024 or December 31, 2023.

A preferred stock tranche liability was recorded as a result of the entry into the Securities Purchase Agreement (defined herein) (see Note 10. Capital Stock). The fair value measurement of the preferred stock tranche liability is classified as Level 3 under the fair value hierarchy. The fair value of the preferred stock tranche liability was determined using a Monte-Carlo simulation. The inputs to the Monte-Carlo include the risk-free rate, stock price volatility, expected dividends and remaining term. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

Below are the inputs used to value the preferred stock tranche liability at March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Risk-free interest rate	5.44-5.49%	5.13-5.52%
Volatility	75%	75%
Dividend yield	—	—
Remaining term (years)	0.3	0.6

The following table represents a reconciliation of the preferred stock right liability recorded in connection with the entry into the Securities Purchase Agreement (in thousands):

January 1, 2024	$4,189
Fair value adjustment	6,011
March 31, 2024	$10,200

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt was determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the condensed consolidated balance sheet dates. The Company estimates that the fair value of its long-term debt was approximately $39.9 million as of March 31, 2024, which differs from the carrying value of $40.1 million. The Company estimates that the fair value of its long-term debt was approximately $39.6 million as of December 31, 2023, which differs from the carrying value of $40.1 million. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$82,594	$—	$—	$82,594
Total cash, cash equivalents & restricted cash:	$82,594	$—	$—	$82,594
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$28,813	$	$(4)	$28,809
Total investments	$28,813	$—	$(4)	$28,809
Total cash, cash equivalents, restricted cash and investments	$111,407	$—	$(4)	$111,403

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$79,076	$—	$—	$79,076
Total cash, cash equivalents & restricted cash:	$79,076	$—	$—	$79,076
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$59,208	$13	(1)	$59,220
Total investments	$59,208	$13	$(1)	$59,220
Total cash, cash equivalents, restricted cash and investments	$138,284	$13	$(1)	$138,296

There were no realized gains or losses on investments for the three months ended March 31, 2024, or 2023. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's investments. Accrued interest receivable of $0.1 million is presented within prepaid expenses and other current assets on the condensed consolidated balance sheets at each March 31, 2024 and December 31, 2023. There were eight debt securities in an unrealized loss position as of March 31, 2024. There were two debt securities in an unrealized loss position as of December 31, 2023. None of these investments had been in an unrealized loss position for more than 12 months as of March 31, 2024 and December 31, 2023. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions and not credit related. At both March 31, 2024 and December 31, 2023, the Company had the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its investments as of March 31, 2024 and December 31, 2023.

The following is a summary of available-for-sale securities with unrealized losses for less than 12 months as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$28,809	$(4)	$8,896	$(1)
Total available-for-sale securities in an unrealized loss position	$28,809	$(4)	$8,896	$(1)

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Accrued clinical trial expenses	$7,319	$6,518
Accrued contract manufacturing expenses	2,384	2,010
Accrued other research and development expenses	1,276	1,043
Accrued compensation and related benefits	2,531	4,796
Accrued professional fees	889	637
Accrued consulting fees	1,544	1,078
Accrued interest	316	316
Accrued commercialization costs	437	453
Accrued other	688	1,077
Total accrued expenses	$17,384	$17,928

7. Debt

On March 25, 2022 (the “Closing Date”), the Company entered into a loan and security agreement (the “Original Loan Agreement”) with Oxford, as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (“OFCF III” and together with Oxford, the “Lenders”), pursuant to which the Lenders have agreed to lend the Company up to an aggregate principal amount of $150.0 million in a series of term loans (the “Term Loans”). On January 4, 2024, the Company amended the Original Loan Agreement (as amended, the “Loan Agreement”) to extend the date by which it may draw down the Term C Loan from March 31, 2024, to March 31, 2025.

Pursuant to the Loan Agreement, the Company received an initial Term Loan of $25.0 million on the Closing Date, and drew down the second term loan of $15.0 million (the “Term B Loan”) on March 22, 2023, and may borrow an additional $110.0 million of Term Loans at its option upon the satisfaction of certain conditions as follows:

i.	$25.0 million (the “Term C Loan”), when the Company has received accelerated or full approval from the FDA of avutometinib for the treatment of LGSOC (the “Term C Milestone”). The Company may draw the Term C Loan within 60 days after the occurrence of the Term C Milestone, but no later than March 31, 2025.
ii.	$35.0 million (the “Term D Loan”), when the Company has achieved at least $50.0 million in gross product revenue calculated on a trailing six-month basis (the “Term D Milestone”). The Company may draw the Term D Loan within 30 days after the occurrence of the Term D Milestone, but no later than March 31, 2025.
iii.	$50.0 million (the “Term E Loan”), at the sole discretion of the Lenders.

The Term Loans bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Interest is payable monthly in arrears on the first calendar day of each calendar month. As a result of the Term B Loan drawdown, beginning (i) April 1, 2025, or (ii) April 1, 2026, if either (A) avutometinib has received FDA approval for the treatment of LGSOC or (B) COPIKTRA has received FDA approval for the treatment of peripheral T-cell lymphoma, the Company shall repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on March 1, 2027.

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

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The Company determined that all features of the Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s assessment through March 31, 2024.

 The debt issuance costs and the Final Payment Fee have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the debt as of March 31, 2024, and December 31, 2023, are detailed below (in thousands):

	March 31, 2024	December 31, 2023
Principal loan balance	$40,000	$40,000
Final Payment Fee	782	661
Debt issuance costs, net of accretion	(659)	(575)
Long-term debt, net of discount	$40,123	$40,086

The following table sets forth total interest expense for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Contractual Interest	$943	$632
Amortization of debt discount and issuance costs	66	58
Amortization of Final Payment Fee	121	79
Total	$1,130	$769

As of March 31, 2024, future principal payments due are as follows (in thousands):

2024	—
2025	15,000
2026	20,000
2027	5,000
Total principal payments	$40,000

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

As of March 31, 2024, a right-of-use asset of $1.0 million and lease liability of $1.3 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended March 31,
	2024	2023
Lease Expense
Operating lease expense	$221	$221
Total Lease Expense	$221	$221
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$268	$262

		March 31, 2024
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)		1.2
Weighted average discount rate		14.6%
Maturity Analysis
2024		813
2025		546
Total	$	1,359
Less: Present value discount		(108)
Lease Liability	$	1,251

9. Notes Payable

In February 2024, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1.3 million, which accrues interest at 8.3% per annum, to fund a portion of the Company’s insurance policies. The Company is required to make monthly payments of $0.1 million through October 2024 including principal and interest. The agreement assigns AFCO a security interest in (i) all unearned premiums and dividends which may become payable under the insurance policies financed pursuant to this agreement, (ii) loss payments which reduce the unearned premiums, and (iii) the Company’s interest in any state insurance guarantee fund related to any of the insurance policies financed pursuant to this agreement. The outstanding balance at March 31, 2024 was $0.9 million recorded as note payable on the condensed consolidated balance sheets.

10. Capital stock

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

Each Pre-Funded Warrant has an exercise price equal to $0.001 per share of common stock. The exercise price and the number of shares of common stock issuable upon exercise of each Pre-Funded Warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The Pre-Funded Warrants are exercisable as of June 21, 2023, do not expire and are exercisable in cash or by means of a cashless exercise. In addition, upon the consummation of an acquisition (as described in the Pre-Funded Warrant agreements), each Pre-Funded Warrant will automatically be converted into the right of the holder of such Pre-Funded Warrant to receive the kind and amount of securities, cash or other property that such holders would have received had they exercised such Pre-Funded Warrant immediately prior to such acquisition, without regard to any limitations on exercise contained in the Pre-Funded Warrants.

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

The Company classified the first tranche of the Series B Convertible Preferred Stock as temporary equity in the condensed consolidated balance sheets as the Company could be required to redeem the Series B Convertible Preferred Stock if the Company cannot convert the Series B Convertible Preferred Stock into shares of common stock for any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company which is not solely in the control of the Company. If the Company were required to redeem the Series B Convertible Preferred Stock, it would be based upon the volume-weighted-average price of common stock on an as converted basis on the date the holders provided a conversion notice to the Company. As of March 31, 2024, the Company did not adjust the carrying value of the Series B Convertible Preferred Stock since it was not probable the holders would be unable to convert the Series B Convertible Preferred Stock into shares of common stock due to any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company.

The Company evaluated the Second Tranche Right under Accounting Standard Codification 480, Distinguishing Liabilities from Equity (“ASC 480”) and determined that it met the requirements for separate accounting from the initial issuance of Series B Convertible Preferred Stock as a freestanding financial instrument. The Company then determined the Second Tranche Right should be liability classified pursuant to ASC 480. As a result, the Company classified the Second Tranche Right as a non-current liability within the condensed consolidated balance sheets and the Second Tranche Right was initially recorded at fair value and is subsequently re-measured at fair value at the end of each reporting period. The fair value of the Second Tranche Right on the date of issuance was determined to be $6.9 million based on a Monte-Carlo valuation and the Company allocated $6.9 million of the Series B Convertible Preferred Stock Proceeds to this liability and recorded this amount as preferred stock tranche liability. On March 31, 2024 and December 31, 2023, the fair value of the Second Tranche Right was determined to be $10.2 million, and $4.2 million, respectively, and the Company recorded this amount as preferred stock tranche liability on the condensed consolidated balance sheets. The Company recorded the mark-to-market adjustment of $6.0 million expense and $3.4 million income for the three months ended March 31, 2024 and 2023, respectively, under change in fair value of preferred stock tranche liability within the condensed consolidated statements of operations and loss.

The Company determined that all other features of the securities offered pursuant to the Securities Purchase Agreement were clearly and closely associated with the equity host and did not require bifurcation or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through March 31, 2024.

Series A Convertible Preferred Stock

On November 4, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC (collectively referred to as “BVF”), pursuant to which BVF exchanged 833,333 shares of the Company’s common stock for 1,000,000 shares of newly designated Series A convertible preferred stock, par value $0.0001 per share (the “Series A Convertible Preferred Stock”) (the “Exchange”).

Each share of the Series A Convertible Preferred Stock is convertible into 0.833 shares of the Company’s common stock at the option of the holder at any time, subject to certain limitations, including that the holder will be prohibited from converting Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above the Conversion Blocker, initially set at 9.99%, of the total common stock then issued and outstanding immediately following the conversion of such shares of Preferred Stock. Holders of the Series A Convertible Preferred Stock are permitted to increase the Conversion Blocker to an amount not to exceed 19.99% upon 60 days’ notice.

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

The Company evaluated the Series A Convertible Preferred Stock for liability or equity classification under ASC 480, and determined that equity treatment was appropriate because the Series A Convertible Preferred Stock did not meet the definition of the liability under ASC 480. Additionally, the Series A Convertible Preferred Stock is not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within control of the Company. As such, the Company recorded the Series A Convertible Preferred Stock as permanent equity.

11. Stock-based compensation

Option Exchange Program

On January 17, 2024, the Company’s stockholders, upon recommendation of the board of directors, approved a one-time stock option exchange program (the “Option Exchange Program”) for certain employees, executive officers and non-employee directors of the Company who held certain underwater options and remained employed or otherwise engaged by the Company through the completion of the Exchange Offer. The Company’s offer to participate in the Option Exchange Program commenced on February 8, 2024, and expired on March 8, 2024 (the “Exchange Offer”). Pursuant to the Exchange Offer, 42 eligible holders elected to exchange, and the Company accepted for cancellation, eligible options to purchase an aggregate of 603,330 shares of the Company’s common stock (the “Exchanged Options”). On March 11, 2024, promptly following the expiration of the Exchange Offer, the Company granted new options to purchase 603,330 shares of common stock (the “New Options”), pursuant to the terms of the Exchange Offer and the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”). The exercise price of the New Options granted was $11.44 per share, which was the closing price of the Company’s common stock on the Nasdaq Capital Market on the grant date of the New Options.

The exchange of stock options was treated as a modification for accounting purposes. As a result of the Option Exchange Program, the Company will recognize incremental stock-based compensation expense of $1.7 million over the requisite service period of the New Options, which is two or four years depending on whether the Exchanged Options were vested at the time of exchange. Since the Exchanged Options were not at-the-money on the modification date, the Company was precluded from utilizing the simplified method as described in SEC Staff Accounting Bulletin Topic 14.D.2 to calculate the expected term as a key assumption in the Black-Scholes pricing model. Therefore, the Company utilized the binomial lattice model to calculate the fair value of the Exchanged Options immediately prior to the exchange. The Company utilized the Black-Scholes option-pricing model to calculate the fair value of the New Options on the modification date. The Company will recognize the remaining unamortized stock compensation expense for the Exchanged Options on the modification date over the original requisite service period of the Exchanged Options.

Stock options

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2024 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	2,270,359	$19.81	7.8	$559
Granted	31,751	9.77
Exercised	(4,600)	7.97
Forfeited/cancelled	(151,695)	12.89
Expired	(22,914)	163.77
Cancelled under the Option Exchange Program	(603,330)	30.58
Granted under the Option Exchange Program	603,330	11.44
Outstanding at March 31, 2024	2,122,901	$13.18	8.7	$4,539
Vested at March 31, 2024	565,008	$20.83	7.3	$1,084

The fair value of each stock option granted during the three months ended March 31, 2024 and 2023 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended March 31,
	2024	2023
Risk-free interest rate	4.08%	3.56%
Volatility	95%	90%
Dividend yield	—	—
Expected term (years)	5.8	6.2

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the three months ended March 31, 2024 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2023	209,289	$18.05
Granted	254,574	$10.00
Vested	(14,279)	$25.97
Forfeited/cancelled	(23,192)	$18.12
Outstanding at March 31, 2024	426,392	$12.98

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

	Three months ended March 31,
	2024	2023
Risk-free interest rate	5.24%	4.77%
Volatility	60%	106%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the three months ended March 31, 2024 and 2023, the Company recognized less than $0.1 million in each period of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the three months ended March 31, 2024, the Company issued 7,475 shares of common stock for proceeds of less than $0.1 million under the Amended and Restated 2018 ESPP.

12. Net loss per share

Basic loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. For purposes of calculating net loss per share, weighted-average number of common shares outstanding includes the weighted average effect of the Pre-Funded Warrants issued in June 2023, the exercise of which requires little or no consideration for the delivery of shares of common stock. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, restricted stock units, and employee stock purchase plan shares (using the “treasury stock” method), and the 5.00% Convertible Senior Notes due 2048 (the “2018 Notes”), Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock (using the “if-converted” method), unless their effect on net loss per share is anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2024	2023
Outstanding stock options	2,122,901	1,976,176
Outstanding restricted stock units	426,392	160,660
2018 Notes	—	3,489
Employee stock purchase plan	6,486	6,796
Series A Convertible Preferred Stock	833,333	833,333
Series B Convertible Preferred Stock	4,236,570	4,236,570
Total potentially dilutive securities	7,625,682	7,217,024

13. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2024 or 2023, due to the expected loss before income taxes to be incurred for the years ended December 31, 2024 and 2023, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

14. Commitments and contingencies

The Company has no other commitments other than minimum lease payments as disclosed in Note 8. Leases.

15. Subsequent events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023. Please also refer to the sections under headings “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023.

OVERVIEW

We are a late-stage development biopharmaceutical company, with an ongoing registration directed trial, committed to advancing new medicines for people diagnosed with cancer. Our pipeline is focused on RAS/ MAPK driven cancers, specifically on novel drug candidates that inhibit signaling pathways critical to cancer cell survival and tumor growth, particularly RAF/ MEK inhibition and FAK inhibition.

Our most advanced product candidates, avutometinib and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, but not limited to LGSOC, NSCLC, pancreatic cancer, CRC, and thyroid cancer. We believe that avutometinib may be beneficial as a therapeutic as a single agent or when used together in combination with defactinib, other pathway inhibitors, or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

Avutometinib is an orally available, first-in-class, small molecule RAF/MEK clamp that inhibits RAS/RAF/MEK, extracellular-signal-regulated-kinase (“ERK”) MAPK pathway which is involved in proliferation, migration, transformation, and survival of tumor cells. In contrast to other MEK-only inhibitors, avutometinib is a dual RAF/MEK clamp that blocks MEK kinase activity and induces the formation of dominant negative RAF-MEK complexes preventing phosphorylation of MEK by A-Raf proto-oncogene, serine/threonine kinase (“ARAF”), B-Raf proto-oncogene serine/threonine kinase (“BRAF”) and C-raf proto-oncogene serine/threonine kinase (“CRAF”). MEK-only inhibitors (e.g. trametinib) may have limited efficacy because they induce MEK phosphorylation (“pMEK”) by relieving dependent feedback inhibition of RAF. By inhibiting RAF-mediated phosphorylation of MEK, avutometinib has the potential advantage of not inducing pMEK. This unique mechanism of avutometinib enables it to inhibit ERK signaling more effectively and may confer enhanced therapeutic activity against MAPK pathway-driven cancers. We use the term “RAMP” to refer to our RAF and MEK Program.

Avutometinib inhibits MAPK pathway signaling and proliferation of tumor cell lines harboring MAPK pathway alterations including KRAS, neuroblastoma rat sarcoma viral oncogene homolog (“NRAS”), and BRAF mutations, among others. Avutometinib has demonstrated strong antitumor activity as monotherapy and in combination with (i) agents targeting parallel pathways (e.g. inhibitors of FAK, CDK4/6 and mTOR), (ii) agents targeting other nodes in the MAPK pathway (e.g. anti-EGFR, SOS1, KRAS G12C, and KRAS G12D inhibitors), (iii) chemotherapy, and (iv) anti-PD-1.

Defactinib is an oral small molecule inhibitor of FAK and proline-rich tyrosine kinase (“PYK2”) that is currently being evaluated as a potential combination therapy for various solid tumors. FAK and PYK2 are members of the same family of nonreceptor protein tyrosine kinases that integrate signals from integrin and growth factor receptors to regulate cell proliferation, survival, migration, and invasion. Defactinib disrupts malignant cells both directly and through modulation of the tumor microenvironment. Preclinical research by our scientists and collaborators indicates that FAK inhibition delays tumor progression in cancer models, which was associated with reduced stromal density and immunosuppressive cell populations. Furthermore, activation of FAK is a putative adaptive resistance mechanism to MAPK pathway inhibition, supporting the clinical evaluation of avutometinib in combination with defactinib for treatment of cancers harboring MAPK pathway alterations. Defactinib has received orphan drug designation in ovarian cancer in the United States, the European Union, and Australia.

The combination of avutometinib and defactinib is clinically active in patients with KRAS mutant and KRAS wild-type recurrent LGSOC and has received breakthrough designation from the FDA for the treatment of all patients with recurrent LGSOC, regardless of KRAS status, after one or more prior lines of therapy including platinum-based chemotherapy. Avutometinib, alone or in combination with defactinib, has received orphan drug designation for the treatment of all patients with LGSOC in the United States.

In the fourth quarter of 2020, we commenced a registration-directed trial, known as the RAMP 201 study, investigating avutometinib as a monotherapy and in combination with defactinib for the treatment of patients with recurrent LGSOC. The RAMP 201 study is an adaptive two-part multicenter, parallel cohort, randomized, open label trial to evaluate the efficacy and safety of avutometinib alone and in combination with defactinib in patients with recurrent LGSOC. The combination of avutometinib and defactinib has been declared the go-forward treatment regimen based on a higher rate of confirmed objective responses in a planned interim analysis with prespecified criteria, acknowledging the demonstrated contribution of defactinib.

We intend to submit a new drug application (“NDA”) for accelerated approval with the FDA in the first half of 2024 for the combination of avutometinib and defactinib for treatment of patients with LGSOC based on mature data from the RAMP 201 study, supported by the results of the investigator-initiated Phase 1 FRAME trial. We also intend to initiate discussions with global regulatory authorities, including those in Europe and Japan, to determine the regulatory path with the objective of ultimately seeking approval for the combination in additional regions.

In December 2023, we announced initiation of a Phase 3 trial, known as the RAMP 301 study, to evaluate the combination of avutometinib and defactinib for the treatment of patients with recurrent LGSOC. The RAMP 301 study is a randomized global trial, evaluating the efficacy and safety of avutometinib and defactinib versus standard chemotherapy or hormonal therapy in patients with recurrent LGSOC. RAMP 301 is intended to serve as the confirmatory study required by the FDA to potentially convert an accelerated approval for the combination of avutometinib and defactinib for the treatment of LGSOC to full approval.

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (“Amgen”) to evaluate the combination of avutometinib with Amgen’s KRAS G12C inhibitor LUMAKRAS® (sotorasib) in a Phase 1/2 study entitled RAMP 203. The Phase 1/2 trial is evaluating the safety, tolerability and efficacy of avutometinib in combination with LUMAKRAS in patients with KRAS G12C NSCLC who have not been previously treated with a KRAS G12C inhibitor, as well as in patients who have progressed on a KRAS G12C inhibitor. The trial is building on preclinical data showing a deeper blockade of MAPK pathway signaling and enhanced anti-tumor efficacy with the combination of LUMAKRAS (KRAS G12C inhibition) and avutometinib (RAF/MEK inhibition) relative to either agent alone. The RAMP 203 study has progressed to the recommended Phase 2 dose of 4 mg avutometinib in combination with 960 mg of LUMAKRAS. RAMP 203 is currently enrolling patients in the dose expansion phase (Part B) for patients who are G12C inhibitor treatment naïve and for patients who have experienced disease progression on a prior G12C monotherapy. In October 2023, we announced initial safety and pharmacokinetics results, as well as preliminary efficacy results, from the RAMP 203 study which were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in October 2023. These preliminary results showed a confirmed ORR of 25% (3/12) across efficacy-evaluable patients and seen in both KRAS G12C inhibitor resistant (14.3%; 1/7) and naïve (40%; 2/5) patients. In January 2024, the FDA granted fast track designation for combination of avutometinib and LUMAKRAS for the treatment of patients with KRAS G12C-mutant metastatic NSCLC who have received at least one prior systemic therapy and have not been previously treated with a KRAS G12C inhibitor. Based on stronger tumor regressions in KRAS G12C-mutant NSCLC preclinical models when a FAK inhibitor is added along with G12C inhibitor and avutometinib, defactinib is being added to the RAMP 203 study. We plan to provide data updates from the RAMP 203 study in the second half of 2024.

In November 2021, we entered into a clinical collaboration agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of avutometinib with Mirati’s KRAS G12C inhibitor KRAZATI® (adagrasib) in a Phase 1/2 trial entitled RAMP 204. The Phase 1/2 trial will evaluate the safety, tolerability and efficacy of avutometinib in combination with KRAZATI in patients with KRAS G12C NSCLC who have progressed on a KRAS G12C inhibitor. The trial will build on preclinical data showing a deeper blockade of MAPK pathway signaling resulting in enhanced anti-tumor efficacy with the combination of KRAZATI (KRAS G12C inhibition) and avutometinib (RAF/MEK inhibition) relative to either agent alone. The RAMP 204 study is open and enrolling. Dose escalation is ongoing. We plan to provide data updates from RAMP 204 in the second half of 2024.

In May 2022, we received the first “Therapeutic Accelerator Award” from PanCAN for up to $3.8 million. The grant is supporting a Phase 1b/2 clinical trial of avutometinib in combination with defactinib entitled RAMP 205. RAMP 205 is evaluating the safety, tolerability and efficacy of avutometinib and defactinib in combination with GEMZAR® (gemcitabine) and ABRAXANE® (Nab-paclitaxel) in patients with previously untreated metastatic adenocarcinoma of the pancreas. The RAMP 205 trial is evaluating whether combining avutometinib (to target mutant KRAS which is mutated in more than 90% of pancreatic adenocarcinomas) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with pancreatic adenocarcinoma. In August 2022, PanCAN agreed to provide us with an additional $0.5 million for the collection and translational analysis of patient samples. The RAMP 205 trial is open and enrolling. Dose escalation is ongoing. We plan to provide initial safety and efficacy results from RAMP 205 at the American Society of Clinical Oncology annual meeting taking place in Chicago, Illinois from May 31, 2024 to June 4, 2024.

Furthermore, avutometinib and defactinib are currently being investigated in combination with immunotherapeutic and other agents through investigator sponsored trials (“ISTs”) for the treatment of various solid tumors, including, but not limited to, CRC, gynecological cancer with MAPK pathway alterations, breast cancer, thyroid cancer and melanoma.

In August 2023, we entered into a collaboration and option agreement (the “GenFleet Agreement”) with GenFleet pursuant to which GenFleet granted us options to obtain exclusive development and commercialization rights worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (the “GenFleet Territory”) for up to three oncology programs targeting RAS pathway driven cancers (the “GenFleet Options”). We may exercise our GenFleet Options on a program-by-program basis. The collaboration builds on the strengths of both companies in oncology small molecule drug development, enabling us to partner our clinical development and regulatory expertise with GenFleet’s accomplished discovery capabilities. This synergistic collaboration includes our experience and established network of collaborators, including scientific and clinical experts in RAS biology and RAS pathway-driven cancers and GenFleet’s accomplishments with its KRAS G12C inhibitor program. In December 2023, we announced the selection of an oral KRAS G12D inhibitor with a potential best-in-class profile as the lead program from our collaboration with GenFleet. The lead oncology discovery program is an orally bioavailable, potent and selective small molecule KRAS G12D inhibitor entitled GFH375/VS-7375. GenFleet has submitted an investigational new drug application for GFH375/VS-7375 in China which has been accepted for review. We understand that GenFleet expects to initiate a Phase 1 trial in the second half of 2024, subject to application approval.

Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA through our ownership period ending in September 2020. We have financed our operations to date primarily through public offerings of our common stock and pre-funded warrants, offerings of convertible notes, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments and milestone payments under our license and collaboration agreements with Sanofi, CSPC Pharmaceutical Group Limited (“CSPC”), and Yakult Honsha Co., Ltd. (“Yakult”), the upfront payment and milestone payments received under the Secura APA, the proceeds in connection with the private investment in public equity (the “PIPE”), and our Loan Agreement with Oxford, sales of Series B Convertible Preferred Stock. Additionally, from our U.S. commercial launch of COPIKTRA on September 24, 2018, through our ownership period ending in September 2020, we financed a portion of our operations through product revenue.

As of March 31, 2024, we had an accumulated deficit of $858.8 million. Our net loss was $33.9 million and $15.7 million for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024 we had cash, cash equivalents, and investments of $110.1 million. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the consolidated financial statements. We anticipate operating losses may continue for the foreseeable future since we do not yet have regulatory approval to sell any of our product candidates, and we continue to incur operating costs to execute our strategic plan, including costs related to research and development of our product candidates and commercial readiness activities. These conditions raise substantial doubt about our ability to continue as a going concern for 12 months after the date the condensed consolidated financial statements are issued.

We expect to finance our operations with our existing cash, cash equivalents and investments, through potential future milestones and royalties received pursuant to the Secura APA, through the Loan Agreement with Oxford, or through other strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of our equity, or the incurrence of debt. However, given the risk associated with these potential strategic or financing opportunities, they are not deemed probable for purposes of the going concern assessment. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023, related to revenue recognition, collaborative agreements, accrued and prepaid research and development expenses, and stock-based compensation. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2024 and 2023

	Three months ended March 31,
	(dollar amounts in thousands)
	2024	2023	Change	% Change
Operating expenses:
Research and development	17,707	12,015	5,692	47%
Selling, general and administrative	10,352	7,329	3,023	41%
Total operating expenses	28,059	19,344	8,715	45%
Loss from operations	(28,059)	(19,344)	(8,715)	45%
Other expense	(30)	(7)	(23)	329%
Interest income	1,367	976	391	40%
Interest expense	(1,130)	(769)	(361)	47%
Change in fair value of preferred stock tranche liability	(6,011)	3,430	(9,441)	(275)%
Net loss	$(33,863)	$(15,714)	$(18,149)	115%

Research and development expense. Research and development expense for the three months ended March 31, 2024 (the “2024 Quarter”) was $17.7 million compared to $12.0 million for the three months ended March 31, 2023 (the “2023 Quarter”). The $5.7 million increase from the 2023 Quarter to the 2024 Quarter was primarily driven by an increase of $1.7 million in contract research organization (“CRO”) costs, an increase of $1.3 million in investigator fees, an increase of $0.9 million in personnel costs, including non-cash stock compensation, an increase of $0.9 million in consulting costs, an increase of $0.6 million in clinical supply costs, and an increase of $0.3 million in IST costs.

Research and development expenses consist of costs associated with our research activities, including the development of our product candidates. Research and development expenses include product/ product candidate and/or project-specific costs, as well as unallocated costs. We record expenses related to external research and development services, such as CROs, clinical sites, pass-through fees such as investigator fees, manufacturing organizations and consultants, by project and/or product candidate. We use our employee and infrastructure resources in a cross-functional manner across multiple research and development projects. Our project costing methodology does not allocate personnel, infrastructure and other indirect costs to specific clinical programs or projects.

Product/ product candidate/ project specific costs include:

●	direct third-party costs, which include expenses incurred under agreements with CROs, pass-through fees, the cost of consultants who assist with the development of our product candidates on a program-specific basis, clinical site costs, and any other third-party expenses directly attributable to the development of the product candidates;
●	costs related to contract manufacturing operations including manufacturing costs in connection with producing product candidates for use in conducting preclinical and clinical studies. Costs associated with manufacturing avutometinib are included in “Avutometinib manufacturing and non-clinical trial specific” category below as these costs relate to both the “Avutometinib + defactinib” and “Avutometinib + other combinations” categories and are not specifically allocated to any particular project. Costs to produce defactinib are included in “Avutometinib + defactinib” below; and
●	license fees.

Unallocated costs include:

●	research and development employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense;
●	cost of consultants, including our scientific advisory board, who assist with our research and development but are not allocated to a specific program; and

●	facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, and laboratory supplies.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the 2024 Quarter and the 2023 Quarter.

	Three months ended March 31,
	2024	2023	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib	$9,036	$4,714	$4,322
Avutometinib + other combinations	1,758	1,104	654
Avutometinib manufacturing and non-clinical trial specific	570	1,655	(1,085)
GenFleet	194	—	194
COPIKTRA	2	30	(28)
Unallocated costs
Personnel costs, excluding stock-based compensation	3,820	2,947	873
Stock-based compensation expense	480	461	19
Other unallocated expenses	1,847	1,104	743
Total research and development expense	$17,707	$12,015	$5,692

The $4.3 million increase in avutometinib + defactinib costs from the 2023 Quarter to the 2024 Quarter is primarily driven by an increase in RAMP 301 costs, an increase in drug metabolism and pharmacokinetics costs, an increase in IST costs, and an increase in RAMP 201 study costs. The $0.7 million increase of avutometinib + other combinations costs from the 2023 Quarter to the 2024 Quarter is primarily driven by an increase in RAMP 203 trial costs. The $1.1 million decrease in avutometinib manufacturing and non-clinical trial specific costs from the 2023 Quarter to the 2024 Quarter is primarily driven a decrease in drug substance and drug product costs.

Selling, general and administrative expense. Selling, general and administrative expense for the 2024 Quarter was $10.4 million compared to $7.3 million for the 2023 Quarter. The increase of $3.1 million from the 2023 Quarter to the 2024 Quarter primarily resulted from an increase of $2.0 million of costs in anticipation of potential launch of avutometinib and defactinib in LGSOC, an increase of $1.1 million in personnel costs, including non-cash stock compensation, an increase of $0.4 million in consulting and professional fees, and an increase of $0.2 million in travel and other costs, partially offset by a decrease of $0.6 million of costs associated with financing activities in the 2023 Quarter.

Other expense. Other expense for the 2024 Quarter and 2023 Quarter was less than $0.1 million. Other expense for the 2024 Quarter and 2023 Quarter was comprised of transaction losses due to changes in foreign currency exchange rates.

Interest income. Interest income for the 2024 Quarter was $1.4 million compared to $1.0 million for the 2023 Quarter. The increase of $0.4 million from the 2023 Quarter to the 2024 Quarter in interest income is primarily driven by an increase in investment balances on short term investments and cash equivalents during each respective quarter.

Interest expense. Interest expense for the 2024 Quarter was $1.1 million compared to $0.8 million for the 2023 Quarter. The increase of $0.3 million from the 2023 Quarter to the 2024 Quarter was primarily driven additional interest expense pursuant to the Loan Agreement as a result of the additional $15.0 million debt drawdown on March 22, 2023.

Change in fair value of preferred stock tranche liability. The change in fair value of the preferred stock tranche liability was $6.0 million expense for the 2024 Quarter compared to $3.4 million income for the 2023 Quarter. The change in fair value of preferred stock tranche liability was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Securities Purchase Agreement (defined herein). The fair value of the preferred stock tranche liability increased from $4.2 million at the beginning of the 2024 Quarter to $10.2 million at the end of the 2024 Quarter primarily due to an increase in the stock price of our common stock during the 2024 Quarter resulting in $6.0 million expense in the 2024 Quarter. The fair value of the preferred stock tranche liability decreased from $6.9 million upon issuance on January 24, 2023, to $3.5 million at the end of the 2023 Quarter primarily due to a decrease in the stock price of our common stock during that period resulting in $3.4 million income in the 2023 Quarter.

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

As of March 31, 2024, we had $110.1 million of cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, U.S. government agency bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 14, 2024.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2024 Quarter and the 2023 Quarter (in thousands):

	Three months ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(28,307)	$(20,286)
Investing activities	30,979	(804)
Financing activities	846	44,050
Increase in cash, cash equivalents and restricted cash	$3,518	$22,960

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges and adjustments was $26.8 million and $17.9 million for the 2024 Quarter and the 2023 Quarter, respectively. Non-cash charges and adjustments were primarily related to the changes in fair value of the preferred stock tranche liability and stock-based compensation expense in the 2024 Quarter and 2023 Quarter. Our cash outflow from operating activities due to changes in operating assets and liabilities was $1.5 million and $2.4 million for the 2024 Quarter and the 2023 Quarter, respectively. Cash outflow due to changes in operating assets and liabilities for the 2024 Quarter was primarily driven by an increase of $0.6 million of prepaid expenses, other current assets and other assets, a decrease of $0.5 million of accrued expenses and other liabilities, a decrease of $0.3 million of deferred liabilities, and an increase of $0.2 million of grant receivable, partially offset by an increase of $0.2 million in accounts payable. Cash outflow due to changes in operating assets and liabilities for the 2023 Quarter was primarily driven by an increase of $2.1 million of prepaid expenses, other current assets and other assets, a decrease of $1.0 million of accrued expenses and other liabilities, partially offset by an increase of $0.7 million of deferred liabilities. The changes in prepaid expenses, other current assets, and other assets in both periods are exclusive of cash received from PanCAN and used on the RAMP 205 study. Cash used in operating activities was $28.3 million and $20.3 million for the 2024 Quarter and the 2023 Quarter, respectively.

Investing activities. The cash provided by investing activities for the 2024 Quarter relates to maturities of investments of $31.0 million, partially offset by a purchase of property and equipment of less than $0.1 million. The cash used by investing activities for the 2023 Quarter primarily relates to the net purchases of investments of $0.8 million.

Financing activities. The cash provided by financing activities for the 2024 Quarter represents $1.3 million of proceeds received from insurance premium financing and $0.1 million of proceeds received related to exercise of stock options and our employee stock purchase plan, partially offset by $0.4 million of payments on insurance premium financing and $0.2 million of fees paid to the Lenders to amend our Loan Agreement with Oxford. The cash provided by financing activities for the 2023 Quarter primarily represents $28.1 million of proceeds received from issuance of Series B Convertible Preferred Stock, net of issuance costs, $14.9 million of proceeds received pursuant to the Loan Agreement with Oxford, $1.4 million of proceeds received from insurance premium financing and less than $0.1 million of proceeds received related to our employee stock purchase plan, partially offset by $0.4 million of payments on insurance premium financing. Refer to Note 9. Notes Payable to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the finance agreement with AFCO Premium Credit LLC related to insurance premium financing and the monthly payments of principal and interest related thereto; Note 7. Debt to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the Loan Agreement; and Note 10. Capital Stock to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the January 2023 offering of our Series B Convertible Preferred Stock.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2023. Except as previously disclosed in the Company’s subsequent filings with the SEC, including this Quarterly Report on Form 10-Q, there have not been any material changes from the contractual obligations and commitments previously disclosed in such report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $110.1 million as of March 31, 2024 consisting of cash, U.S. Government money market funds, U.S. government agency bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2024, an immaterial amount of our total liabilities were denominated in currencies other than the functional currency.

As of March 31, 2024, we have borrowed $40.0 million under the Loan Agreement. The Term Loans under the Loan Agreement bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Changes in interest rates can cause interest charges to fluctuate under the Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three months ended March 31, 2024 due to the overall interest rate floor and cap.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 14, 2024.

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

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 7, 2022).

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 25, 2023).

3.7

Certificate of Amendment to the Restated Certificate of Incorporation of Verastem, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 31, 2023).

10.1

First Amendment to Loan and Security Agreement, dated as of January 4, 2024, among Verastem, Inc., as borrower, Oxford Finance LLC, as collateral agent and a lender, and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 8, 2024).

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

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on May 9, 2024 (furnished herewith).
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Current Report on form 10-Q, formatted in Inline XBRL

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: May 9, 2024	By:	/s/ DANIEL W. PATERSON

Daniel W. Paterson
President and Chief Executive Officer
(Principal executive officer)

Date: May 9, 2024	By:	/s/ DANIEL CALKINS

Daniel Calkins
Chief Financial Officer
(Principal financial and accounting officer)