Form 10-Q
period 2024-06-30
Verastem, Inc.
filed 2024-08-08
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR
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

As of August 7, 2024 there were 40,243,745 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, including our ability to continue as a going concern through one year from the date of the financial statements for the quarter ended June 30, 2024, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements relate to, among other things, the development and activity of our programs and product candidates, avutometinib (rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) program) and defactinib (focal adhesion kinase (“FAK”) program), the timing, scope and progress of the rolling NDA submission for the avutometinib and defactinib combination in LGSOC, the structure of our planned and pending clinical trials, the potential clinical value of our clinical trials, including the RAMP 201, RAMP 205 and RAMP 301 trials, the timing of commencing and completing trials, including topline data reports, interactions with regulators, and the timeline and indications for clinical development, regulatory submissions and the potential for and timing of commercialization of our product candidates and potential for additional development programs involving the Company’s lead compound and the potential market opportunities, the expected outcome and benefits of our collaboration with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”), plans to initiate development studies outside of China, and estimated addressable markets for, of our drug candidates. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause our actual results could differ materially from those expressed or implied in the forward-looking statements we make. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the success in the development and potential commercialization of our product candidates, including avutometinib in combination with other compounds, including defactinib, LUMAKRAS® and others; the uncertainties inherent in research and development, such as negative or unexpected results of clinical trials; the occurrence or timing of applications for our product candidates that may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve any such applications that may be filed for our product candidates and, if approved, whether our product candidates will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding trial design, labeling and other matters that could affect the timing, availability or commercial potential of our product candidates; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that the market opportunities of our drug candidates are based on internal and third-party estimates which may prove to be incorrect; that third- party payors (including government agencies) may not reimburse; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected, which may delay our development programs, including delays in submission or review by the U.S. Food & Drug Administration (the “FDA”) of our NDA submission in recurrent KRAS mutant LGSOC if enrollment in our confirmatory trial is not well underway at the time of submission, or that the FDA may require the Company to have completed enrollment or to enroll additional patients in the Company’s ongoing RAMP-301 confirmatory Phase 3 clinical trial prior to Verastem submitting or the FDA taking action on our NDA seeking accelerated approval; risks associated with preliminary and interim data, which may not be representative of more mature data, including with respect to interim duration of therapy data; that our product candidates will cause adverse safety events and/or unexpected concerns may arise from additional data or analysis, or result in unmanageable safety profiles as compared to their levels of efficacy; that we may be unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so; that the mature RAMP 201 data and associated discussions with the FDA may not support the scope of our rolling NDA submission for the avutometinib and defactinib combination in LGSOC, including with respect to KRAS wild type LGSOC; that our product candidates may experience manufacturing or supply interruptions or failures; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for our product candidates; that we will be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates will take longer or cost more than planned, including as a result of conducting additional studies or our decisions regarding execution of such commercialization; that we may not have sufficient cash to fund our contemplated operations, including certain of our product development programs; that we may not attract and retain high quality personnel; that we or Chugai Pharmaceutical, Co. Ltd. will fail to fully perform under the avutometinib license agreement; that the total addressable and target markets for our product candidates might be smaller than we are presently estimating; that we or Secura Bio, Inc. (“Secura”) will fail to fully perform under the asset purchase agreement with Secura, including in relation to milestone payments; that we will not see a return on investment on the payments we have and may continue to make pursuant to the collaboration and option agreement with GenFleet or that Genfleet will fail to fully perform under the agreement; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we will not pursue or submit regulatory filings for our product candidates; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$83,371	$77,909
Short-term investments	—	59,220
Accounts receivable, net	10,000	—
Grant receivable	825	—
Prepaid expenses and other current assets	5,450	6,553
Total current assets	99,646	143,682
Property and equipment, net	46	37
Right-of-use asset, net	816	1,171
Restricted cash	241	241
Other assets	4,998	4,587
Total assets	$105,747	$149,718
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$6,678	$7,184
Accrued expenses	17,195	17,928
Note payable	526	—
Deferred liabilities	—	327
Lease liability, short-term	1,022	941
Current portion of long-term debt	4,926	—
Total current liabilities	30,347	26,380
Non-current liabilities:
Long-term debt	35,390	40,086
Lease liability, long-term	—	530
Preferred stock tranche liability	—	4,189
Total liabilities	65,737	71,185
Convertible preferred stock:
Series B Convertible Preferred Stock, $0.0001 par value; 2,144 shares designated at June 30, 2024 and December 31, 2023; 1,200 shares issued and outstanding at June 30, 2024 and December 31, 2023	21,159	21,159
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 5,000 shares authorized:
Series A Convertible Preferred Stock, $0.0001 par value; 1,000 shares designated, 1,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 26,876 and 25,281 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	885,857	882,248
Accumulated other comprehensive income	—	13
Accumulated deficit	(867,009)	(824,890)
Total stockholders’ equity	18,851	57,374
Total liabilities, convertible preferred stock and stockholders’ equity	$105,747	$149,718

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue:
Sale of COPIKTRA license and related assets	$10,000	$—	$10,000	$—
Total revenue	10,000	—	10,000	—
Operating expenses:
Research and development	18,062	12,893	35,769	24,908
Selling, general and administrative	10,215	7,399	20,567	14,728
Total operating expenses	28,277	20,292	56,336	39,636
Loss from operations	(18,277)	(20,292)	(46,336)	(39,636)
Other expense	(24)	(40)	(54)	(47)
Interest income	983	1,122	2,350	2,098
Interest expense	(1,138)	(1,121)	(2,268)	(1,890)
Change in fair value of preferred stock tranche liability	10,200	(3,950)	4,189	(520)
Net loss	$(8,256)	$(24,281)	$(42,119)	$(39,995)
Net loss per share—basic and diluted	$(0.31)	$(1.37)	$(1.57)	$(2.32)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	26,861	17,732	26,846	17,231

Net loss	$(8,256)	$(24,281)	$(42,119)	$(39,995)
Unrealized gain (loss) on available-for-sale securities	4	(5)	(13)	1
Comprehensive loss	$(8,252)	$(24,286)	$(42,132)	$(39,994)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

								Accumulated
							Additional	other		Total
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2023	1,200,000	$21,159	1,000,000	$—	25,281,150	$3	$882,248	$13	$(824,890)	$57,374
Net loss	—	—	—	—	—	—	—	—	(33,863)	(33,863)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(17)	—	(17)
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	14,444	—	—	—	—	—
Issuance of common stock resulting from exercise of stock options	—	—	—	—	4,600	—	36	—	—	36
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	7,475	—	49	—	—	49
Stock-based compensation expense	—	—	—	—	—	—	1,483	—	—	1,483
Balance at March 31, 2024	1,200,000	$21,159	1,000,000	$—	25,307,669	$3	$883,816	$(4)	$(858,753)	$25,062
Net loss	—	—	—	—	—	—	—	—	(8,256)	(8,256)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	4	—	4
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	12,986	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,905	—	—	1,905
Issuance of common stock resulting from exercise of stock options	—	—	—	—	17,378	—	136	—	—	136
Issuance of common stock upon exercise of pre-funded warrants	—	—	—	—	1,538,201	—	—	—	—	—
Balance at June 30, 2024	1,200,000	$21,159	1,000,000	$—	26,876,234	$3	$885,857	$—	$(867,009)	$18,851

								Accumulated
							Additional	other		Total
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock(1)		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital(1)	income	deficit	equity
Balance at December 31, 2022	—	$—	1,000,000	$—	16,711,761	$2	$784,912	$—	$(737,523)	$47,391
Net loss	—	—	—	—	—	—	—	—	(15,714)	(15,714)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	6	—	6
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	17,658	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,313	—	—	1,313
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	6,874	—	29	—	—	29
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $1,901 and preferred stock tranche liability of $6,940	1,200,000	21,159	—	—	—	—	—	—	—	—
Balance at March 31, 2023	1,200,000	$21,159	1,000,000	$—	16,736,293	$2	$786,254	$6	$(753,237)	$33,025
Net loss	—	—	—	—	—	—	—	—	(24,281)	(24,281)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(5)	—	(5)
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	16,176	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,432	—	—	1,432
Issuance of common stock, and pre-funded warrants, net of issuance cost of $6,351	—	—	—	—	8,489,409	1	91,419	—	—	91,420
Balance at June 30, 2023	1,200,000	21,159	1,000,000	—	25,241,878	$3	$879,105	$1	$(777,518)	$101,591

(1) Amounts have been retroactively restated to reflect the 1-for-12 reverse stock split effected on May 31, 2023 (see Note 1. Nature of business of the accompanying notes to the condensed consolidated financial statements).

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2024	2023
Operating activities
Net loss	$(42,119)	$(39,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	52
Non-cash operating lease cost	(94)	(82)
Stock-based compensation expense	3,388	2,745
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	(413)	76
Change in fair value of preferred stock tranche liability	(4,189)	520
Changes in operating assets and liabilities:
Accounts receivable, net	(10,000)	29
Grant receivable	(825)	—
Prepaid expenses, other current assets and other assets	(78)	(1,508)
Accounts payable	(506)	(422)
Accrued expenses and other liabilities	(726)	(1,639)
Deferred liabilities	(327)	34
Net cash used in operating activities	(55,877)	(40,190)
Investing activities
Purchases of property and equipment	(28)	—
Purchases of investments	—	(13,804)
Maturities of investments	60,000	27,000
Net cash provided by investing activities	59,972	13,196
Financing activities
Payments for loan amendment	(150)	—
Proceeds from issuance of Series B Convertible Preferred Stock, net	—	28,099
Proceeds from long-term debt, net	—	14,918
Proceeds from insurance premium financing	1,298	1,430
Payments on insurance premium financing	(772)	(851)
Payments of deferred issuance costs	(156)	—
Proceeds from the exercise of stock options and employee stock purchase program	221	29
Proceeds from the issuance of common stock and pre-funded warrants, net	—	91,906
Net cash provided by financing activities	441	135,531
Increase in cash, cash equivalents and restricted cash	4,536	108,537
Cash, cash equivalents and restricted cash at beginning of period	79,076	75,789
Cash, cash equivalents and restricted cash at end of period	$83,612	$184,326
Supplemental disclosure of non-cash investing and financing activities
Issuance of preferred stock tranche liability	$—	6,940
Issuance costs included in accounts payable and accrued expenses	$263	486

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the “Company”) is a late-stage development biopharmaceutical company, with an ongoing registration directed trial, committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with cancer. The Company’s pipeline is focused on ras sarcoma (“RAS”)/ mitogen activated pathway kinase (“MAPK”) driven cancers, specifically novel drug candidates that inhibit signaling pathways critical to cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

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

As of June 30, 2024, the Company had cash, cash equivalents, and investments of $83.4 million. On July 25, 2024, the Company received net proceeds of approximately $51.1 million from the sale of 13,333,334 shares of common stock and accompanying warrants to purchase up to 13,333,334 shares of common stock and the sale of pre-funded warrants to purchase an aggregate of 5,000,000 shares of common stock and accompanying warrants to purchase up to 5,000,000 shares of common stock. Refer to Note 16. Subsequent Events for additional details on the July 2024 Offering. In accordance with applicable accounting standards, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of the issuance of these condensed consolidated financial statements. The Company anticipates operating losses may continue for the foreseeable future since the Company does not yet have regulatory approval to sell any of its product candidates, and the Company continues to incur operating costs to execute its strategic plan, including costs related to research and development of its product candidates and commercial readiness activities. As a result of the assessment in accordance with the applicable accounting standards, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for 12 months after the date the condensed consolidated financial statements are issued.

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

The Company has retroactively restated the share and per share amounts in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, to give retroactive effect to the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and number of shares of common stock issuable under all outstanding stock options, convertible notes and preferred stock. In addition, proportionate adjustments have been made to the number of shares of common stock issuable upon vesting of the restricted stock units and the number of shares of common stock reserved for the Company’s equity incentive compensation plans. The condensed consolidated statements of convertible preferred stock and stockholders’ equity reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split for the three and six months ended June 30, 2023.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 14, 2024.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently issued accounting standards updates

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and by extending the disclosure requirements to entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s condensed consolidated financial statements and related disclosures.

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

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of June 30, 2024, the Company’s cash, cash equivalents and investments were deposited at four financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of June 30, 2024, Secura made up all of the Company’s account receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure the collectability of any accounts receivable balances are assured.

For the six months ended June 30, 2024, there was one customer, Secura, who individually accounted for all of the Company’s revenue. Refer to Note 13. License, collaboration and commercial agreements for a detailed discussion of the Secura APA.

Proceeds from Grants

In May 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is supporting a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 trial is evaluating whether combining avutometinib (to target mutant Kirsten rat sarcoma viral oncogene homolog (“KRAS”), which is found in more than 90% of pancreatic adenocarcinomas, and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with such pancreatic cancers. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the Company recognizes as expenses the related costs for which the grants are intended to compensate. Eligible expenses incurred in excess of grant payments received up to the total amount of the PanCAN Grant are recorded as a grant receivable. Through June 30, 2024, the Company has received $3.5 million of cash proceeds which was initially recorded as deferred liabilities on the balance sheet. The Company recorded $0.6 million and $2.0 million of the proceeds as a reduction of research and development expense during the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the company recorded $0.8 million as a grant receivable related to the PanCAN Grants in the condensed consolidated balance sheet. As of December 31, 2023, the Company recorded $0.3 million as deferred liabilities related to the PanCAN Grant in the condensed consolidated balance sheet.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$83,371	$77,909
Restricted cash	241	1,167
Total cash, cash equivalents and restricted cash	$83,612	$79,076

Amounts included in restricted cash as of June 30, 2024 is cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. Amounts included in restricted cash as of December 31, 2023 represent (i) cash received pursuant to the PanCAN Grant restricted for expenditures for specific research and development activities of $0.9 million and (ii) cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. The letters of credit are included in non-current restricted cash on the condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023. Cash received pursuant to the PanCAN Grant is included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of December 31, 2023.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$75,424	$75,424	$—	$—
Total financial assets	$75,424	$75,424	$—	$—
Preferred stock tranche liability	$—	$—	$—	$—

	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$46,093	$46,093	$—	$—
Short-term investments	59,220	5,992	53,228	—
Total financial assets	$105,313	$52,085	$53,228	$—
Preferred stock tranche liability	$4,189	$—	$—	$4,189

The Company’s cash equivalents and short-term investments consist of U.S. Government money market funds, corporate bonds, agency bonds and commercial paper of publicly traded companies. The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2024, or December 31, 2023.

A preferred stock tranche liability was recorded as a result of the entry into the Securities Purchase Agreement (defined herein) (see Note 10. Capital Stock). The fair value measurement of the preferred stock tranche liability is classified as Level 3 under the fair value hierarchy. The fair value of the preferred stock tranche liability at inception and December 31, 2023 was determined using a Monte-Carlo simulation. The inputs to the Monte-Carlo include the risk-free rate, stock price volatility, expected dividends and remaining term. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. Using a Black-Scholes option pricing model, the fair value of the preferred stock tranche liability at June 30, 2024 was determined to be de minimis driven by the limited time to expiration and the significant stock price hurdle in relation to the stock price of the Company’s common stock on June 30, 2024. The preferred stock tranche liability expired in July 2024.

Below are the inputs used to value the preferred stock tranche liability at June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Risk-free interest rate	5.47%	5.13-5.52%
Volatility	90%	75%
Dividend yield	—	—
Remaining term (years)	0.1	0.6

The following table represents a reconciliation of the preferred stock right liability recorded in connection with the entry into the Securities Purchase Agreement (in thousands):

January 1, 2024	$4,189
Fair value adjustment	(4,189)
June 30, 2024	$—

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt was determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the condensed consolidated balance sheet dates. The Company estimates that the fair value of its long-term debt was approximately $40.1 million as of June 30, 2024, which differs from the carrying value of $40.3 million. The Company estimates that the fair value of its long-term debt was approximately $39.6 million as of December 31, 2023, which differs from the carrying value of $40.1 million. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$83,612	$—	$—	$83,612
Total cash, cash equivalents & restricted cash:	$83,612	$—	$—	$83,612

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$79,076	$—	$—	$79,076
Total cash, cash equivalents & restricted cash:	$79,076	$—	$—	$79,076
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$59,208	$13	(1)	$59,220
Total investments	$59,208	$13	$(1)	$59,220
Total cash, cash equivalents, restricted cash and investments	$138,284	$13	$(1)	$138,296

There were no realized gains or losses on investments for the three or six months ended June 30, 2024, or 2023. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's investments. Accrued interest receivable of $0.1 million is presented within prepaid expenses and other current assets on the condensed consolidated balance sheets at each June 30, 2024 and December 31, 2023. There were zero and two debt securities in an unrealized loss position as of June 30, 2024, and December 31, 2023, respectively. None of these investments had been in an unrealized loss position for more than 12 months as of December 31, 2023. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions and not credit related. At December 31, 2023, the Company had the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its investments as of December 31, 2023.

The following is a summary of available-for-sale securities with unrealized losses for less than 12 months as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$—	$—	$8,896	$(1)
Total available-for-sale securities in an unrealized loss position	$—	$—	$8,896	$(1)

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Accrued clinical trial expenses	$7,608	$6,518
Accrued contract manufacturing expenses	2,760	2,010
Accrued other research and development expenses	1,184	1,043
Accrued compensation and related benefits	3,089	4,796
Accrued professional fees	547	637
Accrued consulting fees	1,202	1,078
Accrued interest	306	316
Accrued commercialization costs	362	453
Accrued other	137	1,077
Total accrued expenses	$17,195	$17,928

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

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The Company determined that all features of the Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s assessment through June 30, 2024.

 The debt issuance costs and the Final Payment Fee have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the debt as of June 30, 2024, and December 31, 2023, are detailed below (in thousands):

	June 30, 2024	December 31, 2023
Principal loan balance	$40,000	$40,000
Final Payment Fee	907	661
Debt issuance costs, net of accretion	(591)	(575)
Total Long-term debt, net of discount	40,316	40,086
Current portion of long-term debt	4,926	—
Long-term debt, net of current portion	$35,390	$40,086

The following table sets forth total interest expense for the three-month and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Contractual Interest	$945	$949	$1,889	$1,581
Amortization of debt discount and issuance costs	68	57	133	115
Amortization of Final Payment Fee	125	115	246	194
Total	$1,138	$1,121	$2,268	$1,890

As of June 30, 2024, future principal payments due are as follows (in thousands):

2024	—
2025	15,000
2026	20,000
2027	5,000
Total principal payments	$40,000

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

As of June 30, 2024, a right-of-use asset of $0.8 million and lease liability of $1.0 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Lease Expense
Operating lease expense	$221	$221	$442	$442
Total Lease Expense	$221	$221	$442	$442
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$268	$262	$535	$525

		June 30, 2024
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)		1.0
Weighted average discount rate		14.6%
Maturity Analysis
2024		546
2025		546
Total	$	1,092
Less: Present value discount		(70)
Lease Liability	$	1,022

9. Notes Payable

In February 2024, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1.3 million, which accrues interest at 8.3% per annum, to fund a portion of the Company’s insurance policies. The Company is required to make monthly payments of $0.1 million through October 2024 including principal and interest. The agreement assigns AFCO a security interest in (i) all unearned premiums and dividends which may become payable under the insurance policies financed pursuant to this agreement, (ii) loss payments which reduce the unearned premiums, and (iii) the Company’s interest in any state insurance guarantee fund related to any of the insurance policies financed pursuant to this agreement. The outstanding balance at June 30, 2024 was $0.5 million recorded as note payable on the condensed consolidated balance sheets.

10. Capital stock

June 2023 Public Offering

On June 15, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with RBC Capital Markets, LLC and Cantor Fitzgerald & Co. (“Cantor”), as representatives of several underwriters (the “Underwriters”) to offer 7,181,409 shares of the Company’s common stock, at a price to the public of $9.75 per share, less the underwriting discounts and commissions, and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 1,538,591 shares of common stock at a price to the public of $9.749 per share of common stock underlying a pre-funded warrant, which represents the per share public offering price for the shares of common stock less the $0.001 per share exercise price for each such share of common stock underlying a pre-funded warrant (the “June 2023 Offering”). In addition, the Company granted the Underwriters an option to purchase, at the public offering price less any underwriting discounts and commissions, an additional 1,308,000 shares of common stock, exercisable for 30 days from the date of the Underwriting Agreement, which the Underwriters exercised in full on June 16, 2023. The June 2023 Offering closed on June 21, 2023.

The Company could not have effected the exercise of any pre-funded warrant, and a holder was not entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would have exceeded 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage could have been increased or decreased at the holder’s election upon 61 days’ notice to the Company subject to the terms of such pre-funded warrant, provided that such percentage in no event exceeded 19.99%.

Each pre-funded warrant had an exercise price equal to $0.001 per share of common stock. The exercise price and the number of shares of common stock issuable upon exercise of each pre-funded warrant was subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The pre-funded warrants were exercisable as of June 21, 2023, did not expire and were exercisable in cash or by means of a cashless exercise. In addition, upon the consummation of an acquisition (as described in the pre-funded warrant agreements), each pre-funded warrant would have automatically been converted into the right of the holder of such pre-funded warrant to receive the kind and amount of securities, cash or other property that such holders would have received had they exercised such pre-funded warrant immediately prior to such acquisition, without regard to any limitations on exercise contained in the pre-funded warrants.

The pre-funded warrants could not have required cash settlement, were freestanding financial instruments that were legally detachable and separately exercisable from the shares of common stock with which they were issued, were immediately exercisable, and did not embody an obligation for the Company to repurchase its common stock shares and permitted the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the pre-funded warrants did not provide any guarantee of value or return. Accordingly, the pre-funded warrants were classified as a component of permanent equity. After deducting for commissions and other offering expenses, the Company received net proceeds of approximately $91.4 million from the sale of 8,489,409 shares of common stock and pre-funded warrants to purchase up to 1,538,591 shares of common stock.

During the quarter ended June 30, 2024, the holders exercised pre-funded warrants representing 1,538,591 underlying shares of common stock, exercise price $0.0001 per share, via cashless exercise resulting in the issuance of 1,538,201 shares of common stock. As of June 30, 2024, there were no pre-funded warrants outstanding.

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

The Company classified the first tranche of the Series B Convertible Preferred Stock as temporary equity in the condensed consolidated balance sheets as the Company could be required to redeem the Series B Convertible Preferred Stock if the Company cannot convert the Series B Convertible Preferred Stock into shares of common stock for any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company which is not solely in the control of the Company. If the Company were required to redeem the Series B Convertible Preferred Stock, it would be based upon the volume-weighted-average price of common stock on an as converted basis on the date the holders provided a conversion notice to the Company. As of June 30, 2024, the Company did not adjust the carrying value of the Series B Convertible Preferred Stock since it was not probable the holders would be unable to convert the Series B Convertible Preferred Stock into shares of common stock due to any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company.

The Company evaluated the Second Tranche Right under Accounting Standard Codification 480, Distinguishing Liabilities from Equity (“ASC 480”) and determined that it met the requirements for separate accounting from the initial issuance of Series B Convertible Preferred Stock as a freestanding financial instrument. The Company then determined the Second Tranche Right should be liability classified pursuant to ASC 480. As a result, the Company classified the Second Tranche Right as a non-current liability within the condensed consolidated balance sheets and the Second Tranche Right was initially recorded at fair value and is subsequently re-measured at fair value at the end of each reporting period. The fair value of the Second Tranche Right on the date of issuance was determined to be $6.9 million based on a Monte-Carlo valuation and the Company allocated $6.9 million of the Series B Convertible Preferred Stock Proceeds to this liability and recorded this amount as preferred stock tranche liability. On June 30, 2024, and December 31, 2023, the fair value of the Second Tranche Right was determined to be $0.0 million, and $4.2 million, respectively, and the Company recorded this amount as preferred stock tranche liability on the condensed consolidated balance sheets. The Second Tranche Right expired in July 2024. The Company recorded the mark-to-market adjustment of $10.2 million and $4.2 million for the three and six months ended June 30, 2024, respectively, under change in fair value of preferred stock tranche liability within the condensed consolidated statements of operations and loss. The Company recorded the mark-to-market adjustment of $4.0 million and $0.5 million for the three and six months ended June 30, 2023, respectively, under change in fair value of preferred stock tranche liability within the condensed consolidated statements of operations and loss.

The Company determined that all other features of the securities offered pursuant to the Securities Purchase Agreement were clearly and closely associated with the equity host and did not require bifurcation or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through June 30, 2024.

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

Stock options

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2024 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	2,270,359	$19.81	7.8	$559
Granted	179,251	6.07
Exercised	(21,978)	7.84
Forfeited/cancelled	(184,122)	15.41
Expired	(23,677)	162.38
Cancelled under the Option Exchange Program	(603,330)	30.58
Granted under the Option Exchange Program	603,330	11.44
Outstanding at June 30, 2024	2,219,833	$12.46	8.6	$—
Vested at June 30, 2024	594,357	$19.22	7.2	$—

The fair value of each stock option granted during the six months ended June 30, 2024 and 2023 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Six months ended June 30,
	2024	2023
Risk-free interest rate	4.11%	3.56%
Volatility	97%	90%
Dividend yield	—	—
Expected term (years)	5.8	6.1

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the six months ended June 30, 2024 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2023	209,289	$18.05
Granted	950,371	$5.07
Vested	(33,511)	$21.66
Forfeited/cancelled	(28,127)	$16.80
Outstanding at June 30, 2024	1,098,022	$6.74

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

For the six months ended June 30, 2024 and 2023, the Company recognized less than $0.1 million in each period of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the six months ended June 30, 2024, the Company issued 7,475 shares of common stock for proceeds of less than $0.1 million under the Amended and Restated 2018 ESPP.

12. Net loss per share

Basic loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. For purposes of calculating net loss per share, weighted-average number of common shares outstanding includes the weighted average effect of the pre-funded warrants issued in June 2023, the exercise of which required little or no consideration for the delivery of shares of common stock. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, restricted stock units, and employee stock purchase plan shares (using the “treasury stock” method), and the 5.00% Convertible Senior Notes due 2048 (the “2018 Notes”), Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock (using the “if-converted” method), unless their effect on net loss per share is anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Outstanding stock options	2,219,833	2,007,023	2,219,833	2,007,023
Outstanding restricted stock units	1,098,022	142,333	1,098,022	142,333
2018 Notes	—	3,489	—	3,489
Employee stock purchase plan	7,756	7,396	7,756	7,396
Series A Convertible Preferred Stock	833,333	833,333	833,333	833,333
Series B Convertible Preferred Stock	4,236,570	4,236,570	4,236,570	4,236,570
Total potentially dilutive securities	8,395,514	7,230,144	8,395,514	7,230,144

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

The Company evaluated the Secura APA in accordance with ASC 606 as the Company concluded that the counterparty, Secura, is a customer. The Company identified a bundled performance obligation consisting of delivery of the duvelisib global license and intellectual property, certain existing duvelisib inventory, certain duvelisib contracts and clinical trials, certain regulatory approvals, and certain regulatory documentation and books and records (the “Bundled Secura Performance Obligation”).

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

During the three and six months ended June 30, 2024, Secura achieved $100.0 million of total worldwide net sales of COPIKTRA which triggered a $10.0 million sales milestone payment to the Company under the Secura APA. The Company recognized $10.0 million of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive loss for the three and six months ended June 30, 2024. The Company determined all other future potential milestones and royalties were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of June 30, 2024. As part of the Company’s evaluation of the constraint, the Company considered several factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for an extended period of time. All future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved. The Company received the $10.0 million milestone payment in July 2024.

14. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2024 or 2023, due to the expected loss before income taxes to be incurred for the years ended December 31, 2024 and 2023, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

15. Commitments and contingencies

The Company has no other commitments other than minimum lease payments as disclosed in Note 8. Leases.

16. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. The Company is not aware of any material subsequent events other the following:

July 2024 Public Offering

On June 23, 2024, the Company entered into an underwriting agreement with Guggenheim Securities, LLC and Cantor, as representatives of several underwriters to offer 13,333,334 shares of the Company’s common stock and accompanying warrants to purchase up to 13,333,334 shares of its common stock at a combined offering price to the public of $3.00 per share and accompanying warrant. In lieu of common stock to certain investors, the Company offered pre-funded warrants to purchase up to an aggregate of 5,000,000 shares of its common stock and accompanying warrants to purchase up to 5,000,000 shares of its common stock at a combined offering price to the public of $2.999 per share of common stock underlying a pre-funded warrant and accompanying warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each such share of common stock underlying the pre-funded warrants (the offering shares of common stock, pre-funded warrants, collectively, the “July 2024 Offering”). The pre-funded warrants do not expire. The warrants have an exercise price of $3.50 per share, are exercisable immediately and expire 18 months from the date of issuance. The warrants are exercisable, at the option of each holder, in whole or in part by delivering a duly executed exercise notice and by payment in full of the exercise price for the number of shares of common stock purchased upon such exercise. Cashless exercise of the warrants are limited to certain circumstances as defined within the warrant.

The net proceeds from the offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $51.1 million. The offering closed on July 25, 2024.

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

OVERVIEW

We are a late-stage development biopharmaceutical company, with an ongoing registration directed trial, committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with cancer. Our pipeline is focused on RAS/ MAPK driven cancers, specifically novel drug candidates that inhibit signaling pathways critical to cancer cell survival and tumor growth, particularly RAF/MEK inhibition and FAK inhibition.

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

The combination of avutometinib and defactinib is clinically active in patients with KRAS mutant (“KRAS mt”) and KRAS wild-type (“KRAS wt”) recurrent LGSOC and has received breakthrough designation from the FDA for the treatment of all patients with recurrent LGSOC, regardless of KRAS status, after one or more prior lines of therapy including platinum-based chemotherapy. Avutometinib, alone or in combination with defactinib, has received orphan drug designation for the treatment of all patients with LGSOC in the United States. Defactinib has received orphan drug designation in ovarian cancer in the United States, the European Union, and Australia. In addition, the FDA granted orphan drug designation to avutometinib, in combination with defactinib, for the treatment of pancreatic cancer.

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

In May 2024, we announced updated results from the RAMP 201 study with a data cutoff of February 2024. In the RAMP 201 study, 115 patients with recurrent LGSOC were treated with the combination of avutometinib and defactinib, of which 109 patients had measurable tumor masses at baseline and were eligible for formal efficacy evaluation as of the data cutoff. As of the data cutoff, all patients had a minimum follow-up of five months since enrollment. Confirmed objective response rates by blinded independent central review for patients evaluable for efficacy were 27% in all patients, and 37% and 15% in KRAS mt (n=57) and KRAS wt (n=52) LGSOC, respectively. Of the 32 patients who remained on study treatment at the data cutoff, 14 reported a best response of stable disease or unconfirmed partial response and therefore have the potential to achieve a formal objective response upon further treatment. The majority of patients, 60% of evaluable patients (65/109) achieved either a complete response, partial response, or stable disease lasting 6 months or longer. The safety results were consistent with previously reported safety data, and the discontinuation rate due to adverse events was 9% in the study overall, as of the cutoff date.

In May 2024, we announced that we initiated the rolling submission of a New Drug Application (“NDA”) to the FDA seeking accelerated approval of the combination of avutometinib and defactinib for patients with recurrent KRAS mt LGSOC who received at least one prior systemic therapy. The rolling review process allows us to submit completed sections of an application for review by the FDA before all sections become available. The initial sections of the application will include the completed nonclinical and quality sections. We plan to seek the broadest label possible with mature RAMP 201 data to inform final indication. Based on discussions with the FDA, the primary efficacy analysis will be based on the RAMP 201 study with mature follow up and that the proposed indication for final submission of the clinical module may be expanded if the data demonstrates a substantial improvement over available therapy in the KRAS wt population. We plan to request a priority review of the NDA. Currently, there are no FDA-approved treatments specifically for recurrent LGSOC.

We estimate the total annual incident addressable market opportunity for the combination of avutometinib and defactinib to be approximately $300 million for KRAS mt and approximately $270 million KRAS wt populations, respectively. We estimate the total prevalent addressable market opportunity to be approximately $1.7 billion for KRAS mt and approximately $1.1 billion for KRAS wt populations, respectively. Our estimates of the patient population, pricing and revenue opportunities for its product candidates, including for KRAS mt and KRAS wt patients with LGSOC, are based on several internal and third-party estimates and assumptions, including, without limitation, internal forecasts, the median duration of treatment from initial interim clinical data and the assumed prices at which we can commercialize our product candidates. Specifically, our estimates of total addressable market opportunities are based on: (a) estimated annual incidence of KRAS mt and KRAS wt populations of approximately 500 and 1,000 patients, respectively, (b) estimated prevalence of KRAS mt and KRAS wt populations of approximately 2,800 and 4,200 patients, respectively, (c) the average duration of therapy as observed in Verastem clinical trials of 18 months and eight months for KRAS mt and KRAS wt populations, respectively, and (d) an estimated cost of therapy of $34,000 per month consistent with other recent oncology drug launches.

The average duration of therapy included in this calculation is based, in part, on the estimated duration of therapy for patients dosed with the combination of avutometinib and defactinib for the combined Parts A, B, and C in RAMP 201 as of the latest data cutoff in February 2024. Amongst 115 patients, 58 enrolled with KRAS mutated LGSOC and 57 had wild-type, or non-mutated, KRAS. The estimated median duration of therapy for all patients is nine months and the estimated mean duration of therapy is 14 months. For KRAS mt, the estimated median duration of therapy is 14 months and the estimated mean duration of therapy is 18 months with 31 patients still on treatment as of the data cutoff date. For KRAS wt, the estimated median duration of therapy is seven months and the estimated mean duration of therapy is 11 months with 12 patients still on treatment as of the data cutoff date.

Estimated median duration of therapy was calculated using Kaplan-Meier methods. Estimated mean duration of therapy was calculated by projecting complete time on treatment for patients still on treatment by sampling from an exponential distribution conditional on the observed duration through the cutoff date.

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

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (“Amgen”) to evaluate the combination of avutometinib with Amgen’s KRAS G12C inhibitor LUMAKRAS® (sotorasib) in a Phase 1/2 study entitled RAMP 203. The Phase 1/2 trial is evaluating the safety, tolerability and efficacy of avutometinib in combination with LUMAKRAS in patients with KRAS G12C NSCLC who have not been previously treated with a KRAS G12C inhibitor, as well as in patients who have progressed on a KRAS G12C inhibitor. The trial is building on preclinical data showing a deeper blockade of MAPK pathway signaling and enhanced anti-tumor efficacy with the combination of LUMAKRAS (KRAS G12C inhibition) and avutometinib (RAF/MEK inhibition) relative to either agent alone. The RAMP 203 study has progressed to the recommended Phase 2 dose of 4 mg avutometinib in combination with 960 mg of LUMAKRAS. RAMP 203 is currently enrolling patients in the dose expansion phase (Part B) for patients who are G12C inhibitor treatment naïve and for patients who have experienced disease progression on a prior G12C monotherapy. In October 2023, we announced initial safety and pharmacokinetics results, as well as preliminary efficacy results, from the RAMP 203 study which were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in October 2023. These preliminary results showed a confirmed overall response rate (“ORR”) of 25% (3/12) across efficacy-evaluable patients and seen in both KRAS G12C inhibitor resistant (14.3%; 1/7) and naïve (40%; 2/5) patients. In January 2024, the FDA granted fast track designation for combination of avutometinib and LUMAKRAS for the treatment of patients with KRAS G12C-mutant metastatic NSCLC who have received at least one prior systemic therapy and have not been previously treated with a KRAS G12C inhibitor. Based on stronger tumor regressions in KRAS G12C-mutant NSCLC preclinical models when a FAK inhibitor is added along with G12C inhibitor and avutometinib, defactinib is being added to the RAMP 203 study. We plan to provide data updates from the RAMP 203 study in the second half of 2024.

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

In May 2022, we received the first “Therapeutic Accelerator Award” from PanCAN for up to $3.8 million. The grant is supporting a Phase 1b/2 clinical trial of avutometinib in combination with defactinib entitled RAMP 205. RAMP

205 is evaluating the safety, tolerability and efficacy of avutometinib and defactinib in combination with GEMZAR® (gemcitabine) and ABRAXANE® (Nab-paclitaxel) in patients with previously untreated metastatic adenocarcinoma of the pancreas. The RAMP 205 trial is evaluating whether combining avutometinib (to target mutant KRAS which is mutated in more than 90% of pancreatic adenocarcinomas) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with pancreatic adenocarcinoma. In August 2022, PanCAN agreed to provide us with an additional $0.5 million for the collection and translational analysis of patient samples.  The RAMP 205 trial is open and enrolling. Combination dose evaluation is ongoing. As of a data cut of May 14, 2024, we reported patients receiving the combination of avutometinib and defactinib with gemcitabine and Nab-paclitaxel in dose level 1 cohort achieved a confirmed ORR of 83% (5/6), one dose-limiting toxicity was observed in the dose level 1 cohort, and the dose level was subsequently cleared after additional patients were enrolled. The initial interim results were presented at the American Society of Clinical Oncology Annual Meeting in June 2024.

Furthermore, avutometinib and defactinib are currently being investigated in combination with immunotherapeutic and other agents through investigator sponsored trials (“ISTs”) for the treatment of various solid tumors, including, but not limited to, CRC, gynecological cancer with MAPK pathway alterations, breast cancer, thyroid cancer and melanoma.

In August 2023, we entered into a collaboration and option agreement (the “GenFleet Agreement”) with GenFleet pursuant to which GenFleet granted us options to obtain exclusive development and commercialization rights worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (the “GenFleet Territory”) for up to three oncology programs targeting RAS pathway driven cancers (the “GenFleet Options”). We may exercise our GenFleet Options on a program-by-program basis. The collaboration builds on the strengths of both companies in oncology small molecule drug development, enabling us to partner our clinical development and regulatory expertise with GenFleet’s accomplished discovery capabilities. This synergistic collaboration includes our experience and established network of collaborators, including scientific and clinical experts in RAS biology and RAS pathway-driven cancers and GenFleet’s accomplishments with its KRAS G12C inhibitor program. In December 2023, we announced the selection of an orally bioavailable, potent and selective small molecule KRAS G12D (ON/OFF) inhibitor entitled GFH375/VS-7375 with a potential best-in-class profile as the lead program from our collaboration with GenFleet. An investigational NDA by GenFleet in China for GFH375/VS-7375, was cleared in June 2024, following which GenFleet initiated a Phase 1/2 study in solid tumors with KRAS G12D mutation for GFH375/VS-7375 in China in June 2024. In July 2024, we announced that the first patient had been dosed in a Phase 1/2 trial in China, conducted by GenFleet, evaluating GFH375/VS-7375. The Phase 1 study is being conducted in approximately 20 hospitals in China and will evaluate the safety and efficacy of GFH375/VS-7375 in patients with advanced KRAS G12D mutant solid tumors. The Phase 1 study will determine the recommended Phase 2 dose and then further evaluate in Phase 2 the efficacy and safety of GFH375/VS-7375 in patients with advanced solid tumors, such as pancreatic ductal adenocarcinoma, colorectal cancer and non-small cell lung cancer.

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

As of June 30, 2024, we had an accumulated deficit of $867.0 million. Our net loss was $8.3 million, $42.1 million, $24.3 million and $40.0 million for the three and six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had cash, cash equivalents, and investments of $83.4 million. On July 25, 2024, we received net proceeds of approximately $51.1 million from the sale of 13,333,334 shares of our common stock and accompany warrants to purchase up to 13,333,334 shares of our common stock and pre-funded warrants to purchase up to an aggregate of 5,000,000 shares of common stock and accompanying warrants to purchase up to 5,000,000 shares of our common stock. Refer to Note 16. Subsequent Events our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the July 2024 Offering. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the consolidated financial statements. We anticipate operating losses may continue for the foreseeable future since we do not yet have regulatory approval to sell any of our product candidates, and we continue to incur operating costs to execute our strategic plan, including costs related to research and development of our product candidates and commercial readiness activities. As a result of the assessment in accordance with the applicable accounting standards, these conditions raise substantial doubt about our ability to continue as a going concern for 12 months after the date the condensed consolidated financial statements are issued.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023, related to revenue recognition, collaborative agreements, accrued and prepaid research and development expenses, and stock-based compensation. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2024 and 2023

	Three months ended June 30,
	(dollar amounts in thousands)
	2024	2023	Change	% Change
Revenue:
Sale of COPIKTRA license and related assets	10,000	—	10,000	100%
Total revenue	10,000	—	10,000	100%
Operating expenses:
Research and development	18,062	12,893	5,169	40%
Selling, general and administrative	10,215	7,399	2,816	38%
Total operating expenses	28,277	20,292	7,985	39%
Loss from operations	(18,277)	(20,292)	2,015	(10)%
Other expense	(24)	(40)	16	(40)%
Interest income	983	1,122	(139)	(12)%
Interest expense	(1,138)	(1,121)	(17)	2%
Change in fair value of preferred stock tranche liability	10,200	(3,950)	14,150	(358)%
Net loss	$(8,256)	$(24,281)	$16,025	(66)%

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the three months ended June 30, 2024 (the “2024 Quarter”) was $10.0 million compared to $0.0 million for the three months ended June 30, 2023 (the “2023 Quarter”). Sale of COPIKTRA license and related assets revenue for the 2024 Quarter was comprised of one sales milestone of $10.0 million due Secura achieving cumulative worldwide net sales of COPIKTRA exceeding $100.0 million during the 2024 Quarter. The $10.0 million milestone payment was received by us in July 2024.

Research and development expense. Research and development expense for the 2024 Quarter was $18.1 million compared to $12.9 million for the 2023 Quarter. The $5.2 million increase from the 2023 Quarter to the 2024 Quarter was primarily driven by an increase of $2.6 million in contract research organization (“CRO”) costs, an increase of $1.1 million in consulting costs, an increase of $0.7 million in investigator fees, an increase of $0.4 million in personnel costs, including non-cash stock compensation and an increase of $0.4 million in clinical supply costs.

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

	Three months ended June 30,
	2024	2023	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib	$9,853	$5,462	$4,391
Avutometinib + other combinations	1,597	1,453	144
Avutometinib manufacturing and non-clinical trial specific	579	1,122	(543)
GenFleet	235	—	235
COPIKTRA	2	49	(47)
Unallocated costs
Personnel costs, excluding stock-based compensation	3,339	2,979	360
Stock-based compensation expense	522	503	19
Other unallocated expenses	1,935	1,325	610
Total research and development expense	$18,062	$12,893	$5,169

The $4.4 million increase in avutometinib + defactinib costs from the 2023 Quarter to the 2024 Quarter was primarily driven by an increase in RAMP 301 study costs, an increase in drug metabolism and pharmacokinetics costs, and an increase in RAMP 205 study costs, partially offset by a decrease in RAMP 202 study costs. The $0.5 million decrease in avutometinib manufacturing and non-clinical trial specific costs from the 2023 Quarter to the 2024 Quarter was primarily driven by a decrease in drug substance and drug product costs.

Selling, general and administrative expense. Selling, general and administrative expense for the 2024 Quarter was $10.2 million compared to $7.4 million for the 2023 Quarter. The increase of $2.8 million from the 2023 Quarter to the 2024 Quarter primarily resulted from an increase of $2.1 million of costs in anticipation of potential launch of avutometinib and defactinib in LGSOC and an increase of $1.2 million in personnel costs, including non-cash stock compensation, partially offset by a decrease of $0.5 million in travel and other costs.

Other expense. Other expense for the 2024 Quarter and 2023 Quarter was less than $0.1 million. Other expense for the 2024 Quarter and 2023 Quarter was comprised of transaction losses due to changes in foreign currency exchange rates.

Interest income. Interest income for the 2024 Quarter was $1.0 million compared to $1.1 million for the 2023 Quarter. The decrease of $0.1 million from the 2023 Quarter to the 2024 Quarter in interest income was primarily due to the decrease in investment balances on short term investments and cash equivalents during each respective quarter.

Interest expense. Interest expense for the 2024 Quarter and 2023 Quarter was $1.1 million. Interest expense for the 2024 Quarter and 2023 Quarter was primarily comprised of interest expense pursuant to the loan and security agreement entered into with Oxford on March 25. 2022.

Change in fair value of preferred stock tranche liability. The change in fair value of the preferred stock tranche liability was $10.2 million income for the 2024 Quarter compared to $4.0 million expense for the 2023 Quarter. The change in fair value of preferred stock tranche liability was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Securities Purchase Agreement. The fair value of the preferred stock tranche liability decreased from $10.2 million at the beginning of the 2024 Quarter to $0.0 million at the end of the 2024 Quarter resulting in $10.2 million income in the 2024 Quarter. The fair value of the preferred stock tranche liability increased from $3.5 million at the beginning of the 2023 Quarter to $7.5 million at the end of the 2023 Quarter resulting in $4.0 million expense in the 2023 Quarter.

Comparison of the six months ended June 30, 2024 and 2023

	Six months ended June 30,
	(dollar amounts in thousands)
	2024	2023	Change	% Change
Revenue:
Sale of COPIKTRA license and related assets	$10,000	$—	$10,000	100%
Total revenue	10,000	—	10,000	100%
Operating expenses:
Research and development	35,769	24,908	10,861	44%
Selling, general and administrative	20,567	14,728	5,839	40%
Total operating expenses	56,336	39,636	16,700	42%
Loss from operations	(46,336)	(39,636)	(6,700)	17%
Other expense	(54)	(47)	(7)	15%
Interest income	2,350	2,098	252	12%
Interest expense	(2,268)	(1,890)	(378)	20%
Change in fair value of preferred stock tranche liability	4,189	(520)	4,709	(906)%
Net loss	$(42,119)	$(39,995)	$(2,124)	5%

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the six months ended June 30, 2024 (the “2024 Period”) was $10.0 million compared to $0.0 million for the six months ended June 30, 2023 (the “2023 Period”). Sale of COPIKTRA license and related assets revenue for the 2024 Period was comprised of one sales milestone of $10.0 million due Secura achieving cumulative worldwide net sales of COPIKTRA exceeding $100.0 million during the 2024 Period. The $10.0 million milestone payment was received by us in July 2024.

Research and development expense. Research and development expense for the 2024 Period was $35.8 million compared to $24.9 million for the 2023 Period. The $10.9 million increase from the 2023 Period to the 2024 Period was primarily driven by an increase of $4.2 million in CRO costs, an increase of $2.0 million in investigator fees, an increase of $1.9 million in consulting costs, an increase of $1.3 million in personnel costs, including non-cash stock compensation, an increase of $1.0 million in clinical supply costs and an increase of $0.5 million in other R&D costs.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the 2024 Period and the 2023 Period.

	Six months ended June 30,
	2024	2023	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib	$18,889	$10,196	$8,693
Avutometinib + other combinations	3,354	2,571	783
Avutometinib manufacturing and non-clinical trial specific	1,150	2,777	(1,627)
GenFleet	429	—	429
COPIKTRA	3	79	(76)
Unallocated costs
Personnel costs, excluding stock-based compensation	7,159	5,891	1,268
Stock-based compensation expense	1,003	964	39
Other unallocated expenses	3,782	2,430	1,352
Total research and development expense	$35,769	$24,908	$10,861

The $8.7 million increase in avutometinib + defactinib costs from the 2023 Period to the 2024 Period was primarily driven by an increase in RAMP 301 study costs, an increase in drug metabolism and pharmacokinetics costs, an increase in RAMP 205 study costs, and an increase consulting costs, partially offset by a decrease in RAMP 202 study costs. The $0.8 million increase in avutometinib and other combination costs from the 2023 Period to the 2024 Period was primarily driven by an increase in investigator payments. The $1.6 million decrease in avutometinib manufacturing and non-clinical trial specific costs from the 2023 Period to the 2024 Period was primarily driven by a decrease in avutometinib drug substance costs.

Selling, general and administrative expense. Selling, general and administrative expense for the 2024 Period was $20.6 million compared to $14.7 million for the 2023 Period. The increase of $5.9 million from the 2023 Period to the 2024 Period primarily resulted from an increase of $4.1 million in costs in anticipation of potential launch of avutometinib and defactinib in LGSOC, an increase of $2.4 million in personnel costs, including non-cash stock compensation, and partially offset by a decrease of $0.6 million of costs associated with financing activities in the 2023 Period.

Other expense. Other expense for the 2024 Period was $0.1 million compared to other expense of less than $0.1 million in the 2023 Period. Other expense for the 2024 Period was comprised of transaction losses due to changes in foreign currency exchange rates. Other expense for the 2023 Period was comprised of a gain on the sale of fixed assets and transaction losses due to changes in foreign currency exchange rates.

Interest income. Interest income for the 2024 Period was $2.4 million compared to $2.1 million for the 2023 Period. The increase of $0.3 million from the 2023 Period to the 2024 Period was primarily driven by an increase in investment balances on short term investments and cash equivalents during each respective period.

Interest expense. Interest expense for the 2024 Period was $2.3 million compared to $1.9 million for the 2023 Period. The increase of $0.4 million from the 2023 Period to the 2024 Period was primarily driven additional interest expense in the 2024 Period pursuant to the Loan Agreement as a result of the additional $15.0 million debt drawdown on March 22, 2023.

Change in fair value of preferred stock tranche liability. The change in fair value of the preferred stock tranche liability was $4.2 million income for the 2024 Period compared to $0.5 million expense for the 2023 Period. The change in fair value of preferred stock tranche liability was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Securities Purchase Agreement. The fair value of the preferred stock tranche liability decreased from $4.2 million at the beginning of the 2024 Period to $0.0 million at the end of the 2024 Period resulting in $4.2 million income in the 2024 Period. The fair value of the preferred stock tranche liability increased from $6.9 million upon issuance on January 24, 2023, to $7.5 million at the end of the 2023 Period resulting in $0.5 million expense in the 2023 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public and private offerings of our common stock, common warrants and pre-funded warrants, offerings of convertible notes, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the upfront payments under our license and collaboration agreements with Sanofi, Yakult, and CSPC, the upfront payment under the Secura APA, the proceeds in connection with the PIPE, the Loan Agreement with Oxford, and the issuance of Series B Convertible Preferred Stock. With the commercial launch of COPIKTRA in the United States in September 2018 through our ownership period ending in September 2020, we financed a portion of our operations through product revenue. As of September 30, 2020, we have sold our COPIKTRA license and no longer sell COPIKTRA in the United States. We expect to finance a portion of our business through future potential milestones and royalties received pursuant to the Secura APA.

As of June 30, 2024, we had $83.4 million of cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, U.S. government agency bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 14, 2024, and under “Risk Factors” in this Quarterly Report on Form 10-Q.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2024 Quarter and the 2023 Quarter (in thousands):

	Six months ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(55,877)	$(40,190)
Investing activities	59,972	13,196
Financing activities	441	135,531
Increase in cash, cash equivalents and restricted cash	$4,536	$108,537

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges and adjustments was $43.4 million and $36.7 million for the 2024 Period and the 2023 Period, respectively. Non-cash charges and adjustments were primarily related to the changes in fair value of the preferred stock tranche liability and stock-based compensation expense in the 2024 Period and 2023 Period. Our cash outflow from operating activities due to changes in operating assets and liabilities was $12.5 million and $3.5 million for the 2024 Period and the 2023 Period, respectively. Cash outflow due to changes in operating assets and liabilities for the 2024 Period was primarily driven by an increase of $10.0 million of accounts receivable, $0.8 million of grant receivable, a decrease of $0.7 million of accrued expenses and other liabilities, a decrease of $0.5 million of accounts payable, and a decrease of $0.3 million of deferred liabilities, Cash outflow due to changes in operating assets and liabilities for the 2023 Period was primarily driven by a decrease of $1.6 million in accrued expenses and other liabilities, an increase of $1.5 million in prepaid expenses, other current assets and other assets and a decrease of $0.4 million in accounts payable. The increases in both periods in prepaid expenses, other current assets, and other asserts is exclusive of cash received from PanCAN and used on the RAMP 205 study. Cash used in operating activities was $55.9 million and $40.2 million for the 2024 Period and the 2023 Period, respectively.

Investing activities. The cash provided by investing activities for the 2024 Period relates to maturities of investments of $60.0 million, partially offset by a purchase of property and equipment of less than $0.1 million. The cash used by investing activities for the 2023 Period primarily relates to the net maturities of investments of $13.2 million.

Financing activities. The cash provided by financing activities for the 2024 Period represents $1.3 million of proceeds received from insurance premium financing and $0.2 million of proceeds received from exercise of stock options and our employee stock purchase plan, partially offset by $0.8 million of payments on insurance premium financing, $0.2 million of payments of deferred issuance costs, and $0.2 million of fees paid to the Lenders to amend our Loan Agreement with Oxford. The cash provided by financing activities for the 2023 Period primarily represents $91.9 million of proceeds from the public offering of common stock and pre-funded warrants, net of issuance costs, $28.1 million of proceeds received from issuance of Series B Convertible Preferred Stock, net of issuance costs, $14.9 million of proceeds received pursuant to the Loan Agreement, $1.4 million of proceeds received from insurance premium financing and less than $0.1 million of proceeds received related to our employee stock purchase plan, partially offset by $0.9 million of payments on insurance premium financing. Refer to Note 9. Notes Payable to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the finance agreement with AFCO related to insurance premium financing and the monthly payments of principal and interest related thereto; Note 7. Debt to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the Loan Agreement; and Note 10. Capital Stock to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the June 2023 Offering of common stock and pre-funded warrants, and the January 2023 offering of our Series B Convertible Preferred Stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $83.4 million as of June 30, 2024 consisting of cash, U.S. Government money market funds, U.S. government agency bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, an immaterial amount of our total liabilities were denominated in currencies other than the functional currency.

As of June 30, 2024, we have borrowed $40.0 million under the Loan Agreement. The Term Loans under the Loan Agreement bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Changes in interest rates can cause interest charges to fluctuate under the Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three and six months ended June 30, 2024 due to the overall interest rate floor and cap.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 14, 2024. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than as set forth below.

The market opportunities for our product candidates can be smaller than we estimate or the approvals that we obtain may be based on a narrower definition of the patient population.

The potential market opportunity for our product candidates is difficult to estimate precisely. For example, the number of patients suffering from each of recurrent KRAS mutant LGSOC and KRAS wt LGSOC populations we are targeting is small and has not been established with precision. Due to the rarity of our target indications, there is no comprehensive patient registry or other method of establishing with precision the actual number of patients with KRAS mutant LGSOC and KRAS wt LGSOC. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. We make estimates regarding the incidence and prevalence of target patient populations, the rate of recurrence and the median survival for particular diseases, including with respect to LGSOC, based on various third-party sources and internally generated analysis and use such estimates in making decisions regarding our drug development strategy determining indications on which to focus in preclinical or clinical trials.

Our estimates of the patient population, pricing and revenue opportunities for our product candidates, including for KRAS mt and KRAS wt patients with LGSOC, are based on a number of internal and third-party estimates, including, without limitation, internal forecasts of potential market penetration, the median duration of treatment from initial interim clinical data and the assumed prices at which we can commercialize our product candidates. These estimates may be inaccurate or based on imprecise data. For example, if approved by the FDA, the market opportunity of our product candidates will depend on, among other things, acceptance by the medical community, patient access, drug pricing and reimbursement. The number of patients in the addressable market may turn out to be lower than we estimate, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which may significantly harm our business, financial condition, results of operations, and prospects.

In addition, if any approval that we obtain is based on a narrower definition of patient populations than we had anticipated, the potential market for our product candidates will be smaller than our current estimates. A smaller patient population in our target indications would have a materially adverse effect on our ability to achieve commercialization and generate revenues.

Interim, initial “top-line” and preliminary data or statistical analyses and projections based thereon, may not be predictive of the results from final, more mature clinical data.

Interim, initial “top-line,” and preliminary data or statistical analyses from clinical trials, including the estimated and projected duration of therapy for RAMP 201 patients based on initial topline results with a minimum of five months follow up and the initial interim RAMP 205 trial data, may change as more mature patient data becomes available, may be more or less positive than the final data, and may be subject to audit and verification procedures that could result in material changes in the mature data. Thus, such interim and projected data should be considered carefully and with caution and may not necessarily be predictive of the results from final, more mature clinical data.

The estimated mean and median duration of therapy of patients in our RAMP 201 trial are based on interim clinical data and estimates and projections extrapolated thereof. Such interim results and the estimated projections based thereon may not be reproduced in any current or potential future clinical trials, and thus should be considered carefully and with caution, and may not necessarily be predictive of the results from final, more mature clinical data. More mature data from the RAMP 201 trial may materially differ from and be less positive than the interim and initial topline data reported herein material adverse differences in final data, compared to preliminary or interim data, could severely and adversely affect our financial results, business and business prospects, including our estimates of the addressable market opportunity.

The FDA and other comparable regulatory authorities could require clearance or approval of an in vitro diagnostic or companion diagnostic device as a condition of approval for any product candidates that require or would commercially benefit from such tests, including the combination of avutometinib and defactinib. If we are unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates and our drug development strategy and operational results may be harmed.

If safe and effective use of any of our product candidates depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that test, known as a companion diagnostic, at the same time that the FDA approves our product candidates. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA and other comparable regulatory authorities as medical devices and require separate regulatory authorization from therapeutic approval prior to commercialization. The development programs for some of our product candidates contemplate working with developers or obtaining access to marketed companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, in connection with our rolling NDA submission for the combination of avutometinib and defactinib for patients with recurrent KRAS mt LGSOC, we may be required to obtain FDA approval or clearance of a companion diagnostic.

If safe and effective use of any of our product candidates we may develop depends on a companion diagnostic, we may not receive marketing approval, or marketing approval may be delayed, if we are unable to or are delayed in developing, identifying, or obtaining regulatory approval or clearance for the companion diagnostic product for use with our product candidate. In addition., the process of obtaining or creating such companion diagnostics is time consuming and costly and we, and/or future collaborators, may encounter difficulties in developing and obtaining regulatory clearance or approval for the companion diagnostics.

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

4.1		Form of Pre-Funded Warrant to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 25, 2024).
4.2		Form of Warrant to Purchase Stock (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 25, 2024).
10.1	*	Amended and Restated 2021 Equity Incentive Plan.
31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*

Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on August 8, 2024 (furnished herewith).
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Current Report on form 10-Q, formatted in Inline XBRL

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: August 8, 2024	By:	/s/ DANIEL W. PATERSON

Daniel W. Paterson
President and Chief Executive Officer
(Principal executive officer)

Date: August 8, 2024	By:	/s/ DANIEL CALKINS

Daniel Calkins
Chief Financial Officer
(Principal financial and accounting officer)