Form 10-K
period 2024-12-31
Verastem, Inc.
filed 2025-03-20
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024 was $79,628,327.

The number of shares outstanding of the registrant’s common stock as of March 19, 2025 was 51,486,705

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on May 22, 2025 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “believe,” “estimate,” “forecast,” “goal,” “potentially,” “project,” and other words of similar meaning. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding our strategy, future operations, future financial position, including our ability to continue as a going concern through one year from the date of the audited financial statements for the year ended December 31, 2024, future revenues, projected costs, prospects, plans and objectives of management. Such statements relate to, among other things, the development and activity of our programs and product candidates, avutometinib (rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) program) and defactinib (focal adhesion kinase (“FAK”) program), the timing and outcome of the U.S. Food & Drug Administration’s (the “FDA”) review of our New Drug Application (“NDA”) submission for the avutometinib and defactinib combination for previously treated low-grade serous ovarian cancer (“LGSOC”) with a KRAS mutation, the structure and potential clinical value of our completed, planned and pending clinical trials, including the RAMP 201, RAMP 203, RAMP 205 and RAMP 301 trials; the timing of commencing and completing trials, including topline data reports, our interactions with regulators; the timeline and indications for clinical development, regulatory submissions and the potential for and timing of commercialization of our product candidates; the potential for additional development programs involving the Company’s lead compound and the potential market opportunities thereof; the expected outcome and benefits of our collaboration with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”) and the estimated addressable markets for, and anticipated market opportunities of our drug candidates.

Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statement. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the success in the development and potential commercialization of our product candidates, including avutometinib in combination with other compounds, including defactinib, LUMAKRAS® and others; the uncertainties inherent in research and development, such as negative or unexpected results of clinical trials; the occurrence or timing of applications for our product candidates that may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve any such applications that may be filed for our product candidates and, if approved, whether our product candidates will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding trial design, labeling and other matters that could affect the timing, availability or commercial potential of our product candidates; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; that the market opportunities of our drug candidates are based on internal and third-party estimates which may prove to be incorrect; that third- party payors (including government agencies) may not reimburse; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected, which may delay our development programs, including delays in review by the FDA of our NDA submission in recurrent Kirsten rat sarcoma viral oncogene homolog (“KRAS”) mutant LGSOC if enrollment in our confirmatory trial is not well underway at the time of review, or that the FDA may require the Company to have completed enrollment or to enroll additional patients in the Company’s ongoing RAMP-301 confirmatory Phase 3 clinical trial prior to the FDA taking action on our NDA seeking accelerated approval; risks associated with preliminary and interim data, which may not be representative of more mature data, including with respect to interim duration of therapy data; that our product candidates may cause adverse safety events and/or unexpected concerns may arise from additional data or analysis, or result in unmanageable safety profiles as compared to their levels of efficacy; that we may be unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so; that the mature RAMP 201 data and associated discussions with the FDA may not support the scope of our NDA submission for the avutometinib and defactinib combination in LGSOC including with respect to KRAS wild-type (“KRAS wt”) LGSOC; that our product candidates may experience manufacturing or supply interruptions or failures; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on may fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for our product candidates; that we may be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates may take longer or cost more than planned, including as a result of conducting additional studies or our decisions regarding execution of such commercialization; that we may not have sufficient cash to fund our contemplated operations, including certain of our product development programs; that we may not attract and retain high quality personnel; that we or Chugai Pharmaceutical, Co. Ltd. (“Chugai”) may fail to fully perform under the avutometinib license agreement; that we or Secura Bio, Inc. (“Secura”) may fail to fully perform under the asset purchase agreement with Secura, including in relation to milestone payments; that we may not see a return on investment on the payments we have and may continue to make pursuant to the collaboration and option agreement with GenFleet or that GenFleet may fail to fully perform under the agreement; that we may not be able to establish new or expand on existing collaborations or partnerships, including with respect to in-licensing of our product candidates, on favorable terms, or at all; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we may not pursue or submit regulatory filings for our product candidates; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified under the heading “Risk Factors” in this Annual Report on Form 10-K, and in any subsequent filings with the Securities and Exchange Commission (“SEC”).

As a result of these and other factors, we may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. The forward-looking statements contained in this Annual Report on Form 10-K reflect our views as of the date hereof. We do not assume and specifically disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.

PART I

Item 1. Business

OVERVIEW

We are a late-stage development biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with ras sarcoma (“RAS”)/ mitogen activated pathway kinase (“MAPK”) pathway-driven cancers. Our pipeline is focused on novel small molecule drugs that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including RAF/MEK inhibition, FAK inhibition and KRAS G12D inhibition.

Our most advanced product candidates, avutometinib and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, but not limited to LGSOC, non-small cell lung cancer (“NSCLC”) and pancreatic cancer. We believe that avutometinib may be beneficial as a therapeutic, both as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors, or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

Avutometinib is an oral RAF/MEK clamp that inhibits MEK1/2 kinase activities and induces inactive complexes of MEK with A-Raf proto-oncogene, serine/threonine kinase (“ARAF”), B-Raf proto-oncogene serine/threonine kinase (“BRAF”) and C-raf proto-oncogene serine/threonine kinase (“CRAF”), potentially creating a more complete and durable anti-tumor response through maximal RAS/MAPK pathway inhibition. In contrast to currently available MEK-only inhibitors, avutometinib blocks both MEK kinase activity and the ability of RAF to phosphorylate MEK. We believe that this unique mechanism allows avutometinib to block MEK signaling without the compensatory activation of MEK that appears to limit the response achieved with the MEK-only inhibitors.

Defactinib is an oral, selective inhibitor of FAK and proline-rich tyrosine kinase (“PYK2”), the two members of the focal adhesion kinase family of non-receptor protein tyrosine kinases. FAK and PYK2 integrate signals from integrin and growth factor receptors to regulate cell proliferation, survival, migration, and invasion. FAK activation has been shown to mediate resistance to multiple anti-cancer agents, including RAF and MEK inhibitors.

The combination of avutometinib and defactinib is clinically active in patients with KRAS mutant (“KRAS mt”) and KRAS wt recurrent LGSOC and has received breakthrough designation from the FDA for the treatment of all patients with recurrent LGSOC, regardless of KRAS status, after one or more prior lines of therapy including platinum-based chemotherapy. Avutometinib, alone or in combination with defactinib, has received orphan drug designation for the treatment of all patients with LGSOC in the United States. Defactinib has received orphan drug designation in ovarian cancer in the United States, the European Union, and Australia. In addition, the FDA granted orphan drug designation to avutometinib, in combination with defactinib, for the treatment of pancreatic cancer.

In the fourth quarter of 2020, we commenced a registration-directed trial investigating avutometinib in combination with defactinib for the treatment of patients with recurrent LGSOC entitled RAMP 201 study. We use the term “RAMP” to refer to our RAF and MEK Program. The RAMP 201 study is an adaptive two-part multicenter, parallel cohort, randomized, open label trial evaluating the efficacy and safety of avutometinib alone and in combination with defactinib in patients with recurrent LGSOC.

In October 2024, we announced updated results from the RAMP 201 study with a data cutoff of June 30, 2024, that was presented at the International Gynecologic Cancer Society (“IGCS”) 2024 Annual Meeting. The primary analysis of the RAMP 201 study showed a confirmed overall response rate (“ORR”) by blinded independent central review of 31% (34/109; 95% CI: 23-41) in all evaluable patients with measurable disease with approximately 12 months of follow up. Among patients with KRAS mt LGSOC, the confirmed ORR was 44% (25/57; 95% CI: 31-58) and for patients with KRAS wt LGSOC the confirmed ORR was 17% (9/52; 95% CI: 8-30). The median duration of response was 31.1 months (95% CI: 14.8-31.1) in all evaluable patients, with 31.1 months (95% CI: 14.8-31.1) in the KRAS mt population and 9.2 months (95% CI: 5.5-NEi) in the KRAS wt population. The median progression-free survival was 12.9 months (95% CI: 10.9-20.2) in all evaluable patients, with 22 months (95% CI: 11.1-36.6) in the KRAS mt population and 12.8 months (95% CI: 7.4-18.4) in the KRAS wt population. The disease control rate at six or more months was 61% in the total evaluable population, 70% in KRAS mt population and 50% in KRAS wt population. The updated data continues to demonstrate avutometinib in combination with defactinib is generally well-tolerated, with a 10% discontinuation rate due to adverse events and no new safety signals were identified. The most common treatment-related adverse events (all grades, grade ≥3) for the combination were nausea (67.0%, 2.6%), diarrhea (58.3%, 7.8%), and increased blood creatine phosphokinase levels (60.0%, 24.3%).

In December 2023, we announced initiation of a confirmatory Phase 3 trial to evaluate the combination of avutometinib and defactinib for the treatment of patients with recurrent LGSOC entitled RAMP 301. RAMP 301 is a randomized global confirmatory trial, which is evaluating the efficacy and safety of avutometinib and defactinib versus standard of care chemotherapy or hormonal therapy in patients with recurrent LGSOC. RAMP 301 will serve as the confirmatory study required by the FDA for the combination of avutometinib and defactinib for the initial indication of recurrent KRAS mt LGSOC to potentially receive full approval and has the potential to support an expanded indication regardless of KRAS mutation status. RAMP 301 is currently open and enrolling patients.

On October 31, 2024, we completed our rolling NDA submission to the FDA for avutometinib and defactinib for treatment of adults with recurrent KRAS mt LGSOC who received at least one prior systemic therapy. On December 30, 2024, the FDA accepted for review our NDA under the accelerated approval pathway and granted priority review for avutometinib and defactinib for treatment of adult patients with recurrent KRAS mt LGSOC who received at least one prior systemic therapy and designated June 30, 2025 as the Prescription Drug User Fee Act (“PDUFA”) action date. In addition, at the time the FDA accepted our NDA for review, the FDA stated that it is not planning to hold an advisory committee meeting to discuss the application. The NDA was based on the positive, mature safety and efficacy data from the RAMP 201 trial as presented at the IGCS 2024 Annual Meeting. The NDA also includes supportive data from the FRAME Phase 1 trial, the first study conducted with the combination therapy in recurrent LGSOC. We intend to initiate discussions with other global regulatory authorities, including those in Europe and Japan with the objective of ultimately seeking approval for the combination in additional regions.

We estimate the total annual incident addressable market opportunity in the United States for the combination of avutometinib and defactinib to be approximately $300 million for KRAS mt. We estimate the total prevalent addressable market opportunity to be approximately $1.7 billion for KRAS mt. Our estimates of the patient population, pricing and revenue opportunities for our product candidates, including for KRAS mt patients with recurrent LGSOC, are based on several internal and third-party estimates and assumptions, including, without limitation, internal forecasts, the median duration of treatment from initial interim clinical data and the assumed prices at which we can commercialize our product candidates.

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (“Amgen”) to evaluate the combination of avutometinib with Amgen’s KRAS G12C inhibitor LUMAKRAS® (sotorasib) in a Phase 1/2 study entitled RAMP 203. The Phase 1/2 trial began evaluating the safety, tolerability and efficacy of avutometinib in combination with LUMAKRAS in patients with KRAS G12C NSCLC who have not been previously treated with a KRAS G12C inhibitor, as well as in patients who have progressed on a KRAS G12C inhibitor. The trial built upon initial preclinical data showing enhanced anti-tumor efficacy with the combination of LUMAKRAS (KRAS G12C inhibition) and avutometinib (RAF/MEK inhibition) relative to either agent alone. In October 2023, we announced initial safety and pharmacokinetics results, as well as preliminary efficacy results, from the RAMP 203 study which were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in October 2023. These preliminary results showed a confirmed ORR of 25% (3/12) across efficacy-evaluable patients and seen in both KRAS G12C inhibitor resistant (14.3%; 1/7) and naïve (40%; 2/5) patients. In January 2024, the FDA granted fast track designation for combination of avutometinib and LUMAKRAS for the treatment of patients with KRAS G12C-mutant metastatic NSCLC who have received at least one prior systemic therapy and have not been previously treated with a KRAS G12C inhibitor. The RAMP 203 study has progressed to the recommended Phase 2 dose of 4 mg avutometinib in combination with 960 mg of LUMAKRAS for the doublet of avutometinib and LUMAKRAS. RAMP 203 is currently enrolling patients who have experienced disease progression on a KRAS G12C inhibitor in the dose expansion phase (Part B) and is on track to complete by end of quarter 1 of 2025. Enrollment of patients without prior G12C treatment to the initial doublet dose expansion phase has completed.

Based on emerging data demonstrating improved tumor regressions in KRAS G12C-mutant NSCLC preclinical models when a FAK inhibitor is combined with a G12C inhibitor and avutometinib, defactinib was added to the RAMP 203 study in new triplet cohorts in 2024. In December 2024, we announced three patients whose cancer previously progressed on a G12C inhibitor have been treated with the triplet combination of sotorasib 960 mg administered daily on a continuous schedule and avutometinib 3.2 mg twice-weekly plus defactinib 200 mg twice-daily. Avutometinib and defactinib are administered on a three out of four weeks schedule. There were no dose limiting toxicities (“DLTs”) observed in the first triplet combination cohort. We expect to present an interim update of both the doublet and triplet data at a medical meeting in the second half of 2025.

In May 2022, we received the first “Therapeutic Accelerator Award” from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million. The grant is supporting a Phase 1b/2 clinical trial of avutometinib in combination with defactinib entitled RAMP 205. RAMP 205 is evaluating the safety, tolerability and efficacy of avutometinib and defactinib in combination with GEMZAR® (gemcitabine) and ABRAXANE® (Nab-paclitaxel) in patients with previously untreated metastatic adenocarcinoma of the pancreas. The RAMP 205 trial is evaluating whether combining avutometinib (to target mutant KRAS which is mutated in more than 90% of pancreatic adenocarcinomas) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with pancreatic adenocarcinoma. In August 2022, PanCAN agreed to provide us with an additional $0.5 million for the collection and translational analysis of patient samples. Combination dose evaluation is ongoing.

As of a data cut of May 14, 2024, we reported patients receiving the combination of avutometinib and defactinib with gemcitabine and Nab-paclitaxel in dose level 1 cohort achieved a confirmed ORR of 83% (5/6), one dose-limiting toxicity was observed in the dose level 1 cohort, and the dose level was subsequently cleared after additional patients were enrolled. The initial interim results were presented at the American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2024.

A dose level “0” has been added to the RAMP 205 study protocol that evaluates 3.2 mg of avutometinib twice a week, 200 mg of defactinib twice a day for three weeks out of every four weeks with 800 mg/m2 of gemcitabine and 100 mg/m2 of Nab-paclitaxel on a schedule of day 1, day 8, and day 15. All dose levels have been expanded to 12 patients each, including six additional patients recently enrolled to dose devel 1, where five out of six patients reported an ORR at the ASCO 2024 Annual Meeting. In dose level 1, of the six additional patients, five remain on therapy and continue to be monitored for response given the initial length of time to response. 59 of 60 patients have been treated and enrollment is on track to be completed in quarter 1 of 2025. Based on the initial safety and efficacy data from these cohorts, dose level 1 or 0 is anticipated to be chosen for expansion. Adverse events across all dose cohorts remained generally consistent with the previously announced safety and tolerability profile, and no new safety signals have emerged. We expect to present data at a medical meeting in mid-year of 2025 and we expect to choose a recommended Phase 2 dose for trial expansion in first half of 2025.

Furthermore, avutometinib and defactinib are currently being investigated in combination with immunotherapeutic and other agents through investigator sponsored trials (“ISTs”) for the treatment of various solid tumors, including, but not limited to, colorectal cancer (“CRC”), gynecological cancer with MAPK pathway alterations, breast cancer, thyroid cancer and melanoma.

In August 2023, we entered into a collaboration and option agreement (the “GenFleet Agreement”) with GenFleet pursuant to which GenFleet granted us options to obtain exclusive development and commercialization rights worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (the “Verastem Territory”) for up to three oncology programs targeting RAS pathway driven cancers (the “GenFleet Options”). We may exercise our GenFleet Options on a program-by-program basis. The collaboration builds on the strengths of both companies in oncology small molecule drug development, enabling us to partner our clinical development and regulatory expertise with GenFleet’s accomplished discovery capabilities. This synergistic collaboration includes our experience and established network of collaborators, including scientific and clinical experts in RAS biology and RAS pathway-driven cancers and GenFleet’s accomplishments with its KRAS G12C inhibitor program. In December 2023, we announced the selection of an oral and selective KRAS G12D (ON/OFF) inhibitor entitled VS-7375 (known as GFH375 in China) with a potential best-in-class profile as the lead program from our collaboration with GenFleet. An investigational new drug (“IND”) application by GenFleet in China for VS-7375 was cleared in June 2024. In July 2024, GenFleet began dosing several patients in a Phase 1/2 trial in China that is evaluating VS-7375 in patients with KRAS G12D-mutated advanced solid tumors. The Phase 1/2 study is being conducted in approximately 20 hospitals in China. The Phase 1 study will be used to determine the recommended Phase 2 dose, and the Phase 2 study will further evaluate the efficacy and safety of VS-7375 in patients with advanced solid tumors, such as pancreatic ductal adenocarcinoma, CRC, and NSCLC.

On January 14, 2025, we announced the early exercise of the GenFleet Option with respect to VS-7375. As previously announced by GenFleet, 26 patients have been treated with VS-7375 in a Phase 1 dose-escalation study being conducted in China. Both confirmed and unconfirmed partial responses have been observed, including patients with metastatic pancreatic cancer and advanced NSCLC. In addition, six dose cohorts have been cleared with no DLTs observed. In the study, oral dosing of VS-7375 has achieved plasma levels in patients that correlate with efficacious exposures that induced deep tumor regressions across all preclinical KRAS G12D tumor models as presented in collaboration with GenFleet at the American Association for Cancer Research (“AACR”) 2024 annual meeting. We filed an IND application in the United States for VS-7375 during the first quarter of 2025 and expect to initiate a Phase 1/2a study in middle of 2025 in the United States. GenFleet expects to share updated preclinical and clinical data from the Phase 1 study of VS-7375 in China at upcoming medical meetings in the first half of 2025.

OUR FOCUS

We are focused on the development and commercialization of new medicines to improve the lives of patients diagnosed with RAS/MAPK pathway-driven cancers. Our pipeline is focused on novel small molecule drugs that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including RAF/MEK inhibition, FAK inhibition and KRAS G12D inhibition. Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. The American Cancer Society estimates that in the United States in 2025, over 2.0 million new cases of cancer will be diagnosed, and more than 618,000 people will die from the disease. RAS is the most frequently mutated oncogene in human cancers. Approximately 30% of all human cancers are driven by mutations of the RAS family of genes. These cancers are typically highly aggressive and recurrent, sending signaling commands through the RAS pathway. Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormonal therapy, immunotherapy, cell therapy, and targeted therapy. Notwithstanding years of intensive research and clinical use, these current treatments often fail to cure cancer and often cause side effects. For example, conventional chemotherapy works by stopping tumor growth by disrupting the cell cycle leading to cell death. Chemotherapies are effective at killing cancer cells because cancer cells generally grow more rapidly than normal cells. However, chemotherapies also target fast-growing normal cells of the body, such as blood cells, hair follicles, and the cells lining the mouth, stomach, and intestines. As a result, they have a range of side effects and although the treatments may succeed at initially decreasing tumor burden, they ultimately fail to kill all the cancer cells and/or to effectively disrupt the tumor microenvironment, potentially resulting in eventual disease progression.

Accordingly, cancer remains one of the world’s most serious health problems and is the second most common cause of death in the United States after heart disease. For example, the National Cancer Institute’s Surveillance, Epidemiology, and End Results Program (“NCI”; “SEER”) reported that in 2024 there were approximately 19,680 new cases of ovarian cancer, 234,580 new cases of lung cancer, and 66,440 new cases of pancreatic cancer in the United States.

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

Low Grade Serous Ovarian Cancer (“LGSOC”)

LGSOC is a slow-growing cancer with a high mortality rate. It is estimated that approximately 70% of LGSOC tumors are driven by mutations in MAPK pathway-associated genes, with approximately 30% of patients harboring KRAS mutations with other mutations including NRAS, BRAF, NF1, and other RAS pathway-associated gene mutations. There are an estimated 6,000 patients in the United States and 80,000 worldwide living with this disease. LGSOC can be diagnosed early in adulthood impacting health, fertility, long-term quality of life, and survival. LGSOC has a median survival rate of 10 years from time of diagnosis, with over 80% of patients experiencing recurrence and enduring severe pain and complications as the disease progresses. Recurrent LGSOC that is not amenable to surgical management is currently treated with medicines listed on National Comprehensive Cancer Network or other clinical guidelines because no available therapies are currently FDA approved for the specific indication of recurrent LGSOC. The current standard of care treatments offers poor to moderate response rates (6%-13%) and patients often cycle through multiple therapies. Most prior research has focused on high grade serous ovarian cancer (“HGSOC”). However, LGSOC is clinically, histologically and molecularly unique from HGSOC with limited treatments available.

Currently, avutometinib is being evaluated in combination with defactinib for the treatment of patients with recurrent LGSOC (i) in a global Phase 3 trial entitled RAMP 301 which is the confirmatory trial required by the FDA for the initial indication of recurrent KRAS mt LGSOC to potentially receive full approval and has the potential to support an expanded indication regardless of KRAS mutation status with enrollment open in the United States, Australia, Canada, Europe, United Kingdom, and Korea; and (ii) in a Phase 2 registration directed trial in Japan entitled RAMP 201J. Avutometinib is also being investigated in combination with defactinib in ISTs to assess efficacy in other gynecological cancers with MAPK pathway mutations (e.g. high-grade and mucinous ovarian cancers, endometrial and cervical cancers).

Non-Small Cell Lung Cancer (“NSCLC”)

In 2024, the NCI estimated that lung cancer was the leading cause of cancer-related death in the United States. According to the American Cancer Society, approximately 80% to 85% of lung cancers are NSCLC and 10% to 15% of lung cancers are small cell lung cancer. Adenocarcinoma is the most common subtype of NSCLC, accounting for approximately 40% of NSCLC cases, with the remaining NSCLC cases being squamous cell carcinoma, large cell carcinomas, mixed or rare histologies. Adenocarcinomas most frequently have molecular alterations that can be targeted with oral therapies. The most frequent molecular alterations are mutations in the KRAS gene (approximately 25%-30% of non-squamous NSCLC) of which KRAS G12C is most common (approximately 10-13% of non-squamous NSCLC) Several tyrosine kinase inhibitors are in development for patients with KRAS G12C NSCLC of which the KRAS G12C inhibitors LUMAKRAS (sotorasib) and KRAZATI (adagrasib) are currently FDA approved. LUMAKRAS and KRAZATI monotherapy have relatively low response rates and short times to progression and thus, number of agents are being combined with these G12C inhibitors including LUMAKRAS in combination with avutometinib + defactinib in RAMP 203 study.

Currently, avutometinib is being evaluated (i) in combination with Amgen’s KRAS-G12C inhibitor LUMAKRAS +/- defactinib in a Phase 1/2 study in patients with KRAS G12C mutant NSCLC entitled RAMP 203, and (ii) in combination with everolimus (mTORi) in patients with KRAS G12C mutant NSCLC in an IST.

Pancreatic Cancer

In 2024, the NCI estimated that pancreatic cancer was the tenth most common cancer diagnosed in the United States and that the disease represented the third leading cause of cancer-related death in the United States. Pancreatic cancer often has a poor prognosis, even when diagnosed early. Pancreatic cancer typically spreads rapidly and is seldom detected in its early stages, which is a major reason why it is a leading cause of cancer death. Signs and symptoms may not appear until pancreatic cancer is so advanced that complete surgical removal is not possible. Pancreatic cancer is one of the few cancers where survival has not improved significantly during the past 40 years. The NCI estimates that the number of new incidences of pancreatic cancer was 13.5 per 100,000 people per year based on 2017-2021 cases. Pancreatic cancer has a very high mortality rate with approximately 87% of patients dying within five years of their initial diagnosis based on the five-year relative survival rate from 2014 to 2020. The median age for diagnosis is 70 with the disease affecting males slightly more than females.

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

Key elements of our strategy to achieve this goal are:

●	Obtain accelerated approval from the FDA for avutometinib plus defactinib in recurrent KRAS mt LGSOC and continue to advance the regulatory pathway in Japan and Europe. On December 30, 2024, the FDA accepted for review our NDA under the accelerated approval pathway for avutometinib in combination with defactinib for treatment of patients with recurrent KRAS mt LGSOC with a PDUFA action date of June 30, 2025.
●	Successfully build a commercial infrastructure in the United States for the potential launch of avutometinib plus defactinib in recurrent KRAS mt LGSOC in the U.S. To further our position for a potential mid-2025 launch in the United States, we previously announced a strategic collaboration with IQVIA, Inc. (“IQVIA”) intended to leverage IQVIA’s infrastructure and commercialization solutions to complement our launch strategy in recurrent KRAS mt LGSOC.
●	Execute on the confirmatory component of the RAMP 301 trial required by the FDA for the combination of avutometinib and defactinib to potentially receive full approval for treatment of patients with recurrent KRAS mt LGSOC. In addition, execute on the additional component of the RAMP 301 trial that has the potential to support an expanded indication for avutometinib and defactinib regardless of KRAS mutation status.
●	Expanding the indications in which avutometinib may be used alone and in combination with other agents. We have entered into clinical collaboration agreements with Amgen to evaluate avutometinib + defactinib in patients with KRAS G12C NSCLC in combination with Amgen’s KRAS G12C inhibitor LUMAKRAS (sotorasib) in our RAMP 203 study. Further, avutometinib is being investigated in combination with defactinib + GEMZAR/ABRAXANE in patients with frontline pancreatic cancer in a trial entitled RAMP 205. Additionally, ISTs and preclinical studies are in progress to prioritize additional cancer indications and approaches to expand the potential clinical development of our product candidates. Avutometinib is being investigated in multiple ISTs including, but not limited to, in combination with the anti-EGFR antibody cetuximab in KRAS mutant CRC, in combination with abemacicilib and fulvestrant in breast cancer, in combination with everolimus (mTORi) in KRAS mt NSCLC, and in combination with defactinib to assess efficacy in other gynecological cancers with MAPK pathway mutations (e.g. high-grade and mucinous ovarian cancers, endometrial and cervical cancers).
●	Assessing synergy of avutometinib and defactinib with other agents in preclinical models to prioritize for clinical development. It is becoming well established that blockade of multiple nodes in the MAPK pathway or co-targeting the MAPK pathway and relevant parallel pathways or resistance pathways may be necessary for maximal depth and duration of anti-tumor response. We are assessing combinations of avutometinib with (i) agents targeting other nodes in the MAPK pathway (e.g. KRAS G12C, KRAS G12D, anti-EGFR and SOS1 inhibitors), (ii) agents targeting parallel pathways that may mediate resistance to MAPK pathway inhibition (e.g. FAK, mTOR and CDK4/6 inhibitors), (iii)

chemotherapy, and (iv) anti-PD-1. These studies may lead to discussions with other companies and clinical investigators with the objective of assessing high priority combinations in the clinic.
●	Continue to advance three oncology discovery programs targeting RAS/MAPK pathway-driven cancers with GenFleet including VS-7375, its potential best-in-class oral KRAS G12D (ON/OFF) inhibitor, to create multiple opportunities to demonstrate transformative outcomes for people living with RAS/MAPK pathway-driven cancers. In January 2025, we exercised the option to license from GenFleet VS-7375 in the Verastem Territory. GenFleet’s IND for VS-7375/GFH375 was approved in China in June 2024, and the first patient was dosed in a Phase 1/2 study in July 2024. We filed an IND for VS-7375 in the United States in the first quarter of 2025 and plan to initiate a phase 1/2a trial in the United States in mid-2025.
●	Consider the acquisition or in-licensing of rights to additional agents. We may pursue the acquisition or in-license of rights to additional agents from third parties that may supplement our internal programs and allow us to initiate clinical development of a diverse pipeline of agents more quickly.
●	We may seek third-party collaborators for the eventual commercialization of our product candidates both in the U.S. and around the world.

OUR PRODUCT CANDIDATES AND PIPELINE

Our pipeline product candidates currently consist of avutometinib in combination with defactinib and other agents, and VS-7375 which continue to be evaluated in the clinic for the treatment of a variety of cancer types. The following table represents the status of our pipeline:

1 FDA breakthrough therapy designation

2 FDA fast track designation

RAMP 301 Study = NCT06072781

RAMP 201 Study = NCT04625270

RAMP 203 Study = NCT05074810

RAMP 205 Study = NCT05669482

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

Avutometinib and defactinib

Avutometinib is an orally available first-in-class, small molecule RAF/MEK clamp that inhibits RAS/RAF/MEK, extracellular-signal-regulated-kinase (“ERK”) MAPK pathway which is involved in cell proliferation, migration, transformation, and survival of tumor cells. In contrast to other MEK-only inhibitors, avutometinib is a dual RAF/MEK clamp that blocks MEK kinase activity and induces the formation of dominant negative RAF-MEK complexes preventing phosphorylation of MEK by ARAF, BRAF and CRAF. MEK-only inhibitors (e.g. trametinib) may have limited efficacy because they induce MEK phosphorylation (“pMEK”) by relieving ERK-dependent feedback inhibition of RAF. By inhibiting RAF-mediated phosphorylation of MEK, avutometinib has the potential advantage of not inducing pMEK. This unique mechanism of avutometinib enables it to inhibit ERK signaling more effectively and may confer enhanced therapeutic activity against MAPK pathway-driven cancers.

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

The combination of avutometinib and defactinib is clinically active in patients with KRAS mt and KRAS wt recurrent LGSOC and has received breakthrough designation from the FDA for the treatment of all patients with recurrent LGSOC, regardless of KRAS status, after one or more prior lines of therapy including platinum-based chemotherapy. Avutometinib, alone or in combination with defactinib, has received orphan drug designation for the treatment of all patients with LGSOC in the United States. Defactinib has received orphan drug designation in ovarian cancer in the United States, the European Union, and Australia. In addition, the FDA granted orphan drug designation to avutometinib, in combination with defactinib, for the treatment of pancreatic cancer.

Phase 3 Study (known as RAMP (RAF and MEK Program) 301 Study) Confirmatory Trial of Avutometinib and Defactinib in Recurrent LGSOC

The RAMP 301 study is an international collaboration between The GOG Foundation, Inc. and the European Network of Gynaecological Oncological Trial groups. RAMP 301 is sponsored by Verastem and is the confirmatory study required by the FDA for the combination of avutometinib and defactinib for the initial indication of recurrent KRAS mt LGSOC to potentially receive full approval and has the potential to support an expanded indication regardless of KRAS mutation status. In July 2023, we announced we finalized the design of the RAMP 301 trial and, in December 2023, we initiated the RAMP 301 trial. The trial is expected to enroll 270 patients who will be randomized to either the combination of avutometinib and defactinib or investigator’s choice chemotherapy (pegylated liposomal doxorubicin or paclitaxel) or hormone therapy (letrozole or anastrozole). The primary endpoint is progression free survival by blinded independent central review. Secondary endpoints include ORR, duration of response, disease control rate, safety and tolerability, patient reported outcomes, and overall survival. RAMP 301 is a global study with enrollment open in the United States, Australia, Canada, Europe United Kingdom, and Korea. Enrollment is on track, and we are targeting full enrollment by the end of 2025.

Phase 2 Study (known as RAMP (RAF and MEK Program) 201 Study) Registration-Directed Study of Avutometinib and Defactinib in Recurrent LGSOC

The RAMP 201 study that was initiated in November 2020 is a registration-directed clinical study of avutometinib and defactinib in patients with recurrent LGSOC.

RAMP 201 is an adaptive, three-part multicenter, parallel cohort, randomized, open-label trial to evaluate the efficacy and safety of avutometinib alone and in combination with defactinib in patients with recurrent LGSOC. The first part of the study (Part A) determined the selection of the go forward regimen, which was the combination of avutometinib and defactinib versus avutometinib alone, based on overall response rates. The expansion phases of the trial (Parts B and C) are evaluating the safety and efficacy of the go forward regimen of avutometinib 3.2 mg twice weekly and defactinib 200 mg twice daily. The Part D portion of the trial is evaluating a low dose of avutometinib in combination with defactinib.

In October 2024, the Japanese Gynecologic Oncology Group dosed the first patient in a Phase 2 trial called RAMP 201J, evaluating the safety and efficacy of avutometinib in combination with defactinib in recurrent LGSOC in Japan. We expect to report initial data from RAMP 201J in the second half of 2025.

Updated Phase 2 RAMP 201 Study Results in Patients with LGSOC (October 2024)

In October 2024, we announced updated results from the RAMP 201 study with a data cutoff of June 30, 2024 which were presented at the IGCS 2024 Annual Meeting in October 2024. The primary analysis of RAMP 201 study showed a confirmed ORR by blinded independent central review of 31% (34/109; 95% CI: 23-41) in all evaluable patients with measurable disease with approximately 12 months of follow up. Among patients with KRAS mt LGSOC, the confirmed ORR was 44% (25/57; 95% CI: 31-58) and for patients with KRAS wt LGSOC the confirmed ORR was 17% (9/52; 95% CI: 8-30). The median duration of response was 31.1 months (95% CI: 14.8-31.1) in all evaluable patients, with 31.1 months (95% CI: 14.8-31.1) in the KRAS mt population and 9.2 months (95% CI: 5.5-NEi) in the KRAS wt population. The median progression-free survival was 12.9 months (95% CI: 10.9-20.2) in all evaluable patients, with 22 months (95% CI: 11.1-36.6) in the KRAS mt population and 12.8 months (95% CI: 7.4-18.4) in the KRAS wt population. The disease control rate at six or more months was 61% in the total evaluable population, 70% in KRAS mt population and 50% in KRAS wt population. The updated data continues to demonstrate avutometinib in combination with defactinib is generally well-tolerated, with a 10% discontinuation rate due to adverse events and no new safety signals were identified. The most common treatment-related adverse events (all grades, grade ≥3) for the combination were nausea (67.0%, 2.6%), diarrhea (58.3%, 7.8%), and increased blood creatine phosphokinase levels (60.0%, 24.3%).

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

Updated Phase 1/2 FRAME Study Results in Patients with LGSOC (September 2023)

In September 2023 we presented updated FRAME study efficacy data was presented at the 5th Annual RAS-Target Development Summit in Boston Massachusetts (data cutoff July 2023) showing an ORR of 42% (11 of 26) in evaluable patients with LGSOC. Among patients with KRAS mutant LGSOC (n=12), the ORR was 58% (7 of 12), compared to patients with KRAS wild-type LGSOC (n=12), the ORR was 33% (4 of 12). Across all LGSOC

patients, the median duration of response was 26.9 months (95% CI: 8.5-47.3) while median progression free survival was 20.0 months (95% CI: 11.1-31.2). As of the July 2023 data cutoff date, 19% of patients (5 of 26) were still on study treatment with a minimum follow-up of 17 months.

Phase 1/2 Trial (known as RAMP (RAF and MEK Program) 203 Study) of Avutometinib in Combination with Amgen’s LUMAKRAS (sotorasib) in Patients with KRAS G12C NSCLC

In September 2021, we entered into a clinical collaboration agreement with Amgen to evaluate the combination of avutometinib with Amgen’s KRAS G12C inhibitor LUMAKRAS in a Phase 1/2 study entitled RAMP 203. The Phase 1/2 trial began evaluating the safety, tolerability and efficacy of avutometinib in combination with LUMAKRAS in patients with KRAS G12C NSCLC who have not been previously treated with a KRAS G12C inhibitor, as well as in patients who have progressed on a KRAS G12C inhibitor. The trial built upon initial preclinical data showing enhanced anti-tumor efficacy with the combination of LUMAKRAS (KRAS G12C inhibition) and avutometinib (RAF/MEK inhibition) relative to either agent alone. In October 2023, we announced initial safety and pharmacokinetics results, as well as preliminary efficacy results, from the RAMP 203 study which were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in October 2023. These preliminary results showed a confirmed ORR of 25% (3/12) across efficacy-evaluable patients and seen in both KRAS G12C inhibitor resistant (14.3%; 1/7) and naïve (40%; 2/5) patients. In January 2024, the FDA granted fast track designation for combination of avutometinib and LUMAKRAS for the treatment of patients with KRAS G12C-mutant metastatic NSCLC who have received at least one prior systemic therapy and have not been previously treated with a KRAS G12C inhibitor. The RAMP 203 study has progressed to the recommended Phase 2 dose of 4 mg avutometinib in combination with 960 mg of LUMAKRAS for the doublet of avutometinib and LUMAKRAS. RAMP 203 is currently enrolling patients who have experienced disease progression on a KRAS G12C inhibitor in the dose expansion phase (Part B) and is on track to complete by end of quarter 1 of 2025. Enrollment of patients without prior G12C treatment to the initial doublet dose expansion phase has completed.

Based on emerging data demonstrating improved tumor regressions in KRAS G12C-mutant NSCLC preclinical models when a FAK inhibitor is combined with a G12C inhibitor and avutometinib, defactinib was added to the RAMP 203 study in new triplet cohorts in 2024. In December 2024, we announced the dose escalation cohort of three patients completed the DLT evaluation period receiving the triplet combination of sotorasib 960 mg administered daily on a continuous schedule and avutometinib 3.2 mg twice-weekly plus defactinib 200 mg twice-daily without experiencing any DLTs. Avutometinib and defactinib are administered on a three out of four weeks schedule. We expect to present an interim update of both the doublet and triplet data at a medical meeting in the second half of 2025.

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

As of a data cut of May 14, 2024, we reported patients receiving the combination of avutometinib and defactinib with gemcitabine and Nab-paclitaxel in dose level 1 cohort achieved a confirmed ORR of 83% (5/6), one dose-limiting toxicity was observed in the dose level 1 cohort, and the dose level was subsequently cleared after additional patients were enrolled. The initial interim results were presented at the American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2024.

A dose level “0” has been added to the RAMP 205 study protocol that evaluates 3.2 mg of avutometinib twice a week, 200 mg of defactinib twice a day for three weeks out of every four weeks with 800 mg/m2 of gemcitabine and 100 mg/m2 of Nab-paclitaxel on a schedule of day 1, day 8, and day 15. All dose levels have been expanded to 12 patients each, including six additional patients recently enrolled to dose devel 1, where five out of six patients reported an ORR at the ASCO 2024 Annual Meeting. In dose level 1, of the six additional patients, five remain on therapy and continue to be monitored for response given the initial length of time to response. 59 of 60 patients have been treated and enrollment is on track to be completed in quarter 1 of 2025. Based on the initial safety and efficacy data from these cohorts, dose level 1 or 0 is anticipated to be chosen for expansion. Adverse events across all dose cohorts remained generally consistent with the previously announced safety and tolerability profile, and no new safety signals have emerged. We expect to present data at a medical meeting in mid-year of 2025 and we expect to choose a recommended Phase 2 dose for trial expansion in first half of 2025.

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

Patents

As of December 31, 2024, our patent portfolio includes issued and pending patent applications worldwide. These patents and patent applications fall into three categories: (1) the RAF/MEK inhibition program; (2) the FAK inhibition program and (3) KRAS inhibition program.

RAF/MEK inhibition program (avutometinib)

We have exclusively licensed a patent portfolio of four patent families that are owned or exclusively licensed by Chugai or Chugai and therefore we have an exclusive option to exclusively license. The first patent family has claims directed to the composition of matter of avutometinib, and includes granted patents in various jurisdictions, such as the United States, Australia, Brazil, Canada, China, Europe (validated in several countries),

Japan, Korea, Israel, and New Zealand that are expected to expire in February of 2027, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The second patent family has claims directed to methods of making avutometinib and includes granted patents in Europe, Japan, and the United States that are expected to expire in September of 2032, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The third patent family has claims directed to a dosing protocol of avutometinib, and includes a granted patent in the United States, that is expected to expire in November of 2038, granted patents in Europe, Korea, and Taiwan, and pending patent applications in various jurisdictions, such as the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, Mexico, and Singapore. Patents that issue in this family will have a statutory expiration date in May of 2038, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The fourth patent family covers a method of using avutometinib in combination with a FAK inhibitor, such as defactinib, for treating a patient, and includes granted patents in the United States and Taiwan that are expected to expire in September of 2040, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and pending patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Japan, Korea, Mexico, Malaysia, New Zealand, Singapore, and the United States.

In addition to the issued and pending patent applications that are either exclusively licensed from Chugai or which Chugai has an exclusive option to exclusively license, we own one patent family covering solid forms of avutometinib, which includes one granted patent in the United States that is expected to expire in December of 2042 and a pending patent application in the United States, and pending foreign patent applications in various jurisdictions, such as Australia, Canada, China, Europe, Japen, Korea, and Singapore, that if issued are expected to expire in May of 2043, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also own eight patent families and co-own three patent families covering various methods of using a dual RAF/MEK inhibitor for treating a patient. Our eight patent families have claims directed to using a dual RAF/MEK inhibitor in combination with various therapeutic agents, such as a KRAS G12C inhibitors, KRAS G12D inhibitors, and immunotherapeutic agents for treating a patient, and have patent applications pending in various jurisdictions, such as Australia, Canda, China, Europe, and the United States, that if issued would expire between 2041 and 2043, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Our three co-owned patent families have claims directed to using a dual RAF/MEK inhibitor in combination with other therapeutics and including a pending US provisional application and patent applications pending in various jurisdictions, such as Australia, Canada, China, Europe, and the United States, that if issued are expected to expire in 2042 to 2045, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

FAK inhibition program (defactinib)

We have exclusively licensed a portfolio of patents owned by Pfizer, Inc. (“Pfizer”), which are directed to FAK inhibitor compounds and methods of their use, for example in cancer. One patent family has claims directed to the composition of matter of defactinib and has patents granted in various jurisdictions, such as Australia, Canada, China, Europe (validated in various countries), Israel, Japan, Korea, Singapore, and the United States, that are expected to expire in April of 2028, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. For example, US 7,928,109 covers the composition of matter of defactinib specifically, and US 8,247,411 covers the composition of matter of defactinib generically. Also included are issued and pending patent applications having claims directed to methods of treatment and methods of making defactinib. For example, US 8,440,822 and US 10,450,297 cover methods of making defactinib.

In addition to the issued patents exclusively licensed from Pfizer, we own or co-own three patent families with claims directed to defactinib. One patent family is co-owned with Pfizer and has claims directed to compositions (e.g., oral dosage forms) of defactinib and certain methods of use. This family contains granted patents in various jurisdictions, such as Europe, Australia, Brazil, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand,

and South Africa and pending patent applications in the United States, Brazil, China, Europe, Israel, and Japan. The patents and pending patent applications, if issued, are expected to expire in January of 2035, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We own a second patent family with claims directed to methods of using a FAK inhibitor, such as defactinib, in combination with a MEK inhibitor for treating a patient. Patents in this family have been granted in the United States, Japan, Hong Kong, and Europe, and are expected to expire in February 2035, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We own a third patent family with claims directed to methods of using a FAK inhibitor, such as defactinib, in combination with an immunotherapeutic agent. Patent applications in this family have been granted in the United States, Europe, Canada, China, Israel, and Mexico, and are expected to expire in June 2036, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Patent applications in this family are also pending the United States, Australia, Canada, China, Europe, Japan, and Singapore.

KRAS inhibition program (VS-7375)

We in-license a patent portfolio of KRAS inhibitors from GenFleet, which includes four patent families directed to KRAS inhibitors. In regard to VS-7375, two patent families have claims directed to the composition of matter of VS-7375. One patent family includes patent applications pending in various jurisdictions, such as the United States, China, Europe, and Japan, that if issued would expire in March of 2042, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The other patent family includes a pending Patient Cooperation Treaty (“PCT”) patent application, and patent applications claiming the benefit of this PCT application, if issued, are expected to expire in September of 2043. We also co-own with GenFleet a priority patent application with claims directed to a combination of a KRAS inhibitor and another therapeutic agent for treating a subject. Patent applications claiming the benefit of this priority patent application, if issued, are expected to expire in November of 2046, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

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

LICENSES AND COMMERCIAL AGREEMENTS

GenFleet Therapeutics Inc.

On August 24, 2023, we entered into the GenFleet Agreement, pursuant to which GenFleet granted us the GenFleet Options. We may exercise our GenFleet Options on a program-by-program basis. In December 2023, we announced the lead oncology discovery program is VS-7375, a potential best-in-class oral and selective KRAS G12D (ON/OFF) inhibitor.

In January 2025, we exercised our GenFleet Option with respect to VS-7375 and made a $6.0 million payment to GenFleet. In January 2025, we entered into a supply agreement with GenFleet pursuant to which GenFleet agreed to provide us with compound and licensed product for development use for programs we have exercised our GenFleet Option.

We made an upfront payment of $2.0 million to GenFleet in September 2023 and will provide $1.5 million of research support over the first three years of the GenFleet Agreement. In addition, pursuant to the GenFleet Agreement, upon achievement of certain milestones, and upon the Company exercising its GenFleet Options, GenFleet will be entitled to receive payments of up to $622.0 million, inclusive of (i) up to $154.0 million upon achievement of certain development and commercialization milestones, (ii) up to $450.0 million upon achievement of certain sales milestones, and (iii) up to $18.0 million upon exercise of all three GenFleet Options. We paid GenFleet a $3.0 million milestone payment in the year ended December 31, 2024, upon GenFleet achieving a development milestone. We have also agreed to pay GenFleet royalties on net sales of licensed products in the Verastem Territory ranging from the mid to high single digits.

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

Pursuant to the terms of the Secura APA, Secura paid us an up-front payment of $70.0 million, and has agreed to pay us (i) regulatory milestone payments up to $45.0 million, consisting of a payment of $35.0 million upon receipt of regulatory approval of COPIKTRA in the United States for the treatment of peripheral T-cell lymphoma (“PTCL”) and a payment of $10.0 million upon receipt of the first regulatory approval for the commercial sale of COPIKTRA in the European Union for the treatment of PTCL, (ii) sales milestone payments of up to $50.0 million, consisting of $10.0 million when total worldwide net sales of COPIKTRA exceed $100.0 million, $15.0 million when total worldwide net sales of COPIKTRA exceed $200.0 million and $25.0 million when total worldwide net sales of COPIKTRA exceed $300.0 million, (iii) low double-digit royalties on the annual aggregate net sales above $100.0 million in the United States, European Union, and the United Kingdom of Great Britain and Northern Ireland and (iv) 50% of all royalty, milestone and sublicense revenue payments payable to Secura under our existing license agreements with Sanofi, Yakult, and CSPC, and 50% of all royalty, and royalty payments payable to Secura under any license or sublicense agreement entered into by Secura in certain jurisdictions. In the year ended December 31, 2024, Secura achieved $100.0 million of total worldwide net sales of COPIKTRA which triggered a $10.0 million milestone payment to us, which we received in July 2024.

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

Upon entering into the Pfizer Agreement, we made a one-time cash payment to Pfizer in the amount of $1.5 million and issued 16,001 shares of our common stock, adjusted for our Reverse Stock Split (defined herein).

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

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

In addition to currently marketed therapies, there are also a number of products in late-stage clinical development to treat cancer. These products in development may provide efficacy, safety, convenience, and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

RAF/MEK inhibition program

There are other companies with approved RAF and/or MEK inhibitors with FDA approval in the market and companies working to develop RAF and/or MEK inhibitor. We believe the following companies have an approved RAF and/or MEK inhibitor:

●	Novartis AG, which has received FDA approval for Taflinar ® (dabrafenib), a RAF inhibitor, in combination with Mekinist ® (trametinib), a MEK inhibitor, for treatment of patients with unresectable or metastatic melanoma with BRAF V600E or V600K mutations, adjuvant treatment for melanoma with BRAF V600E or V600K mutations and involvement of lymph nodes following complete resection, metastatic NSCLC with BRAF V600E or V600K mutations and locally advanced or metastatic anaplastic thyroid cancer with BRAF V600E mutation;
●	Pfizer, through its acquisition of Array BioPharma, Inc, has received FDA approval for Braftovi ® (encorafenib), a RAF inhibitor, in combination with Mektovi ® (binimetinib), a MEK inhibitor, for treatment of patients with unresectable or metastatic melanoma with a BRAF V600E or V600K mutation. In addition, the FDA has granted approval for Braftovi ® (encorafenib) in combination with Erbitux ® (cetuximab), an anti-EGFR antibody for treatment of adult patients with metastatic CRC with a BRAF V600E mutation;
●	Genentech, Inc. a member of the Roche Company, which has received FDA approval for Zelboraf ® (vemurafenib), a RAF inhibitor, in combination with Cotellic ® (cobimetinib), a MEK inhibitor, to treat patients with unresectable or metastatic melanoma with a BRAF V600E or V600K mutation;
●	AstraZeneca and Merck & Co., Inc. has received FDA approval for Koselugo ® (selumetinib), a MEK inhibitor, for the treatment of pediatric patients two years of age and older with neurofibromatosis type 1 (NF1) who have symptomatic inoperable plexiform neurofibromas; and
●	Bristol Myers Squibb Company (“BMS”) through its acquisition of Mirati Therapeutics, Inc. has received FDA approval for OjemdaTM (tovorafenib), a RAF kinase inhibitor, for patients six months of age and older with relapsed or refractory pediatric low-grade glioma harboring a BRAF fusion or rearrangement, or a BRAF V600 mutation.

FAK inhibition program

We understand that InxMed, a clinical-stage biotech company, is developing a FAK small molecule inhibitor program. We believe InxMed is conducting Phase 1 and Phase 2 clinical trials of their product candidate IN10018.

KRAS Inhibitors

We understand that there are currently two companies with KRAS inhibitors with FDA approval in the market. Amgen has received FDA approval for LUMAKRAS (sotorasib) for the treatment of adult patients with

KRAS G12C locally advanced or metastatic NSCLC, who have received at least one prior systemic therapy and in combination with panitumumab for adult patients with KRAS G12C-mutated metastatic colorectal cancer (mCRC), as determined by an FDA-approved test, who have received prior fluoropyrimidine-, oxaliplatin-, and irinotecan-based chemotherapy. BMS has received FDA approval for KRAZATI (adagrasib) for treatment of adult patients with KRAS G12C locally advanced or metastatic NSCLC, who have received at least one prior systemic therapy and in combination with cetuximab for adults with KRAS G12C-mutated locally advanced or metastatic colorectal cancer, as determined by an FDA-approved test, who have received prior treatment with fluoropyrimidine-, oxaliplatin-, and irinotecan-based chemotherapy. We are also aware of other companies in clinical trials developing compounds targeting KRAS inhibition. Such companies include but are not limited to Amgen, BMS, Revolution Medicines, Inc., Quanta Therapeutics, Inc. BeiGene Ltd., Erasca, Inc. and Eli Lilly and Company.

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

MANUFACTURING

We contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials, and commercial requirements we intend to continue to do so in the future. We currently work with one contract manufacturing organization (“CMO”) for the manufacture of avutometinib drug product, one CMO for the production of avutometinib drug substance, and one CMO for avutometinib drug packaging/labeling. For defactinib, we currently have one CMO for the manufacture of drug product, one CMO for the production of drug substance, and one CMO for drug packaging /labeling. We have supply agreements in place with these CMOs and we obtain drug substance, drug product and packaging/labeling services from these CMOs on a purchase order basis. We may elect to pursue relationships with other CMOs for manufacturing of drug product, drug substance, and packaging/labeling for later-stage clinical trials, commercialization or for risk management. We are party to a supply agreement with GenFleet pursuant to which we expect to obtain VS-7375 finished product from GenFleet. We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our CMOs.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s good laboratory practice regulations and applicable requirements for the humane use of laboratory animals or other applicable requirements;
●	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCP”) and other clinical-trial related regulations to establish the safety and efficacy of the proposed drug for each indication;
●	submission to the FDA of an NDA and payment of user fees for FDA review of NDA;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (“cGMP”) requirements and to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
●	FDA review and approval of the NDA.

The U.S. Supreme Court’s June 28, 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine under which administrative agencies, including the FDA, were entitled to deference in the interpretation of “ambiguous” federal statutes. The full impact of the Loper decision is not yet known, but it could lead to significant changes in FDA regulation of our business and the pharmaceutical industry.

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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, scheduled in 2025 to exceed $4.3 million, and the sponsor of an approved NDA is also subject to annual program fees, based on the number of approved products. These fees are typically adjusted annually. User fee statutory authority expires every five years. The Prescription Drug User Fee Act was re-authorized for an additional five years in 2022 until 2027. Fee waivers are available in certain circumstances, including a waiver of the application fee for an orphan drug application.

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

The Hatch Waxman Act

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

Other Healthcare Laws

In the United States, pharmaceutical manufacturers are subject to numerous other federal, state and local laws designed to, for example, prevent fraud and abuse; prevent the causing of false claims to be submitted to government healthcare programs; promote transparency in interactions with others in the healthcare industry; regulate pricing of drugs; require reporting of drug prices and payment of rebates or offering of discounts to certain government programs and public and private payors; and protect the privacy of individual information, some of which may apply only if and when we have marketed products. These laws are enforced by various federal and state enforcement authorities, including but not limited to, the U.S. Department of Justice, and individual U.S. Attorney offices within the Department of Justice, the U.S. Department of Health and Human Services, or HHS, HHS’ various divisions, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, and the Office of Inspector General, and state boards of pharmacy.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. We may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may not be considered medically necessary or cost effective. Even if covered, third-party payors may seek to control utilization of our products through various mechanisms (e.g., requiring a prescriber to obtain prior authorization from a health plan before the product will be covered by the health plan or establishing patient copays and deductibles that encourage use of other products over our products). A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the drug product or will provide coverage at an adequate reimbursement rate.

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

Medicare is a federal program that is administered by the federal government that covers individuals aged 65 and over as well as those with certain disabilities. Oral drugs may be covered under Medicare Part D. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Manufacturers with marketed brand name drugs have been required to provide discounts on brand name prescription drugs utilized by Medicare Part D beneficiaries. Under a new manufacturer discount drug program effective January 1, 2025, manufacturers pay 10% of the allowed cost of the drug after a Medicare beneficiary has met the standard deductible until the beneficiary reaches the annual out-of-pocket cap ($2,000) and then 20% of the allowed cost of the drug.

Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (“FSS”). FSS participation is required for a drug product to be covered and reimbursed by certain federal agencies and for coverage under Medicaid, Medicare Part B and the Public Health Service (“PHS”) pharmaceutical pricing program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and

PHS are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than the rate of inflation.

To maintain coverage of drugs under the Medicaid Drug Rebate Program, manufacturers are required to extend discounts to certain purchasers under the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost effectiveness of medical products and services, in addition to their safety and efficacy. If these third party payors do not consider our products to be cost effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of existing controls and measures, could limit payments for pharmaceuticals such as the drug candidates that we are developing and could adversely affect our net revenue and results.

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

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

New legislation and regulations

From time to time, legislation is drafted, introduced and passed in the United States Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of pharmaceutical products. For example, in 2016, Congress enacted and President Obama signed into law the 21st Century Cures Act that amends a number of sections of the FDCA. Additionally, in December 2022, President Biden signed into law the Consolidated Appropriations Act, 2023 (H.R. 2617) that contains important reforms relevant to the FDA, including the FDORA and the Prepare for and Respond to Existing Viruses, Emerging New Threats, and Pandemics Act. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations changed or what the effect of such changes, if any, may be.

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

Beyond the ACA, there are ongoing and widespread healthcare reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform has been an ongoing focus. For example, federal legislation eliminated a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act ("IRA") of 2022 includes several changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs. The IRA is anticipated to have a significant impact on the pharmaceutical industry. Subsequent to the enactment of the IRA, in 2024, the Biden Administration announced its commitment to expanding certain IRA reforms. There have been significant and wide-ranging reforms to federal policy and the federal government under the new Trump Administration. The focus on drug pricing and payment reform is likely to continue. Other potential healthcare reform efforts under the Trump Administration could affect access to healthcare coverage or the funding of health care benefits. There is significant uncertainty regarding the nature or impact of any such reform implemented by the Trump Administration through executive action or by Congress.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the ACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed, and recent legislation imposed a moratorium on implementation of the rule until January 1, 2032. As further example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

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

Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale. We cannot predict the ultimate content, timing or effect of any changes to the ACA or other federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our future business and financial results.

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

As of December 31, 2024, we had 78 full-time equivalent employees, including a total of 15 employees with M.D. or Ph.D. degrees, and two part-time employees. Of the full-time equivalent employees, 42 employees were engaged in research and development activities. We consider the intellectual capital of our employees to be an essential driver of our business and key to our success.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

BUSINESS—EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers as of February 28, 2025.

Name	Age	Position
Executive Officers:
Daniel W. Paterson	63	President, Chief Executive Officer
Matthew E. Ros	58	Chief Operating Officer
Daniel Calkins	37	Chief Financial Officer

Daniel W. Paterson, age 63, has served as our Chief Executive Officer since August 2023 and as our President since June 2019, in addition to serving as our Chief Operating Officer from December 2014 to July 2023, our Chief Business Officer from July 2013 to December 2014 and as our Vice President, Head of Corporate Development and Diagnostics from March 2012 until July 2013. Prior to joining us in March 2012, Mr. Paterson was a consultant in 2011. From 2009 through 2010, Mr. Paterson was the Chief Operating Officer of On-Q-ity. Mr. Paterson was the President and Chief Executive Officer of The DNA Repair Company from 2006 until 2009, when it was acquired by On-Q-ity. Previously, he held senior level positions at IMS Health, CareTools, OnCare, and Axion. Mr. Paterson holds a B.A. in Biology from Boston University and attended the Northeastern University Graduate Pharmacology program.

Matthew E. Ros, age 58, has served as our Chief Operating Officer since January 2025. Mr. Ros has more than 35 years of experience in global pharmaceutical and early-stage biotechnology companies. Mr. Ros served as the Chief Executive Officer and board member at FORE Biotherapeutics, a privately held clinical-stage precision oncology company, from April 2022 to August 2023. Prior to this, Mr. Ros served at Epizyme, Inc., a publicly traded biopharmaceutical company, as Chief Operating Officer between May 2016 and November 2018 and then as Executive Vice President, Chief Strategy and Business Officer from October 2018 to November 2021. Mr. Ros has served as a board member at Cogent Biosciences, Inc. since 2019. He received a B.S. from the State University of New York, College at Plattsburgh and completed the Executive Education Program in Finance and Accounting for the Non-Financial Manager at Wharton School of the University of Pennsylvania.

Daniel Calkins, age 37, has served as our Chief Financial Officer since October 2023, prior to which Mr. Calkins served as our Vice President, Finance from September 2022 to October 2023, our Corporate Controller from March 2020 to September 2022, our Assistant Controller from May 2019 to March 2020, and our Associate Director, SEC Reporting and Technical Accounting from December 2018 to May 2019. Prior to joining us in December 2018, Mr. Calkins held various positions of increasing responsibility at CFGI from May 2013 to

December 2018. Prior to CFGI, Mr. Calkins began his career at PwC LLP in the assurance practice. Mr. Calkins holds a B.S. in Accounting from Bryant University and M.S. in Accounting from Northeastern University.

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

Summary of Risk Factors

●	Preclinical testing and clinical trials of our product candidates may not be successful. If our NDA for the combination of avutometinib and defactinib is not approved by the FDA, we are unable to obtain marketing approval for or successfully commercialize avutometinib and defactinib, or any of our other product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	Even if avutometinib and defactinib, or any of our other product candidates, receives marketing approval, such product candidates may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
●	The market opportunities for our product candidates, if approved, may be smaller than we estimate, and the FDA and other comparable foreign regulatory authorities may approve our product candidates for a more limited patient population than we anticipate.
●	The approval of our product candidates as single agents or part of a combination therapy for the treatment of certain cancers may be more costly than our prior clinical trials, may take longer to achieve regulatory approval, may be associated with new, more severe or serious and unanticipated adverse events, and may have a smaller market opportunity.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize such candidates, and our ability to generate revenue will be materially impaired.
●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	If serious adverse or unexpected side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	We have incurred significant losses since our inception. We may incur losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need additional funding. If we are unable to raise capital if needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, including for avutometinib and defactinib.
●	Raising additional capital or entering into certain licensing arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.
●	We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.
●	We rely in part on third parties to conduct our clinical trials and preclinical testing, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for and commercialize any of our other product candidates.
●	We contract with third parties for the manufacture of our product candidates and for compound formulation research, and these third parties may not perform satisfactorily.
●	If we are unable to obtain and maintain patent protection for our products, or if our licensors are unable to obtain and maintain patent protection for the products that we license from them, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
●	We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.
●	Issued patents covering our products could be found invalid or unenforceable if challenged in court or the U.S. Patent and Trademark Office (“USPTO”)
●	We depend on Secura for the achievement and payment of the contingent consideration under the asset purchase agreement between us and Secura pursuant to which we sold the COPIKTRA assets to Secura. If Secura is unsuccessful in developing and commercializing COPIKTRA, we may not receive such payments or otherwise capitalize on the market potential of COPIKTRA.
●	We depend on GenFleet to fully perform under the GenFleet Agreement inclusive of our supply agreement with GenFleet

Risk Factors

Risks Related to the Development of Our Product Candidates and Commercialization of our Product Candidates

Preclinical testing and clinical trials of our product candidates may not be successful. If our NDA for the combination of avutometinib and defactinib is not approved by the FDA, we are unable to obtain marketing approval for or successfully commercialize avutometinib and defactinib, or any of our other product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the research and development of our product candidates, including avutometinib and defactinib, for which the FDA has accepted for review our NDA under the accelerated approval pathway for the treatment of adult patients with recurrent LGSOC, who received at least one prior systemic therapy and have a KRAS mutation. Our ability to generate product revenues will depend heavily on the successful commercialization and development of our product candidates. The success of our product candidates will depend on several factors, including the following:

●	initiation and successful enrollment and completion of our clinical trials;
●	receipt of marketing approvals from the FDA and other regulatory authorities for our current and future product candidates, including pricing approvals where required;
●	establishing and maintaining commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	establishing and maintaining commercial capabilities, including hiring and training a sales force, and launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
●	acceptance of the products, if and when approved, by patients, the medical community, and third-party payors;
●	securing and maintaining coverage and adequate reimbursement for our products from third party payors;
●	effectively competing with other therapies; and
●	a continued acceptable safety and efficacy profile of the products following approval.

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

Even if avutometinib and defactinib, or any of our other product candidates, receives marketing approval, such product candidates may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If avutometinib and defactinib, or any of our other product candidates, receives marketing approval, such product candidates may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If avutometinib and defactinib does not achieve an adequate level of acceptance, or if we are unable to increase market acceptance of avutometinib and defactinib as compared to existing or competitive products, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of avutometinib and defactinib, or any of our other product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to alternative treatments;
●	convenience and ease of administration compared to alternative treatments;
●	the ability to offer our product candidates for sale at competitive prices;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe our product candidates;
●	the line of therapy for our product candidates is designated under physician treatment guidelines;
●	changes in the standard of care for the targeted indications for product candidates;
●	limitations or warnings, including distribution or use restrictions, contained in the approved labeling for our product candidates;
●	the strength of marketing and distribution support;
●	sufficient third-party coverage and reimbursement;
●	the ability of the medical community to appropriately recognize and manage side effects;
●	safety concerns with similar products marketed by others; and
●	the prevalence and severity of any side effects as a result of treatment with product candidates.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may have delays in reaching or fail to reach agreement on clinical trial contracts or clinical trial protocols with prospective trial sites;
●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or our participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials; or
●	significant changes to the policies or regulations of the FDA or foreign regulatory authorities regarding the development, approval, and marketing of pharmaceutical products, including but not limited to as a result of the 2024 United States presidential election.

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

The FDA and foreign regulatory authorities may determine that the results from our ongoing and future trials do not support regulatory approval and may require us to conduct an additional clinical trial or trials. If these agencies take such a position, the costs of development of our product candidates could increase materially and their potential market introduction could be delayed or abandoned. The regulatory agencies could also require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider an NDA. Our product development costs will also increase if we experience delays in clinical testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. In addition, there are a number of ongoing clinical trials being conducted by other companies for product candidates treating cancer. Patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates, particularly if they view such treatments to be more conventional and established.

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

Preclinical studies and preliminary, initial “top-line” and interim data from clinical trials of our product candidates, or statistical analyses and projections based thereon, are not necessarily predictive of the results or success of ongoing or later clinical trials of our product candidates. If we cannot replicate the results from our preclinical studies and clinical trials of our product candidates, we may be unable to successfully develop, obtain regulatory approval for, and commercialize our product candidates.

Preclinical studies and any positive preliminary, initial “top-line,” and interim data from our clinical trials of our product candidates may not necessarily be predictive of the results of ongoing or later clinical trials. Even if we are able to complete our planned clinical trials of our product candidates according to our current development timeline, the positive results from clinical trials of our product candidates may not be replicated in subsequent clinical trial results. Also, our later stage clinical trials could differ in significant ways from earlier stage clinical trials, which could cause the outcome of the later stage trials to differ from our earlier stage clinical trials. For example, these differences may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late stage clinical trials after achieving positive results in an earlier stage of development. If we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

The market opportunities for our product candidates, if approved, may be smaller than we estimate, and the FDA and other comparable foreign regulatory authorities may approve our product candidates for a more limited patient population than we anticipate.

The potential market opportunity for our product candidates is difficult to estimate precisely. For example, the number of patients suffering from each of recurrent KRAS mutant LGSOC and recurrent KRAS wild-type LGSOC populations we are targeting near term (for KRAS mutant LGSOC) and longer term (for KRAS wild type LGSOC) is small and has not been established with precision. Due to the rarity of our target indications, there is no comprehensive patient registry or other method of establishing with precision the actual number of patients with KRAS mutant LGSOC and KRAS wild-type LGSOC. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. We make estimates regarding the incidence and prevalence of target patient populations, the rate of recurrence and the median survival for particular diseases, including with respect to LGSOC, based on various third-party sources and internally generated analysis and use such estimates in making decisions regarding our drug development strategy determining indications on which to focus in preclinical or clinical trials.

Our estimates of the patient population, pricing and revenue opportunities for our product candidates, including for KRAS mutant patients with recurrent LGSOC, are based on a number of internal and third-party estimates, including, without limitation, internal forecasts of potential market penetration, the median duration of treatment from initial interim clinical data and the assumed prices at which we can commercialize our product candidates. These estimates may be inaccurate or based on imprecise data. If approved by the FDA, the market opportunity of our product candidates will depend on, among other things, acceptance by the medical community, patient access, drug pricing and reimbursement. The number of patients in the addressable market may turn out to be lower than we estimate, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which may significantly harm our business, financial condition, results of operations, and prospects.

In addition, even if we obtain approval for any of our product candidates, such approvals may be for more limited patient populations than we had anticipated, the potential market for our product candidates will be smaller than our current estimates. Obtaining approval for only a smaller patient population of our target indications for which we anticipate seeking approval would have a materially adverse effect on our ability to achieve commercialization and generate revenues.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, including Novartis AG, Pfizer, Genentech, Inc., AstraZeneca PLC, BMS, Amgen, Revolution Medicines, Inc., BeiGene Ltd., Quanta Therapeutics, Inc., Erasca, Inc., Roche Holding AG, Incyte Corporation and Eli Lilly and Company and others. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

Many of our competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Additionally, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our product candidates obsolete or noncompetitive.

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

We intend to seek regulatory approval for our product candidates in countries outside of the United States and expect that these countries will be important markets for our products, if approved. Marketing our products in these countries will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The regulations that apply to the conduct of clinical trials and approval procedures vary from country to country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a drug must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Failure to obtain regulatory approval in one country may have a negative effect on the regulatory approval process in others. Further, we and our collaboration partners are currently conducting clinical trials, and may in the future conduct additional clinical trials, outside the United States, including the Phase 1/2 clinical trial evaluating VS-7375 by GenFleet in China. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the FDA will generally not approve the application unless the data are applicable to the United States population and United States medical practice and the FDA is able to validate the data through an on-site inspection or other appropriate means. The FDA or any comparable foreign regulatory authority may not accept data from trials conducted outside of the United States or the applicable jurisdiction, which may result in the need for additional trials that could be costly and time consuming and could result in the product candidate not receiving approval for commercialization in the applicable jurisdiction. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market.

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

Avutometinib and defactinib are being administered and studied in our Phase 1, Phase 2, and Phase 3 clinical trials, and the development program continues to progress. For both avutometinib and defactinib, the toxicities reported to date have been predictable and appear to be manageable.

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

Our license agreements with Pfizer for defactinib, Chugai for avutometinib, and the GenFleet Agreement for up to three oncology programs, may fail to further our business strategy as anticipated or to achieve anticipated benefits and success. We may make or have made assumptions relating to the impact of the acquisition of defactinib and avutometinib or entering into the GenFleet Agreement on our financial results relating to numerous matters, including:

●	the cost of development and commercialization of defactinib and avutometinib;
●	the cost of development and commercialization of any of the three oncology programs; and
●	other financial and strategic risks related to the agreements with Pfizer, Chugai and GenFleet.

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

We depend on GenFleet to fully perform under the GenFleet Agreement inclusive of our supply agreement with GenFleet.

On August 24, 2023, we entered into the GenFleet Agreement pursuant to which we obtained three GenFleet Options that may be exercised on a program-by-program basis. In December 2023, we announced the selection of a potential best-in class oral and selective KRAS G12D (ON/OFF) inhibitor VS-7375 as the lead program. GenFleet is currently conducting a Phase 1/2 trial in China evaluating VS-7375 in patients with KRAS G12D-mutated advanced solid tumors. In January 2025, we exercised early the GenFleet Option for the lead compound VS-7375 and expect to initiate a Phase 1/2a study in middle of 2025 in the United States.

Pursuant to the GenFleet Agreement, we are reliant on GenFleet to fulfil their responsibilities including ongoing discovery and lead optimization for the second and third programs and execution of the Phase 1 clinical trials for the second and third programs. Accordingly, our ability to realize the anticipated benefits and success of the GenFleet Agreement is dependent upon GenFleet fulfilling their obligations. Furthermore, we have entered into a supply agreement with GenFleet pursuant to which we expect to obtain VS-7375 finished product from GenFleet for use in our planned clinical trial in the United States. If GenFleet does not perform under the supply agreement, our ability to obtain VS-7375 and consequently our planned clinical trial in the United States investigating VS-7375 will be materially adversely impacted. If GenFleet does not successfully carry out their responsibilities, the benefits of the GenFleet Agreement and our collaboration with GenFleet may not be realized.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We may incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. As of December 31, 2024, we had an accumulated deficit of $955.5 million. To date, we have generated minimal product revenues and have financed our operations primarily through public and private offerings of our common stock, preferred stock, warrants and pre-funded warrants, offerings of convertible notes, sales of our common stock pursuant to our at-the-market equity offering programs, our Note Purchase Agreement (the “Note Purchase Agreement”) with RGCM SA LLC, as purchaser agent, Oberland Capital Management LLC (“Oberland”) and certain funds managed by Oberland, as purchasers, (together with the other purchasers party thereto referred to as the “Note Purchase Agreement Purchasers”) our former loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”), our loan and security agreement, as amended, with Hercules Capital Inc. (“Hercules”), upfront payments under our license and collaboration agreements with Yakult, CSPC, and Sanofi, and the upfront payment and milestone payments under the Secura APA. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and may incur operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	prepare for the anticipated commercialization of avutometinib and defactinib;
●	continue our ongoing clinical trials with our product candidates, including with defactinib and avutometinib;
●	initiate additional clinical trials for our product candidates;
●	maintain, expand, and protect our intellectual property portfolio;
●	acquire or in-license other products and technologies;
●	hire additional clinical, development, and scientific personnel; and
●	establish and maintain a sales, marketing and distribution infrastructure to commercialize any products for which we obtain marketing approval.

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

We will need additional funding. If we are unable to raise capital if needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, including for avutometinib and defactinib.

We expect our expenses to increase in connection with our ongoing activities, particularly in connection with our planned commercialization of avutometinib and defactinib and the continued clinical development of our product candidates. We expect our cash, cash equivalents and investments at December 31, 2024 will not be sufficient to fund our current operating plan and capital expenditure requirements for the next 12 months from the issuance of these financial statements. We may need to obtain additional funding in connection with our continuing operations, including for our clinical development programs. Our future capital requirements will depend on many factors, including:

●	the costs and timing of activities in anticipation of potential commercialization for avutometinib and defactinib and product candidates for which we expect to receive marketing approval;
●	the scope, progress, and results of our ongoing and potential future clinical trials;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs, timing, and outcome of regulatory review of our product candidates (including our efforts to seek approval and fund the preparation and filing of regulatory submissions);
●	revenue, if any, received from commercial sales of our product candidates, including avutometinib and defactinib, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property related claims; and
●	our ability to establish collaborations or partnerships on favorable terms, if at all.
●	receipt of milestone payments and royalties pursuant to the Secura APA including timing of such receipt.

Conducting clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval of any of our product candidates. Although the FDA has accepted for review our NDA under the accelerated approval pathway for avutometinib in combination with defactinib for the treatment of adult patients with recurrent LGSOC who received at least one prior systemic therapy and have a KRAS mutation, the NDA may not be approved by the FDA and, even if approved, avutometinib and defactinib may not achieve commercial success. We expect that our commercial revenues will be derived from sales of products. Even if our product candidates gain approval, it may take several years to achieve a significant level of sales, and as a result we may need to continue to rely on additional financing to further our clinical development objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

We will require additional financing to execute our operating plan and continue to operate as a going concern.

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the consolidated financial statements are issued. The Company believes that it may have sufficient funds to meet its obligations within the next 12 months from the issuance of these financial statements. However, this belief relies on the achievement of certain mitigation efforts. The analysis under ASC 205-40, initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Accordingly, these uncertainties and risk factors meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our consolidated financial statements. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials. Because we continue to experience net operating losses (“NOL”), our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our securities or assets, achieving milestones for additional drawdowns under our Loan Agreement or obtain loans from financial institutions, or entering into additional partnership arrangements. There can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities for our product candidates, or ultimately not be able to continue as a going concern.

Unfavorable economic conditions could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Unfavorable macroeconomic conditions and other adverse macroeconomic factors have resulted, among other matters, in tightening in the debt and equity markets, and high levels of inflation. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on March 4, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico that do not satisfy the U.S.-Mexico-Canada Agreement rules of origin with certain exemptions and a 20% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions resulting from trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Tightening of the equity markets makes it more difficult to raise capital at a reasonable valuation or at all. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

In addition, the U.S. Bureau of Labor Statistics has reported for the period from December 2023 to December 2024, the Consumer Price Index for All Urban Consumers rose 2.9% which remains above the U.S. Federal Reserve’s inflation target of 2%. If inflationary pressures increase or continue for a prolonged period, it may continue to result in increased costs of labor, cost of clinical trials, and costs of manufacturing which could adversely affect our results of operations.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2024, we had U.S. federal and state NOL carryforwards of approximately $370.6 million and $56.7 million, respectively. As of December 31, 2024, we also had federal and state tax credits of $2.6 million and $0.2 million, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2044, except for $333.4 million of federal NOL carryforwards which may be carried forward indefinitely. Sections 382 and 383 of the Internal Revenue Code (“IRC”) and similar provisions under state law limits the annual use of NOL carry-forwards and tax credit carryforwards, respectively, following an ownership change pursuant to section 382 of the IRC and similar state provisions. In general, an ownership change occurs for purposes of Section 382 if there are certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

During 2024, we believe we triggered ownership changes under Section 382 of the IRC and similar provisions under state law. As a result, we believe that our federal NOL carryforwards, state NOL carryforwards, research and development credits, and orphan drug credits are limited by Section 382 and similar provisions under state law as of December 31, 2024. A portion of federal NOL carryforwards and state NOL carryforwards that we expect we will not be able to utilize were written off. Similarly, we wrote off all federal and state research and development credits, and federal orphan drug credits we determined we will not be able to utilize due to limitation and expiration periods. We have approximately $346.4 million of federal NOLs generated prior to such ownership changes inclusive of $309.3 million of federal NOLs which may be carried forward indefinitely. Since the $309.3 million of federal NOLs may be carried forward indefinitely these have not been written off as of December 31, 2024, but due to the limitations under Section 382, generally we can only use $1.6 million per year against taxable income in the future. Future changes in our stock ownership, some of which are outside of our control, could result in further ownership changes under section 382 of the IRC. We may not be able to use some or all of our NOL and tax credit carryforwards, even if we attain profitability.

Risks Related to Our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On January 13, 2025 (the “Note Purchase Agreement Closing Date”), we entered into the Note Purchase Agreement pursuant to which we may sell to the Note Purchase Agreement Purchasers, and the Note Purchase Agreement Purchasers may buy from us notes (the “Notes”) in an aggregate principal amount not to exceed $150.0 million, consisting of the following:

●	an initial sale of $75.0 million principal amount of Notes;
●	at our option, a second sale (the “Second Sale”) of $25.0 million principal amount of Notes, at any time prior to December 31, 2025, upon the FDA approval sufficient for the promotion and sale of avutometinib and defactinib for the treatment of LGSOC and subject to certain other customary conditions precedent; and
●	at our option, a third sale (the “Third Sale”) of up to $50.0 million principal amount of Notes, at any time prior to December 31, 2026, provided that trailing six-month worldwide net sales of avutometinib and defactinib are at least $55.0 million and subject to certain other customary conditions precedent.

The outstanding principal amount of the Notes bear interest at a rate per annum equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, subject to adjustment in certain circumstances set forth in the Note Purchase Agreement and an overall cap of 9.75%, payable quarterly in arrears until the seventh anniversary of the Note Purchase Agreement Closing Date or the date on which all amounts owing to the Note Purchase Agreement Purchasers under the Note Purchase Agreement have been paid in full (the “Note Purchase Agreement Maturity Date”). For the first eight (8) quarters following the Note Purchase Agreement Closing Date, at our option, up to 50% of the interest due may be paid-in-kind and added to the then-outstanding principal balance of the Notes. Upon the occurrence and during the continuance of an Event of Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement, the then-applicable interest rate on all outstanding obligations may be increased by an additional 5.00%.

The Note Purchase Agreement Purchasers will receive 1.00% (the “Revenue Participation Percentage”) of the first $100.0 million of net sales of each Included Product (as defined in the Note Purchase Agreement) by us or our licensees in each calendar year, payable quarterly. “Included Products” is defined in the Note Purchase Agreement to include (a) avutometinib and defactinib, including any product that contains either one of the foregoing in combination with any other active ingredient(s), and (b) all other compounds, chemical entities or pharmaceutical products being designed, developed, licensed, manufactured or commercialized by us or our subsidiaries from time to time. The Revenue Participation Percentage will increase pro rata immediately upon the occurrence of the Second Sale and the Third Sale, such that the Revenue Participation Percentage shall increase to a maximum of 2.00% in the event that $150.0 million in aggregate principal amount of Notes has been purchased pursuant to the Note Purchase Agreement following the Third Sale. The outstanding principal amount of the Notes, interest accrued thereon and any other amounts owing to the Note Purchase Agreement Purchasers under the Note Purchase Agreement will be due in two equal installments on (a) the sixth anniversary of the Note Purchase Agreement Closing Date, and (b) the Note Purchase Agreement Maturity Date.

The Note Purchase Agreement contains no financial covenants. Our obligations under the Note Purchase Agreement are subject to customary covenants, including limitations on our ability to dispose of assets, undergo a change of control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. Our obligations under the Note Purchase Agreement are secured by a security interest on substantially all of our and our subsidiaries’ assets, including our intellectual property related to avutometinib and defactinib, and a negative pledge on intellectual property related to the Company’s collaboration and option agreement with GenFleet, subject to certain exceptions relating to our development of our intellectual property.

This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have other important negative consequences, including we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities. Further, our agreement to pay Oberland the Revenue Participation Percentage with respect to potential future sales of certain of our product candidates may limit future revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval, as well as our ability to generate revenues that are significant or large enough to achieve profitability. In addition, we may be delayed in satisfying the criteria required under the Note Purchase Agreement to exercise the Second Sale and Third Sale, or may never satisfy such criteria, which may require us to find other sources of funding to finance our operations.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Failure to satisfy our current and future debt obligations under the Note Purchase Agreement or breaching any covenants under the Note Purchase Agreement, subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Note Purchase Agreement, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or grant to others the rights to develop and market our product candidates that we would otherwise prefer to develop and market internally. The Note Purchase Agreement Purchasers could also exercise their rights as collateral agent to take possession and dispose of the collateral securing the Notes for their benefit, which collateral includes substantially all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

Risks Related to Our Dependence on Third Parties

We rely in part on third parties to conduct our clinical trials and preclinical testing, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for and commercialize any of our other product candidates.

We rely on third parties, such as contract research organizations (“CROs”), clinical data management organizations, medical institutions, and clinical investigators, to conduct, provide monitors for, and manage data from all of our clinical trials. We compete with many other companies for the resources of these third parties.

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

We do not have any manufacturing facilities or personnel. We currently obtain all of our supply of our product candidates for clinical development and commercial requirements from third-party manufacturers or third-party collaborators, and we expect to continue to rely on third parties for the manufacture of clinical and commercial quantities of our product candidates. In addition, we currently rely on third parties for the development of various formulations of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent, or impair our development or commercialization efforts.

We do not currently have arrangements in place for redundant supply or a second source throughout our supply chain. Even though we have supply agreements in place with our third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

If we are not able to establish additional collaborations, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach definitive agreements for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, and the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We may not realize the benefits of our current or future collaborations or licensing arrangements with third parties for the development and commercialization of our product candidates and may be unsuccessful in consummating future partnerships or capitalizing on the market potential of our product candidates.

Our current or future collaborations or licensing arrangements may not be successful. Additionally, we have partnered, and intend to further partner, with third parties with respect to the clinical development and commercialization, if approved, of certain of our programs, and we may not be successful in identifying, negotiating and executing partnerships. Our likely future collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. Any such arrangements with any third parties may result in us having limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. For example, we have engaged in a strategic collaboration with IQVIA, pursuant to which we intend to leverage IQVIA’s expertise and resources for the commercialization and launch of the investigational combination of avutometinib plus defactinib for the treatment of recurrent KRAS mutant LGSOC. Accordingly, we will depend on IQVIA and their performance under the strategic collaboration arrangements for the successful commercialization and launch of avutometinib and defactinib for the treatment of recurrent KRAS mutant LGSOC. If IQVIA does not successfully carry out their responsibilities under the collaboration agreements or does not perform to the standard or level we anticipate, the benefits of the strategic collaboration with IQVIA may not be realized and our commercialization efforts will be harmed.

Collaborations involving our product candidates are subject to numerous risks, which may include that:

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
●	agreements with collaborators may not provide exclusive rights to use their intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
●	a collaborator with marketing, manufacturing or distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products or otherwise not perform satisfactorily in carrying out these activities;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

Our operations in foreign jurisdictions, and those of third parties for which we rely on, may be impacted by economic, political and social conditions in such jurisdictions.

Our business could be adversely affected by conditions the adverse geopolitical and macroeconomic developments, including the military conflict between Ukraine and Russia, the ongoing military conflict in the Middle East, and any related sanctions. While we do not currently have clinical trials in Ukraine, Russia, or the Middle East, we have clinical trial sites in Europe. We also source clinical supply for our product candidates from third party contract manufacturing organizations in Europe. Additionally, GenFleet is conducting a Phase 1/2 clinical trial evaluating GFH375/VS-7375 in China. For such activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions including sanctions on China or any of our China-based counterparties. Furthermore, the conflicts between Ukraine and Russia, the ongoing military conflict in the Middle East, and the associated measures taken or that may be taken by the United States, North Atlantic Treaty Organization (“NATO”) and others create global security concerns, including the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain, and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may in the future, become subject to a third-party pre-issuance submission of prior art or opposition, derivation, revocation, re-

examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging our patent rights or the patent rights of others in the USPTO or other foreign patent office. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our products.

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

Furthermore, we have and may continue to collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

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

As is the case with other drug and biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the drug and biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has passed wide-ranging patent reform legislation under the America Invents Act. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. We cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition. Changes in the laws and regulations governing patents in other jurisdictions could similarly have an adverse effect on our ability to obtain and effectively enforce our patent rights.

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

Although the FDA has accepted for review our NDA under the accelerated approval pathway for avutometinib in combination with defactinib for the treatment of adult patients with recurrent LGSOC who received at least one prior systemic therapy and have a KRAS mutation, the NDA may not be approved. Obtaining approval of an NDA can be a lengthy, expensive, and uncertain process, and the FDA has substantial discretion in the review and approval process and may decide that our data is insufficient for approval and require additional preclinical, clinical, or other studies. While we have engaged in discussions with the FDA with respect to the scope and nature of our NDA submission for avutometinib in combination with defactinib, the FDA may, for example, require additional data under the RAMP 301 study before approving the NDA for the scope we request, or at all. There can be no assurance regarding the timing and outcome of the FDA review and approval of our NDA submission.

The activities associated with a product candidate’s development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for product candidates will prevent us from commercializing such product candidates. We have not received approval to market any of our current product candidates from regulatory authorities in any jurisdiction in the United States. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and have relied on and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. A product candidate may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

In March 2024, the FDA granted orphan drug designation to avutometinib, alone or in combination with defactinib for the treatment of patients with recurrent LGSOC. In July 2024, the FDA granted orphan drug designation to avutometinib, in combination with defactinib, for the treatment of pancreatic cancer. Defactinib has received orphan drug designation in the United States, the European Union, and Australia for the treatment of patients with ovarian cancer. Orphan drug exclusivity grants seven years of marketing exclusivity under the FDCA, up to ten years of marketing exclusivity in Europe, and five years of marketing exclusivity in Australia. Other companies have received orphan drug designations for compounds other than defactinib for the same indications for which we may have received orphan drug designation in corresponding territories. While orphan drug exclusivity for defactinib provides market exclusivity against the same active ingredient for the same indication, we would not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe on the basis of orphan drug exclusivity. Furthermore, the marketing exclusivity in Europe can be reduced from ten years to six years if the orphan designation criteria are no longer met or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which the FDA may approve a competing product for the same indication during the seven-year period of marketing exclusivity, such as if the later product is the same compound as our product but is shown to be clinically superior to our product, or if the later product is a different drug than our product candidate. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or of another compound for the same use as the orphan drug. A decision in 2021 by the U.S. Court of Appeals for the Eleventh Circuit in Catalyst Pharmaceuticals, Inc. vs. Becerra regarding interpretation of the Orphan Drug Act’s exclusivity provisions as applied to drugs and biologics approved for orphan indications narrower than the product’s orphan designation has the potential to significantly broaden the scope of orphan exclusivity for such products. FDA announced on January 24, 2023 that despite the Catalyst decision, it will continue to apply its longstanding regulations, which tie the scope of orphan exclusivity to the uses or indications for which the drug is approved, rather than to the designation. FDA’s application of its orphan drug regulations post-Catalyst could be the subject of future legislation or to further challenges in court, which could impact our ability to obtain or seek to work around orphan exclusivity and might affect our ability to retain orphan exclusivity that the FDA previously has recognized for our products.

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

Any sponsor may seek fast track designation for a drug if it is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA fast track designation. In January 2024, the FDA granted fast track designation for combination of avutometinib and LUMAKRAS for the treatment of patients with KRAS G12C-mutant metastatic NSCLC who have received at least one prior systematic therapy and have not been previously treated with a KRAS G12C inhibitor. In April 2024, the FDA granted fast track designation for avutometinib, in combination with defactinib plus LUMAKRAS for the treatment of patients with KRAS G12C-mutated metastatic NSCLC who received at least one prior systematic therapy. We may also seek fast track designation for additional product candidates, which we may not receive from the FDA. However, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

We have completed an NDA submission under the FDA’s accelerated approval pathway for one of our product candidates, and we may seek accelerated approval for one more additional product candidates. The FDA has substantial discretion regarding approvals under the accelerated approval pathway, and we may not be able to obtain accelerated approval for any of our product candidates.

The FDA has accepted for review our NDA under the accelerated approval pathway for avutometinib in combination with defactinib for the treatment of adult patients with recurrent LGSOC, who received at least one prior systemic therapy, and have a KRAS mutation. We may explore regulatory strategies for our other product candidates that involve use of the FDA’s accelerated approval pathway. Under the accelerated approval program, the FDA may grant accelerated approval to a drug designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the drug has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug receiving accelerated approval perform a post-marketing confirmatory clinical trial or trials.

FDA has broad discretion with regard to approval under the accelerated approval program, and FDA’s interpretation of the criteria for accelerated approval, such as what it considers to be available therapies, is subject to change. No assurance can be given that other therapeutics will not receive full approval prior to our potential receipt of accelerated approval. If that were to occur, no assurance can be given that we would be successful in proving meaningful benefit over those later approved products. If we were unable to prove meaningful benefit over any available therapies, we would be effectively blocked from receiving accelerated approval.

Even if we receive approval for any of our product candidates through the accelerated approval program, we will be subject to rigorous post-marketing requirements, including the completion of one or more post-market confirmatory studies, to verify the clinical benefit of our product candidate, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval, if received, for multiple reasons, including if we fail to conduct any required post-market confirmatory trial with due diligence, our post-market confirmatory trial does not confirm the predicted clinical benefit, other evidence shows that our product candidate is not safe or effective under the conditions for use, or we disseminate promotional materials that are found by FDA to be false or misleading.

Any delay in obtaining, or inability to obtain, approval through the accelerated approval pathway, or any issues in maintaining any such approvals that we receive, would delay or prevent commercialization of our product candidates, and would materially adversely affect our business, financial condition, results of operations, and cash flows.

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

Our business operations, including our relationships with healthcare providers, third-party payors, and patients, are or will be subject to a broad range of healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings if our activities are challenged as non-compliant.

Pharmaceutical manufacturers and their products are subject to extensive federal and state regulation, including laws intended to prevent fraud and abuse in the healthcare industry. These laws may constrain the business or financial arrangements and relationships through which we conduct business, including how we conduct research regarding, market, sell, and distribute our products. In the United States, these laws include, but are not limited to the following, some of which are likely to apply only if or when we obtain marketing approval for a product candidate:

●	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the anti-kickback statute or specific intent to violate it in order to have committed a violation;
●	the federal False Claims Act (“FCA”), which imposes criminal and civil penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government and actions under the FCA may be brought by private whistleblowers as well as the government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the FCA;
●	the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also establishes requirements related to the privacy, security, and transmission of individually identifiable health information which apply to many healthcare providers, physicians, and third-party payors with whom we interact;
●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act, or EKRA, which prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities, and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;
●	the FDCA, which, among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to calculate, report and certify certain complex product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs, which data may be used in the calculation of reimbursement and/or discounts on approved products;
●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	federal and state medical privacy and comprehensive privacy statutes, which regulate the privacy and security of personal information, and may vary significantly, complicating compliance efforts;
●	the so-called federal “sunshine law” or Open Payments which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to teaching hospitals, physicians, and other healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, and state laws which regulate interactions between pharmaceutical companies and healthcare providers, require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, require pharmaceutical companies to report information on transfers of value to other healthcare providers, marketing expenditures or pricing information and/or require licensing of sales representatives.

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

The number and complexity of both federal and state laws continues to increase; the laws contain ambiguous requirements or require administrative guidance for implementation; government interpretations of the laws continue to evolve; and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Governmental authorities may potentially conclude that our business practices, including arrangements we may have with physicians and other healthcare providers, or patient assistance programs, may not comply with applicable laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs. Further, we are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraud or other misconduct, including actions resulting non-compliance with regulatory standards and requirements such as those described above. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, or regulations. Defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

If safe and effective use of any of our product candidates depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that test, known as a companion diagnostic, at the same time that the FDA approves our product candidates. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA and other comparable regulatory authorities as medical devices and require separate regulatory authorization from therapeutic approval prior to commercialization. The development programs for some of our product candidates contemplate working with developers or obtaining access to marketed companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, in connection with our NDA for the treatment of adult patients with recurrent LGSOC, who received at least one prior systemic therapy and have a KRAS mutation, we may be required to obtain FDA approval or clearance of a companion diagnostic.

If safe and effective use of any of our product candidates we may develop depends on a companion diagnostic, we may not receive marketing approval, or marketing approval may be delayed, if we are unable to or are delayed in developing, identifying, or obtaining regulatory approval or clearance for the companion diagnostic product for use with our product candidate. In addition, the process of obtaining or creating such companion diagnostics is time consuming and costly and we, and/or future collaborators, may encounter difficulties in developing and obtaining regulatory clearance or approval for the companion diagnostics.

Current and future health care reforms may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

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

Beyond the ACA, there are ongoing and widespread health care reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform has been an ongoing focus. For example, federal legislation eliminated a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs. The IRA is anticipated to have a significant impact on the pharmaceutical industry. Subsequent to the enactment of the IRA, in 2024, the Biden Administration announced its commitment to expanding certain IRA reforms. There have been significant and wide-ranging reforms to federal policy and the federal government under the new Trump Administration. The focus on drug pricing and payment reform is likely to continue under the new Trump Administration. Other potential healthcare reform efforts under the Trump Administration could affect access to healthcare coverage or the funding of health care benefits. There is significant uncertainty regarding the nature or impact of any such reform implemented by the Trump Administration through executive action or by Congress.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the ACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 1 2032. As a further example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

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

The U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

We continue to evaluate federal and state health care reform efforts and the effect that such efforts may have on our business. Healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize any product candidates, if and when approved.

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

Due to the recent change in presidential administration, we face uncertainty regarding potential regulatory developments that may adversely affect our business.

We face uncertainty regarding the potential for changes in the regulatory environment following the change in presidential administration in January 2025. While many of the Trump administration’s proposed policies appear to be focused on deregulation, the new administration and federal government could adopt legislation, regulation, or policy that adversely affects our business or creates a more challenging and costly environment to pursue the development and commercialization of our current or future product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory, or policy changes regarding the standards for approving drugs that we may be unable to satisfy or regarding the marketing of approved drugs that may limit or prohibit the advertising and promotion of our current or future product candidates, if approved. Additionally, because one objective of the current Trump administration appears to be to decrease spending in the federal government, the FDA could face staff reductions, which could impact the FDA’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how executive actions that may be taken under the current Trump administration may affect the FDA’s ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the efforts and abilities of the principal members of our senior management and other key personnel, including Daniel Paterson, our President and Chief Executive Officer, Daniel Calkins, our Chief Financial Officer, and Matthew Ros, our Chief Operating Officer. Although we have formal employment agreements with Daniel Paterson, Daniel Calkins, Matthew Ros and other members of our senior management and key personnel, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

Our stock price has been volatile. Since January 27, 2012, when we became a public company, the closing price for one share of our common stock has reached a high of $194.53 and a low of $2.20 through December 31, 2024, on a post reverse stock split basis. We cannot predict whether the price of our common stock will rise or fall. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire, or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
●	developments regarding the commercialization of our product candidates, including avutometinib and defactinib;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this "Risk Factors" section.

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

We have in the past issued, and we may at any time in the future issue, shares of preferred stock, and as of December 31, 2024 we have 1,000,000 shares of our Series A convertible preferred stock, par value $0.0001 per share (the “Series A Convertible Preferred Stock”) and 0 shares of our Series B convertible preferred stock, par value $0.0001 per share (the “Series B Convertible Preferred Stock” and together with the Series A Convertible Preferred Stock, the “Preferred Stock”) issued and outstanding. Our amended and restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, our Series B Convertible Preferred Stock ranks senior to our common stock, and the holders of our Series B Convertible Preferred Stock are entitled to a liquidation preference of $1.00 per share of Series B Convertible Preferred Stock in the event of our liquidation, dissolution or winding up, which could limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation. Additionally, holders of our Preferred Stock are entitled to receive, on an as converted basis, dividends and consideration in the event of certain transactions equivalent to the dividends and consideration received by the holders of our common stock, which would make paying dividends and engaging in certain transactions more expensive. We also may not make any changes to our amended and restated certificate of incorporation that would limit the rights of the holders of our either series of our preferred stock without the affirmative vote of a majority of such series of preferred stock, which may make it more difficult to take certain corporate actions in the future.

Our stockholders will experience substantial dilution if outstanding warrants or pre-funded warrants are exercised for shares common stock.

As of December 31, 2024, there were pre-funded warrants to purchase up to 5,000,000 shares of our common stock and warrants to purchase up to 18,083,334 shares of our common stock outstanding. The pre-funded warrants have an exercise price equal to $0.001 per underlying share of common stock and do not expire. Each warrant has an exercise price equal to $3.50 and is exercisable for one shares of our common stock (or, in certain limited circumstances in lieu of a share of common stock, a pre-funded warrant for one share of our common stock at the warrant exercise price less the exercise price of the pre-funded warrant purchased). The warrants expire on January 25, 2026. The conversion of the outstanding pre-funded warrants and warrants into shares of common stock would be substantially dilutive to existing stockholders. Any dilution or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.

Raising additional capital or entering into certain licensing arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, grants and government funding, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or securities convertible into our common stock, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. To the extent that we enter into certain licensing arrangements, the ownership interest of our existing stockholders may be diluted if we elect to make certain payments in shares of our common stock. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Item 2. Properties

We occupy approximately 27,810 square feet of office space in Needham, Massachusetts under a lease that expires in June 2026. We believe that our facility is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

HOLDERS

As of February 28, 2025, there were 7 holders of record of our common stock and the closing price of our common stock on The Nasdaq Capital Market as of that date was $5.60. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

DIVIDENDS

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information required by this Item 5 of Form 10-K regarding equity compensation plans will be included in our 2025 Proxy Statement and is incorporated herein by reference.

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2019 through December 31, 2024. The comparison assumes $100 was invested after the market closed on December 31, 2019 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

Cumulative Total Return Comparison

	December 31,
	2019	2020	2021	2022	2023	2024
Verastem, Inc.	100.00	158.96	152.99	30.04	50.62	32.15
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	233.87
NASDAQ Biotechnology	100.00	126.42	126.45	113.65	118.87	118.19

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

OVERVIEW

We are a late-stage development biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with RAS/ MAPK pathway-driven cancers. Our pipeline is focused on novel small molecule drugs that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including RAF/MEK inhibition, FAK inhibition and KRAS G12D inhibition.

Our most advanced product candidates, avutometinib and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, but not limited to LGSOC, NSCLC and pancreatic cancer. We believe that avutometinib may be beneficial as a therapeutic, as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors, or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

Our operations to date have been organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA through our ownership period ending in September 2020. We have financed our operations to date primarily through public and private offerings of our common stock, warrants and pre-funded warrants, offerings of convertible notes, sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the Loan Agreement, the Note Purchase Agreement, the upfront payments and milestone payments under our license and collaboration agreements with Sanofi, CSPC, and Yakult, the upfront payment and milestone payments received under the Secura APA, and sales of Series B Convertible Preferred Stock. Additionally, from our U.S. commercial launch of COPIKTRA on September 24, 2018, through our ownership period ending in September 2020, we financed a portion of our operations through product revenue.

As of December 31, 2024, we had an accumulated deficit of $955.5 million. Our net loss was $130.6 million, $87.4 million, and $73.8 million, for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had cash, cash equivalents, and investments of $88.8 million. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the consolidated financial statements. We anticipate operating losses may continue for the foreseeable future since we do not yet have regulatory approval to sell any of our product candidates, and we continue to incur operating costs to execute our strategic plan, including costs related to research and development of our product candidates and commercial readiness activities. As a result of the assessment in accordance with the applicable accounting standards, these conditions raise substantial doubt about our ability to continue as a going concern for 12 months after the date the consolidated financial statements are issued.

We expect to finance our operations with our existing cash, cash equivalents and investments, through potential future milestones and royalties received pursuant to the Secura APA, through the Note Purchase Agreement or through other strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of our equity, or the incurrence of debt. However, given the risks associated with these potential strategic or financing opportunities, they are not deemed probable for purposes of the going concern assessment. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

Product/ product candidate/ project specific costs include:

●	direct third-party costs, which include expenses incurred under agreements with CROs, the cost of consultants who assist with the development of our product candidates on a program-specific basis, clinical site costs, and any other third-party expenses directly attributable to the development of the product candidates;
●	direct costs related to avutometinib or defactinib that are not specific to a clinical trial such as the costs relating to contract manufacturing operations including manufacturing costs in connection with producing avutometinib and defactinib are included within “Avutometinib and defactinib manufacturing and non-clinical trial specific” as the cost to manufacture avutometinib and defactinib is not allocated to specific clinical trials; and
●	license fees.

Unallocated costs include:

●	research and development employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense;
●	cost of consultants, including our scientific advisory board, who assist with our research and development but are not allocated to a specific program; and
●	facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, and laboratory supplies.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
	2024	2023	2022
	(in thousands)	(in thousands)	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib - LGSOC	$25,079	$13,360	$9,000
Avutometinib + defactinib - NSCLC	7,271	8,487	7,666
Avutometinib + defactinib - pancreatic cancer	2,966	—	—
Avutometinib + defactinib - other indications	1,282	1,225	70
Avutometinib and defactinib manufacturing and non-clinical trial specific	15,020	16,462	16,215
GenFleet	3,939	2,177	—
COPIKTRA	—	93	183
Unallocated costs
Personnel costs, excluding stock-based compensation	14,657	12,299	10,848
Stock-based compensation expense	2,134	1,987	1,766
Other unallocated expenses	8,986	5,266	4,810
Total research and development expense	$81,334	$61,356	$50,558

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

Other income, other expense, interest income and interest expense

Other expense for each of the years ended December 31, 2024 and 2023 was comprised of transaction losses due to changes in foreign currency exchange rates. Other income for the year ended December 31, 2022 was comprised of a gain on the sale of fixed assets and transaction gains due to changes in foreign currency exchange rates.

Interest income reflects interest earned on our cash, cash equivalents and available-for-sale securities.

Interest expense reflects interest expense due on our Loan Agreement with Oxford and our convertible notes, as well as non-cash interest related to the amortization of debt discount and issuance costs.

Change in fair value of preferred stock tranche liability

The change in fair value of preferred stock tranche liability for the years ended December 31, 2024 and December 31, 2023, was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Securities Purchase Agreement (the “Series B Convertible Preferred Stock Securities Purchase Agreement”), dated January 24, 2023 with certain purchasers pursuant to which the Company agreed to sell and issue to the purchasers in a private placement up to 2,144,160 shares of its Series B Convertible Preferred Stock in two tranches. The preferred stock tranche liability expired in July 2024 and is no longer outstanding. There was no preferred stock tranche liability outstanding during the year ended December 31, 2022.

Change in fair value of common stock warrant liability

The change in fair value of warrant liability for the year ended December 31, 2024 was comprised of the mark-to-market adjustment related to liability classified warrants issued as part of the July 2024 Offering (defined herein). There were no warrants outstanding during the years ended December 31, 2023, or December 31, 2022.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued and prepaid research and development expenses, stock-based compensation, revenue recognition, and collaborative agreements, described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Revenue recognition

We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers (“ASC 606”).

Sales of intellectual property

For sales of license and intellectual property, that include sale-based royalties, including milestone payments based on a level of sales, we evaluate whether the royalties and sales-based milestones are considered probable of being achieved and estimate the amount of royalties to include over the contractual term using the expected value method and estimate the sales-based milestones using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated royalty and milestone value is included in the transaction price. Royalties and sales-based milestones for territories for which there is not regulatory approval are not considered probable until such regulatory approval is achieved. We evaluate factors such as whether consideration is outside of our control, timeline for when the uncertainty will be resolved and historical sales of COPIKTRA if applicable. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and amount of royalty revenue to be received and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. At December 31, 2024, we determined no future potential royalties pursuant to the Secura APA were not constrained.

Refer to Note 2. Significant Accounting Policies and Note 13. License, collaboration and commercial agreements to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of revenue.

Collaborative Arrangements

Collaborative Arrangements: Contracts are considered to be collaborative arrangements pursuant to U.S. GAAP when they satisfy the following criteria defined in ASC Topic 808, Collaborative Arrangements: (i) the parties to the contract must actively participate in the joint operating activity and (ii) the joint operating activity must expose the parties to the possibility of significant risk and rewards, based on whether or not the activity is successful. Payments received from or made to a partner that are the result of a collaborative relationship with a partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction or increase to research and development expense, respectively.

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

Stock-based compensation

For service-based awards, we recognize stock-based compensation expense for stock options, and restricted stock units (“RSUs”) issued to employees, directors and consultants based on the grant date fair value of the awards on a straight-line basis over the requisite service period. In addition, we issue shares under our employee stock purchase plan (“ESPP”) to employees. The fair value of our stock options and ESPP grants is estimated at the date of grant using the Black-Scholes option pricing model. For determining fair value of stock options when the stock options are not at the money because of a modification, we are precluded from utilizing the simplified method as described in SEC SAB Topic 14.D.2 to calculate the expected term as a key assumption in the Black-Scholes pricing model. Therefore, when valuing stock options that are not at the money, we utilize a binomial lattice model to calculate the fair value of the stock option.

We have also granted performance-based RSUs and stock options with terms that allow the recipients to vest in a specific number of shares based upon the achievement of performance-based milestones as specified in the grants. Stock-based compensation expense associated with these performance-based RSUs and stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates of the achievement of the performance-based milestones. If the actual achievement of the performance-based milestones varies from our estimates, stock-based compensation expense could be materially different than what is recorded in the period. The cumulative effect on current and prior periods of a change in estimate for performance-based RSUs and stock options will be recognized as compensation cost in the period of the revision, and recorded as a change in estimate.

While the assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our underlying assumptions and estimates, our stock-based compensation expense could vary significantly from period to period.

During the year ended December 31, 2024, we recorded $7.3 million of stock-based compensation expense. As of December 31, 2024, there was approximately $6.0 million of unrecognized stock-based compensation related to stock options, which are expected to be recognized over a weighted-average period of 2.1 years. As of December 31, 2024, there was approximately $4.0 million of unrecognized stock-based compensation related to RSUs, which are expected to be recognized over a weighted-average period of 2.3 years. See Note 2. Significant accounting policies and Note 8. Stock-based compensation to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of stock-based compensation.

RESULTS OF OPERATIONS

All financial information presented has been consolidated and includes the accounts of our wholly-owned subsidiaries, Verastem Securities Company and Verastem Europe GmbH. All intercompany balances and transactions have been eliminated in consolidation.

	Year Ended December 31,

	2024	2023	2022
Revenue:
Sale of COPIKTRA license and related assets	10,000	—	2,596
Total revenue	10,000	—	2,596
Operating expenses:
Research and development	81,334	61,356	50,558
Selling, general and administrative	43,622	30,728	24,975
Total operating expenses	124,956	92,084	75,533
Loss from operations	(114,956)	(92,084)	(72,937)
Other expense	(123)	(109)	47
Interest income	4,149	6,214	1,215
Interest expense	(4,562)	(4,139)	(2,137)
Change in fair value of preferred stock tranche liability	4,189	2,751	—
Change in fair value of warrant liability	(19,149)	—	—
Net loss before taxes	(130,452)	(87,367)	(73,812)
Income tax expense	(185)	—	—
Net Loss	(130,637)	(87,367)	(73,812)

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the year ended December 31, 2024 (the “2024 Period”) was $10.0 million compared to $0.0 million for the year ended December 31, 2023 (the “2023 Period”). Sale of COPIKTRA license and related assets revenue for the 2024 Period was comprised of one sales milestone of $10.0 million due upon Secura achieving cumulative worldwide net sales of COPIKTRA exceeding $100.0 million during the 2024 Period. The $10.0 million milestone payment was received by us in July 2024.

Research and development expense. Research and development expense for the 2024 Period was $81.3 million compared to $61.4 million for the 2023 Period. The $19.9 million increase from the 2023 Period to the 2024 Period was primarily related to an increase of $6.4 million in CRO costs, an increase of $4.7 million in investigator fees, an increase of $4.5 million in consulting costs, an increase of $2.5 million in personnel related costs, including non-cash stock-based compensation, and an increase of $1.8 million in clinically supply costs. The increase in CRO costs and investigator fees was primarily driven by increased costs related to the RAMP 301 study which we commenced in the last quarter of 2023. The increase in consulting costs was primarily driven by additional consultants in 2024 to support RAMP 301 startup and enrollment and additional consulting costs related to completing the NDA submission for avutometinib and defactinib for treatment of patients with recurrent LGSOC.

Selling, general and administrative expense. Selling, general and administrative expense for the 2024 Period was $43.6 million compared to $30.7 million for the 2023 Period. The increase of $12.9 million from the 2023 Period to the 2024 Period primarily resulted from an increase of $4.8 million in personnel related costs, including non-cash stock-based compensation, an increase of $4.7 million of costs in anticipation of the potential launch of avutometinib and defactinib in LGSOC, an increase of $3.0 million in July 2024 Offering financing fees in the 2024 Period, and an increase of $1.0 million in consulting and professional fee, partially offset by $0.6 million in financing fees for the offering of our Series B Convertible Preferred Stock in the 2023 Period.

Other expense. Other expense of $0.1 million for the 2024 Period and the 2023 Period was comprised of transaction losses due to changes in foreign currency exchange rates.

Interest income. Interest income for the 2024 Period was $4.1 million compared to $6.2 million for the 2023 Period. The decrease of $2.1 million in interest income was primarily driven by a decrease in interest rates and investment balances on short-term investments and cash equivalents.

Interest expense. Interest expense for the 2024 Period was $4.6 million compared to $4.1 million for the 2023 Period. The increase of $0.5 million from the 2023 Period to the 2024 Period was primarily driven by additional interest expense in the 2024 Period on the Loan Agreement as a result of the additional $15.0 million debt drawdown on March 22, 2023.

Change in fair value of preferred stock tranche liability. The change in fair value of the preferred stock tranche liability was $4.2 million income for the 2024 Period compared to $2.8 million income for the 2023 Period. The change in fair value of preferred stock tranche liability was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Series B Convertible Preferred Stock Securities Purchase Agreement. The fair value of the preferred stock tranche liability decreased from $4.2 million at the beginning of the 2024 Period and expired in July 2024 resulting in $4.2 million income in the 2024 Period. The fair value of the preferred stock tranche liability decreased from $6.9 million upon issuance on January 24, 2023, to $4.1 million at the end of the 2023 Period resulting in $2.8 million income in the 2023 Period.

Change in fair value of warrant liability. The change in fair value of the warrant liability of $19.1 million expense for the 2024 Period was comprised of the mark-to-market adjustment for the liability classified warrants issued as part of the July 2024 Offering. The liability classified warrants increased in value from July 23, 2024, to December 31, 2024 primarily driven by an increase in our stock price. There was no warrant liability outstanding during the 2023 Period.

Income tax expense. Income tax expense of $0.2 million for the 2024 Period was comprised of interest under IRC section 453A related to the $10.0 million milestone payment from Secura because it was an installment sale for tax purposes. There was no income tax expense in the 2023 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public and private offerings of our common stock, warrants and pre-funded warrants, offerings of convertible notes, convertible preferred stock sales of common stock under our at-the-market equity offering programs, our loan and security agreement executed with Hercules in March 2017, as amended, the Loan Agreement, the Note Purchase Agreement, the upfront payments and milestone payments under our license and collaboration agreements with Sanofi, CSPC, and Yakult, and the upfront payment and milestone payments received under the Secura APA. Additionally, from our commercial launch of COPIKTRA in the United States on September 24, 2018, through our ownership period ending in September 2020, we financed a portion of our operations through product revenue. As of September 30, 2020, we have sold our COPIKTRA license and no longer sell COPIKTRA in the United States. We expect to finance a portion of our business through future potential milestones and royalties received pursuant to the Secura APA.

As of December 31, 2024, we had $88.8 million in cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, government bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in this Annual Report on Form 10-K.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year ended December 31,
	2024	2023	2022
Net cash (used in) provided by:
Operating activities	$(104,771)	$(86,460)	$(63,673)
Investing activities	59,972	(44,447)	66,185
Financing activities	54,782	134,194	51,784
Increase in cash, cash equivalents and restricted cash	$9,983	$3,287	54,296

Operating activities. The use of cash in operating activities in the 2024 Period and 2023 Period resulted primarily from our net losses adjusted for non-cash adjustments and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash adjustments was $108.5 million and $85.5 million for the 2024 Period and 2023 Period, respectively. Non-cash adjustments for the 2024 Period were primarily related to stock-based compensation expense, change in the fair value of warrant liability and change in the fair value of preferred stock tranche liability. Non-cash adjustments for the 2023 Period were primarily related to stock-based compensation expense, non-cash interest, net and change in the fair value of preferred stock tranche liability. Our cash inflow for the 2024 Period from operating activities due to changes in operating assets and liabilities was $3.7 million primarily driven by an increase of $8.0 million in accrued expenses and other liabilities, partially offset by a decrease of $3.2 million in accounts payable, an increase of $0.6 million in prepaid expenses, other current assets and other assets, a decrease of $0.3 million in deferred liabilities and an increase of $0.2 million in grant receivable. Our cash outflow for the 2023 Period from operating activities due to changes in operating assets and liabilities was $1.0 million for the 2023 Period primarily driven by an increase of $5.8 million in prepaid expenses, other current assets and other assets, and a decrease of $0.4 million in deferred liabilities, partially offset by an increase of $2.9 million in accrued expenses and other liabilities, and an increase of $2.3 million in accounts payable. The increases in both periods in prepaid expenses, other current assets, and other asserts is exclusive of cash received from PanCAN and used on the RAMP 205 study. Cash used in operating activities was $104.8 million and $86.5 million for the 2024 Period and the 2023 Period, respectively.

Investing activities. The cash provided by investing activities for the 2024 Period primarily relates to the net maturities of investments of $60.0 million. The cash used in investing activities for the 2023 Period primarily relates to the net purchases of investments of $44.4 million.

Financing activities. The cash provided by financing activities for the 2024 Period represents $53.8 million of net proceeds received from the issuance of shares of common stock, pre-funded warrants, and warrants as part of the July 2024 Offering, $1.3 million of proceeds received from insurance premium financing, $0.9 million of proceeds received from exercise of warrants and $0.2 million of proceeds received from exercise of stock options and our employee stock purchase plan, partially offset by $1.3 million of payments on insurance premium financing, and $0.2 million of fees paid to the Lenders to amend our Loan Agreement with Oxford. The cash provided by financing activities for the 2023 Period primarily represents $91.4 million of proceeds from our public offering in June 2023 of common stock and pre-funded warrants to purchase shares of our common stock, net of issuance costs, $28.1 million of proceeds received from issuance of Series B Convertible Preferred Stock, net of issuance costs, $14.9 million of proceeds received pursuant to the Loan Agreement, $1.4 million of proceeds received from insurance premium financing and $0.1 million of proceeds received related to our employee stock purchase plan, partially offset by $1.4 million of payments on insurance premium financing, and $0.3 million of repayment of our 5.00% Convertible Senior Notes due 2048.

Refer to Note 7. Capital Stock to our consolidated financial statements located in this Annual Report on Form 10-K for additional details on the July 2024 Offering of common stock, pre-funded warrants, and warrants, the June 2023 Offering of common stock and pre-funded warrants, and the January 2023 offering of our Series B Convertible Preferred Stock; Note 5. Debt to our consolidated financial statements located in this Annual Report on Form 10-K for additional details on the Loan Agreement; and Note 14. Notes Payable to our consolidated financial statements located in this Annual Report on Form 10-K for additional details on the finance agreement with

AFCO Premium Credit LLC related to insurance premium financing and the monthly payments of principal and interest related thereto.

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

Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

●	the costs and timing of activities in anticipation of potential commercialization for avutometinib and defactinib and product candidates for which we expect to receive marketing approval;
●	the scope, progress, and results of our ongoing and potential future clinical trials;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs, timing, and outcome of regulatory review of our product candidates (including our efforts to seek approval and fund the preparation and filing of regulatory submissions);
●	revenue, if any, received from commercial sales of our product candidates, including avutometinib and defactinib, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property related claims;
●	our ability to establish collaborations or partnerships on favorable terms, if at all; and
●	receipt of milestone payments and royalties pursuant to the Secura APA including timing of such receipt.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and through future potential milestones and royalties received pursuant to the Secura APA. To the extent that we raise additional capital through the sale of equity, warrants or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Without additional funding we believe that we may not have sufficient funds to meet our obligations within the next 12 months from the date of issuance of these consolidated financial statements. While we believe that we may have sufficient funds to meet our obligations within the next 12 months from the date of the issuance of the consolidated financial statements for the year ended December 31, 2024, in performing this analysis under the applicable accounting standards management excluded certain elements of our operating plan that cannot be considered probable of occurring. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date the consolidated financial statements are issued.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On April 15, 2014, we entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014 and it was scheduled to expire on September 30, 2019. Effective February 15, 2018, we amended our lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the “February 2018 Amended Lease Agreement”). The February 2018 Amended Lease Agreement extended the expiration date of the lease from September 2019 through June 2025. Pursuant to the February 2018 Amended Lease Agreement, the initial annual base rent amount was approximately $0.7 million, which increased during the lease term to $1.1 million for the last 12-month period. Effective November 1, 2024, we amended the February 2018 Amended Lease Agreement to extend the expiration date from June 2025 to June 2026 (the “November 2024 Amended Lease Agreement”). The payment terms of the November 2024 Amended Lease Agreement are $1.1 million per annum through the expiration date in June 2026. As of December 31, 2024, the total future lease payments under the agreement are $1.6 million through June 2026.

In 2024 we entered into a master services agreement with IQVIA (“IQVIA Master Services Agreement”) for our strategic collaboration with IQVIA to leverage IQVIA’s infrastructure and established commercialization solutions to complement our launch strategy for the potential launch of avutometinib and defactinib in patients with KRAS mt LGSOC planned for middle of 2025. As of December 31, 2024, we have committed to spend approximately $60.0 million under the IQVIA Master Services Agreement which we expect to spend in the next three to four years.

As discussed in Note 13. License, collaboration and commercial agreements to the consolidated financial statements located in this Annual Report on Form 10-K, we are party to several agreements to license intellectual property. The license agreements may require us to pay upfront license fees, ongoing annual license maintenance fees, milestone payments, minimum royalty payments, as well as reimbursement of certain patent costs incurred by the licensors, as applicable. As of December 31, 2024, we do not have any minimum contractual obligations in relation to these agreements because: there were no upfront license fees payable in future periods; no annual license maintenance fees; we cannot estimate if milestone and/or royalty payments will occur in future periods; and patent cost reimbursement costs are perpetual and the agreements are cancelable by us at any time upon prior written notice to the licensor.

TAX LOSS CARRYFORWARDS

As of December 31, 2024, we had federal and state NOL carryforwards of $370.6 million and $56.7 million, respectively, which are available to reduce future taxable income. We also had federal and state tax credits of $2.6 million and $0.2 million, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2044, except for $333.4 million of federal NOL carryforwards which may be carried forward indefinitely. NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the IRC, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2024, we recorded a 100% valuation allowance against our NOL and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Based on our analysis under Section 382 of the IRC and similar provisions under state law, we believe that our federal NOL carryforwards, our state NOL carryforwards, our research and development (“R&D”) credits and our Orphan Drug (“OD”) credits will be limited as of December 31, 2024. The portion of federal NOL, state NOL, R&D credits and OD credits that were determined to be limited by Section 382 have been written off as of December 31, 2024. The remaining unused carryforwards remain available for future periods. During 2024, we believe we triggered ownership changes under Section 382 of the IRC and similar provisions under state law. We have approximately $346.4 million of federal NOLs generated prior to such ownership changes inclusive of $309.3 million of federal NOLs which may be carried forward indefinitely. Since the $309.3 million of federal NOLs may be carried forward indefinitely these have not been written off as of December 31, 2024, but due to the limitations under Section 382, generally we can only use $1.6 million per year against taxable income in the future. Due to our full valuation allowance the write off of NOLs, R&D credits, and OD credits did not have any impact to the statements of operation and comprehensive loss for the 2024 Period and 2023 Period.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Refer to Note 2. Significant Accounting Policies to our consolidated financial statements located in this Annual Report on Form 10-K for recently adopted accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $88.8 million and $137.1 million as of December 31, 2024 and 2023, respectively, consisting of cash, U.S. Government money market funds, government bonds, corporate bonds and commercial paper of publicly traded companies. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally, which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2024, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of December 31, 2024, we had borrowed $40.0 million under the Loan Agreement. The Loan Agreement bears interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, which is subject to an overall floor and cap. Changes in interest rates can cause interest charges to fluctuate under the Loan Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the year ended December 31, 2024 due to the overall interest rate floor and cap.

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
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorizations of management and directors; and
(3)	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Trading Plans of Our Directors and Officers

During our fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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

Insider Trading Policies and Procedures

We have adopted an insider trading policy that governs the purchase, sale, and other dispositions of our securities by our directors, officers and employees, and other covered persons. The insider trading policy also applies to transactions by the Company in its securities. We believe that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of Nasdaq.  A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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

4.2*	Description of Securities

4.3	Form of Pre-Funded Warrant. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 21, 2023).

4.4	Form of Pre-Funded Warrant to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 25, 2024).

4.5	Form of Warrant to Purchase Stock (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 25, 2024).

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

10.13*	Second Amendment of Lease Agreement, dated November 1, 2024, between the Registrant and 117 Kendrick DE, LLC

10.14#

Employment Agreement, dated August 2, 2023, by and between Verastem, Inc. and Daniel W. Paterson (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2023).

10.15†

License Agreement, dated July 11, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 13, 2012)

10.16†

Letter Agreement, dated December 7, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Registrant on March 6, 2014)

10.17†

License Agreement for CKI27, dated January 7, 2020, between Verastem, Inc. and Chugai Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.18†*	First Amendment to License Agreement for CKI27, dated April 19, 2020 between Verastem, Inc. and Chugai Pharmaceutical, Co. Ltd.

10.19†*	Second Amendment to License Agreement for CKI27, dated August 12, 2021, between Verastem, Inc. and Chugai Pharmaceutical Co. Ltd.

10.20†*	Third Amendment to License Agreement for CKI27, dated May 10, 2023, between Verastem, Inc. and Chugai Pharmaceutical Co. Ltd.

10.21#	Form of Restricted Stock Unit Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.22#	Form of Inducement Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.23#	Form of Incentive Stock Option Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.24#	Form of Nonstatutory Stock Option Agreement under the 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.25#	Form of Inducement Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.26#	Form of Incentive Stock Option Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.27#

Form of Nonstatutory Stock Option Agreement (Employees) under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.28#

Form of Nonstatutory Stock Option Agreement (Non-Employees) under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.29#	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.30#	Form of Inducement Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.31#	Form of Inducement Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2021)

10.32†	Asset Purchase Agreement by and between Secura Bio, Inc. and Verastem, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2020)

10.33

Loan and Security Agreement, dated as of March 25, 2022, among Verastem, Inc., as borrower, Oxford Finance LLC, as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant with the Securities and Exchange Commission on March 27, 2022)

10.34#

Employment Agreement, dated October 24, 2023 by and between Verastem, Inc. and Daniel Calkins (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 27, 2023).

10.35#

Employment Agreement dated January 14, 2025 by and between Verastem, Inc. and Matthew Ros. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 21, 2025)

10.36

First Amendment to Loan and Security Agreement, dated as of January 4, 2024, among Verastem, Inc., as borrower, Oxford Finance LLC, as collateral agent and a lender, and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 8, 2024)

10.37#	Amended and Restated 2018 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 8, 2023)

10.38#	Amended and Restated 2012 Incentive Plan. (incorporated by reference to Exhibit 10.2 to Form 10-Q by the Registrant with the Securities and Exchange Commission on August 8, 2023)

10.39#	Amended and Restated 2021 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 to Form 10-Q by the Registrant with the Securities and Exchange Commission on August 8, 2023)

10.40

Exchange Agreement, dated November 4, 2022, by and among Verastem, Inc. and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC (incorporated by reference to Exhibit 10.1 to for the form 8-K filed by the Registrant with the Securities and Exchange Commission on November 7, 2022)

10.41	Amended and Restated 2021 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 to Form 10-Q by the Registrant with the Securities and Exchange Commission on August 8, 2024)

10.42

Note Purchase Agreement, dated as of January 13 2025, by and among Verastem, Inc., RGCM SA LLC, Oberland Capital Management LLC and certain funds managed by Oberland Capital Management LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 13, 2025)

10.43

Stock Purchase Agreement, dated as of January 13, 2025, among Verastem, Inc. and the investors party thereto. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 13, 2025)

10.44†*	Collaboration and Option Agreement by and between Verastem, Inc. and GenFleet Therapeutics (Shanghai), Inc. dated as of August 24, 2023.

10.45#*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2021 Equity Incentive Plan.

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1

Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 14, 2024)

99.1*	Press Release issued by Verastem, Inc. on March 20, 2025 (furnished herewith).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†

Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) is of the type that the Company treats as private or confidential. Confidential materials omitted will be filed separately with the SEC upon request.

#	Management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of March 2025.

VERASTEM, INC. By:	/s/ Daniel W. Paterson
Daniel W. Paterson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel W. Paterson
Daniel W. Paterson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2025

/s/ Daniel Calkins
Daniel Calkins	Chief Financial Officer (Principal Financial and Accounting officer)	March 20, 2025

/s/ PAUL BUNN, M.D.
Paul Bunn, M.D.	Director	March 20, 2025

/s/ Robert Gagnon
Robert Gagnon	Director	March 20, 2025

/s/ Anil Kapur
Anil Kapur	Director	March 20, 2025

/s/ Michael Kauffman, M.D.,Ph.D.
Michael Kauffman, M.D., Ph.D.	Director	March 20, 2025

/s/ JOHN JOHNSON
John Johnson	Director	March 20, 2025

/s/ MICHELLE ROBERTSON
Michelle Robertson	Director	March 20, 2025

/s/ Eric Rowinsky, M.D.
Eric Rowinsky, M.D.	Director	March 20, 2025

/s/ BRIAN STUGLIK
Brian Stuglik	Director	March 20, 2025

/s/ Karin Tollefson
Karin Tollefson	Director	March 20, 2025

Verastem, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verastem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verastem, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrued and Prepaid Clinical Trial Expense
Description of the Matter

As summarized in Note 4 to the consolidated financial statements, the Company’s accrued clinical expenses were $10.9 million at December 31, 2024, which included the estimated obligation for clinical trial expenses incurred as of December 31, 2024 but not paid as of that date. In addition, the Company’s total prepaid expenses and other current assets were $5.9 million, which included amounts that were paid in advance of services incurred pursuant to clinical trials.  As discussed in Note 2 to the consolidated financial statements, the Company records clinical trial expenses as incurred. The Company’s determination of costs incurred for certain development activities, such as clinical trial expenses, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to the Company by its vendor on their actual costs incurred or level of effort expended. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid expenses and other current assets or accrued expenses.

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

How We Addressed the Matter in Our Audit

To evaluate the accrued and prepaid clinical trial expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant assumptions used by management to estimate the recorded accruals and prepayments. We obtained third party confirmation from the Company’s most significant contract research organizations to validate the underlying data used in management’s estimate. We corroborated the progress of research and development activities associated with clinical trials through discussion with the Company’s research and development personnel that oversee the clinical activities. In addition, we performed analytics over fluctuations in accruals and prepaids by vendor throughout the period subject to audit and compared subsequent invoices received from third parties to amounts accrued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts

March 20, 2025

Verastem, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$88,818	$77,909
Short-term investments	—	59,220
Grant receivable	200	—
Prepaid expenses and other current assets	5,943	6,553
Total current assets	94,961	143,682
Property and equipment, net	32	37
Right-of-use asset, net	1,405	1,171
Restricted cash	241	241
Other assets	4,899	4,587
Total assets	$101,538	$149,718
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$4,026	$7,184
Accrued expenses	25,952	17,928
Deferred liabilities	—	327
Lease liability, short-term	995	941
Total current liabilities	30,973	26,380
Non-current liabilities:
Long-term debt	40,724	40,086
Lease liability, long-term	535	530
Preferred stock tranche liability	—	4,189
Warrant liability	58,199	—
Total liabilities	130,431	71,185
Convertible preferred stock:
Series B Convertible Preferred Stock, $0.0001 par value; 944 shares and 2,144 shares designated at December 31, 2024 and December 31, 2023, respectively; 0 shares and 1,200 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	21,159
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 5,000 shares authorized:
Series A Convertible Preferred Stock, $0.0001 par value; 1,000 shares designated, 1,000 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 44,784 and 25,281 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	4	3
Additional paid-in capital	926,630	882,248
Accumulated other comprehensive income	—	13
Accumulated deficit	(955,527)	(824,890)
Total stockholders’ (deficit) equity	(28,893)	57,374
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$101,538	$149,718

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Sale of COPIKTRA license and related assets	$10,000	$—	$2,596
Total revenue	10,000	—	2,596
Operating expenses:
Research and development	81,334	61,356	50,558
Selling, general and administrative	43,622	30,728	24,975
Total operating expenses	124,956	92,084	75,533
Loss from operations	(114,956)	(92,084)	(72,937)
Other income (expense)	(123)	(109)	47
Interest income	4,149	6,214	1,215
Interest expense	(4,562)	(4,139)	(2,137)
Change in fair value of preferred stock tranche liability	4,189	2,751	—
Change in fair value of warrant liability	(19,149)	—	—
Net loss before taxes	(130,452)	(87,367)	(73,812)
Income tax expense	(185)	—	—
Net loss	(130,637)	(87,367)	(73,812)
Net loss per share—basic and diluted	(3.66)	(3.96)	(4.57)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	35,713	22,054	16,138

Net loss	$(130,637)	$(87,367)	$(73,812)
Unrealized gain (loss) on available-for-sale securities	(13)	13	(34)
Comprehensive loss	$(130,650)	$(87,354)	$(73,846)

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

								Accumulated
								other
							Additional	comprehensive		Total
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		paid-in	(loss)	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2021	—	$—	—	$—	15,440,830	$2	$751,234	$34	$(663,711)	$87,559
Net loss	—	—	—	—	—	—	—	—	(73,812)	(73,812)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(34)	—	(34)
Issuance of Series A Convertible Preferred Stock in exchange for common stock	—	—	1,000,000	—	(833,333)	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	10,194	—	164	—	—	164
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	121,441	—	—	—	—	—
Issuance of common stock resulting from exercise of stock options	—	—	—	—	8,181	—	118	—	—	118
Issuance of common stock resulting from at-the-market transactions, net	—	—	—	—	1,964,448	—	27,349	—	—	27,349
Stock-based compensation expense	—	—	—	—	—	—	6,047	—	—	6,047
Balance at December 31, 2022	—	$—	1,000,000	$—	16,711,761	$2	$784,912	$—	$(737,523)	$47,391
Net loss	—	—	—	—	—	—	—	—	(87,367)	(87,367)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	13	—	13
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $1,901 and preferred stock tranche liability of $6,940	1,200,000	21,159	—	—	—	—	—	—	—	—
Issuance of common stock, and pre-funded warrants, net of issuance cost of $6,351	—	—	—	—	8,489,409	1	91,419	—	—	91,420
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	14,270	—	57	—	—	57
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	65,710	—	—	—	—	—
Stock-based compensation expense	—	—	—	—			5,860	—	—	5,860
Balance at December 31, 2023	1,200,000	$21,159	1,000,000	$—	25,281,150	$3	$882,248	$13	$(824,890)	$57,374
Net loss	—	—	—	—	—	—	—	—	(130,637)	(130,637)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(13)	—	(13)
Issuance of common stock and pre-funded warrants, net of issuance costs of $1,179	—	—	—	—	13,333,334	1	14,220	—	—	14,221
Conversion of Series B Convertible Preferred Stock to common stock	(1,200,000)	(21,159)	—	—	4,236,568	—	21,159	—	—	21,159
Issuance of common stock upon exercise of pre-funded warrants	—	—	—	—	1,538,201	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	250,000	—	1,420	—	—	1,420
Issuance of common stock resulting from exercise of stock options	—	—	—	—	21,978	—	172	—	—	172
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	15,231	—	69	—	—	69
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	107,888	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	7,342	—	—	7,342
Balance at December 31, 2024	—	$—	1,000,000	$—	44,784,350	$4	$926,630	$—	$(955,527)	$(28,893)

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(130,637)	$(87,367)	$(73,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26	62	118
Non-cash operating lease cost	(175)	(175)	(154)
Stock-based compensation expense	7,342	5,860	6,047
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	(5)	(1,132)	228
Change in fair value of preferred stock tranche liability	(4,189)	(2,751)	—
Change in fair value of warrant liability	19,149	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	31	485
Grant receivable	(200)	—	—
Prepaid expenses, other current assets and other assets	(596)	(5,826)	744
Accounts payable	(3,158)	2,283	2,599
Accrued expenses and other liabilities	7,999	2,938	(638)
Deferred liabilities	(327)	(383)	710
Net cash used in operating activities	(104,771)	(86,460)	(63,673)
Investing activities
Purchases of property and equipment	(28)	—	—
Purchases of investments	—	(96,447)	(17,815)
Maturities of investments	60,000	52,000	84,000
Net cash provided by (used in) investing activities	59,972	(44,447)	66,185
Financing activities
Payments for loan amendment	(150)	—	—
Proceeds from issuance of Series B Convertible Preferred Stock, net	—	28,099	—
Proceeds from long-term debt, net	—	14,918	24,148
Repayment of 2018 Notes	—	(300)	—
Proceeds from insurance premium financing	1,298	1,430	—
Payments on insurance premium financing	(1,298)	(1,430)	—
Proceeds from the exercise of stock options and employee stock purchase program	241	57	282
Proceeds from the issuance of common stock and pre-funded warrants, net	14,221	91,420	27,354
Proceeds from the issuance of warrants	39,595	—	—
Proceeds from exercise of warrants	875	—	—
Net cash provided by financing activities	54,782	134,194	51,784
Increase in cash, cash equivalents and restricted cash	9,983	3,287	54,296
Cash, cash equivalents and restricted cash at beginning of period	79,076	75,789	21,493
Cash, cash equivalents and restricted cash at end of period	$89,059	$79,076	$75,789
Supplemental disclosure
Cash paid for interest	3,774	3,361	1,536
Supplemental disclosure of non-cash investing and financing activities
Issuance of preferred stock tranche liability	$—	$6,940	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$7	$—
Issuance costs included in accounts payable and accrued expenses	$32	$—	$—
Conversion of Series B Convertible Preferred Stock to common stock	$21,159	$—	$—
Conversion of warrant liability to common stock upon warrant exercise	$545	$—	$—
Right of use asset obtained in exchange for operating lease liability	$988	$—	$—

See accompanying notes to the consolidated financial statements.

1. Nature of business

Verastem, Inc. (the “Company”) is a late-stage development biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with ras sarcoma (“RAS”)/ mitogen activated pathway kinase (“MAPK”) pathway-driven cancers. The Company’s pipeline is focused on novel small molecule drugs that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including RAF/MEK inhibition, FAK inhibition and KRAS G12D inhibition.

The Company’s most advanced product candidates, avutometinib and defactinib, are being investigated in both preclinical and clinical studies for the treatment of various solid tumors, including, but not limited to low grade serous ovarian cancer (“LGSOC”), non-small cell lung cancer (“NSCLC”) and pancreatic cancer. The Company believe that avutometinib may be beneficial as a therapeutic, as a single agent or when used together in combination with defactinib, other agents, other pathway inhibitors, or other current and emerging standard of care treatments in cancers that do not adequately respond to currently available therapies.

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

As of December 31, 2024, the Company had cash, cash equivalents, and investments of $88.8 million. In accordance with applicable accounting standards, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of the issuance of these consolidated financial statements. The Company anticipates operating losses may continue for the foreseeable future since the Company does not yet have regulatory approval to sell any of its product candidates, and the Company continues to incur operating costs to execute its strategic plan, including costs related to research and development of its product candidates and commercial readiness activities.  As a result of the assessment in accordance with the applicable accounting standards, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for 12 months after the date the consolidated financial statements are issued.

The Company expects to finance its operations with its existing cash, cash equivalents and investments, through potential future milestones and royalties received pursuant to the Company’s Asset Purchase Agreement (“Secura APA”) with Secura Bio, Inc. (“Secura”), pursuant to the Company’s Note Purchase Agreement (the “Note Purchase Agreement”) with RGCM SA LLC, as purchaser agent, Oberland Capital Management LLC (“Oberland”) and certain funds managed by Oberland, as purchasers (together with the other purchasers party thereto referred as the “Note Purchase Agreement Purchasers”), or through other strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, given the risks associated with these potential strategic or financing opportunities, they are not deemed probable for purposes of the going concern assessment. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory authorities.  Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has retroactively restated the share and per share amounts in the consolidated financial statements for the 12 months ended December 31, 2023 and 2022, to give retroactive effect to the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and number of shares of common stock issuable under all outstanding stock options, convertible notes and preferred stock. In addition, proportionate adjustments have been made to the number of shares of common stock issuable upon vesting of the restricted stock units and the number of shares of common stock reserved for the Company’s equity incentive compensation plans. The consolidated statements of convertible preferred stock and stockholders’ equity reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split the years ended December 31, 2023, and 2022.

2. Significant accounting policies

Basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principals (“GAAP”) under the assumption that the Company will continue as a going concern for the next 12 months. Accordingly, they do not include any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern.

Use of estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including but not limited to estimates related to revenue recognition, accrued and prepaid clinical trial expense and other general accruals, stock-based compensation expense, its preferred stock tranche liability and its warrant liability. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable. Actual results could differ from such estimates.

Segment and geographic information

Operating segments are defined as components of an enterprise about which separate discrete information is available and regularly reviewed by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of researching, developing and commercializing drugs for the treatment of patients with cancer. All material long-lived assets of the Company reside in the United States.

Proceeds from grants

In May 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is supporting a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 trial is evaluating whether combining avutometinib (to target KRAS mutant, which is found in more than 90% of pancreatic adenocarcinomas), and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with such pancreatic cancers. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the Company recognizes as expenses the related costs for which the grants are intended to compensate. Eligible expenses incurred in excess of grant payments received up to the total amount of the PanCAN Grant are recorded as a grant receivable. Through December 31, 2024 the Company has received $4.1 million of cash proceeds which was initially recorded as deferred liabilities on the balance sheet. The Company recorded $2.0 million, $2.0 million and $0.3 million of the proceeds as a reduction of research and development expense during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the company recorded $0.2 million as a grant receivable related to the PanCAN Grant in the consolidated balance sheet. As of December 31, 2023, the Company recorded $0.3 million as deferred liabilities related to the PanCAN Grant in the consolidated balance sheet.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$88,818	$77,909
Restricted cash	241	1,167
Total cash, cash equivalents and restricted cash	$89,059	$79,076

Amounts included in restricted cash as of December 31, 2024 is cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. Amounts included in restricted cash as of December 31, 2023 represent (i) cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million and (ii) cash received pursuant to the PanCAN Grant restricted for expenditures for specific research and development activities in the amounts of $0.9 million. The letters of credit are included in non-current restricted cash on the consolidated balance sheets as of December 31, 2024 and December 31, 2023. Cash held pursuant to the PanCAN Grant is included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2023.

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

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.
Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 inputs	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands)

	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$63,304	$63,304	$—	$—
Total financial assets	$63,304	$63,304	$—	$—
Warrant liability	$58,199	$—	$—	$58,199

	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$46,093	$46,093	$—	$—
Short-term investments	59,220	5,992	53,228	—
Total financial assets	$105,313	$52,085	$53,228	$—
Preferred stock tranche liability	$4,189	$—	$—	$4,189

The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2024 and 2023.

Warrant liability

A warrant liability was recorded as a result the July 2024 Offering (defined herein) (see Note 7. Capital Stock). The fair value measurement of the warrant liability is classified as Level 3 under the fair value hierarchy. The fair value of the warrant liability at inception and December 31, 2024, was determined using the Black-Scholes valuation model. The inputs to the Black-Scholes valuation model include the risk-free rate, stock price volatility, expected dividends and remaining term. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

Below are the inputs used to value the warrant liability at July 23, 2024 and December 31, 2024:

	December 31, 2024	July 23, 2024
Risk-free interest rate	4.17%	4.63%
Volatility	137%	132%
Dividend yield	—	—
Remaining term (years)	1.1	1.5

The following table represents a reconciliation of the warrant liability (in thousands):

July 23, 2024	$39,595
Fair value of warrants exercised	(545)
Fair value adjustment	19,149
December 31, 2024	$58,199

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

Below are the inputs used to value the preferred stock tranche liability at December 31, 2023:

December 31, 2023
Risk-free interest rate	5.13-5.52%
Volatility	75%
Dividend yield	—
Remaining term (years)	0.6

The following table represents a roll forward for the year ended December 31, 2024 of the preferred stock right liability (in thousands):

January 1, 2024	$4,189
Fair value adjustment	(4,189)
December 31, 2024	$—

Long-term debt

The fair value of the Company’s long-term debt is determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the consolidated balance sheet date. The carrying value of the Company’s long-term debt as of December 31, 2024 and December 31, 2023, was approximately $40.7 million and $40.1 million, respectively. The Company estimates that the fair value of its long-term debt as of December 31, 2024 and December 31, 2023, was approximately $41.1 million and $39.6 million, respectively. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

Investments

Investments and cash equivalents consist of investments in a U.S. Government money market funds, overnight repurchase agreements collateralized by government agency securities or U.S. Treasury securities, corporate bonds and commercial paper of publicly traded companies that are classified as available-for-sale pursuant to Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Debt securities are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, until such gains and losses are realized. The fair value of these securities is based on quoted prices for identical or similar assets.

The Company reviews investments for impairment whenever the fair value of a investment is less than the amortized cost and evidence indicates that a investment’s carrying amount is not recoverable. Unrealized losses are evaluated for impairment under ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income (loss). Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity of the impairment, collectability of the security, and any adverse conditions specifically related to the security, an industry, or geographic area. Realized gains and losses are determined using the specific identification method and are included in interest income in the consolidated statements of operations and comprehensive loss.

There were no realized gains or losses on investments for the years ended December 31, 2024, 2023 or 2022. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company’s investments. There was no accrued interest receivable as of December 31, 2024. Accrued interest receivable of $0.1 million is presented within prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2023. There were zero and two debt securities in an unrealized loss position at each of December 31, 2024, and December 31, 2023, respectively. None of these investments had been in an unrealized loss position for more than 12 months as of December 31, 2023. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions and not credit related. At December 31, 2023, the Company had the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its investments as of December 31, 2023.

The following is a summary of available-for-sale securities with unrealized losses for less than 12 months as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$—	$—	$8,896	$(1)
Total available-for-sale securities in an unrealized loss position	$—	$—	$8,896	$(1)

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$89,059	$—	$—	$89,059
Total cash, cash equivalents & restricted cash:	$89,059	$—	$—	$89,059

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$79,076	$—	$—	$79,076
Total cash, cash equivalents & restricted cash:	$79,076	$—	$—	$79,076
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$59,208	$13	(1)	$59,220
Total investments	$59,208	$13	$(1)	$59,220
Total cash, cash equivalents, restricted cash and investments	$138,284	$13	$(1)	$138,296

Concentrations of credit risk and off-balance sheet risk

Cash and cash equivalents, investments, and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of December 31, 2024, the Company’s cash, cash equivalents and investments were deposited at four financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

For the year ended December 31, 2024 and December 31, 2022 there was one customer, Secura, who individually accounted for all of the Company’s revenue. Refer to Note 13. License, collaboration, and commercial agreements for a detailed discussion of the Secura APA.

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

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset’s book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded through December 31, 2024.

Research and development costs

The Company expenses research and development costs to operations as incurred. Research and development expenses consist of:

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
●	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, clinical trial sites, manufacturing organizations and consultants, including the scientific advisory board;
●	license fees;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and laboratory supplies; and

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

Revenue recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). To determine revenue recognition for contracts with its customers, the Company performs the following five step assessment: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines which goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Net operating loss (“NOL”) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code (“IRC”), as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company experienced a greater than 50% change in ownership as defined under Section 382 and 383 of the IRC as well as similar state provisions during the year ended December 31, 2020. For more details please refer to Note 11. Income Taxes.

Net loss per share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. For purposes of calculating net loss per share, weighted-average number of common shares outstanding includes the weighted average effect of the pre-funded warrants issued in June 2023 and July 2024, as the exercise of which requires little or no consideration for the delivery of shares of common stock. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as the warrants issued in July 2024, stock options, restricted stock units, and ESPP (using the “treasury stock” method), the Company’s 5.00% Convertible Senior Notes due 2048 (the “2018 Notes”), Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock (using the “if-converted” method), unless their effect on net loss per share is antidilutive. Under the “if-converted” method, convertible instruments that are-in-the-money, are assumed to have been converted as of the beginning of the period or when issued, if later. Additionally, the effects of any interest expense and changes in fair value of any bifurcated derivatives shall be added back to the numerator of the diluted net loss per share calculation. Refer to Note 10. Net Loss per share for further details related to the calculation of net loss per share.

Recently Adopted Accounting Standards Updates

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and by extending the disclosure requirements to entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the fiscal year ended December 31, 2024. There was no impact to the Company’s reportable segments and additional required disclosures have been included in Note 9. Segment Reporting.

Recently issued accounting standards updates

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

In November 2024, the FASB issued ASU No 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the consolidated financial statements upon future adoption.

3. Property and equipment, net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Leasehold improvements	$146	$146
Furniture and fixtures	839	811
Computer equipment	665	665
Assets not yet placed in service	—	7
	1,650	1,629
Less: accumulated depreciation	(1,618)	(1,592)
Total property and equipment, net	$32	$37

The Company recorded less than $0.1 million, $0.1 million, and $0.1 million in depreciation expense for the years ended December 31, 2024, 2023, and 2022, respectively.

4. Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2024	December 31, 2023

Accrued clinical trial expenses	$10,915	$6,518
Accrued contract manufacturing expenses	3,748	2,010
Accrued other research and development expenses	1,359	1,043
Accrued compensation and related benefits	6,245	4,796
Accrued professional fees	620	637
Accrued consulting fees	1,613	1,078
Accrued interest	316	316
Accrued commercialization costs	803	453
Accrued other	333	1,077
Total accrued expenses	$25,952	$17,928

5. Long-term debt

Oxford

On March 25, 2022 (the “Loan Agreement Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford, as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (“OFCF III” and together with Oxford, the “Lenders”), pursuant to which the Lenders have agreed to lend the Company up to an aggregate principal amount of $150.0 million in a series of term loans (the “Term Loans”). On January 4, 2024, the Company amended the Loan Agreement to extend the date by which it may draw down the Term C Loan from March 31, 2024 to March 31, 2025. In January 2025, the Company entered into a Note Purchase Agreement pursuant to which the Company issued an initial sale of $75.0 million principal amount of Notes. The Company used a portion of the initial sale of Notes to repay in full all principal, accrued and unpaid interest, fees and expenses under the Loan Agreement with the Lenders. Refer to Note 16. Subsequent Events for further discussion.

Pursuant to the Loan Agreement, as amended, the Company received an initial Term Loan of $25.0 million on the Loan Agreement Closing Date, and drew down the second term loan of $15.0 million (the “Term B Loan”) on March 22, 2023. As of December 31, 2024 the Company was able to borrow an additional $110.0 million of Term Loans at its option upon the satisfaction of certain conditions as follows:

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

The Term Loans bear interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, subject to an overall floor and cap. Interest on the outstanding amounts was is payable monthly in arrears on the first calendar day of each calendar month. As a result of the Term B Loan drawdown, beginning (i) April 1, 2025, or (ii) April 1, 2026, if either (A) avutometinib has received FDA approval for the treatment of LGSOC or (B) COPIKTRA has received FDA approval for the treatment of PTCL, the Company is required to repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan was due and payable in full on March 1, 2027.

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

The Loan Agreement contains no financial covenants. The Loan Agreement included customary events of default, including, among others, payment defaults, breach of representations and warrants, covenant defaults, judgment defaults, insolvency and bankruptcy defaults, and a material adverse change. The occurrence of an event of default could result in the acceleration of the obligations under the Loan Agreement, termination of the Term Loan commitments and the right to foreclose on the collateral securing the obligations. Pursuant to the Loan Agreement, during the existence of an event of default, the Term Loans will accrue interest at a rate per annum equal to 5.0% above the otherwise applicable interest rate.

In connection with the Loan Agreement, the Company granted Oxford a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The Company determined that all features of the Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s assessment through December 31, 2024.

 The debt issuance costs and the Final Payment Fee have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the debt as of December 31, 2024, and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Principal loan balance	$40,000	$40,000
Final Payment Fee	1,172	661
Debt issuance costs, net of accretion	(448)	(575)
Total Long-term debt, net of discount	40,724	40,086

The following table sets forth total interest expense for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year ended December 31,
	2024	2023	2022
Contractual Interest	$3,774	$3,472	$1,733
Amortization of debt discount and issuance costs	277	230	179
Amortization of Final Payment Fee	511	437	225
Total	$4,562	$4,139	$2,137

As of December 31, 2024, future principal payments due were as follows (in thousands):

2025	15,000
2026	20,000
2027	5,000
Total principal payments	$40,000

6. Leases

On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014 and it was scheduled to expire on September 30, 2019. Effective February 15, 2018, the Company amended its lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the “February 2018 Amended Lease Agreement”). The February 2018 Amended Lease Agreement extended the expiration date of the lease from September 2019 through June 2025. Pursuant to the February 2018 Amended Lease Agreement, the initial annual base rent amount was approximately $0.7 million, which increased during the lease term to $1.1 million for the last 12-month period. Effective November 1, 2024, the Company amended the February 2018 Amended Lease Agreement to extend the expiration date from June 2025 to June 2026 (the “November 2024 Amended Lease Agreement”). The payment terms of the November 2024 Amended Lease Agreement are $1.1 million per annum through the expiration date in June 2026. As a result of the November 2024 Amended Lease Agreement, the Company recorded an incremental $1.0 million right-of-use asset and corresponding lease liability during the year ended December 31, 2024.

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

As of December 31, 2024, a right-of-use asset of $1.4 million and lease liability of $1.5 million are reflected on the consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Year ended December 31,
	2024	2023	2022
Lease Expense
Operating lease expense	$906	$885	$885
Total Lease Expense	$906	$885	$885
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$1,081	$1,060	$1,019

		December 31, 2024
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)		1.5
Weighted average discount rate		9.8%
Maturity Analysis
2025		1,092
2026		546
Total	$	1,638
Less: Present value discount		(108)
Lease Liability	$	1,530

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

As of December 31, 2024 and 2023, the Company had reserved the following shares of common stock for the issuance of common stock for vested restricted stock units, the exercise of stock options, employee stock purchase plan, Series A Convertible Preferred Stock conversions to shares of common stock, the issuance and conversion of Series B Convertible Preferred Stock, and exercise of warrants and pre-funded warrants (in thousands):

	December 31,
	2024	2023
Shares reserved under equity compensation plans	5,925	2,845
Shares reserved for inducement grants	802	810
Shares reserved for ESPP	59	75
Shares reserved for Series A Convertible Preferred Stock	833	833
Shares reserved for Series B Convertible Preferred Stock	—	7,570
Shares reserved for Warrants	18,083	—
Shares reserved for pre-funded warrants	5,000	1,539
Total shares reserved	30,702	13,672

Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

July 2024 Public Offering

On July 23, 2024, the Company entered into an underwriting agreement with Guggenheim Securities, LLC and Cantor Fitzgerald & Co. (“Cantor”), as representatives of the several underwriters relating to the underwritten offering, issuance and sale by the Company of: (i) 13,333,334 shares of the Company’s common stock, and accompanying warrants (the “Warrants”) to purchase up to 13,333,334 shares of common stock; and (ii) to certain investors, pre-funded warrants (the “July 2024 Pre-Funded Warrants”) to purchase up to 5,000,000 shares of common stock and accompanying Warrants to purchase 5,000,000 shares of common stock (collectively, the “July 2024 Offering”). Each share of common stock was sold with an accompanying Warrant at a combined price of $3.00, and each July 2024 Pre-Funded Warrant was sold together with an accompanying Warrant at a combined price of $2.999, which is equal to the combined offering price per share of common stock and accompanying Warrant less the $0.001 exercise price of each July 2024 Pre-Funded Warrant. The July 2024 Offering closed on July 25, 2024. The Company received approximately $50.8 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses.

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

The Warrants meet the definition of a derivative pursuant to FASB Accounting Standard Codification 815, Derivatives and Hedging, and do not meet the derivative scope exception given the Warrants do not qualify under the indexation guidance. As a result, the Warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $39.6 million upon issuance and the Company allocated $39.6 million of the proceeds to this liability and recorded this amount as warrant liability. On December 23, 2024, 250,000 Warrants were exercised for shares of common stock. The fair value of the 250,000 Warrants at the exercise date was $0.5 million, which was reclassified from warrant liability into additional paid-in-capital. On December 31, 2024, the fair value of the remaining 18,083,334 Warrants was determined to be $58.2 million and the Company recorded this amount as warrant liability on the consolidated balance sheets. The Company recorded the mark-to-market adjustment of $19.1 million for the year ended December 31, 2024, under change in fair value of warrant liability within the consolidated statements of operations and loss.

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

The Company incurred a total of $4.2 million in issuance costs, which the Company allocated to the Warrants, and 2024 Pre-Funded Warrants and shares of common stock consistent with the allocation of proceeds. $3.0 million of issuance costs were allocated to the Warrants and expensed within selling, general and administrative expenses in the statements of operations and comprehensive loss for the year ended December 31, 2024. $1.2 million of the issuance costs were allocated to the July 2024 Pre-Funded Warrants and shares of common stock and applied against additional paid-in capital.

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

During the year ended December 31, 2024, the holders exercised the June 2023 Pre-Funded Warrants representing 1,538,591 underlying shares of common stock, exercise price $0.0001 per share, via cashless exercise resulting in the issuance of 1,538,201 shares of common stock. As of December 31, 2024 there were no June 2023 Pre-Funded Warrants outstanding.

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

The Company initially classified the first tranche of the Series B Convertible Preferred Stock as temporary equity in the consolidated balance sheets as the Company could have been required to redeem the Series B Convertible Preferred Stock if the Company could not convert the Series B Convertible Preferred Stock into shares of common stock for any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company which is not solely in the control of the Company. If the Company was required to redeem the Series B Convertible Preferred Stock, it would have been based upon the volume-weighted-average price of common stock on an as converted basis on the date the holders provided a conversion notice to the Company. On October 18, 2024, holders of the Series B Convertible Preferred Stock elected to convert 1,200,000 shares of Series B Convertible Preferred Stock for 4,236,568 shares of the Company’s common stock and consequently, the Company issued 4,236,568 shares of its common stock to holders of the Series B Convertible Preferred Stock. During the year ended December 31, 2024, the Company did not adjust the carrying value of the Series B Convertible Preferred Stock since it was not probable the holders would be unable to convert the Series B Convertible Preferred Stock into shares of common stock due to any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company. Upon conversion, the Company reclassified $21.2 million from Series B Convertible Preferred Stock to common stock and additional paid in capital on the consolidated balance sheet. As of December 31, 2024, there are 0 shares of Series B Convertible Preferred Stock outstanding.

The Company evaluated the Second Tranche Right under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and determined that it met the requirements for separate accounting from the initial issuance of Series B Convertible Preferred Stock as a freestanding financial instrument. The Company then determined the Second Tranche Right should be liability classified pursuant to ASC 480. As a result, the Company classified the Second Tranche Right as a non-current liability within the consolidated balance sheets and the Second Tranche Right was initially recorded at fair value and is subsequently re-measured at fair value at the end of each reporting period. The fair value of the Second Tranche Right on the date of issuance was determined to be $6.9 million based on a Monte-Carlo valuation and the Company allocated $6.9 million of the Series B Convertible Preferred Stock Proceeds to this liability and recorded this amount as preferred stock tranche liability. On December 31, 2023, the fair value of the Second Tranche Right was determined to be $4.2 million and the Company recorded this amount as preferred stock tranche liability on the consolidated balance sheets. The Second Tranche Right expired in July 2024 and is no longer outstanding. The Company recorded the mark-to-market adjustment of $4.2 million for the year ended December 31, 2024, under change in fair value of preferred stock tranche liability within the consolidated statements of operations and loss. The Company recorded the mark-to-market adjustment of $2.8 million for the year ended December 31, 2023, under change in fair value of preferred stock tranche liability within the consolidated statements of operations and loss.

The Company determined that all other features of the securities offered pursuant to the Series B Convertible Preferred Stock Securities Purchase Agreement were clearly and closely associated with the equity host and did not require bifurcation or the fair value of the feature was immaterial to the Company's consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s original assessment through December 31, 2024.

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

The Company evaluated the Series A Convertible Preferred Stock for liability or equity classification under ASC 480 and determined that equity treatment was appropriate because the Series A Preferred Stock did not meet the definition of the liability under ASC 480. Additionally, the Series A Preferred Stock is not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within control of the Company. As such, the Company recorded the Series A Convertible Preferred Stock as permanent equity.

At-the-market equity offering programs

In August 2021, the Company entered into a sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). During the years ended December 31, 2024, 2023, and 2022, the Company sold 0 shares, 0 shares, and 1,964,448 shares, respectively, under the August 2021 ATM for net proceeds of approximately $0.0 million, $0.0 million, and $27.4 million, respectively, (after deducting commissions and other offering expenses).

8. Stock-based compensation

Stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Research and development	$2,134	$1,987	$1,766
Selling, general and administrative	5,208	3,873	4,281
Total stock-based compensation expense	$7,342	$5,860	$6,047

All of the $7.3 million, $5.9 million, and $6.0 million of stock-based compensation expense recorded during the years ended December 31, 2024, 2023 and 2022, respectively, was recorded to additional paid-in capital.

The Company has awards outstanding under two equity compensation plans, the Amended and Restated 2021 Equity Incentive Plan (the “Amended 2021 Plan”), and the Amended and Restated 2012 Incentive Plan (the “2012 Plan”), as well as the inducement award program. Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the individual plans.

2021 Plan

During 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “Original 2021 Plan”). Upon effectiveness of the Original 2021 Plan, the Company ceased making awards under the 2012 Plan. At the Company’s 2024 Annual General Meeting of Shareholders in May 2024, the Company’s shareholders approved the Amended 2021 Plan. The Amended 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. The number of shares of common stock initially reserved for issuance under the Original 2021 Plan was (i) 1,991,666 which is the sum of 1,104,177 shares plus the number of shares available for issuance under the 2012 Plan as of the date the Company’s Board of Directors approved the 2021 Plan (887,489 shares) plus (ii) the number of shares of the Company’s common stock underlying awards under the 2012 Plan and the 2010 Equity Incentive Plan (the “2010 Plan”) that expire, terminate or are surrendered without delivery of shares, are forfeited to or repurchased by the Company, or otherwise become available again for grant under the terms of the 2012 Plan or the 2010 Plan, as applicable. The Amended 2021 Plan increased the maximum number of shares available for issuance by 3,200,000 shares.

As of December 31, 2024, under the Original 2021 Plan and Amended 2021 Plan, the Company has granted stock options for 2,198,923 shares of common stock, of which 323,349 have been forfeited and 21,978 have been exercised, and granted RSUs for 1,219,720 shares of common stock, of which 47,679 have been forfeited and 172,697 have vested. As of December 31, 2024, 2,850,675 shares remain available for future issuance under the Amended 20221 Plan. The exercise price of each option has been equal to the closing price of a share of the Company’s common stock on the grant date.

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

Awards under the 2012 Plan may include the following award types: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, other stock-based or cash-based awards and any combination of the foregoing. As of December 31, 2024, under the 2012 Plan, the Company has granted stock options for 1,841,188 shares of common stock, of which 1,197,732 have been forfeited, 237,578 have expired, and 191,342 have been exercised, and granted RSUs for 556,432 shares of common stock, of which 87,547 have been forfeited and 468,581 have vested. The exercise price of each stock option has been equal to the closing price of a share of the Company’s common stock on the grant date. Upon adoption of the Original 2021 Plan, the Company ceased issuing awards from the 2012 Plan.

Inducement Award Program

In December 2014, the Company established an inducement award program (in accordance with Nasdaq Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase, and RSUs in respect of up to an aggregate of 62,500 shares of common stock to new or prospective employees as inducement to enter into employment with the Company. In December 2016, the Board of Directors authorized and reserved 48,333 additional shares of common stock under this program. In December 2017, the Board of Directors authorized and reserved 208,333 additional shares of common stock under this program. In June and December 2018, the Board of Directors authorized and reserved 141,666 and 104,166 additional shares of common stock under this program, respectively. In February 2020, the Board of Directors authorized the reduction of 169,447 shares available for issuance under this program. In September 2023, the Board of Directors authorized and reserved 500,000 additional shares of common stock under this program. The program is governed by the terms of the 2021 Plan, but shares issued pursuant to the program are not issued under the 2021 Plan. As of December 31, 2024, the Company had granted options for 1,097,105 shares of common stock under the program, of which 635,540 have been forfeited, 1,997 have expired and 48,663 have been exercised, and granted RSUs for 80,804 shares, of which 31,342 have been forfeited and 38,877 have vested. As of December 31, 2024, 380,255 shares remain available for future issuance.

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

Option Exchange Program

On January 17, 2024, the Company’s stockholders, upon recommendation of the board of directors, approved a one-time stock option exchange program (the “Option Exchange Program”) for certain employees, executive officers and non-employee directors of the Company who held certain underwater options and remained employed or otherwise engaged by the Company through the completion of the Exchange Offer. The Company’s offer to participate in the Option Exchange Program commenced on February 8, 2024, and expired on March 8, 2024 (the “Exchange Offer”). Pursuant to the Exchange Offer, 42 eligible holders elected to exchange, and the Company accepted for cancellation, eligible options to purchase an aggregate of 603,330 shares of the Company’s common stock (the “Exchanged Options”). On March 11, 2024, promptly following the expiration of the Exchange Offer, the Company granted new options to purchase 603,330 shares of common stock (the “New Options”), pursuant to the terms of the Exchange Offer and the Amended 2021 Plan. The exercise price of the New Options granted was $11.44 per share, which was the closing price of the Company’s common stock on the Nasdaq Capital Market on the grant date of the New Options.

The exchange of stock options was treated as a modification for accounting purposes. As a result of the Option Exchange Program, the Company will recognize incremental stock-based compensation expense of $1.7 million over the requisite service period of the New Options, which is two or four years depending on whether the Exchanged Options were vested at the time of exchange. Since the Exchanged Options were not at-the-money on the modification date, the Company was precluded from utilizing the simplified method as described in SEC Staff Accounting Bulletin Topic 14.D.2 to calculate the expected term as a key assumption in the Black-Scholes pricing model. Therefore, the Company utilized the binomial lattice model to calculate the fair value of the Exchanged Options immediately prior to the exchange. The Company utilized the Black-Scholes option-pricing model to calculate the fair value of the New Options on the modification date. The Company is recognizing the remaining unamortized stock compensation expense for the Exchanged Options on the modification date over the original requisite service period of the Exchanged Options. At December 31, 2024 there was $0.7 million of unrecognized compensation cost related to Exchanged Options that the Company expects to recognize over a remaining weighted-average period of 0.9 years.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2024, is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	2,270,359	$19.81	7.8	$559
Granted	468,374	4.17
Exercised/Released	(21,978)	7.84
Forfeited/cancelled	(214,041)	14.16
Expired	(23,677)	162.38
Cancelled under the Option Exchange Program	(603,330)	30.58
Granted under the Option Exchange Program	603,330	11.44
Outstanding at December 31, 2024	2,479,037	$11.43	8.3	$843
Vested at December 31, 2024	831,284	$16.12	7.2	$176

The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2024	2023	2022
Risk-free interest rate	4.07%	3.77%	3.13%
Volatility	99%	92%	88%
Dividend yield	—	—	—
Expected term (years)	5.8	6.1	5.8

The Company recorded stock-based compensation expense associated with employee and non-employee stock options of $4.6 million, $4.2 million, and $4.2 million, for the years ended December 31, 2024, 2023, and 2022, respectively. The weighted-average grant date fair value of stock options granted in the years ended December 31, 2024, 2023, and 2022 was $3.35, $6.16, and $8.28 per stock option, respectively. The fair value of stock options that vested during the years ended December 31, 2024, 2023, and 2022 was $3.5 million, $3.1 million, and $4.4 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2024, 2023, and 2022 was $0.1 million, $0.0 million, and less than $0.1 million, respectively.

At December 31, 2024 there was $6.0 million of total unrecognized compensation cost related to unvested stock options and the Company expects to recognize this cost over a remaining weighted-average period of 2.1 years.

Restricted Stock Units (“RSUs”)

Each RSU entitles the holder to receive one share of the Company’s common stock when the RSU vests. The RSUs generally vest (i) twenty-five percent (25%) one year from vesting start date and six and a quarter percent (6.25%) for each successive three-month period, thereafter, (ii) two tranches for 50% of the award with the second and final vesting date on the one year anniversary of the vesting commencement date, (iii) 100 percent within two years of the vesting commencement date and (iv) 33.3% of the RSUs on the first three anniversaries of the grant date. The RSUs are subject to acceleration of vesting in the event of certain change of control transactions and subject to the employee’s continued employment with, or service to, the Company on such vesting date. Compensation expense is recognized on a straight-line basis.

A summary of RSU activity during the year ended December 31, 2024, is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2023	209,289	$18.05
Granted	950,371	$5.07
Vested	(113,782)	$14.91
Forfeited/cancelled	(35,645)	$15.43
Outstanding at December 31, 2024	1,010,233	$6.29

The Company recorded stock-based compensation expense associated with employee and non-employee RSUs of $2.7 million, $1.6 million, and $1.8 million, for the years ended December 31, 2024, 2023, and 2022, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2024, 2023, and 2022 was approximately $1.7 million, $1.7 million, and $2.3 million, respectively.

At December 31, 2024, there was $4.0 million of total unrecognized compensation cost related to unvested RSUs and the Company expects to recognize this cost over a remaining weighted-average period of 2.3 years.

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

	Year ended December 31,
	2024	2023	2022
Risk-free interest rate	5.31%	5.16%	1.56%
Volatility	115%	126%	77%
Dividend yield	—	—	—
Expected term (years)	0.5	0.5	0.5

For the years ended December 31, 2024, 2023, and 2022, the Company has recognized less than $0.1 million, less than $0.1 million, and $0.1 million, respectively, of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the year ended December 31, 2024, 2023, and 2022, the Company issued 15,231 shares, 14,270 shares and 10,194 shares, respectively, of common stock for proceeds of $0.1 million, $0.1 million and $0.2 million, respectively under the Amended and Restated 2018 ESPP.

9. Segment Reporting

The Company has one operating segment which is the business of researching, developing and commercializing drugs for the treatment of patients with cancer. While the Company group consists of entities incorporated in both the U.S. and Germany, the Company manages all business activities on a consolidated basis for the purposes of assessing performance, making operating decisions, and allocating Company resources. The Company’s Chief Operating Decision Maker (the “CODM”) is its President and Chief Executive Officer. The measure of segment assets is the same as reported on the consolidated balance sheets as total assets. The CODM assesses performance based on consolidated net loss that is also reported on the statements of operations and comprehensive loss. The CODM uses net loss to monitor budget versus actual results and to determine how to allocate resources and capital in line with the Company’s overall strategy and goals. The accounting policies of the Company's segment are the same as those described in Note 2. Significant Accounting Policies.

The table below is a summary of segment net loss including significant segment expenses for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue:
Sale of COPIKTRA license and related assets(1)	$10,000	$—	$2,596
Expenses:
Research and development expenses(2)	78,648	59,137	48,685
Commercial expenses(2)	10,934	4,164	2,138
Medical affairs expenses(2)	5,231	2,907	1,317
General and administrative expenses(2)	21,785	19,755	17,078
Stock-based compensation expense	7,342	5,860	6,047
Depreciation expense	26	62	119
Interest income	(4,149)	(6,214)	(1,215)
Interest expense	4,562	4,139	2,137
Change in fair value of preferred stock tranche liability	(4,189)	(2,751)	—
Change in fair value of warrant liability	19,149	—	—
Other segment items(3)	1,113	308	102
Income tax expense	185	—	—
Net loss	$(130,637)	$(87,367)	$(73,812)

(1)	The Company’s revenue is comprised of milestones and royalties received pursuant to the Secura APA for which the Company has completed its performance obligations in 2020. See Note 13. License, collaboration and commercial agreements for further discussion.
(2)	This category is exclusive of non-cash stock-based compensation and severance expense.
(3)	Other segment items primarily include severance expense and transactions losses and gains due to foreign currency fluctuations.

10. Net Loss per Share

ASC Topic 260, Earnings Per Share, requires the Company to calculate its net loss per share based on basic and diluted net loss per share, as defined. Basic EPS excludes dilution and is computed by dividing net loss by the weighted average number of shares outstanding for the period. For the years ended December 31, 2024, 2023, and 2022 net loss, basic and diluted EPS are the same as the assumed exercise of stock options, RSUs, ESPP, the 2018 Notes, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Warrants are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2024	2023	2022
Outstanding stock options	2,479,037	2,270,359	1,168,105
Outstanding restricted stock units	1,010,233	209,289	172,909
2018 Notes	—	—	3,489
Warrants	18,083,334	—	—
Employee stock purchase plan	8,033	7,475	6,874
Series A Convertible Preferred Stock	833,333	833,333	833,333
Series B Convertible Preferred Stock	—	4,236,570	—
Total potentially dilutive securities	22,413,970	7,557,026	2,184,710

11. Income Taxes

Income tax expense of $0.2 million for the year ended December 31, 2024 was comprised of interest under IRC section 453A related to the $10.0 million milestone payment from Secura because it was an installment sale. Refer to Note. 11. License collaboration and commercial agreements for further discussion of the Secura APA.

For the years ended December 31, 2024, 2023, and 2022 income tax expense consisted of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Current tax expense:
Federal	$185	$—	$—
State	—	—	—
Current income tax expense	185	—	—
Deferred
Federal	—	—	—
State	—	—	—
Deferred income tax expense	—	—	—
Total income tax expense	$185	$—	$—

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	December 31,
	2024	2023
Income tax benefit using U.S. federal statutory rate	21.00%	21.00%
State tax benefit, net of federal benefit	2.92%	2.82%
Research and development tax credits	4.56%	4.41%
Stock-based compensation	(1.91)%	(0.98)%
Permanent items	(2.88)%	0.44%
Change in the valuation allowance	14.59%	(21.17)%
Tax law change	6.20%	(4.31)%
NOL and tax credit expiration under Section 382	(44.44)%	(2.07)%
Other	(0.18)%	(0.14)%
Effective income tax rate	(0.14)%	—%

On October 4, 2023, Massachusetts enacted tax law changes which included the adoption of a single sales apportionment factor effective on January 1, 2025. On December 4, 2024, Massachusetts subsequently enacted supplemental legislation modifying Massachusetts' single sales apportionment factor in certain circumstances. As required under ASC 740, the Company has accounted for the deferred tax impacts of this tax law change in the period the tax law was enacted. The impact of the tax law change is offset by a change in valuation allowance.

The principal components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$81,151	$110,152
Capitalized research and development	38,478	20,356
Research and development credits	2,786	11,192
Stock-based compensation	2,762	3,340
Installment sale	7,652	6,909
Lease liability	395	311
Other deferred tax assets	462	346
Total deferred tax assets	133,686	152,606
Deferred tax liabilities:
Right-of-use asset	(362)	(248)
Total deferred tax liabilities	(362)	(248)
Net deferred tax asset prior to valuation allowance	133,324	152,358
Valuation allowance	(133,324)	(152,358)
Net deferred tax asset	$—	$—

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

The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2024 and 2023 because the Company’s management believes that it is more likely than not that these assets will not be fully realized. The decrease in the valuation allowance of approximately $19.0 million in the year ended December 31, 2024, primarily relates to the loss of NOL carryforwards and research and development credits which the Company deemed would otherwise expire unused due to Section 382 of the IRC and similar provisions under state law discussed in the next paragraph.

As of December 31, 2024, the Company had federal and state NOL carryforwards of approximately $370.6 million and $56.7 million, respectively, which are available to reduce future taxable income. The Company also had federal and state tax credits of $2.6 million and $0.2 million, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2044, except for $333.4 million of federal NOL carryforwards which may be carried forward indefinitely. Section 382 and 383 of the IRC and similar provisions under state law limit the utilization of U.S. NOL carryforwards, state NOL carryforwards, R&D credits, and OD credits following certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. During 2024, the Company believes it triggered ownership changes under Section 382 of the IRC and similar provisions under state law. Based on the Company’s analysis under Section 382, the Company believes that its federal NOL carryforwards, its state NOL carryforwards, R&D credits, and OD credits are limited by Section 382 and similar provisions under state law as of December 31, 2024. The portion of federal NOL carryforwards, state NOL carryforwards, R&D credits, and OD credits that were determined to be limited have been written off as of December 31, 2024. The remaining unused carryforwards and credits remain available for future periods. The Company has approximately $346.4 million of federal NOLs generated prior to such ownership changes inclusive of $309.3 million of federal NOLs which may be carried forward indefinitely. Since the $309.3 million of federal NOLs may be carried forward indefinitely, these have not been written off as of December 31, 2024, but due to the limitations under Section 382 generally the Company can only use $1.6 million per year against taxable income in the future. Due to the Company’s full valuation allowance the write off of certain NOL carryforwards and R&D and OD credits did not have any impact to the statements of operation and comprehensive loss.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. From inception and through December 31, 2024, the Company had no unrecognized tax benefits or related interest, and penalties accrued. The Company has not conducted a study of R&D credit and OD credit carryforwards. A future study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

12. Commitments and contingencies

The Company entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts. Please refer to Note 6. Leases for further details regarding the minimum aggregate future lease commitments as of December 31, 2024. In conjunction with the execution of the February 2018 Amended Lease Agreement and November 2024 Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of December 31, 2024, and 2023. The amount is included in non-current restricted cash on the consolidated balance sheets as of December 31, 2024, and 2023.

As of December 31, 2024, the Company has committed to spend approximately $60.0 million under the IQVIA Master Services Agreement which the Company expects to spend in the next three to four years. As of December 31, 2024, approximately $0.7 million of this commitment is included within accrued expenses. Pursuant to the terms of various other agreements, the Company may be required to pay various development, regulatory and commercial milestones. In addition, if any products related to these agreements are approved for sale, the Company may be required to pay significant royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring.

13. License, collaboration and commercial agreements

GenFleet Therapeutics (Shanghai), Inc.

On August 24, 2023, the Company entered into a collaboration and option agreement (“GenFleet Agreement”) with GenFleet, pursuant to which GenFleet granted the Company the option to obtain exclusive development and commercialization rights worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (the “Territory”) for up to three oncology programs targeting RAS pathway driven cancers (the “GenFleet Options”). The Company may exercise its GenFleet Options on a program-by-program basis. In January 2025, the Company exercised its GenFleet Option with respect to VS-7375 and made a $6.0 million payment to GenFleet.

The Company made an upfront payment of $2.0 million to GenFleet in September 2023 and will provide $1.5 million of research support over the first three years of the GenFleet Agreement. In addition, pursuant to the GenFleet Agreement, upon achievement of certain milestones, and upon the Company exercising its GenFleet Options, GenFleet will be entitled to receive payments of up to $622.0 million, inclusive of (i) up to $154.0 million upon achievement of certain development and commercialization milestones, (ii) up to $450.0 million upon achievement of certain sales milestones, and (iii) up to $18.0 million upon exercise of all three GenFleet Options. The Company paid GenFleet a $3.0 million milestone in the year ended December 31, 2024, upon GenFleet achieving a development milestone. The Company has also agreed to pay GenFleet royalties on net sales of licensed products in the Territory ranging from the mid to high single digits.

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

During the year ended December 31, 2024, the Company expensed $3.0 million related to the development milestone payment made within research and development expense in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2023, the Company expensed $2.0 million related to the upfront payment within research and development expense in the consolidated statements of operations and comprehensive loss. The future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved. If the Company elects to exercise further GenFleet Options, the related expense will be recognized if and when each respective GenFleet Option is elected.

Secura Bio, Inc.

On August 10, 2020, the Company and Secura signed the Secura APA and on September 30, 2020, the transaction closed.

Pursuant to the Secura APA, the Company sold to Secura its exclusive worldwide license, including related assets, for the research, development, commercialization, and manufacture in oncology indications of products containing duvelisib. The sale included certain intellectual property related to duvelisib in oncology indications, certain existing duvelisib inventory, claims and rights under certain contracts pertaining to duvelisib. Pursuant to the Secura APA, Secura assumed all operational and financial responsibility for activities that were part of the Company’s duvelisib oncology program, including all commercialization efforts related to duvelisib in the United States and Europe, as well as the Company’s ongoing duvelisib clinical trials. Further, Secura assumed all obligations with existing collaboration partners developing and commercializing duvelisib, which include Yakult, Honsha Co., Ltd. (“Yakult”), CSPC Pharmaceutical Group Limited (“CSPC”) and Sanofi. Additionally, Secura assumed all royalty payment obligations due under the amended and restated license agreement with Infinity.

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

During the year ended December 31, 2024, Secura achieved $100.0 million of total worldwide net sales of COPIKTRA which triggered a $10.0 million sales milestone payment to the Company under the Secura APA. The Company received the $10.0 million milestone payment in July 2024. During the year ended December 31, 2024, the Company recognized $10.0 million of sale of COPIKTRA license and related assets revenue within the consolidated statements of operations and comprehensive loss.

The Company determined that all other future potential milestones and royalties were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of December 31, 2024. As part of the Company’s evaluation of the constraint, the Company considered several factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence, the uncertainty about the consideration is not expected to be resolved for an extended period of time, and lack of significant history of selling COPIKTRA outside of the United States. All future potential milestone and royalty payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

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

14. Notes Payable

In February 2024, the Company entered into a finance agreement with AFCO. Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1.3 million, which accrued interest at 8.3% per annum, to fund a portion of the Company’s insurance policies. The Company was required to make monthly payments of $0.1 million through October 2024 including principal and interest. The agreement assigned AFCO a security interest in (i) all unearned premiums and dividends which may have become payable under the insurance policies financed pursuant to this agreement, (ii) loss payments which reduce the unearned premiums, and (iii) the Company’s interest in any state insurance guarantee fund related to any of the insurance policies financed pursuant to this agreement. The outstanding balance at December 31, 2024 was $0.0 million.

15. Employee benefit plan

In June 2011, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre-tax or post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of approximately $1.0 million, $0.8 million and $0.8 million in each of the years ended December 31, 2024, 2023, and 2022.

16. Subsequent events

The Company reviews all activity subsequent to year end but prior to the issuance of the consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the consolidated balance sheet date. The Company is not aware of any material subsequent events other than the following:

Note Purchase Agreement

On January 13, 2025, (the “Note Purchase Agreement Closing Date”), the Company entered into the Note Purchase Agreement, pursuant to which the Company may sell to the Note Purchase Agreement Purchasers, and the Note Purchase Agreement Purchasers may buy from the Company, notes (“Notes”) in an aggregate principal amount not to exceed $150.0 million. On January 13, 2025, the Company issued an initial sale of $75.0 million principal amount of Notes and may issue an additional $75.0 million consisting of the following:

●	at the option of the Company, the Second Sale of $25.0 million principal amount of Notes, at any time prior to December 31, 2025, upon the FDA’s approval sufficient for the promotion and sale of avutometinib and defactinib for the treatment of LGSOC and subject to certain other customary conditions precedent; and
●	at the option of the Company, the Third Sale of up to $50.0 million principal amount of Notes, at any time prior to December 31, 2026, provided that trailing six-month worldwide net sales of avutometinib and defactinib are at least $55.0 million and subject to certain other customary conditions precedent.

Pursuant to the Note Purchase Agreement, on the Note Purchase Agreement Closing Date the Company sold Notes in an aggregate principal amount of $75.0 million and received net proceeds of approximately $32.3 million after repaying the balance of its obligations under its Loan Agreement, but before payment of certain expenses payable by the Company.

The outstanding principal amount of the Notes bear interest at a rate per annum equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, subject to adjustment in certain circumstances set forth in the Note Purchase Agreement and an overall cap of 9.75%, payable quarterly in arrears until the seventh anniversary of the Note Purchase Agreement Closing Date or the date on which all amounts owing to the Note Purchase Agreement Purchasers under the Note Purchase Agreement have been paid in full (the “Note Purchase Agreement Maturity Date”). For the first eight quarters following the Note Purchase Agreement Closing Date, at the Company’s option, up to 50% of the interest due may be paid-in-kind and added to the then-outstanding principal balance of the Notes. Upon the occurrence and during the continuance of an Event of Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement, the then-applicable interest rate on all outstanding obligations may be increased by an additional 5.00%.

Beginning on January 13, 2025 and continuing until the Note Purchase Agreement Maturity Date, the Note Purchase Agreement Purchasers will receive 1.00% of the first $100.0 million of net sales of each Included Product (as defined in the Note Purchase Agreement) by the Company or its affiliates or licensees in each calendar year, payable quarterly. “Included Products” is defined in the Note Purchase Agreement to include (a) avutometinib and defactinib, including any product that contains either one of the foregoing in combination with any other active ingredient(s), and (b) all other compounds, chemical entities or pharmaceutical products being designed, developed, licensed, manufactured or commercialized by the Company or its subsidiaries from time to time. The Revenue Participation Percentage will increase pro rata immediately upon the occurrence of the Second Sale and the Third Sale, such that the Revenue Participation Percentage shall increase to a maximum of 2.00% in the event that $150 million in aggregate principal amount of Notes has been purchased pursuant to the Note Purchase Agreement following the Third Sale. The outstanding principal amount of the Notes, interest accrued thereon and any other amounts owing to the Note Purchase Agreement Purchasers under the Note Purchase Agreement will be due in two equal instalments on (a) the sixth anniversary of the Note Purchase Agreement Closing Date, and (b) the Note Purchase Agreement Maturity Date.

All of the Notes may be redeemed prior to the Note Purchase Agreement Maturity Date at the option of the Company, subject to payment of the Repayment Amount (as defined in the Note Purchase Agreement). The Note Purchase Agreement Purchasers may demand redemption of the Notes prior to the Note Purchase Agreement Maturity Date in the event of a Change of Control (as defined in the Note Purchase Agreement) of the Company or an Event of Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement, subject to payment of the Repayment Amount. If redeemed prior to the Note Purchase Agreement Maturity Date, the Repayment Amount will be: (a) 135% of the principal amount of the Notes if redemption occurs before the second anniversary of the Note Purchase Agreement Closing Date upon a Change of Control; (b) if the preceding clause (a) does not apply, 175% of the principal amount of the Notes if redemption occurs prior to the third anniversary the Note Purchase Agreement Closing date; and (c) thereafter, 195% of the principal amount of the Notes if redemption occurs after the third anniversary the Note Purchase Agreement Closing Date, minus, in each case, the sum of regularly scheduled interest paid in cash, payments of principal in cash, and payments of revenue participation in cash prior to such redemption date.

The Note Purchase Agreement contains no financial covenants. The Company’s obligations under the Note Purchase Agreement are subject to customary covenants, including limitations on the Company’s ability to dispose of assets, undergo a change of control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Company’s obligations under the Note Purchase Agreement are secured by a security interest on substantially all of the Company’s and its subsidiaries’ assets, including its intellectual property related to avutometinib and defactinib, and a negative pledge on intellectual property related to the GenFleet Agreement, subject to certain exceptions relating to the Company’s development of its intellectual property.

Stock Purchase Agreement

In connection with the Note Purchase Agreement, on January 13, 2025, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the certain funds managed by Oberland and affiliates thereof (the “SPA Investors”), pursuant to which the SPA Investors purchased an aggregate of 1,416,939 shares of the Company’s common stock, $0.0001 par value per share, at a price of $5.2931 per share, based on the trailing 30-trading day volume-weighted average price of the Company’s stock. The Company received gross proceeds of $7.5 million. In addition, pursuant to the Stock Purchase Agreement, the Company granted the SPA Investors, for a period of three years following the closing on January 13, 2025, a right to participate in any equity offerings consummated by the Company in an amount up to $2.5 million, subject to certain limitations and exclusions set out in the Stock Purchase Agreement.

Repayment of Loan Agreement

Substantially concurrently with the closing of the Note Purchase Agreement, on January 13, 2025, the Company terminated its Loan Agreement and repaid in full the balance of its obligations under the Loan Agreement of approximately $42.7 million (the “Payoff Amount”). The Payoff Amount included the Final Payment Fee, which was due at the earlier of prepayment or loan maturity, and certain prepayment fees as set forth in the Loan Agreement. Effective upon the Lender’s receipt of the Payoff Amount, the Loan Agreement has been terminated along with the Lender’s commitment to provide funding under any future term loans.

Exercise of GenFleet Option

 In January 2025, the Company exercised early its GenFleet Option with respect to VS-7375 and consequently made a payment of $6.0 million to GenFleet.

At-the-market equity offering program issuance

In January 2025, the Company sold 4,000,000 shares under the August 2021 ATM for net proceeds of approximately $22.7 million (after deducting commissions and other offering expenses).