Form 10-Q
period 2025-03-31
Verastem, Inc.
filed 2025-05-13
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
OR
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

As of May 12, 2025 there were 54,949,170 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “believe,” “estimate,” “forecast,” “goal,” “potentially,” “project,” and other words of similar meaning All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our strategy, future operations, future financial position, including our ability to continue as a going concern through one year from the date of the financial statements for the quarter ended March 31, 2025, future revenues, projected costs, prospects, plans and objectives of management. Such statements relate to, among other things, the commercial success of our marketed product AVMAPKI FAKZYNJA CO-PACK, the development and activity of our programs and product candidates, avutometinib (rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) program) and defactinib (focal adhesion kinase (“FAK”) program), the structure and potential clinical value of our completed, planned and pending clinical trials, including the RAMP 201, RAMP 203, RAMP 205 and RAMP 301 trials; the timing of commencing and completing trials, including topline data reports, our interactions with regulators; the timeline and indications for clinical development, regulatory submissions and the potential for and timing of commercialization of our product candidates; the potential for additional development programs involving the Company’s lead compound and the potential market opportunities thereof; the expected outcome and benefits of our collaboration with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”) and the estimated addressable markets for, and anticipated market opportunities of our drug candidates.

Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statement. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the success in the development and potential commercialization of our product candidates, including avutometinib in combination with other compounds, including defactinib, LUMAKRAS® and others; the uncertainties inherent in research and development, such as negative or unexpected results of clinical trials; the occurrence or timing of applications for our product candidates that may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve applications that may be filed for our product candidates and, if approved, whether our product candidates will be commercially successful in such jurisdictions; our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding trial design, labeling and other matters that could affect the timing, availability or commercial potential of our product candidates; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; actions or advice of regulatory agencies and our ability to obtain and maintain regulatory approval for AVMAPKI FAKZYNJA CO-PACK; that the market opportunities of AVMAPKI FAKZYNJA CO-PACK are based on internal and third-party estimates which may prove to be incorrect; that third- party payors (including government agencies) may not reimburse; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; risks associated with preliminary and interim data, which may not be representative of more mature data, including with respect to interim duration of therapy data; that our product candidates may cause adverse safety events and/or unexpected concerns may arise from additional data or analysis, or result in unmanageable safety profiles as compared to their levels of efficacy; that we may be unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so; that we may not be able to expand the approved indication for AVMAPKI FAKZYNJA CO-PACK; that our product candidates may experience manufacturing or supply interruptions or failures; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on may fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for our product candidates; that we may be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates may take longer or cost more than planned, including as a result of conducting additional studies or our decisions regarding execution of such commercialization; that we may not have sufficient cash to fund our contemplated operations, including certain of our product development programs; that we may not attract and retain high quality personnel; that we or Chugai Pharmaceutical, Co. Ltd. may fail to fully perform under the avutometinib license agreement; that we or Secura Bio, Inc. (“Secura”) may fail to fully perform under the asset purchase agreement with Secura, including in relation to milestone payments; that we may not see a return on investment on the payments we have and may continue to make pursuant to the collaboration and option agreement with GenFleet or that GenFleet may fail to fully perform under the agreement; that we may not be able to establish new or expand on existing collaborations or partnerships, including with respect to in-licensing of our product candidates, on favorable terms, or at all; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we may not pursue or submit regulatory filings for our product candidates; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified under the heading “Risk Factors” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$117,569	$88,818
Grant receivable	200	200
Prepaid expenses and other current assets	6,930	5,943
Total current assets	124,699	94,961
Property and equipment, net	22	32
Right-of-use asset, net	1,188	1,405
Restricted cash	241	241
Other assets	5,548	4,899
Total assets	$131,698	$101,538
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$7,199	$4,026
Accrued expenses	25,391	25,952
Note payable	740	—
Vendor financing arrangement, short-term	1,270	—
Lease liability, short-term	1,019	995
Total current liabilities	35,619	30,973
Non-current liabilities:
Long-term debt	71,476	40,724
Vendor financing arrangement, long-term	2,019	—
Lease liability, long-term	271	535
Warrant liability	54,746	58,199
Total liabilities	164,131	130,431
Convertible preferred stock:
Series B Convertible Preferred Stock, $0.0001 par value; 944 shares designated at March 31, 2025 and December 31, 2024, respectively; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized:
Series A Convertible Preferred Stock, $0.0001 par value; 1,000 shares designated, 1,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 51,490 and 44,784 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5	4
Additional paid-in capital	968,553	926,630
Accumulated other comprehensive income	6,639	—
Accumulated deficit	(1,007,630)	(955,527)
Total stockholders’ (deficit) equity	(32,433)	(28,893)
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$131,698	$101,538

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2025	2024
Operating expenses:
Research and development	29,152	17,707
Selling, general and administrative	15,022	10,352
Total operating expenses	44,174	28,059
Loss from operations	(44,174)	(28,059)
Other expense	(40)	(30)
Interest income	960	1,367
Interest expense	(192)	(1,130)
Loss on debt extinguishment	(1,826)	—
Change in fair value of preferred stock tranche liability	—	(6,011)
Change in fair value of warrant liability	(2,416)	—
Change in fair value of Notes	(4,415)	—
Net loss	$(52,103)	$(33,863)
Net loss per share—basic and diluted	$(0.96)	$(1.26)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	54,173	26,832

Net loss	$(52,103)	$(33,863)
Unrealized gain (loss) on available-for-sale securities	—	(17)
Change in fair value of Notes attributable to instrument specific credit risk	6,639	—
Comprehensive loss	$(45,464)	$(33,880)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

(in thousands, except share data)

						Accumulated
					Additional	other		Total
	Series A Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2024	1,000,000	$—	44,784,350	$4	$926,630	$—	$(955,527)	$(28,893)
Net loss	—	—	—	—	—	—	(52,103)	(52,103)
Issuance of common stock resulting from vesting of restricted stock units	—	—	114,010	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,788	—	—	1,788
Change in fair value of Notes attributable to instrument specific credit risk	—	—	—	—	—	6,639	—	6,639
Issuance of common stock resulting from at-the-market transactions	—	—	4,000,000	1	22,735	—	—	22,736
Issuance of common stock, net of issuance costs of $74K	—	—	1,416,939	—	7,426	—	—	7,426
Issuance of common stock upon exercise of warrants	—	—	1,166,666	—	9,952	—	—	9,952
Issuance of stock under Employee Stock Purchase Plan	—	—	8,033	—	22	—	—	22
Balance at March 31, 2025	1,000,000	$—	51,489,998	$5	$968,553	$6,639	$(1,007,630)	$(32,433)

								Accumulated
							Additional	other		Total
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2023	1,200,000	$21,159	1,000,000	$—	25,281,150	$3	$882,248	$13	$(824,890)	$57,374
Net loss	—	—	—	—	—	—	—	—	(33,863)	(33,863)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(17)	—	(17)
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	14,444	—	—	—	—	—
Issuance of common stock resulting from exercise of stock options	—	—	—	—	4,600		36			36
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	7,475	—	49	—	—	49
Stock-based compensation expense	—	—	—	—	—	—	1,483	—	—	1,483
Balance at March 31, 2024	1,200,000	$21,159	1,000,000	$—	25,307,669	$3	$883,816	$(4)	$(858,753)	$25,062

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2025	2024
Operating activities
Net loss	$(52,103)	$(33,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	6
Non-cash operating lease cost	(23)	(46)
Stock-based compensation expense	1,788	1,483
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	30	(419)
Change in fair value of preferred stock tranche liability	—	6,011
Change in fair value of warrant liability	2,416	—
Non-cash change in fair value of Notes	3,115	—
Loss on debt extinguishment	1,826	—
Changes in operating assets and liabilities:
Grant receivable	—	(226)
Prepaid expenses, other current assets and other assets	(1,572)	(647)
Accounts payable	3,173	265
Accrued expenses and other liabilities	2,664	(544)
Deferred liabilities	—	(327)
Net cash used in operating activities	(38,676)	(28,307)
Investing activities
Purchases of property and equipment	—	(21)
Maturities of investments	—	31,000
Net cash provided by investing activities	—	30,979
Financing activities
Proceeds from long-term debt	75,000	—
Repayment of long-term debt	(42,580)	—
Fees paid to Lenders for Loan Agreement amendment	—	(150)
Proceeds from insurance premium financing	1,180	1,298
Payments on insurance premium financing	(440)	(387)
Proceeds from the exercise of stock options and employee stock purchase program	22	85
Proceeds from exercise of warrants	4,083	—
Proceeds from the issuance of common stock, net	30,162	—
Net cash provided by financing activities	67,427	846
Increase in cash, cash equivalents and restricted cash	28,751	3,518
Cash, cash equivalents and restricted cash at beginning of period	89,059	79,076
Cash, cash equivalents and restricted cash at end of period	$117,810	$82,594
Supplemental disclosure
Cash paid for interest
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$7
Issuance costs included in accounts payable and accrued expenses	64	—
Conversion of warrant liability to additional paid-in capital upon warrant exercise	5,869	—

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the “Company”) is a biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with ras sarcoma (“RAS”)/ mitogen activated pathway kinase (“MAPK”) pathway-driven cancers. On May 8, 2025, the U.S. Food and Drug Administration (the “FDA”) approved AVMAPKI FAKZYNJA CO-PACK (avutometinib capsules; defactinib tablets) for the treatment of adult patients with Kirsten rat sarcoma viral oncogene homolog (“KRAS”) mutant (“KRAS mt”) recurrent low grade serous ovarian cancer (“LGSOC”) who received prior systemic therapy. The Company markets AVMAPKI FAKZYNJA CO-PACK in the United States. The Company’s pipeline is focused on novel small molecule drugs that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including RAF/MEK inhibition, FAK inhibition and KRAS G12D inhibition.

The condensed consolidated financial statements include the accounts of Verastem Securities Company and Verastem Europe GmbH, wholly-owned subsidiaries of the Company. All financial information presented has been consolidated and includes the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company is subject to the risks associated with other life science companies, including, but not limited to, possible failure of preclinical testing or clinical trials, competitors developing new technological innovations, market acceptance and commercial success of AVMAPKI FAKZYNJA CO-PACK, or any of the Company’s product candidates following receipt of regulatory approval, inability to obtain marketing approval for additional indications or product candidates, protection of proprietary technology and the continued ability to obtain adequate financing to fund the Company’s future operations. If the Company does not successfully commercialize AVMAPKI FAKZYNJA CO-PACK or any of its other product candidates, it will be unable to generate product revenue or achieve profitability and may need to raise additional capital.

As of March 31, 2025, the Company had cash, cash equivalents, and investments of $117.6 million. In accordance with applicable accounting standards, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of the issuance of these condensed consolidated financial statements. The Company anticipates operating losses may continue for the foreseeable future and the Company continues to incur operating costs to execute its strategic plan, including costs related to research and development of its product candidates and commercial activities. As a result of the assessment in accordance with the applicable accounting standards, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for 12 months after the date the condensed consolidated financial statements are issued.

The Company expects to finance its operations with its existing cash, cash equivalents and investments, through potential future milestones and royalties received pursuant to the Company’s Asset Purchase Agreement (“Secura APA”) with Secura, pursuant to the Company’s Note Purchase Agreement (as defined herein) (see Note 7. Debt), through future product revenues, or through other strategic financing opportunities that could include, but are not limited to collaboration agreements, offerings of its equity, or the incurrence of debt. However, given the risks associated with these potential strategic or financing opportunities, they are not deemed probable for purposes of the going concern assessment. If the Company fails to obtain additional capital or generate sufficient revenue from its commercialization activities in the future, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recently issued accounting standards updates

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for all annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 will be effective for the Company beginning with its 2025 annual financial statements. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on its condensed consolidated financial statements.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the condensed consolidated financial statements upon future adoption.

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of March 31, 2025, the Company’s cash, cash equivalents and investments were deposited at four financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Proceeds from Grants

In May 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is supporting a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 trial is evaluating whether combining avutometinib (to target KRAS mutant, which is found in more than 90% of pancreatic adenocarcinomas), and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with such pancreatic cancers. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the Company recognizes as expenses the related costs for which the grants are intended to compensate. Eligible expenses incurred in excess of grant payments received up to the total amount of the PanCAN Grant are recorded as a grant receivable. Through March 31, 2025, the Company has received $4.1 million of cash proceeds which was initially recorded as deferred liabilities on the balance sheet. The Company recorded $0.0 million and $1.4 million of the proceeds as a reduction of research and development expense during the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, and December 31, 2024, the company recorded a grant receivable of $0.2 million related to the PanCAN Grant in the condensed consolidated and consolidated balance sheets.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$117,569	$88,818
Restricted cash	241	241
Total cash, cash equivalents and restricted cash	$117,810	$89,059

Amounts included in restricted cash as of March 31, 2025 and December 31, 2024 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. The letters of credit are included in non-current restricted cash on the condensed consolidated balance sheets as of March 31, 2025, and December 31, 2024.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$63,682	$63,682	$—	$—
Total financial assets	$63,682	$63,682	$—	$—
Warrant liability	$54,746	$—	$—	$54,746
Notes	$71,476	$—	$—	$71,476
Total financial liabilities	$126,222	$—	$—	$126,222

	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$63,304	$63,304	$—	$—
Total financial assets	$63,304	$63,304	$—	$—
Warrant liability	$58,199	$—	$—	$58,199
Total financial liabilities	$58,199	$—	$—	$58,199

The Company’s cash equivalents consist of U.S. Government money market funds. The cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2025, or December 31, 2024.

Warrant Liability

A warrant liability was recorded as a result the July 2024 Offering (as defined herein) (see Note 12. Capital Stock). The fair value measurement of the warrant liability is classified as Level 3 under the fair value hierarchy. The fair value of the warrant liability at inception and March 31, 2025, was determined using the Black-Scholes valuation model. The inputs to the Black-Scholes valuation model include the risk-free rate, stock price volatility, expected dividends and remaining term. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

Below are the inputs used to value the warrant liability at December 31, 2024 and March 31, 2025:

	December 31, 2024	March 31, 2025
Risk-free interest rate	4.17%	4.10%
Volatility	137%	98%
Dividend yield	—	—
Remaining term (years)	1.1	0.8

The following table represents a reconciliation of the warrant liability (in thousands):

December 31,2024	$58,199
Fair value of warrants exercised	(5,869)
Fair value adjustment	2,416
March 31, 2025	$54,746

Note Purchase Agreement

The fair value of the Notes pursuant to the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal, Repayment Amount, and Revenue Participation Payments (each as defined in the Note Purchase Agreement) (see Note 7. Debt). The fair value measurement is based on significant Level 3 unobservable inputs such as the probability and timing of Revenue Participation Payments, Repayment Amount, and the discount rate. The Company determined the fair value of the Notes utilizing a discounted cash flow model of estimated future payments including interest, principal, Repayment Amount and Revenue Participation Payments utilizing a discount rate calculated as the term matched risk-free rate plus credit spread. At January 13, 2025, the Company utilized a discount rate between 11.9%-12.4% and at March 31, 2025, the Company utilized a discount rate between 13.4%-13.9%. The fair value of the Notes at March 31, 2025 was determined to be $71.5 million which differed from the contractual principal amount of $75.0 million by $3.5 million. Significant increases or decreases in any of these inputs in isolation could result in a significantly lower or higher fair value measurement.

Oxford Loan Agreement

The fair value of the Company’s Term Loans (as defined herein) (see Note 7. Debt) pursuant to the Loan Agreement (as defined herein) (see Note 7. Debt) was determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the condensed consolidated balance sheet dates. The Company estimates that the fair value of its Term Loans was approximately $41.1 million at December 31, 2024 which differs from its carrying value of approximately $40.7 million. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$117,810	$—	$—	$117,810
Total cash, cash equivalents & restricted cash	$117,810	$—	$—	$117,810

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$89,059	$—	$—	$89,059
Total cash, cash equivalents & restricted cash	$89,059	$—	$—	$89,059

There were no realized gains or losses on investments for the three months ended March 31, 2025 or March 31, 2024. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's investments. There was no accrued interest receivable on March 31, 2025, or December 31, 2024. There were no securities in an unrealized loss position as of March 31, 2025, or December 31, 2024.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Accrued clinical trial expenses	$10,904	$10,915
Accrued contract manufacturing expenses	5,351	3,748
Accrued other research and development expenses	1,707	1,359
Accrued compensation and related benefits	3,211	6,245
Accrued professional fees	812	620
Accrued consulting fees	1,885	1,613
Accrued interest	—	316
Accrued commercialization costs	1,104	803
Accrued other	417	333
Total accrued expenses	$25,391	$25,952

7. Debt

Note Purchase Agreement

On January 13, 2025 (the “Closing Date”), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with RGCM SA LLC, as Purchaser Agent, Oberland Capital Management LLC (“Oberland”) and certain funds managed by Oberland Capital Management LLC, as purchasers (together with other purchasers party thereto from time to time, the “Purchasers”), pursuant to which the Company may sell to the Purchasers, and the Purchasers may buy from the Company, notes (the “Notes”) in an aggregate principal amount not to exceed $150.0 million. On the Closing Date, the Company issued and sold an initial Note in an aggregate principal amount $75.0 million. In addition, the Company may issue and sell additional Notes with aggregate principal amount of up to $75.0 million as follows:

i.	at the option of the Company, a second sale (the “Second Sale”) of $25.0 million principal amount of Notes, at any time prior to December 31, 2025, upon the FDA approval sufficient for the promotion and sale of avutometinib and defactinib for the treatment of LGSOC and subject to certain other customary conditions precedent; and
ii.	at the option of the Company, a third sale (the “Third Sale”) of up to $50.0 million principal amount of Notes, at any time prior to December 31, 2026, provided that trailing six-month worldwide net sales of avutometinib and defactinib are at least $55.0 million and subject to certain other customary conditions precedent.

The outstanding principal amount of the Notes bear interest at a rate per annum equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, subject to adjustment in certain circumstances set forth in the Note Purchase Agreement and an overall cap of 9.75%, payable quarterly in arrears until the seventh anniversary of the Closing Date or the date on which all amounts owing to the Purchasers under the Note Purchase Agreement have been paid in full (the “Maturity Date”). For the first eight (8) quarters following the Closing Date, at the Company’s option, up to 50% of the interest due may be paid-in-kind and added to the then-outstanding principal balance of the Notes. Through March 31, 2025, the Company has not elected to defer any interest through its paid-in-kind option. Upon the occurrence and during the continuance of an Event of Default (as defined in the

Note Purchase Agreement) under the Note Purchase Agreement, the then-applicable interest rate on all outstanding obligations may be increased by an additional 5.00%.

Beginning on January 13, 2025 and continuing until the Maturity Date, the Purchasers will receive 1.00% (the “Revenue Participation Percentage”) of the first $100.0 million of net sales of each Included Product (as defined in the Note Purchase Agreement) by the Company or its affiliates or licensees in each calendar year, payable quarterly. “Included Products” is defined in the Note Purchase Agreement to include (a) avutometinib and defactinib, including any product that contains either one of the foregoing in combination with any other active ingredient(s), and (b) all other compounds, chemical entities or pharmaceutical products being designed, developed, licensed, manufactured or commercialized by the Company or its subsidiaries from time to time. The Revenue Participation Percentage will increase pro rata immediately upon the occurrence of the Second Sale and the Third Sale, such that the Revenue Participation Percentage shall increase to a maximum of 2.00% in the event that $150 million in aggregate principal amount of Notes has been purchased pursuant to the Note Purchase Agreement following the Third Sale. The outstanding principal amount of the Notes, interest accrued thereon and any other amounts owing to the Purchasers under the Note Purchase Agreement will be due in two equal instalments on (a) the sixth anniversary of the Closing Date, and (b) the Maturity Date.

All of the Notes may be redeemed prior to the Maturity Date at the option of the Company, subject to payment of the Repayment Amount (as defined in the Note Purchase Agreement). The Purchasers may demand redemption of the Notes prior to the Maturity Date in the event of a Change of Control (as defined in the Note Purchase Agreement) of the Company or an Event of Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement, subject to payment of the Repayment Amount. The Repayment Amount is due at the earlier of the Maturity Date and when payment of all obligations under the Note Purchase Agreement are otherwise due. The Repayment Amount is (a) 135% of the principal amount of the Notes if redemption occurs before the second anniversary of the Closing Date upon a Change of Control; (b) if the preceding clause (a) does not apply, 175% of the principal amount of the Notes if redemption occurs prior to the third anniversary the Closing date; and (c) thereafter, 195% of the principal amount of the Notes if redemption occurs after the third anniversary the Closing Date, minus, in each case, the sum of regularly scheduled interest paid in cash, payments of principal in cash, and payments of revenue participation in cash prior to such redemption date.

The Note Purchase Agreement contains no financial covenants. The Company’s obligations under the Note Purchase Agreement are subject to customary covenants, including limitations on the Company’s ability to dispose of assets, undergo a change of control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Company’s obligations under the Note Purchase Agreement are secured by a security interest on substantially all of the Company’s and its subsidiaries’ assets, including its intellectual property related to avutometinib and defactinib, and a negative pledge on intellectual property related to the Company’s collaboration and option agreement with GenFleet (the “GenFleet Agreement”), subject to certain exceptions relating to the Company’s development of its intellectual property.

A portion of the proceeds of the Note Purchase Agreement were used to repay the Company’s obligations under the Loan Agreement (as defined below) in full. The Loan Agreement was terminated concurrently with entry into the Note Purchase Agreement.

The Company assessed the terms and features of the Note Purchase Agreement and determined that the Company is eligible to elect the fair value option under ASC 825, Financial Instruments. The Note Purchase Agreement contains various embedded features and the election of the fair value option allows the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issuance date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Note Purchase Agreement, which include accrued interest, if any, are recorded as a component of change in fair value of Notes in the condensed consolidated statements of operations. The Company has not elected to present interest expense separately from changes in fair value and therefore will not separately present interest expense associated with the Note Purchase Agreement. Changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss within the condensed statements of equity (deficit). The portion of total changes in fair value of Notes attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive loss. Under the fair value option, debt issuance costs are expensed as incurred. The Company incurred $0.8 million of debt issuance costs, which were recorded within selling, general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2025.

The Company determined the fair value of the Notes on January 13, 2025 was $75.0 million. The following table reconciles the change in fair value of the Notes during the three months ended March 31, 2025 (in thousands):

Beginning fair value balance at January 13, 2025	$75,000
Change in fair value reported in statements of operations	4,415
Change in fair value reported in comprehensive loss	(6,639)
Interest payments	(1,300)
Ending fair value at March 31, 2025	$71,476

As of March 31, 2025, future principal payments under the Note Purchase Agreement are due as follows (in thousands):

2025	—
2026	—
2027	—
2028	—
2029	—
2030	—
2031	37,500
2032	37,500
Total principal payments	$75,000

Loan Agreement

On March 25, 2022 (the “Loan Agreement Closing Date”), the Company entered into a loan and security agreement (the “Original Loan Agreement”) with Oxford, as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (“OFCF III” and together with Oxford, the “Lenders”), pursuant to which the Lenders agreed to lend the Company up to an aggregate principal amount of $150.0 million in a series of term loans (the “Term Loans”). On January 4, 2024, the Company amended the Original Loan Agreement (as amended, the “Loan Agreement”) to extend the date by which it may draw down the Term C Loan from March 31, 2024, to March 31, 2025.

Pursuant to the Loan Agreement, the Company received an initial Term Loan of $25.0 million on the Loan Agreement Closing Date, and drew down the second term loan of $15.0 million (the “Term B Loan”) on March 22, 2023, and could have borrowed an additional $110.0 million of Term Loans at its option upon the satisfaction of certain conditions as follows:

i.	$25.0 million (the “Term C Loan”), when the Company has received accelerated or full approval from the FDA of avutometinib for the treatment of LGSOC (the “Term C Milestone”). The Company could have drawn the Term C Loan within 60 days after the occurrence of the Term C Milestone, but no later than March 31, 2025.
ii.	$35.0 million (the “Term D Loan”), when the Company has achieved at least $50.0 million in gross product revenue calculated on a trailing six-month basis (the “Term D Milestone”). The Company could have drawn the Term D Loan within 30 days after the occurrence of the Term D Milestone, but no later than March 31, 2025.
iii.	$50.0 million (the “Term E Loan”), at the sole discretion of the Lenders.

The Term Loans bore interest at a floating rate equal to (a) the greater of (i) the one-month CME Secured Overnight Financing Rate and (ii) 0.13% plus (b) 7.37%, subject to an overall floor and cap. Interest was payable monthly in arrears on the first calendar day of each calendar month. As a result of the Term B Loan drawdown, beginning (i) April 1, 2025, or (ii) April 1, 2026, if either (A) avutometinib has received FDA approval for the treatment of LGSOC or (B) COPIKTRA has received FDA approval for the treatment of peripheral T-cell lymphoma, the Company would have been required to repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan were due and payable in full on March 1, 2027.

The Company was required to make a final payment of 5.0% of the original principal amount of the Term Loans that are drawn, payable at maturity or upon any earlier acceleration or prepayment of the Term Loans (the “Final Payment Fee”). The Company could have prepaid all, but not less than all, of the Term Loans, subject to a prepayment fee equal to (i) 3.0% of the principal amount of the applicable Term Loan if prepaid on or before the first anniversary date of the funding date of such Term Loan, (ii) 2.0% of the principal amount of the applicable Term Loan if prepaid after the first anniversary and on or before the second anniversary of the funding date of such Term Loan, and (iii) 1.0% of the principal amount of the applicable Term Loan if prepaid after the second anniversary of the applicable funding date of such Term Loan. All Term Loans were subject to a facility fee of 0.5% of the principal amount.

The Loan Agreement contained no financial covenants. The Loan Agreement included customary events of default, including, among others, payment defaults, breach of representations and warrants, covenant defaults, judgment defaults, insolvency and bankruptcy defaults, and a material adverse change. The occurrence of an event of default could have resulted in the acceleration of the obligations under the Loan Agreement, termination of the Term Loan commitments and the right to foreclose on the collateral securing the obligations. During the existence of an event of default, the Term Loans would have accrued interest at a rate per annum equal to 5.0% above the otherwise applicable interest rate.

In connection with the Loan Agreement, the Company granted Oxford a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The Company determined that all features of the Loan Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There have been no changes to the Company’s assessment.

Substantially concurrently with the closing of the Note Purchase Agreement, on January 13, 2025, the Company terminated its Loan Agreement and repaid in full the balance of its obligations under the Loan Agreement of approximately $42.7 million (the “Payoff Amount”). The Payoff Amount included the Final Payment Fee of $2.0 million, which was due at the earlier of prepayment or loan maturity, and certain prepayment fees as set forth in the Loan Agreement, a prepayment penalty fee of $0.6 million, and unpaid interest of $0.1 million. Upon the Lender’s receipt of the Payoff Amount, the Loan Agreement was terminated along with the Lender’s commitment to provide funding under any future term loans.  All liens on the Company’s assets to secure the loans under the Loan Agreement have been terminated and released. The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Term Loan on January 13, 2025 by $1.8 million. As a result the Company recorded a loss on debt extinguishment of $1.8 million included in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2025.

The debt issuance costs and the Final Payment Fee have been recorded as a debt discount which were accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the Term Loan as of December 31, 2024, are detailed below (in thousands):

December 31, 2024
Principal loan balance	$40,000
Final Payment Fee	1,172
Debt issuance costs, net of accretion	(448)
Total Long-term debt, net of discount	40,724

The following table sets forth total interest expense for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Contractual Interest	$162	$943
Amortization of debt discount and issuance costs	11	66
Amortization of Final Payment Fee	19	121
Total	$192	$1,130

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

As of March 31, 2025, a right-of-use asset of $1.2 million and lease liability of $1.3 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended March 31,
	2025	2024
Lease Expense
Operating lease expense	$249	$221
Total Lease Expense	$249	$221
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$273	$268

March 31, 2025
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	1.2
Weighted average discount rate	9.8%
Maturity Analysis
2025	819
2026	546
Total	$1,365
Less: Present value discount	(75)
Lease Liability	$1,290

9. Notes Payable

In January 2025, the Company entered into a finance agreement with FIRST Insurance Funding (“First Insurance”). Pursuant to the terms of the agreement, First Insurance loaned the Company the principal amount of $1.2 million, which accrues interest at 6.9% per annum, to fund a portion of the Company’s insurance policies. Pursuant to the agreement with First Insurance, the Company made an initial payment of $0.3 million and is required to make monthly payments of $0.1 million through October 2025 including principal and interest. The agreement assigns First Insurance a first priority lien and security interest in the financed insurance policies. The outstanding balance at March 31, 2025 was $0.7 million recorded as note payable on the condensed consolidated balance sheets.

10. Vendor Financing Arrangement

The Company and IQVIA, Inc. (“IQVIA”) have entered into a master services agreement (“IQVIA Master Services Agreement”) for the Company’s strategic collaboration with IQVIA to leverage IQVIA’s infrastructure and established commercialization solutions to complement the Company’s launch strategy for AVMAPKI FAKZYNJA CO-PACK in patients with KRAS mt LGSOC. Pursuant to the IQVIA Master Services Agreement, the Company has extended payment terms with respect to a portion of the services provided and has recorded a vendor financing arrangement liability of $3.3 million as of March 31, 2025. The Company expects to pay the amounts recorded as vendor financing arrangement liabilities during 2026. The Company has recorded less than $0.1 million of interest expense for the three months ended March 31, 2025 associated with the extended payment terms.

11. Segment Reporting

The Company has one operating segment which is the business of researching, developing and commercializing drugs for the treatment of patients with cancer. While the Company group consists of entities incorporated in both the U.S. and Germany, the Company manages all business activities on a consolidated basis for the purposes of assessing performance, making operating decisions, and allocating Company resources. The Company’s Chief Operating Decision Maker (the “CODM”) is its President and Chief Executive Officer. The measure of segment assets is the same as reported on the condensed consolidated balance sheets as total assets. The CODM assesses performance based on consolidated net loss that is also reported on the statements of operations and comprehensive loss. The CODM uses net loss to monitor budget versus actual results and to determine how to allocate resources and capital in line with the Company’s overall strategy and goals. The accounting policies of the Company's segment are the same as those described in Note 2. Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The table below is a summary of segment net loss including significant segment expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Expenses:
Research and development expenses(1)	28,549	16,731
Commercial expenses(1)	4,323	3,043
Medical affairs expenses(1)	2,283	1,314
General and administrative expenses(1)	7,221	4,990
Stock-based compensation expense	1,788	1,483
Depreciation expense	10	6
Interest income	(960)	(1,367)
Interest expense	192	1,130
Loss on debt extinguishment	1,826	—
Change in fair value of preferred stock tranche liability	—	6,011
Change in fair value of warrant liability	2,416	—
Change in fair value of Notes	4,415	—
Other segment items(2)	40	522
Net loss	$(52,103)	$(33,863)

(1)	This category is exclusive of non-cash stock-based compensation and severance expense.
(2)	Other segment items primarily include severance expense and transactions losses and gains due to foreign currency fluctuations.

12. Capital stock

Stock Purchase Agreement

In connection with the Note Purchase Agreement, on January 13, 2025, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the certain funds managed by Oberland and affiliates thereof (the “SPA Investors”), pursuant to which the SPA Investors purchased an aggregate of 1,416,939 shares of the Company’s common stock, at a price of $5.2931 per share, based on the trailing 30-trading day volume-weighted average price of the Company’s common stock, as of the date of the Stock Purchase Agreement. The Company received net proceeds of $7.4 million after deducting for offering costs which was recorded as component of permanent equity during the three months ended March 31, 2025. In addition, pursuant to the Stock Purchase Agreement, the Company granted the SPA Investors, for a period of three years following the closing on January 13, 2025, a right to participate in any equity offerings consummated by the Company in an amount up to $2.5 million, subject to certain limitations and exclusions set out in the Stock Purchase Agreement.

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

The Company may not effect the exercise of any Warrant or July 2024 Pre-Funded Warrant, and a holder will not be entitled to exercise any portion of any Warrant or July 2024 Pre-Funded Warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 4.99% (or such higher percentage up to 19.99%, at the election of the holder) of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to the Company subject to the terms of such Warrants or July 2024 Pre-Funded Warrants, as applicable, provided that such percentage may in no event exceed 19.99%. In the event that the exercise of a Warrant would cause the holder to beneficially own in excess of 4.99% (or such higher percentage up to 19.99%, at the election of the holder) of the total number shares of the Company’s common stock outstanding immediately after giving effect to such exercise, the holder of a Warrant may elect to purchase a pre-

funded warrant for one share of the Company’s common Stock, rather than a share of common stock, at the Warrant exercise price less the exercise price of the pre-funded warrant purchased.

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

The Warrants meet the definition of a derivative pursuant to FASB Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and do not meet the derivative scope exception given the Warrants do not qualify under the indexation guidance. As a result, the Warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model with subsequent changes in fair value recorded in earnings. The Warrants were recorded at a fair value of $39.6 million upon issuance and the Company allocated $39.6 million of the proceeds as warrant liability. In December 2024, 250,000 Warrants were exercised for 250,000 shares of common stock. The fair value of the 250,000 Warrants at the exercise date was $0.5 million, which was reclassified from warrant liability to additional paid-in capital. In March 2025, 1,166,666 Warrants were exercised for 1,166,666 shares of common stock. The fair value of the 1,166,666 Warrants on their exercise dates was $5.9 million, which was reclassified from warrant liability to additional paid-in capital during the three months ended March 31, 2025. On March 31, 2025, the fair value of the 16,916,668 outstanding Warrants was determined to be $54.7 million and the Company recorded this amount as warrant liability on the condensed consolidated balance sheets. The Company recorded the mark-to-market adjustment of $2.4 million for the three months-ended March 31, 2025, under change in fair value of warrant liability within the condensed consolidated statements of operations and loss.

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

June 2023 Public Offering

In June 2023, in an underwritten offering, the Company offered 8,489,409 shares of the Company’s common stock, at a price to the public of $9.75 per share, less the underwriting discounts and commissions, and, in lieu of shares of common stock to certain investors, pre-funded warrants (the “June 2023 Pre-Funded Warrants”) to purchase up to an aggregate of 1,538,591 shares of common stock at a price to the public of $9.749 per share of common stock underlying a pre-funded warrant, which represents the per share public offering price for the shares of common stock less the $0.001 per share exercise price for each such share of common stock underlying a June 2023 Pre-Funded Warrant.

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

During the quarter ended June 30, 2024, the holders exercised the June 2023 Pre-Funded Warrants representing 1,538,591 underlying shares of common stock, exercise price $0.0001 per share, via cashless exercise resulting in the issuance of 1,538,201 shares of common stock. As of March 31, 2025, there were no June 2023 Pre-Funded Warrants outstanding.

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

Each share of the Series B Convertible Preferred Stock is convertible into 3.5305 shares of the Company’s common stock, at the option of the holders at any time, subject to certain limitations, including that the holder will be prohibited from converting Series B Convertible Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% (the “Conversion Blocker”) of the total common stock then issued and outstanding immediately following the conversion of such shares of Series B Convertible Preferred Stock. Holders of the Series B Convertible Preferred Stock are permitted to increase the Conversion Blocker to an amount not to exceed 19.99% upon 60 days’ notice.

The Company agreed to sell and issue in the first tranche of the Private Placement 1,200,000 shares of Series B Convertible Preferred Stock at a purchase price of $25.00 per share of Series B Convertible Preferred Stock (equivalent to $7.0812 per share of common stock). The first tranche of the Private Placement closed on January 27, 2023. The Company received gross proceeds from the first tranche of the Private Placement of approximately $30.0 million, before deducting fees to the placement agent and other offering expenses payable by the Company (“Series B Convertible Preferred Stock Proceeds”).

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

The Company initially classified the first tranche of the Series B Convertible Preferred Stock as temporary equity in the consolidated balance sheets as the Company could have been required to redeem the Series B Convertible Preferred Stock if the Company could not convert the Series B Convertible Preferred Stock into shares of common stock for any reason, including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company which is not solely in the control of the Company. If the Company was required to redeem the Series B Convertible Preferred Stock, it would have been based upon the volume-weighted-average price of common stock on an as converted basis on the date the holders provided a conversion notice to the Company. On October 18, 2024, holders of the Series B Convertible Preferred Stock elected to convert 1,200,000 shares of Series B Convertible Preferred Stock for 4,236,568 shares of the Company’s common stock and consequently, the Company issued 4,236,568 shares of its common stock to holders of the Series B Convertible Preferred Stock. Upon conversion, the Company reclassified $21.2 million from Series B Convertible

Preferred Stock to common stock and additional paid in capital on the consolidated balance sheet. As of March 31, 2025, there were no shares of Series B Convertible Preferred Stock outstanding.

The Company evaluated the Second Tranche Right under Accounting Standard Codification 480, Distinguishing Liabilities from Equity (“ASC 480”) and determined that it met the requirements for separate accounting from the initial issuance of Series B Convertible Preferred Stock as a freestanding financial instrument. The Company then determined the Second Tranche Right should be liability classified pursuant to ASC 480. As a result, the Company classified the Second Tranche Right as a non-current liability within the condensed consolidated balance sheets and the Second Tranche Right was initially recorded at fair value and is subsequently re-measured at fair value at the end of each reporting period. The fair value of the Second Tranche Right on the date of issuance was determined to be $6.9 million based on a Monte-Carlo valuation and the Company allocated $6.9 million of the Series B Convertible Preferred Stock Proceeds to this liability and recorded this amount as preferred stock tranche liability. On March 31, 2024 and December 31, 2023, the fair value of the Second Tranche Right was determined to be $10.2 million, and $4.2 million, respectively, and the Company recorded the mark to market adjustment of $6.0 million under change in fair value of preferred stock tranche liability within the condensed statements of operations and comprehensive loss for the three months ended March 31, 2024. The Second Tranche Right expired in July 2024 and is no longer outstanding.

The Company determined that all other features of the securities offered pursuant to the Securities Purchase Agreement were clearly and closely associated with the equity host and did not require bifurcation or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements. There has been no change to Company’s original assessment.

Series A Convertible Preferred Stock

On November 4, 2022, the Company entered into an exchange agreement with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC (collectively referred to as “BVF”), pursuant to which BVF exchanged 833,333 shares of the Company’s common stock for 1,000,000 shares of newly designated Series A convertible preferred stock, par value $0.0001 per share (the “Series A Convertible Preferred Stock”).

Each share of the Series A Convertible Preferred Stock is convertible into 0.833 shares of the Company’s common stock at the option of the holder at any time, subject to certain limitations, including that the holder will be prohibited from converting the Series A Convertible Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above the Conversion Blocker, initially set at 9.99%, of the total common stock then issued and outstanding immediately following the conversion of such shares of the Series A Convertible Preferred Stock. Holders of the Series A Convertible Preferred Stock are permitted to increase the Conversion Blocker to an amount not to exceed 19.99% upon 60 days’ notice.

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

At-the-market equity offering program

In August 2021, the Company entered into a sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). During the three months ended March 31, 2025 and March 31, 2024, the Company sold 4,000,000 shares and 0 shares, respectively, under the August 2021 ATM for net proceeds of approximately $22.7 million and $0.0 million, respectively, after deducting commissions and other offering expenses.

13. Stock-based compensation

Option Exchange Program

On January 17, 2024, the Company’s stockholders, upon recommendation of the board of directors, approved a one-time stock option exchange program (the “Option Exchange Program”) for certain employees, executive officers and non-employee directors of the Company who held certain underwater options and remained employed or otherwise engaged by the Company through the completion of the Exchange Offer (as defined herein). The Company’s offer to participate in the Option Exchange Program commenced on February 8, 2024, and expired on March 8, 2024 (the “Exchange Offer”). Pursuant to the Exchange Offer, 42 eligible holders elected to exchange, and the Company accepted for cancellation, eligible options to purchase an aggregate of 603,330 shares of the Company’s common stock (the “Exchanged Options”). On March 11, 2024, promptly following the expiration of the Exchange Offer, the Company granted new options to purchase 603,330 shares of common stock (the “New Options”), pursuant to the terms of the Exchange Offer and the Amended and Restated 2021 Equity Incentive Plan. The exercise price of the New Options granted was $11.44 per share, which was the closing price of the Company’s common stock on the Nasdaq Capital Market on the grant date of the New Options.

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

Stock options

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2025 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2024	2,479,037	$11.43	8.3	$843
Granted	15,000	6.49
Forfeited/cancelled	(34,547)	5.52
Expired	(625)	95.88
Outstanding at March 31, 2025	2,458,865	$11.46	8.0	$1,192
Vested at March 31, 2025	1,210,500	$14.34	7.5	$391

The fair value of each stock option granted during the three months ended March 31, 2025 and 2024 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended March 31,
	2025	2024
Risk-free interest rate	4.38%	4.08%
Volatility	106%	95%
Dividend yield	—	—
Expected term (years)	6.1	5.8

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the three months ended March 31, 2025 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2024	1,010,233	$6.29
Granted	974,044	$5.59
Vested	(114,342)	$10.33
Forfeited/cancelled	(38,323)	$7.45
Outstanding at March 31, 2025	1,831,612	$5.64

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

	Three months ended March 31,
	2025	2024
Risk-free interest rate	4.25%	5.24%
Volatility	107%	60%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the three months ended March 31, 2025 and 2024, the Company recognized less than $0.1 million in each period of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the three months ended March 31, 2025, the Company issued 8,033 shares of common stock for proceeds of $0.1 million under the Amended and Restated 2018 ESPP.

14. Net loss per share

Basic loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. For purposes of calculating net loss per share, weighted-average number of common shares outstanding includes the weighted average effect of the pre-funded warrants issued in June 2023 and in July 2024, the exercise of which requires little or no consideration for the delivery of shares of common stock. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as the warrants issued in July 2024, stock options, restricted stock units, and employee stock purchase plan shares (using the “treasury stock” method), and the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (using the “if-converted” method), unless their effect on net loss per share is anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2025	2024
Outstanding stock options	2,458,865	2,122,901
Outstanding restricted stock units	1,831,612	426,392
Warrants	16,916,668	—
Employee stock purchase plan	7,266	6,486
Series A Convertible Preferred Stock	833,333	833,333
Series B Convertible Preferred Stock	—	4,236,570
Total potentially dilutive securities	22,047,744	7,625,682

15. License, collaboration and commercial agreements

GenFleet Therapeutics (Shanghai), Inc.

On August 24, 2023, the Company entered into GenFleet Agreement, pursuant to which GenFleet granted the Company the option to obtain exclusive development and commercialization rights worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (the “Territory”) for up to three oncology programs targeting RAS pathway driven cancers (the “GenFleet Options”). The Company may exercise its GenFleet Options on a program-by-program basis. In January 2025, the Company exercised its GenFleet Option with respect to VS-7375 and made a $6.0 million payment to GenFleet.

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

During the three months ended March 31, 2025, the Company expensed $6.0 million related to the GenFleet Option payment made within research and development expense in the condensed consolidated statements of operations and comprehensive loss. The other future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved. If the Company elects to exercise further GenFleet Options, the related payment will be recognized if and when each respective GenFleet Option is elected.

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

The Company evaluated the Secura APA in accordance with FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”) as the Company concluded that the counterparty, Secura, is a customer. The Company identified a bundled performance obligation consisting of delivery of the duvelisib global license and intellectual property, certain existing duvelisib inventory, certain duvelisib contracts and clinical trials, certain regulatory approvals, and certain regulatory documentation and books and records (the “Bundled Secura Performance Obligation”).

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

During the three months ended March 31, 2025 and March 31, 2024, the Company has not recognized any revenue associated with the Secura APA. The Company determined all future potential milestones and royalties were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of March 31, 2025. As part of the Company’s evaluation of the constraint, the Company considered several factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for an extended period of time. All future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

16. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three ended March 31, 2025 or 2024, due to the expected loss before income taxes to be incurred for the years ended December 31, 2025 and 2024, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

17. Commitments and contingencies

The Company has no other commitments other than minimum lease payments as disclosed in Note 8. Leases.

The Company entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts. Please refer to Note 8. Leases for further details regarding the minimum aggregate future lease commitments as of March 31, 2025. In conjunction with the execution of the February 2018 Amended Lease Agreement and November 2024 Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of March 31, 2025. The amount is included in non-current restricted cash on the consolidated balance sheets as of March 31, 2025.

As of March 31, 2025, the Company has committed to spend approximately $59.3 million under the IQVIA Master Services Agreement which the Company expects to spend in the next three to four years. As of March 31, 2025, approximately $4.0 million of this commitment is included within vendor financing arrangements, accrued expenses, and accounts payable on the condensed balance sheet. Pursuant to the terms of various other agreements, the Company may be required to pay various development, regulatory and commercial milestones. In addition, if any products related to these agreements are approved for sale, the Company may be required to pay significant royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring.

18. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. The Company is not aware of any material subsequent events except for the following:

2025 Private Placement

On April 25, 2025, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “PIPE Investors”), pursuant to which the Company sold to the PIPE Investors, in a private placement (the “2025 Private Placement”), an aggregate of 3,429,287 shares of the Company’s common stock at an offering price of $7.00 per share and, in lieu of common stock to certain PIPE Investors, pre-funded warrants to purchase an aggregate of 7,285,713 shares of common stock (the “April 2025 Pre-Funded Warrants,”) at an offering price of $6.9999 per April 2025 Pre-Funded Warrant. The gross proceeds of the 2025 Private Placement were approximately $75.0 million, before deducting placement agent fees and other expenses.

The exercise price of each April 2025 Pre-Funded Warrant equals $0.0001 per underlying share of common stock. The exercise price and the number of shares of common stock issuable upon exercise of each April 2025 Pre-Funded Warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the Company’s common stock. The April 2025 Pre-Funded Warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the April 2025 Pre-Funded Warrants are fully exercised. The April 2025 Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

The 2025 Private Placement closed on April 28, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024. Please also refer to the sections under headings “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024.

OVERVIEW

We are a biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with ras sarcoma (“RAS”)/ mitogen activated pathway kinase (“MAPK”) pathway-driven cancers. We market AVMAPKI FAKZYNJA CO-PACK (avutometinib capsules; defactinib tablets) in the United States. Our pipeline is focused on novel small molecule drugs that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including RAF/ mitogen-activated protein kinase kinase (“MEK”) inhibition, FAK inhibition and KRAS G12D inhibition.

On May 8, 2025, the FDA approved AVMAPKI FAKZYNJA CO-PACK for the treatment of adult patients with Kirsten rat sarcoma viral oncogene homolog (“KRAS”) mutant (“KRAS mt”) recurrent LGSOC who received prior systemic therapy. The KRAS mt recurrent LGSOC indication has been granted approval by the FDA under the accelerated approval pathway based on the tumor response rate and duration of response. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial.

AVMAPKI (avutometinib) inhibits MEK kinase activity while also blocking the compensatory reactivation of MEK by upstream RAF. RAF and MEK proteins are regulators of the RAS/RAF/MEK/ extracellular-signal-regulated-kinase (“ERK”) MAPK pathway. Blocking RAF and/or MEK activates FAK, a key mediator of drug resistance. FAKZYNJA (defactinib) is a FAK inhibitor and together, the avutometinib and defactinib combination is designed to provide a more complete blockade of the signaling that drives the growth and drug resistance of RAS/MAPK pathway-dependent tumors. Avutometinib, alone or in combination with defactinib, has received orphan drug designation for the treatment of all patients with LGSOC in the United States. Defactinib has received orphan drug designation in ovarian cancer in the United States, the European Union, and Australia. In addition, the FDA granted orphan drug designation to avutometinib, in combination with defactinib, for the treatment of pancreatic cancer.

In the fourth quarter of 2020, we commenced a registration-directed trial investigating avutometinib in combination with defactinib for the treatment of patients with recurrent LGSOC entitled RAMP 201 study. We use the term “RAMP” to refer to our RAF and MEK Program. The RAMP 201 study is an adaptive two-part multicenter, parallel cohort, randomized, open label trial evaluating the efficacy and safety of avutometinib alone and in combination with defactinib in patients with recurrent LGSOC. The primary analysis from both the FRAME trial and RAMP 201 trial are anticipated to be published in the first half of 2025.

In December 2023, we announced the initiation of a confirmatory Phase 3 trial to evaluate the combination of avutometinib and defactinib for the treatment of patients with recurrent LGSOC entitled RAMP 301. RAMP 301 is a randomized global confirmatory trial, which is evaluating the efficacy and safety of avutometinib and defactinib versus standard of care chemotherapy or hormonal therapy in patients with recurrent LGSOC with and without a KRAS mutation. RAMP 301 will serve as the confirmatory study required by the FDA for the combination of avutometinib and defactinib for the initial indication of recurrent KRAS mt LGSOC to potentially receive full approval and has the potential to support an expanded indication regardless of KRAS mutation status. RAMP 301 is a global study with enrollment open in the United States, Australia, Canada, Europe United Kingdom, and Korea. Enrollment is on track, and we are targeting full enrollment by the end of 2025.

On May 8, 2025, the FDA approved AVMAPKI FAKZYNJA CO-PACK in advance of its PDUFA date. We have submitted a letter to the National Comprehensive Cancer Network seeking inclusion of avutometinib plus defactinib combination therapy in its LGSOC treatment guidelines. We intend to initiate discussions with other global regulatory authorities, including those in Europe and Japan with the objective of ultimately seeking approval for the combination therapy in additional regions.

In October 2024, the Japanese Gynecologic Oncology Group dosed the first patient in a Phase 2 trial called RAMP 201J, evaluating the safety and efficacy of avutometinib in combination with defactinib in recurrent LGSOC in Japan. We expect to report initial data from RAMP 201J in the second half of 2025.

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (“Amgen”) to evaluate the combination of avutometinib with Amgen’s KRAS G12C inhibitor LUMAKRAS® (sotorasib) in a Phase 1/2 study entitled RAMP 203. The Phase 1/2 trial began evaluating the safety, tolerability and efficacy of avutometinib in combination with LUMAKRAS in patients with KRAS G12C non-small cell lung cancer (“NSCLC”) who have not been previously treated with a KRAS G12C inhibitor, as well as in patients who have progressed on a KRAS G12C inhibitor. The trial built upon initial preclinical data showing enhanced anti-tumor efficacy with the combination of LUMAKRAS (KRAS G12C inhibition) and avutometinib (RAF/MEK inhibition) relative to either agent alone. In January 2024, the FDA granted fast track designation for combination of avutometinib and LUMAKRAS for the treatment of patients with KRAS G12C-mutant metastatic NSCLC who have received at least one prior systemic therapy and have not been previously treated with a KRAS G12C inhibitor. The RAMP 203 study has progressed to the recommended Phase 2 dose of 4 mg avutometinib in combination with 960 mg of LUMAKRAS for the doublet of avutometinib and LUMAKRAS. Enrollment of patients without prior G12C treatment and patients who have experienced disease progression on a KRAS G12C inhibitor in the doublet dose expansion phase has been completed. Patients in both doublet cohorts continue to be followed for safety and efficacy.

Based on emerging data demonstrating improved tumor regressions in KRAS G12C-mutant NSCLC preclinical models when a FAK inhibitor is combined with a G12C inhibitor and avutometinib, defactinib was added to the RAMP 203 study in new triplet cohorts in 2024. In December 2024, we announced three patients whose cancer previously progressed on a G12C inhibitor have been treated with the triplet combination of sotorasib 960 mg administered daily on a continuous schedule and avutometinib 3.2 mg twice-weekly plus defactinib 200 mg twice-daily. Avutometinib and defactinib are administered on a three out of four weeks schedule. There were no dose limiting toxicities observed in the first triplet combination cohort. Planned dose level evaluation cohorts for the triplet combination completed enrollment in first quarter of 2025. We expect to present an interim update of both the doublet and triplet data at a medical meeting in the second half of 2025.

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

A dose level “0” has been added to the RAMP 205 study protocol that evaluates 3.2 mg of avutometinib twice a week, 200 mg of defactinib twice a day for three weeks out of every four weeks with 800 mg/m2 of gemcitabine and 100 mg/m2 of Nab-paclitaxel on a schedule of day 1, day 8, and day 15. All dose levels have been expanded to 12 patients each, including six additional patients recently enrolled to dose devel 1, where it was reported five out of six patients reported an objective response rate at the American Society of Clinical Oncology (“ASCO”) 2024 Annual Meeting. At dose level 1, of the six additional patients, five remain on therapy and continue to be monitored for response given the initial length of time to response. We completed enrollment in quarter 1 of 2025. Based on the initial safety and efficacy data from these cohorts, dose level 1 or 0 is anticipated to be chosen for expansion. Adverse events across all dose cohorts remained generally consistent with the previously announced safety and tolerability profile, and no new safety signals have emerged. We expect to announce data at the 2025 ASCO Annual Meeting and we expect to choose a recommended Phase 2 dose for trial expansion in first half of 2025.

Furthermore, avutometinib and defactinib are currently being investigated in combination with immunotherapeutic and other agents through investigator sponsored trials for the treatment of various solid tumors, including, but not limited to, colorectal cancer (“CRC”), gynecological cancer with MAPK pathway alterations, breast cancer, thyroid cancer and melanoma.

In August 2023, we entered into a collaboration and option agreement (the “GenFleet Agreement”) with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”) pursuant to which GenFleet granted us options to obtain exclusive development and commercialization rights worldwide outside of mainland China, Hong Kong, Macau, and Taiwan for up to three oncology programs targeting RAS pathway driven cancers (the “GenFleet Options”). Under the GenFleet Agreement, we can exercise our GenFleet Options on a program-by-program basis. The collaboration builds on the strengths of both companies in oncology small molecule drug development, enabling us to partner our clinical development and regulatory expertise with GenFleet’s accomplished discovery capabilities. This synergistic collaboration includes our experience and established network of collaborators, including scientific and clinical experts in RAS biology and RAS pathway-driven cancers and GenFleet’s accomplishments with its KRAS G12C inhibitor program. In December 2023, we announced the selection of an oral and selective KRAS G12D (ON/OFF) inhibitor entitled VS-7375 (known as GFH375 in China) with a potential best-in-class profile as the lead program from our collaboration with GenFleet. An investigational new drug (“IND”) application by GenFleet in China for VS-7375 was cleared in June 2024. In July 2024, GenFleet began dosing several patients in a Phase 1/2 trial in China that is evaluating VS-7375 in patients with KRAS G12D-mutated advanced solid tumors. The Phase 1/2 study is being conducted in approximately 20 hospitals in China. The Phase 1 study was used to determine the recommended Phase 2 dose, and the Phase 2 study will further evaluate the efficacy and safety of VS-7375 in patients with advanced solid tumors, such as pancreatic ductal adenocarcinoma, CRC, and NSCLC.

On January 14, 2025, we announced the early exercise of the GenFleet Option with respect to VS-7375. We filed an IND application in the United States for VS-7375 during the first quarter of 2025 and in April 2025 we announced the FDA clearance of the IND. We expect to initiate a Phase 1/2a trial in mid-2025 with plans for multiple expansion cohorts, including combinations, in advanced solid tumors, such as pancreatic cancer, CRC, and NSCLC. Verastem and GenFleet shared preclinical data at American Association for Cancer Research meeting in April 2025. GenFleet expects to share the initial clinical data from the Phase 1 study of VS-7375 in China at the 2025 ASCO Annual Meeting.

Our operations to date have been focused on organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA through our ownership period ending in September 2020 and in anticipation of the approval of AVMAPKI FAKZYNJA CO-PACK. We have financed our operations to date primarily through public and private offerings of our common stock, pre-funded warrants, and warrants, offerings of convertible notes, sales of common stock under our at-the-market equity offering program, our loan and security agreement executed with Hercules in March 2017, as amended, the Loan Agreement with Oxford, our Note Purchase Agreement, the upfront payments and milestone payments under our license and collaboration agreements with Sanofi, CSPC, and Yakult, the upfront payment and milestone payments received under the Secura APA, and sales of Series B Convertible Preferred Stock. Additionally, from our U.S. commercial launch of COPIKTRA on September 24, 2018, through our ownership period ending in September 2020, we financed a portion of our operations through product revenue.

As of March 31, 2025, we had an accumulated deficit of $1,007.6 million. Our net loss was $52.1 million, $33.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had cash, cash equivalents, and investments of $117.6 million. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the consolidated financial statements. We anticipate operating losses may continue for the foreseeable future and we continue to incur operating costs to execute our strategic plan, including costs related to research and development of our product candidates and commercial activities. As a result of the assessment in accordance with the applicable accounting standards, these conditions raise substantial doubt about our ability to continue as a going concern for 12 months after the date the condensed consolidated financial statements are issued.

We expect to finance our operations with our existing cash, cash equivalents and investments, through potential future milestones and royalties received pursuant to the Secura APA, through the Note Purchase Agreement, through future product revenues or through other strategic financing opportunities that could include, but are not limited to collaboration agreements, offerings of our equity, or the incurrence of debt. However, given the risks associated with these potential strategic or financing opportunities, they are not deemed probable for purposes of the going concern assessment. If we fail to obtain additional capital or generate sufficient revenue from our commercialization activities in the future, we may be unable to complete our planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024, related to revenue recognition, collaborative agreements, accrued and prepaid research and development expenses, and stock-based compensation. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2025 and 2024

	Three months ended March 31,
	(dollar amounts in thousands)
	2025	2024	Change	% Change
Operating expenses:
Research and development	29,152	17,707	11,445	65%
Selling, general and administrative	15,022	10,352	4,670	45%
Total operating expenses	44,174	28,059	16,115	57%
Loss from operations	(44,174)	(28,059)	(16,115)	57%
Other expense	(40)	(30)	(10)	33%
Interest income	960	1,367	(407)	(30)%
Interest expense	(192)	(1,130)	938	(83)%
Loss on debt extinguishment	(1,826)	—	(1,826)	100%
Change in fair value of preferred stock tranche liability	—	(6,011)	6,011	(100)%
Change in fair value of warrant liability	(2,416)	—	(2,416)	100%
Change in fair value of Notes	(4,415)	—	(4,415)	100%
Net loss	$(52,103)	$(33,863)	$(18,240)	54%

Research and development expense. Research and development expense for the three months ended March 31, 2025 (the “2025 Quarter”) was $29.1 million compared to $17.7 million for the three months ended March 31, 2024 (the “2024 Quarter”). The $11.4 million increase from the 2024 Quarter to the 2025 Quarter was primarily driven by the $6.0 million GenFleet Option payment with respect to VS-7375, an increase of $2.4 million in contract research organization (“CRO”) costs, an increase of $1.6 million in drug substance and drug product manufacturing costs, an increase of $0.8 million in personnel costs, including non-cash stock compensation, and an increase of $0.6 million in investigator fees.

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

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the 2025 Quarter and the 2024 Quarter.

	Three months ended March 31,
	2025	2024	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib - LGSOC	$8,153	$4,144	$4,009
Avutometinib + defactinib - NSCLC	1,225	2,602	(1,377)
Avutometinib + defactinib - pancreatic cancer	969	—	969
Avutometinib + defactinib - other indications	481	534	(53)
Avutometinib and defactinib manufacturing and non-clinical trial specific	3,127	4,083	(956)
GenFleet	7,581	194	7,387
COPIKTRA	—	2	(2)
Unallocated costs			—
Personnel costs, excluding stock-based compensation	4,478	3,820	658
Stock-based compensation expense	598	480	118
Other unallocated expenses	2,540	1,848	692
Total research and development expense	$29,152	$17,707	$11,445

The $4.0 million increase in avutometinib + defactinib – LGSOC is primarily driven by an increase in RAMP 301 trial costs as the trial continues to advance and enroll more patients. The $1.4 million decrease in avutometinib + defactinib – NSCLC is primarily driven by a decrease in RAMP 202 trial costs. The $1.0 million increase in avutometinib + defactinib – pancreatic cancer is primarily driven by fully utilizing the PanCAN Grant in the second quarter of 2024 and therefore there was no offsetting reduction in expense in the 2025 Quarter. The $7.4 million increase in GenFleet related expenses was primarily driven by the $6.0 million GenFleet Option payment with respect to VS-7375.

Selling, general and administrative expense. Selling, general and administrative expense for the 2025 Quarter was $15.0 million compared to $10.4 million for the 2024 Quarter. The increase of $4.6 million from the 2024 Quarter to the 2025 Quarter primarily resulted from the increase of $2.1 million of commercialization costs in anticipation of a launch of avutometinib and defactinib in KRAS mt LGSOC, an increase of $1.0 million in personnel costs including non-cash based stock compensation, $0.8 million in financing fees associated with the Note Purchase Agreement, an increase of $0.4 million consulting and professional fees, and an increase of $0.3 million in travel and other costs.

Other expense. Other expense for the 2025 Quarter and 2024 Quarter was less than $0.1 million. Other expense for the 2025 Quarter and 2024 Quarter was comprised of transaction losses due to changes in foreign currency exchange rates.

Interest income. Interest income for the 2025 Quarter was $1.0 million compared to $1.4 million for the 2024 Quarter. The decrease of $0.4 million from the 2024 Quarter to the 2025 Quarter in interest income was primarily due to the decrease in investment balances on short term investments and cash equivalents and a decrease in interest rates on securities during each respective quarter.

Interest expense. Interest expense for the 2025 Quarter was $0.2 million compare to $1.1 million for the 2024 Quarter. The decrease of $0.9 million from the 2024 Quarter was primarily driven by termination of the Loan Agreement with Oxford on January 13, 2025 and therefore there was less interest expense recorded in the 2025 Quarter. The Company has elected to record interest expense associated with the Notes within change in fair value of Notes on the condensed statements of operations and comprehensive loss.

Loss on debt extinguishment. The loss on debt extinguishment for the 2025 Quarter of $1.8 million represents the loss recognized on early extinguishment of our Loan Agreement. On January 13, 2025, we repaid in full all principal, accrued and unpaid interest, fees, and expenses under the Loan Agreement in an aggregate amount of $42.7 million (the Payoff Amount). The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Term Loans on January 13, 2025 by $1.8 million which was recorded as a loss on debt extinguishment. There was no loss on debt extinguishment in the 2024 Quarter.

Change in fair value of preferred stock tranche liability. The change in fair value of the preferred stock tranche liability was $0.0 million for the 2025 Quarter compared to $6.0 million expense for the 2024 Quarter. The change in fair value of preferred stock tranche liability was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Securities Purchase Agreement. The preferred stock tranche liability expired in July 2024 and therefore was not outstanding during the 2025 Quarter. The fair value of the preferred stock tranche liability increased from $4.2 million at the beginning of the 2024 Quarter to $10.2 million at the end of the 2024 Quarter resulting in $6.0 million expense in the 2024 Quarter.

Change in fair value of warrant liability. The change in fair value of the warrant liability of $2.4 million expense for the 2025 Quarter was comprised of the mark-to-market adjustment for the liability classified warrants issued as part of the July 2024 Offering. The liability classified warrants increased in value from December 31, 2024 to when 1,166,666 Warrants were exercised in March 2025 and March 31, 2025 primarily driven by an increase in our stock price. There was no warrant liability outstanding during the 2024 Quarter.

Change in fair value of Notes. We elected the fair value option for the Notes and therefore the changes in fair value, including interest, other than changes that are directly attributable to instrument specific credit risk are recorded as change in fair of Notes in the condensed statements of operations and comprehensive loss. The change in fair value for the 2025 Quarter of $4.4 million was primarily driven by interest on the Notes and a reduction in the risk-free rate during the 2025 Quarter. There were no Notes outstanding in the 2024 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public and private offerings of our common stock, pre-funded warrants, and warrants, offerings of convertible notes, sales of common stock under our at-the-market equity offering program, our loan and security agreement executed with Hercules in March 2017, as amended, the Loan Agreement with Oxford, our Note Purchase Agreement, the upfront payments and milestone payments under our license and collaboration agreements with Sanofi, CSPC, and Yakult, the upfront payment and milestone payments received under the Secura APA, and sales of Series B Convertible Preferred Stock. Additionally, from our U.S. commercial launch of COPIKTRA on September 24, 2018, through our ownership period ending in September 2020, we financed a portion of our operations through product revenue. As of September 30, 2020, we have sold our COPIKTRA license and no longer sell COPIKTRA in the United States. We expect to finance a portion of our business through future potential milestones and royalties received pursuant to the Secura APA.

As of March 31, 2025, we had $117.6 million of cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, U.S. government agency bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 20, 2025, and under “Risk Factors” in this Quarterly Report on Form 10-Q.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2025 Quarter and the 2024 Quarter (in thousands):

	Three months ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(38,676)	$(28,307)
Investing activities	—	30,979
Financing activities	67,427	846
Increase in cash, cash equivalents and restricted cash	$28,751	$3,518

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges and adjustments was $42.9 million and $26.8 million for the 2025 Quarter and the 2024 Quarter, respectively. Non-cash charges and adjustments for the 2025 Quarter were primarily related to non-cash changes in fair value of the Notes, the change in fair value of warrant liability, loss on debt extinguishment and stock-based compensation expense. Non-cash charges and adjustments for the 2024 Quarter were primarily related to change in fair value of preferred stock tranche liability and stock-based compensation expense. Our cash inflow from operating activities due to changes in operating assets and liabilities was $4.3 million for the 2025 Quarter. Our cash outflow from operating activities due to changes in operating assets and liabilities was $1.5 million for the 2024 Quarter. Cash inflow due to changes in operating assets and liabilities for the 2025 Quarter was primarily driven by an increase of $3.2 million in accounts payables and an increase of $2.7 million in accrued expense and other liabilities, partially offset by an increase of $1.6 million in prepaid expenses, other current assets and other assets. Cash outflow due to changes in operating assets and liabilities for the 2024 Quarter was primarily driven by an increase of $0.6 million of prepaid expenses, other current assets and other assets, a decrease of $0.5 million of accrued expenses and other liabilities, a decrease of $0.3 million of deferred liabilities, and an increase of $0.2 million of grant receivable, partially offset by an increase of $0.2 million in accounts payable The increases in both periods in prepaid expenses, other current assets, and other asserts is exclusive of cash received from PanCAN and used on the RAMP 205 study. Cash used in operating activities was $38.7 million and $28.3 million for the 2025 Quarter and the 2024 Quarter, respectively.

Investing activities. There were no cash inflows or outflows related to investing activities during the 2025 Quarter. The cash provided by investing activities for the 2024 Quarter relates to maturities of investments of $31.0 million, partially offset by a purchase of property and equipment of less than $0.1 million.

Financing activities. The cash provided by financing activities for the 2025 Quarter represents 75.0 million of proceeds received pursuant to the Note Purchase Agreement, $22.7 million of proceeds received under the August 2021 ATM, $7.4 million of proceeds received pursuant to the Stock Purchase Agreement, $4.1 million of proceeds from the exercise of Warrants, $1.2 million of proceeds received from insurance premium financing, and less than $0.1 million of proceeds received related to our employee stock purchase plan, partially offset by the $42.6 million repayment of our Loan Agreement, and $0.4 million of payments for insurance premium financing. The cash provided by financing activities for the 2024 Quarter represents $1.3 million of proceeds received from insurance premium financing and $0.1 million of proceeds received related to exercise of stock options and our employee stock purchase plan, partially offset by $0.4 million of payments on insurance premium financing and $0.2 million of fees paid to the Lenders to amend our Loan Agreement. Refer to Note 7. Debt to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the Note Purchase Agreement and Loan Agreement; Note 12. Capital Stock to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the August 2021 ATM, the Stock Purchase Agreement, and the Warrants; Note 9. Notes Payable to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the finance agreement with First Insurance related to insurance premium financing and the monthly payments of principal and interest related thereto.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2024. Except as previously disclosed in the Company’s subsequent filings with the SEC, including this Quarterly Report on Form 10-Q, there have not been any material changes from the contractual obligations and commitments previously disclosed in such report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $117.6 million as of March 31, 2025, consisting of cash and U.S. Government money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2025, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of March 31, 2025, we have borrowed $75.0 million under the Note Purchase Agreement. The Notes under the Note Purchase Agreement bear interest at a floating rate equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, which is subject to an overall floor and cap. Changes in interest rates can cause interest charges to fluctuate under the Note Purchase Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three months ended March 31, 2025 due to the overall interest rate floor and cap.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 20, 2025 and as set forth below.

Due to the recent change in presidential administration, we face uncertainty regarding potential regulatory developments that may adversely affect our business.

We face uncertainty regarding the potential for changes in the regulatory environment following the change in presidential administration in January 2025. While many of the new administration’s policies appear to be focused on deregulation, the new administration and federal government could adopt legislation, regulation, or policy that adversely affects our business or creates a more challenging and costly environment to pursue the development and commercialization of our current or future product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory, or policy changes regarding the standards for approving drugs that we may be unable to satisfy or regarding the marketing of approved drugs that may limit or prohibit the advertising and promotion of our current or future product candidates, if approved.

The new administration has also undertaken significant efforts to reduce the size and spending of the federal government, including at the FDA. A significant reduction in or potential reorganization of the FDA’s workforce or the FDA’s budget, or other disruptions at the FDA, could materially impact the FDA’s ability to engage in a variety of activities that may affect our business, including routine regulatory and oversight activities. Any reduction in or potential reorganization of the FDA’s workforce could lead to disruptions and delays in FDA’s review and oversight of our product candidates and impact the FDA’s ability to provide timely feedback on our development programs. Additionally, reductions in or potential reorganizations of workforce, particularly in the review or inspection divisions, could extend review timelines, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. Any of these actions may delay or limit our ability to obtain FDA approval and commercialize our product candidates.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

With the approval of AVMAPKI FAKZYNJA CO-PACK, we now participate in the Medicaid Drug Rebate Program and a number of other federal and state government pricing programs in the U.S. in order to obtain coverage for the product by certain government healthcare programs. These programs generally require us to pay rebates or provide discounts to certain private purchasers or government payors in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance will be time-consuming, and could have a material adverse effect on our results of operations.

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

4.1		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 25, 2025)
4.2

Stock Purchase Agreement, dated as of January 13, 2025, among Verastem, Inc. and the investors party thereto. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 13, 2025).

4.3

Registration Rights Agreement, dated April 25, 2025, by and among Verastem, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 25, 2025)

10.1

Note Purchase Agreement, dated as of January 13 2025, by and among Verastem, Inc., RGCM SA LLC, Oberland Capital Management LLC and certain funds managed by Oberland Capital Management LLC. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registration with the Securities and Exchange Commission on January 13, 2025).

10.2#

Employment Agreement dated January 14, 2025 by and between Verastem, Inc. and Matthew Ros. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 21, 2025)

10.3†

Securities Purchase Agreement, dated April 25, 2025, by and among Verastem, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 25, 2025)

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

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on May 13, 2025 (furnished herewith).

101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Current Report on form 10-Q, formatted in Inline XBRL

*	Filed or furnished herewith.
†

Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

#	Management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERASTEM, INC.
Date: May 13, 2025	By:	/s/ DANIEL W. PATERSON

Daniel W. Paterson
President and Chief Executive Officer
(Principal executive officer)

Date: May 13, 2025	By:	/s/ DANIEL CALKINS

Daniel Calkins
Chief Financial Officer
(Principal financial and accounting officer)