Form 10-Q
period 2025-06-30
Verastem, Inc.
filed 2025-08-07
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
OR
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

As of August 7, 2025 there were 61,545,270 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “believe,” “estimate,” “forecast,” “goal,” “potentially,” “project,” and other words of similar meaning All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our strategy, future operations, future financial position, including our ability to continue as a going concern through one year from the date of the financial statements for the quarter ended June 30, 2025, future revenues, projected costs, prospects, plans and objectives of management. Such statements relate to, among other things, the commercial success of our marketed product AVMAPKI™ FAKZYNJA™ CO-PACK (avutometinib capsules; defactinib tablets), the development and activity of our programs and product candidates, avutometinib (rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) program), defactinib (focal adhesion kinase (“FAK”) program), and VS-7375 (a selective oral KRAS G12D dual ON/OFF inhibitor), the structure and potential clinical value of our completed, planned and pending clinical trials, including the RAMP 201, RAMP 201J, RAMP 203, RAMP 205, RAMP 301 and VS-7375 trials; the timing of commencing and completing trials, including topline data reports, our interactions with regulators; the timeline and indications for clinical development, regulatory submissions and the potential for and timing of commercialization of our product candidates; the potential for additional development programs involving the Company’s lead compound and the potential market opportunities thereof; the expected outcome and benefits of our collaboration with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”) and the estimated addressable markets for, and anticipated market opportunities of our drug candidates.

Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statement. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the success in the development and potential commercialization of our product candidates, including avutometinib in combination with other compounds, including defactinib, LUMAKRAS® and others; and VS-7375; the uncertainties inherent in research and development, such as negative or unexpected results of clinical trials; the occurrence or timing of applications for our product candidates that may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve applications that may be filed for our product candidates and, if approved, whether our product candidates will be commercially successful in such jurisdictions; the impact of current and future healthcare reforms, including those affecting the delivery of or payment for healthcare products and services; our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding trial design, labeling and other matters that could affect the timing, availability or commercial potential of our product candidates; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; actions or advice of regulatory agencies to maintain regulatory approval of AVMAPKI FAKZYNJA CO-PACK; that the market opportunities of AVMAPKI FAKZYNJA CO-PACK are based on internal and third-party estimates which may prove to be incorrect; that third- party payors (including government agencies) may not reimburse; uncertainties related to the recent change in the U.S. presidential administration, including regulatory and policy changes that may adversely affect our business; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; risks associated with preliminary and interim data, which may not be representative of more mature data, including with respect to interim duration of therapy data; that our marketed products and product candidates may cause adverse safety events and/or unexpected concerns may arise from additional data or analysis, or result in unmanageable safety profiles as compared to their levels of efficacy; that we may be unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so; that we may not be able to confirm the results from the RAMP 201 study or expand the approved indication for AVMAPKI FAKZYNJA CO-PACK; that our product candidates may experience manufacturing or supply interruptions or failures; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on may fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for our product candidates; that we may be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates may take longer or cost more than planned, including as a result of conducting additional studies or our decisions regarding execution of such commercialization; that we may not have sufficient cash to fund our contemplated operations, including certain of our product development programs; that we may not attract and retain high quality personnel; that we or Chugai Pharmaceutical, Co. Ltd. (“Chugai”) may fail to fully perform under the avutometinib license agreement; that we or Secura Bio, Inc. (“Secura”) may fail to fully perform under the asset purchase agreement with Secura, including in relation to milestone payments; that we may not see a return on investment on the payments we have and may continue to make pursuant to the collaboration and option agreement with GenFleet or that GenFleet may fail to fully perform under the agreement; that we may not be able to establish new or expand on existing collaborations or partnerships, including with respect to in-licensing of our product candidates, on favorable terms, or at all; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we may not pursue or submit regulatory filings for our product candidates; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified under the heading “Risk Factors” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$164,322	$88,818
Accounts receivable, net	2,076	—
Inventory	1,168	—
Grant receivable	200	200
Prepaid expenses and other current assets	6,507	5,943
Total current assets	174,273	94,961
Property and equipment, net	21	32
Right-of-use asset, net	963	1,405
Restricted cash	—	241
Intangible assets, net	15,636	—
Other assets	5,371	4,899
Total assets	$196,264	$101,538
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$8,047	$4,026
Accrued expenses, short-term	38,136	25,952
Note payable	467	—
Vendor financing arrangement, short-term	2,667	—
Lease liability, short-term	1,044	995
Total current liabilities	50,361	30,973
Non-current liabilities:
Long-term debt	74,274	40,724
Vendor financing arrangement, long-term	6,263	—
Lease liability, long-term	—	535
Accrued expenses, long-term	7,553	—
Warrant liability	21,757	58,199
Total liabilities	160,208	130,431
Convertible preferred stock:
Series B Convertible Preferred Stock, $0.0001 par value; 944 shares designated at June 30, 2025 and December 31, 2024, respectively; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized:
Series A Convertible Preferred Stock, $0.0001 par value; 0 shares and 1,000 shares designated at June 30, 2025 and December 31, 2024, respectively, 0 shares and 1,000 shares issued and outstanding at June 30, 2025 and at December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 61,523 and 44,784 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	6	4
Additional paid-in capital	1,064,324	926,630
Accumulated other comprehensive income	5,290	—
Accumulated deficit	(1,033,564)	(955,527)
Total stockholders’ (deficit) equity	36,056	(28,893)
Total liabilities, convertible preferred stock and stockholders’ equity	$196,264	$101,538

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$2,137	$—	$2,137	$—
Sale of COPIKTRA license and related assets	—	10,000	—	10,000
Total revenue	2,137	10,000	2,137	10,000
Operating expenses:
Cost of sales - product	318	—	318	—
Cost of sales - intangible amortization	128	—	128	—
Research and development	24,786	18,062	53,938	35,769
Selling, general and administrative	20,669	10,215	35,692	20,567
Total operating expenses	45,901	28,277	90,076	56,336
Loss from operations	(43,764)	(18,277)	(87,939)	(46,336)
Other expense	(110)	(24)	(149)	(54)
Interest income	822	983	1,782	2,350
Interest expense	(212)	(1,138)	(404)	(2,268)
Loss on debt extinguishment	—	—	(1,826)	—
Change in fair value of preferred stock tranche liability	—	10,200	—	4,189
Change in fair value of warrant liability	20,320	—	17,904	—
Change in fair value of Notes	(2,990)	—	(7,405)	—
Net loss	$(25,934)	$(8,256)	$(78,037)	$(42,119)
Net loss per share—basic	$(0.39)	$(0.31)	$(1.30)	$(1.57)
Net loss per share—diluted	(0.62)	$(0.31)	$(1.41)	$(1.57)
Weighted average common shares outstanding used in computing net loss per share:
Net loss per share—basic	66,143	26,861	60,191	26,846
Net loss per share—diluted	74,037	26,861	68,182	26,846

Net loss	$(25,934)	$(8,256)	$(78,037)	$(42,119)
Unrealized gain (loss) on available-for-sale securities	—	4	—	(13)
Change in fair value of Notes attributable to instrument specific credit risk	1,349	—	(5,290)	—
Comprehensive loss	$(24,585)	$(8,252)	$(83,327)	$(42,132)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

(in thousands, except share data)

						Accumulated
					Additional	other		Total
	Series A Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2024	1,000,000	$—	44,784,350	$4	$926,630	$—	$(955,527)	$(28,893)
Net loss	—	—	—	—	—	—	(52,103)	(52,103)
Issuance of common stock resulting from vesting of restricted stock units	—	—	114,010	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,788	—	—	1,788
Change in fair value of Notes attributable to instrument specific credit risk	—	—	—	—	—	6,639	—	6,639
Issuance of common stock resulting from at-the-market transactions	—	—	4,000,000	1	22,735	—	—	22,736
Issuance of common stock, net of issuance costs of $74K	—	—	1,416,939	—	7,426	—	—	7,426
Issuance of common stock upon exercise of warrants	—	—	1,166,666	—	9,952	—	—	9,952
Issuance of stock under Employee Stock Purchase Plan	—	—	8,033	—	22	—	—	22
Balance at March 31, 2025	1,000,000	$—	51,489,998	$5	$968,553	$6,639	$(1,007,630)	$(32,433)
Net loss	—	—	—	—	—	—	(25,934)	(25,934)
Issuance of common stock resulting from vesting of restricted stock units	—	—	483,644	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,413	—	—	3,413
Change in fair value of Notes attributable to instrument specific credit risk	—	—	—	—	—	(1,349)	—	(1,349)
Issuance of common stock upon exercise of warrants	—	—	2,787,499	—	22,426	—	—	22,426
Issuance of common stock upon exercise of pre-funded warrants	—	—	2,499,665	—	—	—	—	—
Issuance of common stock upon conversion of Series A Preferred Stock	(1,000,000)	—	833,332	—	—	—	—	—
Issuance of common stock, and pre-funded warrants, net of issuance cost of $5,072	—	—	3,429,287	1	69,932	—	—	69,933
Balance at June 30, 2025	—	$—	61,523,425	$6	$1,064,324	$5,290	$(1,033,564)	$36,056

								Accumulated
							Additional	other		Total
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2023	1,200,000	$21,159	1,000,000	$—	25,281,150	$3	$882,248	$13	$(824,890)	$57,374
Net loss	—	—	—	—	—	—	—	—	(33,863)	(33,863)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(17)	—	(17)
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	14,444	—	—	—	—	—
Issuance of common stock resulting from exercise of stock options	—	—	—	—	4,600		36			36
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	7,475	—	49	—	—	49
Stock-based compensation expense	—	—	—	—	—	—	1,483	—	—	1,483
Balance at March 31, 2024	1,200,000	$21,159	1,000,000	$—	25,307,669	$3	$883,816	$(4)	$(858,753)	$25,062
Net loss	—	—	—	—	—	—	—	—	(8,256)	(8,256)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	4	—	4
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	12,986	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,905	—	—	1,905
Issuance of common stock, and pre-funded warrants, net of issuance cost of $6,351	—	—	—	—	1,555,579	—	136	—	—	136
Balance at June 30, 2024	1,200,000	21,159	1,000,000	—	26,876,234	$3	$885,857	$—	$(867,009)	$18,851

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2025	2024
Operating activities
Net loss	$(78,037)	$(42,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	12
Amortization of acquired intangible assets	128	—
Non-cash operating lease cost	(44)	(94)
Stock-based compensation expense	5,201	3,388
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	29	(413)
Change in fair value of preferred stock tranche liability	—	(4,189)
Change in fair value of warrant liability	(17,904)	—
Non-cash change in fair value of Notes	4,565	—
Loss on debt extinguishment	1,826	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,076)	(10,000)
Grant receivable	—	(825)
Inventory	(1,168)	—
Prepaid expenses, other current assets and other assets	(795)	(78)
Accounts payable	4,021	(506)
Accrued expenses and other liabilities	6,641	(726)
Deferred liabilities	—	(327)
Accrued expenses, long term	6,264	—
Net cash used in operating activities	(71,339)	(55,877)
Investing activities
Purchases of property and equipment	—	(28)
Maturities of investments	—	60,000
Net cash provided by investing activities	—	59,972
Financing activities
Proceeds from long-term debt	75,000	—
Repayment of long-term debt	(42,580)	—
Fees paid to Lenders for Loan Agreement amendment	—	(150)
Proceeds from insurance premium financing	1,180	1,298
Payments on insurance premium financing	(714)	(772)
Payments on deferred issuance costs	—	(156)
Proceeds from the exercise of stock options and employee stock purchase program	22	221
Proceeds from exercise of warrants	13,840	—
Proceeds from the issuance of common stock and pre-funded warrants, net	100,095	—
Net cash provided by financing activities	146,843	441
Increase in cash, cash equivalents and restricted cash	75,504	4,536
Cash, cash equivalents and restricted cash at beginning of period	89,059	79,076
Cash, cash equivalents and restricted cash at end of period	$164,563	$83,612
Supplemental disclosure of non-cash investing and financing activities
Issuance costs included in accounts payable and accrued expenses	—	263
Conversion of warrant liability to additional paid-in capital upon warrant exercise	18,538	—

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

As of June 30, 2025, the Company had cash, cash equivalents, and investments of $164.3 million. In accordance with applicable accounting standards, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of the issuance of these condensed consolidated financial statements. The Company anticipates operating losses may continue for the foreseeable future and the Company continues to incur operating costs to execute its strategic plan, including costs related to research and development of its product candidates and commercial activities. As a result of the assessment in accordance with the applicable accounting standards, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for 12 months after the date the condensed consolidated financial statements are issued.

The Company expects to finance its operations with its existing cash, cash equivalents and investments, through future net product revenues, through potential future milestones and royalties received pursuant to the Company’s Asset Purchase Agreement (“Secura APA”) with Secura, pursuant to the Company’s Note Purchase Agreement (as defined herein) (see Note 10. Debt), or through other strategic financing opportunities that could include, but are not limited to collaboration agreements, offerings of its equity, or the incurrence of debt. However, given the risks associated with these potential strategic or financing opportunities, they are not deemed probable for purposes of the going concern assessment. If the Company fails to obtain additional capital or generate sufficient revenue from its commercialization activities in the future, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the six months ended June 30, 2025, there were no material changes to the significant accounting policies, except for significant accounting policies over product revenue, net, accounts receivable, net, inventory and intangible assets, each of which is detailed below.

Product Revenue, Net – The Company sells AVMAPKI FAKZYNJA CO-PACK to a limited number of specialty pharmacies in the United States. For the three months ended June 30, 2025, the Company’s product revenue, net comprised solely of sales to specialty pharmacies. The specialty pharmacy customers dispense AVMAPKI FAKZYNJA CO-PACK directly to patients. In addition to distribution agreements with customers, the Company also enters into arrangements with (1) certain government agencies and various private organizations (“Third-Party Payers”), which may provide for chargebacks or discounts with respect to the purchase of AVMAPKI FAKZYNJA CO-PACK, and (2) Medicare and Medicaid, which may provide for certain rebates with respect to the purchase of AVMAPKI FAKZYNJA CO-PACK.

The Company recognizes revenue on sales of AVMAPKI FAKZYNJA CO-PACK when a customer obtains control of the product, which occurs at a specific point in time (typically upon delivery). Product revenues are recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration include trade discounts and allowances, Third-Party Payer chargebacks and discounts, government rebates, product returns, other patient focused allowances, such as voluntary co-pay assistance, benefits verification, and other patient support programs that are offered within contracts between the Company and customers, payors, and other indirect customers relating to the Company’s sale of AVMAPKI FAKZYNJA CO-PACK. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable or a current liability. These estimates take into consideration a range of possible outcomes based upon relevant factors such as, customer contract terms, information received from third parties regarding the anticipated payor mix for AVMAPKI FAKZYNJA CO-PACK, known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled with respect to sales made.

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. The Company’s analyses contemplate the application of the constraint in accordance with Accounting Standard Codification (“ASC”), Revenue from Contracts with Customers (“ASC 606”). For the six months ended June 30, 2025, the Company determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: The Company generally provides customers with invoice discounts on sales of AVMAPKI FAKZYNJA CO-PACK for prompt payment and other discounts, which are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.

Third-Party Payer Chargebacks, Discounts and Fees: The Company executes contracts with Third-Party End Users which allow for eligible purchases of AVMAPKI FAKZYNJA CO-PACK at prices lower than the wholesale acquisition cost. In some cases, customers will charge the Company for the difference between what they pay for AVMAPKI FAKZYNJA CO-PACK and the ultimate selling price to the Third-Party End Users to whom they sell the product. Reserves will generally be established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts will generally be determined at the time of resale to the qualified Third-Party End User by customers, and the Company generally will issue credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. The reserves for chargebacks are expected to consist of credits that the Company expects to issue for units that remain in customer inventories at the end of each reporting period that the Company expects will be sold to Third-Party End Users, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. The Company estimated that there were no Third-Party End User chargebacks for the three months ended June 30, 2025.

Government Rebates: The Company is subject to discount and rebate payment obligations under various government programs including Federal and state Medicaid programs, Medicare, and others. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses on the condensed consolidated balance sheets. The Company’s liability for these rebates consist of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in customer inventories at the end of each reporting period.

Other Patient Support Initiatives: Other patient support initiatives that the Company offers include voluntary co-pay assistance programs, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses on the condensed consolidated balance sheets.

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

The Company’s return policy generally allows for eligible returns of AVMAPKI FAKZYNJA CO-PACK for credit under the following circumstances:

●	Receipt of damaged product;
●	Shipment errors that were a result of an error by the Company;
●	Expired product that is returned during the period beginning three months prior to the product’s expiration and ending six months after the expiration date;

●	Quantities of product received by a customer in excess of quantity ordered;
●	Product subject to a recall; and
●	Product that the Company, at its sole discretion, has specified can be returned for credit.

As of June 30, 2025, the Company has not received any returns.

Accounts Receivable, Net

Accounts receivable, net consists of amounts due from customers, net of applicable revenue reserves. Accounts receivable have standard payments that generally require payment within 30 to 90 days. Management determines the allowance for credit loss by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Based on our latest assessment of the collectability of the Company’s accounts receivable, an allowance for credit loss is not deemed necessary at June 30, 2025.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value. We determine the cost of inventories using the standard cost method, which approximates actual cost based on a first-in, first out basis. Inventories consist primarily of third-party manufacturing costs. The Company began capitalizing inventory upon receiving FDA approval for AVMAPKI FAKZYNJA CO-PACK on May 8, 2025. Prior to the FDA approval of AVMAPKI FAKZYNJA CO-PACK, expenses associated with the manufacturing of the Company's products were recorded as research and development expense.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of sales – product within the condensed consolidated statements of operations and net loss. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of sales - product in the condensed consolidated statements of operations and comprehensive loss.

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

The Company assesses its finite-lived intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an impairment assessment, include the receipt of additional clinical or nonclinical data regarding the Company’s drug products or a potentially competitive drug candidate, significant changes in the manner of our use of the acquired assets, or new information regarding future projected sales for the product. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each finite-lived intangible asset to its carrying value on the condensed consolidated balance sheets. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the finite-lived intangible asset and recognize an impairment loss if the carrying value of the finite-lived intangible asset exceeds its fair value.

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

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of June 30, 2025, the Company’s cash, cash equivalents and investments were deposited at five financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of June 30, 2025 there were two customers that cumulatively made 100% of the Company’s trade accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any trade accounts receivable balances are assured.

For each of the three and six months ended June 30, 2025, there were two customers who each individually accounted for greater than 10% of the Company’s total revenues. These two customers accounted for revenues of $0.9 million and $1.2 million, respectively, for the three and six months ended June 30, 2025.

Proceeds from Grants

In May 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is supporting a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 trial is evaluating whether combining avutometinib (to target KRAS mutant, which is found in more than 90% of pancreatic adenocarcinomas), and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with such pancreatic cancers. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the Company recognizes as expenses the related costs for which the grants are intended to compensate. Eligible expenses incurred in excess of grant payments received up to the total amount of the PanCAN Grant are recorded as a grant receivable. Through June 30, 2025, the Company has received $4.1 million of cash proceeds which was initially recorded as deferred liabilities on the balance sheet. The Company recorded $0.0 million and $2.0 million of the proceeds as a reduction of research and development expense during the six months ended June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025, and December 31, 2024, the company recorded a grant receivable of $0.2 million related to the PanCAN Grant in the condensed consolidated and consolidated balance sheets.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$164,322	$88,818
Restricted cash	241	241
Total cash, cash equivalents and restricted cash	$164,563	$89,059

Amounts included in restricted cash as of June 30, 2025 and December 31, 2024 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. The letters of credit are included in current restricted cash on the condensed consolidated balance sheets as of June 30, 2025, and in non-current restricted cash as of December 31, 2024.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2025
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$78,921	$78,921	$—	$—
Total financial assets	$78,921	$78,921	$—	$—
Warrant liability	$21,757	$—	$—	$21,757
Notes	$74,274	$—	$—	$74,274
Total financial liabilities	$96,031	$—	$—	$96,031

	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$63,304	$63,304	$—	$—
Total financial assets	$63,304	$63,304	$—	$—
Warrant liability	$58,199	$—	$—	$58,199
Total financial liabilities	$58,199	$—	$—	$58,199

The Company’s cash equivalents consist of U.S. Government money market funds. The cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2025, or December 31, 2024.

Warrant Liability

A warrant liability was recorded as a result the July 2024 Offering (as defined herein) (see Note 15. Capital Stock). The fair value measurement of the warrant liability is classified as Level 3 under the fair value hierarchy. The fair value of the warrant liability at inception and June 30, 2025, was determined using the Black-Scholes valuation model. The inputs to the Black-Scholes valuation model include the risk-free rate, stock price volatility, expected dividends and remaining term. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

Below are the inputs used to value the warrant liability at December 31, 2024 and June 30, 2025:

	December 31, 2024	June 30, 2025
Risk-free interest rate	4.17%	4.24%
Volatility	137%	102%
Dividend yield	—	—
Remaining term (years)	1.1	0.6

The following table represents a reconciliation of the warrant liability (in thousands):

December 31, 2024	$58,199
Fair value of warrants exercised	(14,896)
Fair value adjustment	(21,546)
June 30, 2025	$21,757

Note Purchase Agreement

The fair value of the Notes pursuant to the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal, Repayment Amount, and Revenue Participation Payments (each as defined in the Note Purchase Agreement) (see Note 10. Debt). The fair value measurement is based on significant Level 3 unobservable inputs such as the probability and timing of Revenue Participation Payments, Repayment Amount, and the discount rate. The Company determined the fair value of the Notes utilizing a discounted cash flow model of estimated future payments including interest, principal, Repayment Amount and Revenue Participation Payments utilizing a discount rate calculated as the term matched risk-free rate plus credit spread. At January 13, 2025, the Company utilized a discount rate between 11.9%-12.4% and at June 30, 2025, the Company utilized a discount rate between 12.8%-13.5%. The fair value of the Notes at June 30, 2025 was determined to be $74.3 million which differed from the contractual principal amount of $75.0 million by $0.7 million. Significant increases or decreases in any of these inputs in isolation could result in a significantly lower or higher fair value measurement.

Oxford Loan Agreement

The fair value of the Company’s Term Loans (as defined herein) (see Note 10. Debt) pursuant to the Loan Agreement (as defined herein) (see Note 10. Debt) was determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the condensed consolidated balance sheet dates. The Company estimates that the fair value of its Term Loans was approximately $41.1 million at December 31, 2024 which differed from its carrying value of approximately $40.7 million. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$164,563	$—	$—	$164,563
Total cash, cash equivalents & restricted cash	$164,563	$—	$—	$164,563

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$89,059	$—	$—	$89,059
Total cash, cash equivalents & restricted cash	$89,059	$—	$—	$89,059

There were no realized gains or losses on investments for the three or six months ended June 30, 2025 or June 30, 2024. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's investments. There was no accrued interest receivable on June 30, 2025, or December 31, 2024. There were no securities in an unrealized loss position as of June 30, 2025, or December 31, 2024.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Short-term:
Accrued clinical trial expenses	$12,058	$10,915
Accrued contract manufacturing expenses	5,919	3,748
Accrued other research and development expenses	1,776	1,359
Accrued compensation and related benefits	5,782	6,245
Accrued professional fees	1,087	620
Accrued consulting fees	1,331	1,613
Accrued interest	—	316
Accrued commercialization costs	1,421	803
Accrued milestone payments & royalties	8,579	—
Accrued other	183	333
Total accrued expenses, short-term	38,136	25,952
Long-term:
Accrued milestone payments	7,553	—
Total accrued expenses, long-term	7,553	—
Total	$45,689	$25,952

7. Product revenue reserves and allowances

Since 2025, the Company’s sole source of product revenue has been from sales of AVMAPKI FAKZYNJA CO-PACK in the United States. The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2025 (in thousands):

	Trade	Payer	Government
	discounts	chargebacks,	rebates and
	and	discounts	other
	allowances	and fees	incentives	Returns	Total
Balance at December 31, 2024	$—	$—	$—	$—	$—
Provision related to sales in the current year	29	—	338	26	393
Adjustments related to prior period sales	—	—	—	—	—
Credits and payments made	—	—	—	—	—
Ending balance at June 30, 2025	$29	$—	$338	$26	$393

Trade discounts and Payer chargebacks and discounts are recorded as a reduction to accounts receivable, net on the condensed consolidated balance sheets. Trade allowances and Payer fees, government rebates, other incentives and returns are recorded as a component of accrued expenses on the condensed consolidated balance sheets.

8. Inventory

Inventory consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$—	$—
Work in process	1,141	—
Finished goods	27	—
Total inventory	$1,168	$—

At June 30, 2025, all of our inventory was related to AVMAPKI and FAKZYNJA. In May 2025, the FDA approved AVMAPKI FAKZYNJA CO-PACK, at which time the Company began to capitalize costs to manufacture AVMAPKI FAKZYNJA CO-PACK. Prior to FDA approval of AVMAPKI FAKZYNJA CO-PACK, all costs related to the manufacturing of AVMAPKI and FAKZYNJA and related material were charged to research and development expense in the period incurred. At June 30, 2025, we determined that a reserve related to inventory was not required.

9. Intangible Assets

The Company’s intangible assets consist of the following (in thousands):

	June 30, 2025	Weighted-Average Remaining Amortization Period (Years)
Acquired and in-licensed rights	$15,764	15.2 years
Less: accumulated amortization	(128)
Total intangible assets, net	$15,636

The Company's finite-lived intangible assets are the result of milestone payments due under the Pfizer Agreement (defined herein) and the License Agreement (defined herein). Refer to Note 18. License, collaboration and commercial agreements for further discussion of the Pfizer Agreement and License Agreement.

The Company recorded approximately $0.1 million in cost of sales – intangible amortization expense related to finite-lived intangible assets during the three and six months ended June 30, 2025, using straight-line methodology. Estimated future cost of sales- intangible amortization expense for finite-lived intangible assets as of June 30, 2025 is as follows (in thousands):

Year ending December 31,	Amount
2025 (remaining six months)	515
2026	1,028
2027	1,028
2028	1,028
2029	1,028
Thereafter	11,009
Total future amortization	$15,636

10. Debt

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

The outstanding principal amount of the Notes bear interest at a rate per annum equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, subject to adjustment in certain circumstances set forth in the Note Purchase Agreement and an overall cap of 9.75%, payable quarterly in arrears until the seventh anniversary of the Closing Date or the date on which all amounts owing to the Purchasers under the Note Purchase Agreement have been paid in full (the “Maturity Date”). For the first eight (8) quarters following the Closing Date, at the Company’s option, up to 50% of the interest due may be paid-in-kind and added to the then-outstanding principal balance of the Notes. Through June 30, 2025, the Company has not elected to defer any interest through its paid-in-kind option. Upon the occurrence and during the continuance of an Event of Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement, the then-applicable interest rate on all outstanding obligations may be increased by an additional 5.00%.

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

The Company assessed the terms and features of the Note Purchase Agreement and determined that the Company is eligible to elect the fair value option under ASC 825, Financial Instruments. The Note Purchase Agreement contains various embedded features and the election of the fair value option allows the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issuance date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Note Purchase Agreement, which include accrued interest, if any, are recorded as a component of change in fair value of Notes in the condensed consolidated statements of operations. The Company has not elected to present interest expense separately from changes in fair value and therefore will not separately present interest expense associated with the Note Purchase Agreement. Changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss within the condensed statements of equity (deficit). The portion of total changes in fair value of Notes attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive loss. Under the fair value option, debt issuance costs are expensed as incurred. The Company incurred $0.8 million of debt issuance costs, of which $0.0 million and $0.7 million were recorded within selling, general and administrative expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively.

The Company determined the fair value of the Notes on January 13, 2025 was $75.0 million. The following table reconciles the change in fair value of the Notes during the six months ended June 30, 2025 (in thousands):

Beginning fair value balance at January 13, 2025	$75,000
Change in fair value reported in statements of operations	7,405
Change in fair value reported in comprehensive loss	(5,290)
Interest and revenue participation payments	(2,841)
Ending fair value at June 30, 2025	$74,274

As of June 30, 2025, future principal payments under the Note Purchase Agreement are due as follows (in thousands):

2025	—
2026	—
2027	—
2028	—
2029	—
2030	—
2031	37,500
2032	37,500
Total principal payments	$75,000

Loan Agreement

On March 25, 2022 (the “Loan Agreement Closing Date”), the Company entered into a loan and security agreement (the “Original Loan Agreement”) with Oxford Finance, LLC (“Oxford”), as collateral agent and a lender, and Oxford Finance Credit Fund III LP, as a lender (“OFCF III” and together with Oxford, the “Lenders”), pursuant to which the Lenders agreed to lend the Company up to an aggregate principal amount of $150.0 million in a series of term loans (the “Term Loans”). On January 4, 2024, the Company amended the Original Loan Agreement (as amended, the “Loan Agreement”) to extend the date by which it may draw down the Term C Loan from March 31, 2024, to March 31, 2025.

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

Substantially concurrently with the closing of the Note Purchase Agreement, on January 13, 2025, the Company terminated its Loan Agreement and repaid in full the balance of its obligations under the Loan Agreement of approximately $42.7 million (the “Payoff Amount”). The Payoff Amount included the Final Payment Fee of $2.0 million, which was due at the earlier of prepayment or loan maturity, and certain prepayment fees as set forth in the Loan Agreement, a prepayment penalty fee of $0.6 million, and unpaid interest of $0.1 million. Upon the Lender’s receipt of the Payoff Amount, the Loan Agreement was terminated along with the Lender’s commitment to provide funding under any future term loans.  All liens on the Company’s assets to secure the loans under the Loan Agreement have been terminated and released. The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Term Loan on January 13, 2025 by $1.8 million. As a result the Company recorded a loss on debt extinguishment of $1.8 million included in the condensed statements of operations and comprehensive loss for the six months ended June 30, 2025.

The debt issuance costs and the Final Payment Fee have been recorded as a debt discount which were accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the Term Loan as of December 31, 2024, are detailed below (in thousands):

December 31, 2024
Principal loan balance	$40,000
Final Payment Fee	1,172
Debt issuance costs, net of accretion	(448)
Total Long-term debt, net of discount	40,724

The following table sets forth total interest expense for the three and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Contractual Interest	$212	$945	$375	$1,889
Amortization of debt discount and issuance costs	—	68	29	133
Amortization of Final Payment Fee	—	125	—	246
Total	$212	$1,138	$404	$2,268

11. Leases

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

As of June 30, 2025, a right-of-use asset of $1.0 million and lease liability of $1.0 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Lease Expense
Operating lease expense	$252	$221	$501	$442
Total Lease Expense	$252	$221	$501	$442
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$273	$268	$546	$535

June 30, 2025
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	1.0
Weighted average discount rate	9.8%
Maturity Analysis
2025	546
2026	546
Total	$1,092
Less: Present value discount	(48)
Lease Liability	$1,044

12. Notes Payable

In January 2025, the Company entered into a finance agreement with FIRST Insurance Funding (“First Insurance”). Pursuant to the terms of the agreement, First Insurance loaned the Company the principal amount of $1.2 million, which accrues interest at 6.9% per annum, to fund a portion of the Company’s insurance policies. Pursuant to the agreement with First Insurance, the Company made an initial payment of $0.3 million and is required to make monthly payments of $0.1 million through November 2025 including principal and interest. The agreement assigns First Insurance a first priority lien and security interest in the financed insurance policies. The outstanding balance at June 30, 2025 was $0.5 million recorded as note payable on the condensed consolidated balance sheets.

13. Vendor Financing Arrangement

The Company and IQVIA, Inc. (“IQVIA”) have entered into a master services agreement (“IQVIA Master Services Agreement”) for the Company’s strategic collaboration with IQVIA to leverage IQVIA’s infrastructure and established commercialization solutions to complement the Company’s launch strategy for AVMAPKI FAKZYNJA CO-PACK in patients with KRAS mt LGSOC. Pursuant to the IQVIA Master Services Agreement, the Company has extended payment terms with respect to a portion of the services provided and has recorded a vendor financing arrangement liability of $8.9 million as of June 30, 2025. The Company expects to pay the amounts recorded as vendor financing arrangement liabilities during 2026. The Company has recorded interest expense of less than $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, associated with the extended payment terms.

14. Segment Reporting

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

The table below is a summary of segment net loss including significant segment expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$2,137	$—	$2,137	$—
Sale of COPIKTRA license and related assets(1)	—	10,000		10,000
Expenses:
Cost of sales - product	318	—	318	—
Cost of sales - intangible amortization	128	—	128	—
Research and development expenses(2)	23,979	17,475	52,532	34,212
Commercial expenses(2)	8,364	3,211	12,417	6,253
Medical affairs expenses(2)	2,234	1,228	4,459	2,542
General and administrative expenses(2)	7,475	4,397	15,140	9,321
Stock-based compensation expense	3,413	1,905	5,084	3,388
Depreciation expense	—	5	10	12
Interest income	(822)	(983)	(1,782)	(2,350)
Interest expense	212	1,138	404	2,268
Loss on debt extinguishment	—	—	1,826	—
Change in fair value of preferred stock tranche liability	—	(10,200)	—	(4,189)
Change in fair value of warrant liability	(20,320)	—	(17,904)	—
Change in fair value of Notes	2,990	—	7,405	—
Other segment items(3)	100	80	137	662
Net loss	$(25,934)	$(8,256)	$(78,037)	$(42,119)

(1)	The Company’s revenue is comprised of milestones and royalties received pursuant to the Secura APA for which the Company has completed its performance obligations in 2020. See Note 18. License, collaboration and commercial agreements for further discussion.
(2)	This category is exclusive of non-cash stock-based compensation and severance expense.
(3)	Other segment items primarily include severance expense and transactions losses and gains due to foreign currency fluctuations.

15. Capital stock

April 2025 Private Placement

On April 25, 2025, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “PIPE Investors”), pursuant to which the Company sold to the PIPE Investors, in a private placement (the “2025 Private Placement”), an aggregate of 3,429,287 shares of the Company’s common stock at an offering price of $7.00 per share and, in lieu of common stock to certain PIPE Investors, pre-funded warrants to purchase an aggregate of 7,285,713 shares of common stock (the “April 2025 Pre-Funded Warrants,”) at an offering price of $6.9999 per April 2025 Pre-Funded Warrant. The 2025 Private Placement closed on April 28, 2025.

The exercise price of each April 2025 Pre-Funded Warrant equals $0.0001 per underlying share of common stock. The exercise price and the number of shares of common stock issuable upon exercise of each April 2025 Pre-Funded Warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the Company’s common stock. The April 2025 Pre-Funded Warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the April 2025 Pre-Funded Warrants are fully exercised. The April 2025 Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%. In addition, upon the occurrence of a fundamental transaction (as described in the April 2025 Pre-Funded Warrant), each April 2025 Pre-Funded Warrant will have the right to receive, upon exercise of such April 2025 Pre-Funded Warrant, the kind and amount of securities, cash or other property that such holders would have received had they exercised such April 2025 Pre-Funded Warrant immediately prior to such fundamental transaction without regard to any limitations on exercise contained in the April 2025 Pre-Funded Warrants.

The April 2025 Pre-Funded Warrants cannot require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the April 2025 Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the April 2025 Pre-Funded Warrants are classified as a component of permanent equity. The net proceeds of the 2025 Private Placement were approximately $69.9 million, after deducting placement agent fees and other expenses.

Stock Purchase Agreement

In connection with the Note Purchase Agreement, on January 13, 2025, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the certain funds managed by Oberland and affiliates thereof (the “SPA Investors”), pursuant to which the SPA Investors purchased an aggregate of 1,416,939 shares of the Company’s common stock, at a price of $5.2931 per share, based on the trailing 30-trading day volume-weighted average price of the Company’s common stock, as of the date of the Stock Purchase Agreement. The Company received net proceeds of $7.4 million after deducting for offering costs which was recorded as component of permanent equity during the six months ended June 30, 2025. In addition, pursuant to the Stock Purchase Agreement, the Company granted the SPA Investors, for a period of three years following the closing on January 13, 2025, a right to participate in any equity offerings consummated by the Company in an amount up to $2.5 million, subject to certain limitations and exclusions set out in the Stock Purchase Agreement.

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

The Warrants meet the definition of a derivative pursuant to FASB Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and do not meet the derivative scope exception given the Warrants do not qualify under the indexation guidance. As a result, the Warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model with subsequent changes in fair value recorded in earnings. The Warrants were recorded at a fair value of $39.6 million upon issuance and the Company allocated $39.6 million of the proceeds as warrant liability. In December 2024, 250,000 Warrants were exercised for 250,000 shares of common stock. The fair value of the 250,000 Warrants at the exercise date was $0.5 million, which was reclassified from warrant liability to additional paid-in capital. In March 2025, 1,166,666 Warrants were exercised for 1,166,666 shares of common stock. The fair value of the 1,166,666 Warrants on their exercise dates was $5.9 million, which was reclassified from warrant liability to additional paid-in capital. In May 2025, 2,787,499 Warrants were exercised for 2,787,499 shares of common stock. The fair value of the 2,787,499 Warrants on their exercise dates was $12.7 million, which was reclassified from warrant liability to additional paid-in capital during the six months ended June 30, 2025. On June 30, 2025, the fair value of the 14,129,169 outstanding Warrants was determined to be $21.8 million and the Company recorded this amount as warrant liability on the condensed consolidated balance sheets. The Company recorded the mark-to-market adjustment of $20.3 million and $17.9 million for the three and six months ended June 30, 2025, respectively under change in fair value of warrant liability within the condensed consolidated statements of operations and loss.

The July 2024 Pre-Funded Warrants cannot require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock and Warrants with which they were issued, are immediately exercisable, and do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the July 2024 Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the July 2024 Pre-Funded Warrants are classified as a component of permanent equity. The Company allocated $15.4 million of the proceeds to the July 2024 Pre-Funded Warrants and shares of common stock issued. During the quarter ended June 30, 2025, the holders exercised 2,500,000 July 2024 Pre-Funded Warrants, exercise price $0.001 per share, via cashless exercise resulting in the issuance of 2,499,665 shares of common stock.

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

During the quarter ended June 30, 2024, the holders exercised June 2023 Pre-Funded Warrants representing 1,538,591 underlying shares of common stock, exercise price $0.0001 per share, via cashless exercise resulting in the issuance of 1,538,201 shares of common stock. As of June 30, 2025, there were no June 2023 Pre-Funded Warrants outstanding.

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

In addition, the Company agreed to sell and issue in the second tranche of the Private Placement 944,160 shares of Series B Convertible Preferred Stock at a purchase price of $31.77 per share of Series B Convertible Preferred Stock (equivalent to $9.00 per share of common stock on a post-May 2023 reverse stock split (the “Reverse Stock Split”) basis if at any time within 18 months following the closing of the first tranche the 10-day volume weighted average price of the Company’s common stock (as quoted on Nasdaq and as calculated by Bloomberg) should reach at least $13.50 per share, such threshold reflects an adjustment to account for the Reverse Stock Split (which may be further adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as needed) with aggregate trading volume during the same 10-day period of at least $25 million (the “Second Tranche Right”). The second tranche of the Private Placement is expected to close within seven trading days of meeting the second tranche conditions and will be subject to additional, customary closing conditions. If the Second Tranche Right conditions are satisfied, the Company anticipates receiving gross proceeds from the second tranche of the Private Placement of approximately $30.0 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

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

The Company initially classified the first tranche of the Series B Convertible Preferred Stock as temporary equity in the consolidated balance sheets as the Company could have been required to redeem the Series B Convertible Preferred Stock if the Company could not convert the Series B Convertible Preferred Stock into shares of common stock for any reason, including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company which is not solely in the control of the Company. If the Company was required to redeem the Series B Convertible Preferred Stock, it would have been based upon the volume-weighted-average price of common stock on an as converted basis on the date the holders provided a conversion notice to the Company. On October 18, 2024, holders of the Series B Convertible Preferred Stock elected to convert 1,200,000 shares of Series B Convertible Preferred Stock for 4,236,568 shares of the Company’s common stock and consequently, the Company issued 4,236,568 shares of its common stock to holders of the Series B Convertible Preferred Stock. Upon conversion, the Company reclassified $21.2 million from Series B Convertible Preferred Stock to common stock and additional paid in capital on the consolidated balance sheet. As of June 30, 2025, there were no shares of Series B Convertible Preferred Stock outstanding.

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

Each share of the Series A Convertible Preferred Stock was convertible into 0.833 shares of the Company’s common stock at the option of the holder at any time, subject to certain limitations, including that the holder was prohibited from converting the Series A Convertible Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above the Conversion Blocker, initially set at 9.99%, of the total common stock then issued and outstanding immediately following the conversion of such shares of the Series A Convertible Preferred Stock. Holders of the Series A Convertible Preferred Stock were permitted to increase the Conversion Blocker to an amount not to exceed 19.99% upon 60 days’ notice.

Shares of Series A Convertible Preferred Stock generally had no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series A Convertible Preferred Stock was required to amend the terms of the Series A Convertible Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Convertible Preferred Stock would have participated pari passu with any distribution of proceeds to holders of common stock. Holders of Series A Convertible Preferred Stock were entitled to receive when, as and if dividends were declared and paid on the common stock, an equivalent dividend, calculated on an as-converted basis. Shares of Series A Convertible Preferred Stock were otherwise not entitled to dividends.

The Series A Convertible Preferred Stock were (i) senior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to the Series A Convertible Preferred Stock; (ii) on parity with the common stock and any class or series of capital stock of the Company created specifically ranking by its terms on parity with the Series A Convertible Preferred Stock; and (iii) junior to the Series B Convertible Preferred Stock and to any class or series of capital stock of the Company created specifically ranking by its terms senior to any Series A Convertible Preferred Stock, in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.

The Company evaluated the Series A Convertible Preferred Stock for liability or equity classification under ASC 480, and determined that equity treatment was appropriate because the Series A Convertible Preferred Stock did not meet the definition of the liability under ASC 480. Additionally, the Series A Convertible Preferred Stock were not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within control of the Company. As such, the Company recorded the Series A Convertible Preferred Stock as permanent equity.

In June 2025, holders of the Series A Convertible Preferred Stock elected to convert all 1,000,000 shares of Series A Convertible Preferred Stock for 833,332 shares of the Company’s common stock and consequently, the Company issued 833,332 shares of its common stock to holders of the Series A Convertible Preferred Stock. As of June 30, 2025, there were no shares of Series A Convertible Preferred Stock outstanding.

At-the-market equity offering program

In August 2021, the Company entered into a sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). During the three and six months ended June 30, 2025, the Company sold 0 shares and 4,000,000 shares, respectively, under the August 2021 ATM for net proceeds of approximately $0.0 million and $22.7 million, respectively, after deducting commissions and other offering expenses. There were no shares sold under the August 2021 ATM for the six months ended June 30, 2024.

16. Stock-based compensation

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

Stock options

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2025 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2024	2,479,037	$11.43	8.3	$843
Granted	554,500	6.21
Forfeited/cancelled	(87,281)	7.03
Expired	(625)	95.88
Outstanding at June 30, 2025	2,945,631	$10.56	8.1	$397
Vested at June 30, 2025	1,331,019	$13.64	7.4	$157

The fair value of each stock option granted during the six months ended June 30, 2025 and 2024 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Six months ended June 30,
	2025	2024
Risk-free interest rate	3.98%	4.11%
Volatility	107%	97%
Dividend yield	—	—
Expected term (years)	5.9	5.8

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the six months ended June 30, 2025 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2024	1,010,233	$6.29
Granted	1,132,374	$5.73
Vested	(591,731)	$5.48
Forfeited/cancelled	(52,773)	$7.82
Outstanding at June 30, 2025	1,498,103	$6.13

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

For the six months ended June 30, 2025 and 2024, the Company recognized less than $0.1 million in each period of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the six months ended June 30, 2025, the Company issued 8,033 shares of common stock for proceeds of $0.1 million under the Amended and Restated 2018 ESPP.

17. Net loss per share

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

For the three and six months ended June 30, 2025, the dilutive effect of the Warrants issued by the Company is reflected in diluted earnings per share (“EPS”) using the treasury stock method. For the three and six months ended June 30, 2024, the net loss, basic and diluted EPS are the same as the assumed exercise of stock options, warrants and restricted stock units are anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	(25,934)	(8,256)	(78,037)	(42,119)
Less: Change in fair value of warrants	(20,320)	—	(17,904)	—
Adjusted diluted net loss	(46,254)	(8,256)	(95,941)	(42,119)

Weighted average shares outstanding	66,143	26,861	60,191	26,846
Add: Dilutive effect of the Warrants	7,894	—	7,991	—
Weighted average diluted shares outstanding	74,037	26,861	68,182	26,846

Net loss per share - basic	(0.39)	(0.31)	(1.30)	(1.57)
Net loss per share - diluted	(0.62)	(0.31)	(1.41)	(1.57)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Outstanding stock options	2,945,631	2,219,833	2,945,631	2,219,833
Outstanding restricted stock units	1,498,103	1,098,022	1,498,103	1,098,022
Warrants	—	—	—	—
Employee stock purchase plan	8,308	7,756	8,308	7,756
Series A Convertible Preferred Stock	—	833,333	—	833,333
Series B Convertible Preferred Stock	—	4,236,570	—	4,236,570
Total potentially dilutive securities	4,452,042	8,395,514	4,452,042	8,395,514

18. License, collaboration and commercial agreements

Pfizer, Inc.

On July 11, 2012, the Company entered into a license agreement (the “Pfizer Agreement”) with Pfizer, Inc. (“Pfizer”) under which Pfizer granted the Company worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer’s inhibitors of FAK, including defactinib, for all therapeutic, diagnostic and prophylactic uses in humans. The Company has the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions.

Upon entering into the Pfizer Agreement, the Company made a one-time cash payment to Pfizer in the amount of $1.5 million and issued 16,001 shares of its common stock. In April 2025, the Company entered into an amendment to the Pfizer Agreement such that a $7.5 million milestone became payable upon FDA approval of AVMAPKI FAKZYNJA CO-PACK on May 8, 2025 (the “First Pfizer Milestone”), and $8.0 million milestone (the “Second Pfizer Milestone”) is payable upon the one-year anniversary of the FDA approval of AVMAPKI FAKZYNJA CO-PACK. The Company recorded a $15.0 million intangible asset related to these payments on the condensed consolidated balance sheets and will record $0.5 million of interest expense related to the Second Pfizer Milestone. Pfizer is also eligible to receive up to $2.0 million in developmental milestones and up to an additional $110.0 million based on the successful attainment of regulatory and commercial sales milestones. The future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved. Pfizer is also eligible to receive high single to mid-double-digit royalties on future net sales of the products. The Company’s royalty obligations with respect to each product in each country begin on the date of first commercial sale of the product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to the Company that covers the product in that country.

License Agreement

In the second quarter of 2025, the Company entered into an agreement with a third party to obtain an exclusive license for certain patents and intellectual property related to avutometinib and defactinib (the “License Agreement”). This agreement covers one of the four patent families that the Company has exclusively licensed and are owned by either Chugai or the third party. Pursuant to the License Agreement, the Company became obligated to pay $0.7 million in the second quarter of 2025 and is further obligated to pay up to $3.7 million upon achievement of certain milestones. The future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved.

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

During the three and six months ended June 30, 2025, the Company expensed $6.0 million, related to the GenFleet Option payment made within research and development expense in the condensed consolidated statements of operations and comprehensive loss. The other future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved. If the Company elects to exercise further GenFleet Options, the related payment will be recognized if and when each respective GenFleet Option is elected.

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

During the three and six months ended June 30, 2025 and June 30, 2024, the Company has not recognized any revenue associated with the Secura APA. The Company determined all future potential milestones and royalties were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of June 30, 2025. As part of the Company’s evaluation of the constraint, the Company considered several factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for an extended period of time. All future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

19. Income taxes

The Company did not record a federal or state income tax provision or benefit for the six months ended June 30, 2025 or 2024, due to the expected loss before income taxes to be incurred for the years ended December 31, 2025 and 2024, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. It contains a broad range of tax reform provisions affecting businesses, including extending and modifying many provisions of the Tax Cuts and Jobs Act. Certain provisions will take effect beginning in 2026, while others apply retroactively to January 1, 2025. The Company is evaluating the full effects of the legislation on its estimated annual effective tax rate and cash tax position but expects that the legislation will likely not have a material impact on its financial statements.

20. Commitments and contingencies

The Company entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts. Please refer to Note 11. Leases for further details regarding the minimum aggregate future lease commitments as of June 30, 2025. In conjunction with the execution of the February 2018 Amended Lease Agreement and November 2024 Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of June 30, 2025. The amount is included in current restricted cash on the consolidated balance sheets as of June 30, 2025.

As of June 30, 2025, the Company has committed to spend approximately $59.3 million under the IQVIA Master Services Agreement which the Company expects to spend in the next three to four years. As of June 30, 2025, approximately $8.9 million of this commitment is included within vendor financing arrangements, accrued expenses, and accounts payable on the condensed balance sheet. Pursuant to the terms of various other agreements, the Company may be required to pay various development, regulatory and commercial milestones. In addition, the Company may be required to pay significant royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring.

21. Subsequent events

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

OVERVIEW

We are a biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with RAS MAPK pathway-driven cancers. We market AVMAPKI™ FAKZYNJA™ CO-PACK (avutometinib capsules; defactinib tablets) in the United States. Our pipeline is focused on novel small molecule drugs that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including RAF/MEK inhibition, FAK inhibition and KRAS G12D inhibition.

On May 8, 2025, the FDA approved AVMAPKI FAKZYNJA CO-PACK for the treatment of adult patients with “KRAS mt” recurrent LGSOC who received prior systemic therapy. The KRAS mt recurrent LGSOC indication has been granted approval by the FDA under the accelerated approval pathway based on the tumor response rate and duration of response. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial.

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

In the fourth quarter of 2020, we commenced a registration-directed trial investigating avutometinib in combination with defactinib for the treatment of patients with recurrent LGSOC entitled RAMP 201 study. We use the term “RAMP” to refer to our RAF and MEK Program. The RAMP 201 study is an adaptive two-part multicenter, parallel cohort, randomized, open label trial evaluating the efficacy and safety of avutometinib alone and in combination with defactinib in patients with recurrent LGSOC. The primary analysis from both the FRAME trial and RAMP 201 trial has been published.

In December 2023, we announced the initiation of a confirmatory Phase 3 trial to evaluate the combination of avutometinib and defactinib for the treatment of patients with recurrent LGSOC entitled RAMP 301. RAMP 301 is a randomized global confirmatory trial, which is evaluating the efficacy and safety of avutometinib and defactinib versus standard of care chemotherapy or hormonal therapy in patients with recurrent LGSOC with and without a KRAS mutation. RAMP 301 will serve as the confirmatory study required by the FDA for the combination of avutometinib and defactinib for the initial indication of recurrent KRAS mt LGSOC to potentially receive full approval and has the potential to support an expanded indication regardless of KRAS mutation status. RAMP 301 is a global study with enrollment open in the United States, Australia, Canada, Europe United Kingdom, New Zealand, Japan, and Korea. Enrollment is on track, and we are targeting full enrollment by the end of 2025.

On May 8, 2025, the FDA approved AVMAPKI FAKZYNJA CO-PACK in advance of its Prescription Drug User Fee Act or PDUFA action date. Following this approval, we submitted a letter to the National Comprehensive Cancer Network (“NCCN”) seeking inclusion of avutometinib plus defactinib combination therapy in its LGSOC treatment guidelines. NCCN included AVMAPKI FAKZYNJA CO-PACK in its LGSOC treatment guidelines consistent with the product’s approved indication. We submitted to NCCN the publications for RAMP 201 and FRAME in support of its consideration of the inclusion of the KRAS wild-type population evaluated in these trials in the NCCN Guidelines in July 2025. The NCCN Committee for Ovarian Cancer will holds its annual meeting in October 2025, and the Company has been informed that its submission will be reviewed at that time.

In October 2024, the Japanese Gynecologic Oncology Group dosed the first patient in a Phase 2 trial called RAMP 201J, evaluating the safety and efficacy of avutometinib in combination with defactinib in recurrent LGSOC in Japan. We expect to report initial data from RAMP 201J in Q4 2025.

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

Based on emerging data demonstrating improved tumor regressions in KRAS G12C-mutant NSCLC preclinical models when a FAK inhibitor is combined with a G12C inhibitor and avutometinib, defactinib was added to the RAMP 203 study in new triplet cohorts in 2024. In December 2024, we announced three patients whose cancer previously progressed on a G12C inhibitor have been treated with the triplet combination of sotorasib 960 mg administered daily on a continuous schedule and avutometinib 3.2 mg twice-weekly plus defactinib 200 mg twice-daily. Avutometinib and defactinib are administered on a three out of four weeks schedule. There were no dose limiting toxicities observed in the first triplet combination cohort. Planned dose level evaluation cohorts for the triplet combination completed enrollment in first quarter of 2025. We expect to present an interim update of safety and efficacy from both the doublet and triplet data in the fourth quarter of 2025.

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

A dose level “0” has been added to the RAMP 205 study protocol that evaluates 3.2 mg of avutometinib twice a week, 200 mg of defactinib twice a day for three weeks out of every four weeks with 800 mg/m2 of gemcitabine and 100 mg/m2 of Nab-paclitaxel on a schedule of day 1, day 8, and day 15. All dose levels have been expanded to 12 patients each, including six additional patients recently enrolled to dose devel 1, where it was reported five out of six patients reported an objective response rate at the American Society of Clinical Oncology (“ASCO”) 2024 Annual Meeting. At

dose level 1, of the six additional patients, five remain on therapy and continue to be monitored for response given the initial length of time to response. We completed enrollment in quarter 1 of 2025. In May 2025, we announced as of April 25, 2025, 60 patients (12 per cohort) had been treated in one of five dose regimens with the combination of avutometinib and defactinib with gemcitabine and Nab-paclitaxel in frontline metastatic pancreatic ductal adenocarcinoma (“PDAC”). In the dose level 1 cohort, 12 patients received 2.4 mg of avutometinib twice a week, 200 mg of defactinib twice a day for 3 weeks out of every 4 and 800 mg/m2 of gemcitabine and 125 mg/m2 of Nab-paclitaxel on a schedule of day 1, day 8 and day 15. In dose level 1, 83% (10/12) of patients achieved partial responses (8 confirmed and 2 unconfirmed who remain on treatment). Given these results, we have selected dose level 1 as the recommended phase 2 dose, has met the pre-defined criteria to advance beyond the first stage of the expansion study, and is now enrolling up to 29 patients at this dose level. Adverse events across all dose cohorts remained generally consistent with the previously announced safety and tolerability profile, and no new safety signals have emerged.

Furthermore, avutometinib and defactinib are currently being investigated in combination with immunotherapeutic and other agents through investigator sponsored trials for the treatment of various solid tumors, including, but not limited to, colorectal cancer (“CRC”), gynecological cancer with MAPK pathway alterations, breast cancer, thyroid cancer and melanoma.

In August 2023, we entered into a collaboration and option agreement (the “GenFleet Agreement”) with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”) pursuant to which GenFleet granted us options to obtain exclusive development and commercialization rights worldwide outside of mainland China, Hong Kong, Macau, and Taiwan for up to three oncology programs targeting RAS pathway driven cancers (the “GenFleet Options”). Under the GenFleet Agreement, we can exercise our GenFleet Options on a program-by-program basis. The collaboration builds on the strengths of both companies in oncology small molecule drug development, enabling us to partner our clinical development and regulatory expertise with GenFleet’s accomplished discovery capabilities. This synergistic collaboration includes our experience and established network of collaborators, including scientific and clinical experts in RAS biology and RAS pathway-driven cancers and GenFleet’s accomplishments with its KRAS G12C inhibitor program. In December 2023, we announced the selection of an oral and selective KRAS G12D (ON/OFF) inhibitor entitled VS-7375 (known as GFH375 in China) with a potential best-in-class profile as the lead program from our collaboration with GenFleet. An investigational new drug (“IND”) application by GenFleet in China for VS-7375 was cleared in June 2024. In July 2024, GenFleet began dosing several patients in a Phase 1/2 trial in China that is evaluating VS-7375 in patients with KRAS G12D-mutated advanced solid tumors. The Phase 1/2 study is being conducted in approximately 20 hospitals in China. The Phase 1 study was used to determine the recommended Phase 2 dose, and the Phase 2 study will further evaluate the efficacy and safety of VS-7375 in patients with advanced solid tumors, such as PDAC, CRC, and NSCLC.

On January 14, 2025, we announced the early exercise of the GenFleet Option with respect to VS-7375. We filed an IND application in the United States for VS-7375 during the first quarter of 2025. In April 2025 we announced the FDA clearance of the IND, and in June 2025 we announced we dosed our first patient with VS-7375 in our U.S. Phase 1/2a clinical trial evaluating VS-7375 in patients with advanced KRAS G12D solid tumors. We expect to report a preliminary update on the Phase 1 monotherapy dose escalation in Q4 2025. Subject to the results of the Phase 1 monotherapy dose escalation, the Company plans to initiate monotherapy expansion cohorts in both advanced PDAC and NSCLC. Additionally, we expect to initiate the dose escalation cohorts in combination with cetuximab, chemotherapy, and chemotherapy with checkpoint-inhibitor for CRC, PDAC, and NSCLC, respectively, in Q4 2025. Subject to the results of the Phase 1 dose escalation combinations cohorts with VS-7375, the Company plans to initiate a combination expansion cohort in CRC, PDAC, and NSCLC. Verastem and GenFleet shared preclinical data at American Association for Cancer Research meeting in April 2025.

At the ASCO 2025 Annual Meeting, GenFleet announced updated data from the dose escalation phase of the Phase 1/2 trial of GFH375 (known as VS-7375 in the U.S.). GenFleet reported that 62 patients were enrolled in the Phase 1 portion of the study in China, receiving oral doses ranging from 100 to 900 mg daily. In the study, 98% of patients had metastatic disease, and 75% had received ≥2 prior lines of therapy. As of the data cutoff of May 16, 2025, 23 efficacy-evaluable patients with PDAC and 12 efficacy-evaluable patients with NSCLC, who received daily dosages of 400 or 600 mg and had at least one post-treatment tumor assessment, achieved an objective response rate (“ORR”) of 52% and a disease control rate (DCR) of 100%, and an ORR of 42% and a DCR of 83%, respectively. As of the cutoff date of March 31, 2025, GenFleet reported that there were no dose-limiting toxicities observed across all dose levels (100-900 mg QD), and the treatment-related adverse events (“TRAEs”) were mostly Grade 1/2. The most common TRAEs occurring in at least 20% of patients were diarrhea, nausea, vomiting, and anemia. TRAEs ≥ Grade 3 consisted mainly of decreased neutrophil count (8%) and diarrhea (5%). No TRAE-related deaths were reported.

Our operations to date have been focused on organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA through our ownership period ending in September 2020 and in anticipation of the approval of AVMAPKI FAKZYNJA CO-PACK. We have financed our operations to date primarily through public and private offerings of our common stock, pre-funded warrants, and warrants, offerings of convertible notes, sales of common stock under our at-the-market equity offering program, our loan and security agreement executed with Hercules in March 2017, as amended, the Loan Agreement with Oxford, our Note Purchase Agreement, the upfront payments and milestone payments under our license and collaboration agreements with Sanofi, CSPC, and Yakult, the upfront payment and milestone payments received under the Secura APA, and sales of Series B Convertible Preferred Stock. Additionally, from our U.S. commercial launch of COPIKTRA on September 24, 2018, through our ownership period ending in September 2020, we financed a portion of our operations through product revenue. From our U.S. commercial launch of AVMAPKI FAKZYNJA CO-PACK on May 8th, 2025, we are financing a portion of our operations through product revenue.

As of June 30, 2025, we had an accumulated deficit of $1,033.6 million. Our net loss was $25.9 million, $78.0 million, $8.3 million and $42.1 million for the three and six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had cash, cash equivalents, and investments of $164.3 million. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the consolidated financial statements. We anticipate operating losses may continue for the foreseeable future and we continue to incur operating costs to execute our strategic plan, including costs related to research and development of our product candidates and commercial activities. As a result of the assessment in accordance with the applicable accounting standards, these conditions raise substantial doubt about our ability to continue as a going concern for 12 months after the date the condensed consolidated financial statements are issued.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024, related to revenue recognition, collaborative agreements, accrued and prepaid research and development expenses, and stock-based compensation. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2025 and 2024

	Three months ended June 30,
	(dollar amounts in thousands)
	2025	2024	Change	% Change
Revenue:
Product revenue, net	2,137	—	2,137	100%
Sale of COPIKTRA license and related assets	—	10,000	(10,000)	(100)%
Total revenue	2,137	10,000	(7,863)	(79)%
Operating expenses:
Cost of sales - product	318	—	318	100%
Cost of sales - intangible amortization	128	—	128	100%
Research and development	24,786	18,062	6,724	37%
Selling, general and administrative	20,669	10,215	10,454	102%
Total operating expenses	45,901	28,277	17,624	62%
Loss from operations	(43,764)	(18,277)	(25,487)	139%
Other expense	(110)	(24)	(86)	358%
Interest income	822	983	(161)	(16)%
Interest expense	(212)	(1,138)	926	(81)%
Change in fair value of preferred stock tranche liability	—	10,200	(10,200)	(100)%
Change in fair value of warrant liability	20,320	—	20,320	100%
Change in fair value of Notes	(2,990)	—	(2,990)	100%
Net loss	$(25,934)	$(8,256)	$(17,678)	214%

Product Revenue, Net. We began commercial sales of AVMAPKI FAKZYNJA CO-PACK within the United States in May 2025, following receipt of FDA marketing approval on May 8, 2025. For the three months ended June 30, 2025 (the “2025 Quarter”) we recorded approximately $2.1 million of net product revenue. We had no product revenue during the three months ended June 30, 2024 (the “2024 Quarter”).

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the 2025 Quarter was $0.0 million compared to $10.0 million for the 2024 Quarter. Sale of COPIKTRA license and related assets revenue for the 2024 Quarter was comprised of one sales milestone payment of $10.0 million due to Secura achieving cumulative worldwide net sales of COPIKTRA exceeding $100.0 million during the 2024 Quarter. We received the $10.0 million milestone payment in July 2024.

Costs of sales – product. Costs of sales – product for the 2025 Quarter of approximately $0.3 million consisted of costs associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK, royalties owed to Chugai, Pfizer, and the Institute for Cancer Research (“ICR”) on such sales, and certain period costs. The Company began capitalizing inventory upon receiving FDA approval for AVMAPKI FAKZYNJA CO-PACK on May 8, 2025. Prior to the FDA approval of AVMAPKI FAKZYNJA CO-PACK, expenses associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK were recorded as research and development expense. Certain of the costs of AVMAPKI FAKZYNJA CO-PACK units recognized as revenue during the 2025 Quarter, or less than $0.1 million, were expensed prior to obtaining regulatory approval, therefore, are not included in cost of sales- product during this period. We expect cost of sales - product to increase in relation to product revenues as we deplete these inventories. We had no cost of sales – product during the 2024 Quarter.

Costs of sales –intangible amortization. Cost of sales – intangible amortization for the 2025 Quarter of approximately $0.1 million was related to finite-lived intangible assets related to AVMAPKI FAKZYNJA CO-PACK which we recognized and began amortizing in the 2025 Quarter. There was no cost of sales – intangible amortization the 2024 Quarter.

Research and development expense. Research and development expense for the 2025 Quarter was $24.8 million compared to $18.1 million for the 2024 Quarter. The $6.7 million increase from the 2024 Quarter to the 2025 Quarter was primarily driven by an increase of $2.4 million in contract research organization (“CRO”) costs, an increase of $2.0 million in investigator fees, an increase of $1.5 million in personnel costs, including non-cash stock compensation, and an increase of $0.8 million in clinical supply costs.

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

	Three months ended June 30,
	2025	2024	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib - LGSOC	$9,593	$5,444	$4,149
Avutometinib + defactinib - NSCLC	1,279	1,854	(575)
Avutometinib + defactinib - pancreatic cancer	1,065	804	261
Avutometinib + defactinib - other indications	133	253	(120)
Avutometinib and defactinib manufacturing and non-clinical trial specific	1,986	3,678	(1,692)
GenFleet	2,665	234	2,431
COPIKTRA	9	2	7
Unallocated costs			—
Personnel costs, excluding stock-based compensation	4,577	3,339	1,238
Stock-based compensation expense	808	522	286
Other unallocated expenses	2,671	1,932	739
Total research and development expense	$24,786	$18,062	$6,724

The $4.1 million increase in avutometinib + defactinib – LGSOC was primarily driven by an increase in RAMP 301 trial costs as the trial continues to advance and enroll more patients. The $0.6 million decrease in avutometinib + defactinib – NSCLC was primarily driven by a decrease in RAMP 202 trial costs. The $1.7 million decrease in avutometinib and defactinib manufacturing and non-clinical trial specific expenses was driven by a reduction in manufacturing and study activities, as well as safety consulting services. The $2.4 million increase in GenFleet related expenses was primarily driven by drug product costs for the 7375-101 study.

Selling, general and administrative expense. Selling, general and administrative expense for the 2025 Quarter was $20.7 million compared to $10.2 million for the 2024 Quarter. The increase of $10.5 million from the 2024 Quarter to the 2025 Quarter primarily resulted from the increase of $8.1 million of consulting and professional fees related to the launch of avutometinib and defactinib in KRAS mt LGSOC, an increase of $2.7 million in personnel costs including non-cash based stock compensation, an increase of $1.0 million in travel and other costs, partially offset by a decrease of $1.3 million in commercial operations expenses.

Other expense. Other expense for the 2025 Quarter and 2024 Quarter was less than $0.1 million. Other expense for the 2025 Quarter and 2024 Quarter was comprised of transaction losses due to changes in foreign currency exchange rates.

Interest income. Interest income for the 2025 Quarter was $0.8 million compared to $1.0 million for the 2024 Quarter. The decrease of $0.2 million from the 2024 Quarter to the 2025 Quarter in interest income was primarily due to the decrease in investment balances on short term investments and cash equivalents and a decrease in interest rates on securities during each respective quarter.

Interest expense. Interest expense for the 2025 Quarter was $0.2 million compared to $1.1 million for the 2024 Quarter. The $0.9 million decrease from the 2024 Quarter was primarily driven by termination of the Loan Agreement with Oxford on January 13, 2025 resulting in a reduction of interest expense recorded in the 2025 Quarter. The Company has elected to record interest expense associated with the Notes within change in fair value of Notes on the condensed statements of operations and comprehensive loss.

Change in fair value of preferred stock tranche liability. The change in fair value of the preferred stock tranche liability was $0.0 million for the 2025 Quarter compared to $10.2 million income for the 2024 Quarter. The change in fair value of preferred stock tranche liability was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Securities Purchase Agreement. The preferred stock tranche liability expired in July 2024 and therefore was not outstanding during the 2025 Quarter. The fair value of the preferred stock tranche liability decreased from $10.2 million at the beginning of the 2024 Quarter to $0.0 million at the end of the 2024 Quarter resulting in $10.2 million income in the 2024 Quarter.

Change in fair value of warrant liability. The change in fair value of the warrant liability of $20.3 million for the 2025 Quarter was comprised of the mark-to-market adjustment for the liability classified warrants issued as part of the July 2024 Offering. The liability classified warrants decreased in value from December 31, 2024 as a result of the exercise of 2,787,499 Warrants during the quarter and a decrease in warrant valuation due to a lower stock price. There was no warrant liability outstanding during the 2024 Quarter.

Change in fair value of Notes. We elected the fair value option for the Notes and therefore the changes in fair value, including interest, other than changes that are directly attributable to instrument specific credit risk are recorded as change in fair of Notes in the condensed statements of operations and comprehensive loss. The change in fair value for the 2025 Quarter of $3.0 million was primarily driven by interest on the Notes and a reduction in the risk-free rate during the 2025 Quarter. There were no Notes outstanding in the 2024 Quarter.

Comparison of the six months ended June 30, 2025 and 2024

	Six months ended June 30,
	(dollar amounts in thousands)
	2025	2024	Change	% Change
Revenue:
Product revenue, net	2,137	—	2,137	100%
Sale of COPIKTRA license and related assets	—	10,000	(10,000)	(100)%
Total revenue	2,137	10,000	(7,863)	(79)%
Operating expenses:
Cost of sales - product	318	—	318	100%
Cost of sales - intangible amortization	128	—	128	100%
Research and development	53,938	35,769	18,169	51%
Selling, general and administrative	35,692	20,567	15,125	74%
Total operating expenses	90,076	56,336	33,740	60%
Loss from operations	(87,939)	(46,336)	(41,603)	90%
Other expense	(149)	(54)	(95)	176%
Interest income	1,782	2,350	(568)	(24)%
Interest expense	(404)	(2,268)	1,864	(82)%
Loss on debt extinguishment	(1,826)	—	(1,826)	100%
Change in fair value of preferred stock tranche liability	—	4,189	(4,189)	(100)%
Change in fair value of warrant liability	17,904	—	17,904	100%
Change in fair value of Notes	(7,405)	—	(7,405)	100%
Net loss	$(78,037)	$(42,119)	$(35,918)	85%

Product Revenue, Net. We began commercial sales of AVMAPKI FAKZYNJA CO-PACK within the United States in May 2025, following receipt of FDA marketing approval on May 8, 2025. For the six months ended June 30, 2025 (the “2025 Period”) we recorded approximately $2.1 million of net product revenue. We had no product revenue during the six months ended June 30, 2024 (the “2024 Period”).

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the 2025 Period was $0.0 million compared to $10.0 million for the 2024 Period. Sale of COPIKTRA license and related assets revenue for the 2024 Period was comprised of one sales milestone payment of $10.0 million due to Secura achieving cumulative worldwide net sales of COPIKTRA exceeding $100.0 million during the 2024 Quarter. We received the $10.0 million milestone payment in July 2024.

Costs of sales – product. Costs of sales – product for the 2025 Period of approximately $0.3 million consisted of costs associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK, royalties owed to Chugai, Pfizer, and ICR on such sales, and certain period costs. We began capitalizing inventory upon receiving FDA approval for AVMAPKI FAKZYNJA CO-PACK on May 8, 2025. Prior to the FDA approval of AVMAPKI FAKZYNJA CO-PACK, expenses associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK were recorded as research and development expense. Certain of the costs of AVMAPKI FAKZYNJA CO-PACK units recognized as revenue during the 2025 Period, or less than $0.1 million, were expensed prior to obtaining regulatory approval, therefore, are not included in cost of sales - product during this period. We expect cost of sales - product to increase in relation to product revenues as we deplete these inventories. We had no cost of sales – product during the 2024 Period.

Costs of sales –intangible amortization. Cost of sales – intangible amortization for the 2025 Period of approximately $0.1 million was related to finite-lived intangible assets related to AVMAPKI FAKZYNJA CO-PACK which we recognized and began amortizing in the 2025 Period. There was no cost of sales – intangible amortization the 2024 Period.

Research and development expense. Research and development expense for the Period was $53.9 million compared to $35.8 million for the 2024 Period. The $18.2 million increase in R&D expense from the 2024 period to the

2025 period was primarily driven by a $6.0 million GenFleet option payment related to VS-7375, a $4.7 million increase in CRO costs, a $2.5 million increase in investigator fees, a $2.3 million increase in personnel costs including non-cash stock compensation, a $2.1 million increase in drug substance and drug product manufacturing costs, and a $0.9 million increase in clinical supply costs. These increases were partially offset by a $0.3 million decrease in investigator-sponsored trial (“IST”) expenses.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the 2025 Period and the 2024 Period.

	Six months ended June 30,
	2025	2024	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib - LGSOC	$17,745	$9,587	$8,158
Avutometinib + defactinib - NSCLC	2,508	4,452	(1,944)
Avutometinib + defactinib - pancreatic cancer	2,035	709	1,326
Avutometinib + defactinib - other indications	614	788	(174)
Avutometinib and defactinib manufacturing and non-clinical trial specific	5,114	7,826	(2,712)
GenFleet	10,246	429	9,817
COPIKTRA	9	3	6
Unallocated costs			—
Personnel costs, excluding stock-based compensation	9,055	7,189	1,866
Stock-based compensation expense	1,405	1,003	402
Other unallocated expenses	5,207	3,783	1,424
Total research and development expense	$53,938	$35,769	$18,169

The $8.2 million increase in avutometinib + defactinib – LGSOC is primarily driven by an increase in RAMP 301 trial costs as the trial continues to advance and enroll more patients. The $1.9 million decrease in avutometinib + defactinib – NSCLC is primarily driven by a decrease in RAMP 202 trial costs. The $1.3 million increase in avutometinib + defactinib – pancreatic cancer is primarily driven by fully utilizing the PanCAN Grant in the second quarter of 2024 and therefore there was no offsetting reduction in expense in the 2025 Period. The $2.7 million decrease in avutometinib and defactinib manufacturing and non-clinical trial specific expenses was driven by a reduction in study activities and safety consulting services. The $9.8 million increase in GenFleet related expenses was primarily driven by the $6.0 million GenFleet Option payment with respect to VS-7375.

Selling, general and administrative expense. Selling, general and administrative expense for the 2025 Period was $35.7 million compared to $20.6 million for the 2024 Period. The increase of $15.1 million from the 2024 Period to the 2025 Period was primarily driven by an $11.7 million increase in consulting and professional fees, a $3.7 million increase in personnel costs including non-cash stock-based compensation, a $1.1 million financing cost fee related to the Note Purchase Agreement and the 2025 Private Placement, and a $1.1 million increase in travel, conference, and other expenses. These increases were partially offset by a $2.5 million decrease in commercial operations expenses.

Other expense. Other expense for the 2025 Period and the 2024 Period was less than $0.1 million. Other expense for the 2025 Period and 2024 Period was comprised of transaction losses due to changes in foreign currency exchange rates.

Interest income. Interest income for the 2025 Period was $1.8 million compared to $2.4 million for the 2024 Period. The decrease of $0.6 million from the 2024 Period to the 2025 Period in interest income was primarily due to the decrease in investment balances on short term investments and cash equivalents and a decrease in interest rates on securities during each respective quarter.

Interest expense. Interest expense for the 2025 Period was $0.4 million compared to $2.3 million for the 2024 Period. The decrease of $1.9 million from the 2024 Period was primarily driven by termination of the Loan Agreement with Oxford on January 13, 2025 resulting in a reduction of interest expense recorded in the 2025 Period. The Company has elected to record interest expense associated with the Notes within change in fair value of Notes on the condensed statements of operations and comprehensive loss.

Loss on debt extinguishment. The loss on debt extinguishment for the 2025 Period of $1.8 million represents the loss recognized on early extinguishment of our Loan Agreement. On January 13, 2025, we repaid in full all principal, accrued and unpaid interest, fees, and expenses under the Loan Agreement in an aggregate amount of $42.7 million (the Payoff Amount). The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Term Loans on January 13, 2025 by $1.8 million which was recorded as a loss on debt extinguishment. There was no loss on debt extinguishment in the 2024 Period.

Change in fair value of preferred stock tranche liability. The change in fair value of the preferred stock tranche liability was $4.2 million income for the 2024 Period. The change in fair value of preferred stock tranche liability was comprised of the mark-to-market adjustment related to the second tranche right issued as part of the Securities Purchase Agreement. The preferred stock tranche liability expired in July 2024 and therefore was not outstanding during the 2025 Period. The fair value of the preferred stock tranche liability decreased from $4.2 million at the beginning of the 2024 Period to $0.0 million at the end of the 2024 Period resulting in $4.2 million income in the 2024 Period.

Change in fair value of warrant liability. The change in fair value of the warrant liability of $17.9 million for the 2025 Period was comprised of the mark-to-market adjustment for the liability classified warrants issued as part of the July 2024 Offering. The liability classified warrants decreased in value from December 31, 2024 as a result of the exercise of 2,787,499 Warrants during the period and a decrease in warrant valuation due to a lower stock price. There was no warrant liability outstanding during the 2024 Period.

Change in fair value of Notes. We elected the fair value option for the Notes and therefore the changes in fair value, including interest, other than changes that are directly attributable to instrument specific credit risk are recorded as change in fair of Notes in the condensed statements of operations and comprehensive loss. The change in fair value for the 2025 Period of $7.4 million was primarily driven by interest on the Notes and a reduction in the risk-free rate during the 2025 Period. There were no Notes outstanding in the 2024 Period.

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

As of June 30, 2025, we had $164.3 million of cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, U.S. government agency bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 20, 2025, and under “Risk Factors” in this Quarterly Report on Form 10-Q.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2025 Period and the 2024 Period (in thousands):

	Six months ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(71,339)	$(55,877)
Investing activities	—	59,972
Financing activities	146,843	441
Increase in cash, cash equivalents and restricted cash	$75,504	$4,536

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges and adjustments was $84.2 million and $43.4 million for the 2025 Period and the 2024 Period, respectively. Non-cash charges and adjustments for the 2025 Period were primarily related to the change in fair value of warrant liability, non-cash changes in fair value of the Notes, loss on debt extinguishment and stock-based compensation expense. Non-cash charges and adjustments for the 2024 Period were primarily related to a change in fair value of preferred stock tranche liability and stock-based compensation expense. Our cash inflow from operating activities due to changes in operating assets and liabilities was $12.9 million for the 2025 Period. Our cash outflow from operating activities due to changes in operating assets and liabilities was $12.5 million for the 2024 Period. Cash inflow due to changes in operating assets and liabilities for the 2025 Period was primarily driven by an increase of $6.6 million in accrued expenses and other liabilities, an increase of $6.3 million in accrued expenses, long term, and an increase of $4.0 million in accounts payable, offset by an increase of $2.1 million in accounts receivable, an increase of $1.2 million in inventory, and an increase of $0.8 million in prepaid expenses, other current assets and other assets. Cash outflow due to changes in operating assets and liabilities for the 2024 Period was primarily driven by an increase of $10.0 million of accounts receivable, $0.8 million of grant receivable, a decrease of $0.7 million of accrued expenses and other liabilities, a decrease of $0.5 million of accounts payable, and a decrease of $0.3 million of deferred liabilities. The increases in both periods in prepaid expenses, other current assets, and other asserts is exclusive of cash received from PanCAN and used on the RAMP 205 study. Cash used in operating activities was $71.3 million and $55.9 million for the 2025 Period and the 2024 Period, respectively.

Investing activities. There was no cash used in investing activities for the 2025 Period. The cash provided by investing activities for the 2024 Period relates to maturities of investments of $60.0 million, partially offset by a purchase of property and equipment of less than $0.1 million.

Financing activities. The cash provided by financing activities for the 2025 Period represents $75.0 million of proceeds received pursuant to the Note Purchase Agreement, approximately $69.9 million of proceeds received from our 2025 Private Placement, $22.7 million of proceeds received pursuant to the Stock Purchase Agreement, $13.8 million of proceeds from the exercise of Warrants, $1.2 million of proceeds received from insurance premium financing, and less than $0.1 million of proceeds received related to our employee stock purchase plan, partially offset by the $42.6 million repayment of our Loan Agreement, and $0.7 million of payments for insurance premium financing. The cash provided by financing activities for the 2024 Period represents $1.3 million of proceeds received from insurance premium financing and $0.2 million of proceeds received from exercise of stock options and our employee stock purchase plan, partially offset by $0.8 million of payments on insurance premium financing, $0.2 million of payments of deferred issuance costs, and $0.2 million of fees paid to the Lenders to amend our Loan Agreement with Oxford. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the Note Purchase Agreement and Loan Agreement; Note 15. Capital Stock to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the 2025 Private Placement, the Note Purchase Agreement, and the Warrants; Note 12. Notes Payable to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the finance agreement with First Insurance related to insurance premium financing and the monthly payments of principal and interest related thereto.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $164.3 million as of June 30, 2025, consisting of cash and U.S. Government money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2025, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of June 30, 2025, we have borrowed $75.0 million under the Note Purchase Agreement. The Notes under the Note Purchase Agreement bear interest at a floating rate equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, which is subject to an overall floor and cap. Changes in interest rates can cause interest charges to fluctuate under the Note Purchase Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three and six months ended June 30, 2025 due to the overall interest rate floor and cap.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other healthcare reform efforts or actions under the Trump Administration may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, Congressional Budget Office has estimated that Medicaid provisions in the budget reconciliation legislation known as the “Big Beautiful Bill”, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace, will increase the number of uninsured by $16 million by 2034. The nature and extent of future healthcare reforms cannot be predicted. There is significant uncertainty regarding the nature or impact of any drug pricing or broader healthcare reform implemented by the Trump Administration through executive action or by the U.S. Congress and the extent to which such action may be subject to litigation or other challenges. Further, a number of states have enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws if and when we have marketed products. As a result, there are no assurances that these and other health reform measures that are implemented will not have a material adverse effect on our operations.

Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been efforts at the federal level to implement measures to regulate drug pricing or payment for pharmaceutical products, including legislation on drug importation. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price constraints, restrictions on copayment assistance by pharmaceutical manufacturers, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. We expect continued scrutiny on drug pricing and government price reporting from the U.S. Congress, agencies, and other bodies.

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

We face uncertainty regarding the potential for changes in the regulatory environment following the change in presidential administration in January 2025. While many of the Trump Administration’s proposed policies appear to be focused on deregulation, the new administration and federal government could adopt legislation, regulation, or policy that adversely affects our business or creates a more challenging and costly environment to pursue the development and commercialization of our current or future product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory, or policy changes regarding the standards for approving drugs that we may be unable to satisfy or regarding the marketing of approved drugs that may limit or prohibit the advertising and promotion of our current or future product candidates, if approved. Further, the current presidential administration has substantially reduced the FDA’s workforce and may make further reductions, which may lead to disruptions and delays in the FDA’s review and oversight of our product candidates and impact the FDA’s ability to provide timely feedback on our development programs. Although it has been reported that there have not been reductions in workforce in the review or inspection divisions, any such reductions could extend review timelines, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. It is difficult to predict how executive actions that may be taken under the current Trump Administration may affect the FDA’s ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On June 10, 2025, Paul Bunn, Ph.D., a member of the board of directors, adopted a Rule 10b5-1 plan providing for the sale of up to 20,833 shares of the Company’s common stock. Pursuant to this plan, Dr. Bunn may sell shares of common stock beginning on October 9, 2025, subject to the terms of the plan, and the plan will terminate on or prior to October 8, 2026. The trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c).

On June 11, 2025, Michael Kauffman, Ph.D., the chairman of the board of directors, adopted a Rule 10b5-1 plan providing for the sale of up to 42,336 shares of the Company’s common stock. Pursuant to this plan, Dr. Kauffman may sell shares of common stock beginning on October 10, 2025, subject to the terms of the plan, and the plan will terminate on or prior to October 9, 2026. The trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c).

On June 18, 2025, Daniel Paterson, the chief executive officer and a member of the board of directors, adopted a Rule 10b5-1 plan providing for the sale of up to 31,970 shares of the Company’s common stock. Pursuant to this plan, Dr. Paterson may sell shares of common stock beginning on September 17, 2025, subject to the terms of the plan, and the plan will terminate on or prior to September 17, 2026. The trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c).

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

10.1*†		First Amendment to the License Agreement, dated April 3, 2025, by and between the Registrant and Pfizer Inc.
10.2†

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

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on August 7, 2025 (furnished herewith).
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Current Report on form 10-Q, formatted in Inline XBRL

*	Filed or furnished herewith.
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

VERASTEM, INC.
Date: August 7, 2025	By:	/s/ DANIEL W. PATERSON

Daniel W. Paterson
President and Chief Executive Officer
(Principal executive officer)

Date: August 7, 2025	By:	/s/ DANIEL CALKINS

Daniel Calkins
Chief Financial Officer
(Principal financial and accounting officer)