Form 10-Q
period 2025-09-30
Verastem, Inc.
filed 2025-11-04
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
OR
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

As of November 3, 2025 there were 66,776,006 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “believe,” “estimate,” “forecast,” “goal,” “potentially,” “project,” and other words of similar meaning All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our strategy, future operations, future financial position, including our ability to continue as a going concern through one year from the date of the financial statements for the quarter ended September 30, 2025, future revenues, projected costs, prospects, plans and objectives of management. Such statements relate to, among other things, the commercial success of our marketed product AVMAPKI™ FAKZYNJA™ CO-PACK (avutometinib capsules; defactinib tablets), the development and activity of our programs and product candidates, avutometinib (rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) program), defactinib (focal adhesion kinase (“FAK”) program), and VS-7375 (a selective oral KRAS G12D dual ON/OFF inhibitor), the structure and potential clinical value of our completed, planned and pending clinical trials, including the RAMP 201, RAMP 201J, RAMP 203, RAMP 205, RAMP 301 and VS-7375 trials; the timing of commencing and completing trials, including topline data reports, our interactions with regulators; the timeline and indications for clinical development, regulatory submissions and the potential for and timing of commercialization of our product candidates; the potential for additional development programs involving the Company’s lead compound and the potential market opportunities thereof; the expected outcome and benefits of our collaboration with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”) and the estimated addressable markets for, and anticipated market opportunities of our drug candidates.

Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statement. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the success in the development and potential commercialization of our product candidates, including avutometinib in combination with other compounds, including defactinib, LUMAKRAS® and others; and VS-7375; the uncertainties inherent in research and development, such as negative or unexpected results of clinical trials; the occurrence or timing of applications for our product candidates that may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve applications that may be filed for our product candidates and, if approved, whether our product candidates will be commercially successful in such jurisdictions; the impact of current and future healthcare reforms, including those affecting the delivery of or payment for healthcare products and services; our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding trial design, labeling and other matters that could affect the timing, availability or commercial potential of our product candidates; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; actions or advice of regulatory agencies to maintain regulatory approval of AVMAPKI FAKZYNJA CO-PACK; that the market opportunities of AVMAPKI FAKZYNJA CO-PACK are based on internal and third-party estimates which may prove to be incorrect; that third- party payors (including government agencies) may not reimburse; uncertainties related to the recent change in the U.S. presidential administration, including regulatory and policy changes that may adversely affect our business; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; risks associated with preliminary and interim data, which may not be representative of more mature data, including with respect to interim duration of therapy data; that our marketed products and product candidates may cause adverse safety events and/or unexpected concerns may arise from additional data or analysis, or result in unmanageable safety profiles as compared to their levels of efficacy; that we may be unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so; that we may not be able to confirm the results from the RAMP 201 study or expand the approved indication for AVMAPKI FAKZYNJA CO-PACK; that our product candidates may experience manufacturing or supply interruptions or failures; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on may fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for our product candidates; that we may be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates may take longer or cost more than planned, including as a result of conducting additional studies or our decisions regarding execution of such commercialization; that we may not have sufficient cash to fund our contemplated operations, including certain of our product development programs; that we may not attract and retain high quality personnel; that we or Pfizer, Inc. (“Pfizer”) may fail to fully perform under the license agreement covering certain Pfizer FAK inhibitors, including defactinib; that we or Chugai Pharmaceutical, Co. Ltd.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$137,706	$88,818
Accounts receivable, net	6,716	—
Inventory	1,794	—
Grant receivable	200	200
Prepaid expenses and other current assets	7,640	5,943
Total current assets	154,056	94,961
Property and equipment, net	20	32
Right-of-use asset, net	730	1,405
Restricted cash	—	241
Intangible assets, net	16,705	—
Other assets	5,341	4,899
Total assets	$176,852	$101,538
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$9,888	$4,026
Accrued expenses, short-term	44,721	25,952
Note payable	188	—
Vendor financing arrangement, short-term	4,122	—
Lease liability, short-term	793	995
Total current liabilities	59,712	30,973
Non-current liabilities:
Long-term debt	78,124	40,724
Vendor financing arrangement, long-term	6,250	—
Lease liability, long-term	—	535
Warrant liability	48,292	58,199
Total liabilities	192,378	130,431
Convertible preferred stock:
Series B Convertible Preferred Stock, $0.0001 par value; 944 shares designated at September 30, 2025 and December 31, 2024, respectively; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized:
Series A Convertible Preferred Stock, $0.0001 par value; 0 shares and 1,000 shares designated at September 30, 2025 and December 31, 2024, respectively, 0 shares and 1,000 shares issued and outstanding at September 30, 2025 and at December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 66,749 and 44,784 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	7	4
Additional paid-in capital	1,114,004	926,630
Accumulated other comprehensive income	2,545	—
Accumulated deficit	(1,132,082)	(955,527)
Total stockholders’ (deficit)	(15,526)	(28,893)
Total liabilities, convertible preferred stock and stockholders’ equity	$176,852	$101,538

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$11,242	$—	$13,379	$—
Sale of COPIKTRA license and related assets	—	—	—	10,000
Total revenue	11,242	—	13,379	10,000
Operating expenses:
Cost of sales - product	1,670	—	1,988	—
Cost of sales - intangible amortization	290	—	418	—
Research and development	28,989	24,754	82,925	60,523
Selling, general and administrative	21,008	12,276	56,702	32,843
Total operating expenses	51,957	37,030	142,033	93,366
Loss from operations	(40,715)	(37,030)	(128,654)	(83,366)
Other expense	(37)	(77)	(186)	(131)
Interest income	1,182	831	2,964	3,181
Interest expense	(319)	(1,148)	(723)	(3,416)
Loss on debt extinguishment	—	—	(1,826)	—
Change in fair value of preferred stock tranche liability	—	—	—	4,189
Change in fair value of warrant liability	(55,881)	13,457	(37,977)	13,457
Change in fair value of Notes	(2,748)	—	(10,153)	—
Net loss	$(98,518)	$(23,967)	$(176,555)	$(66,086)
Net loss per share—basic and diluted	$(1.35)	$(0.60)	$(2.73)	$(2.11)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	73,157	40,258	64,561	31,350

Net loss	$(98,518)	$(23,967)	$(176,555)	$(66,086)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(13)
Change in fair value of Notes attributable to instrument specific credit risk	2,745	—	(2,545)	—
Comprehensive loss	$(95,773)	$(23,967)	$(179,100)	$(66,099)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

(in thousands, except share data)

						Accumulated		Total
					Additional	other		stockholders'
	Series A Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	income	(deficit)	(deficit)
Balance at December 31, 2024	1,000,000	$—	44,784,350	$4	$926,630	$—	$(955,527)	$(28,893)
Net loss	—	—	—	—	—	—	(52,103)	(52,103)
Change in fair value of Notes attributable to instrument specific credit risk	—	—	—	—	—	6,639	—	6,639
Stock-based compensation expense	—	—	—	—	1,788	—	—	1,788
Issuance of common stock resulting from at-the-market transactions	—	—	4,000,000	1	22,735	—	—	22,736
Issuance of common stock resulting from vesting of restricted stock units	—	—	114,010	—	—	—	—	—
Issuance of common stock, net of issuance costs of $74K	—	—	1,416,939	—	7,426	—	—	7,426
Issuance of common stock upon exercise of warrants	—	—	1,166,666	—	9,952	—	—	9,952
Issuance of stock under Employee Stock Purchase Plan	—	—	8,033	—	22	—	—	22
Balance at March 31, 2025	1,000,000	$—	51,489,998	$5	$968,553	$6,639	$(1,007,630)	$(32,433)
Net loss	—	—	—	—	—	—	(25,934)	(25,934)
Change in fair value of Notes attributable to instrument specific credit risk	—	—	—	—	—	(1,349)	—	(1,349)
Stock-based compensation expense	—	—	—	—	3,413	—	—	3,413
Issuance of common stock resulting from vesting of restricted stock units	—	—	483,644	—	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	2,499,665	—	—	—	—	—
Issuance of common stock, and pre-funded warrants, net of issuance cost of $5,072	—	—	3,429,287	1	69,932	—	—	69,933
Issuance of common stock upon exercise of warrants	—	—	2,787,499	—	22,426	—	—	22,426
Issuance of common stock upon conversion of Series A Preferred Stock	(1,000,000)	—	833,332	—	—	—	—	—
Balance at June 30, 2025	—	$—	61,523,425	$6	$1,064,324	$5,290	$(1,033,564)	$36,056
Net Loss	—	—	—	—	—	—	(98,518)	(98,518)
Change in fair value of Notes attributable to instrument specific credit risk	—	—	—	—	—	(2,745)	—	(2,745)
Stock-based compensation expense	—	—	—	—	2,178	—	—	2,178
Issuance of common stock resulting from vesting of restricted stock units	—	—	44,023	—	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	—	—	8,308	—	29	—	—	29
Issuance of common stock from exercise of options	—	—	6,424	—	44	—	—	44
Issuance of common stock upon exercise of warrants	—	—	5,166,666	1	47,429	—	—	47,430
Balance at September 30, 2025	—	$—	66,748,846	$7	$1,114,004	$2,545	$(1,132,082)	$(15,526)

								Accumulated
							Additional	other		Total
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	(deficit)	equity
Balance at December 31, 2023	1,200,000	$21,159	1,000,000	$—	25,281,150	$3	$882,248	$13	$(824,890)	$57,374
Net loss	—	—	—	—	—	—	—	—	(33,863)	(33,863)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(17)	—	(17)
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	14,444	—	—	—	—	—
Issuance of common stock resulting from exercise of stock options	—	—	—	—	4,600		36			36
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	7,475	—	49	—	—	49
Stock-based compensation expense	—	—	—	—	—	—	1,483	—	—	1,483
Balance at March 31, 2024	1,200,000	$21,159	1,000,000	$—	25,307,669	$3	$883,816	$(4)	$(858,753)	$25,062
Net loss	—	—	—	—	—	—	—	—	(8,256)	(8,256)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	4	—	4
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	12,986	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,905	—	—	1,905
Issuance of common stock, and pre-funded warrants, net of issuance cost of $6,351	—	—	—	—	1,555,579	—	136	—	—	136
Balance at June 30, 2024	1,200,000	21,159	1,000,000	—	26,876,234	$3	$885,857	$—	$(867,009)	$18,851
Net loss	—	—	—	—	—	—	—	—	(23,967)	(23,967)
Issuance of common stock and pre-funded warrants, net of issuance costs of	—	—	—	—	13,333,334	1	14,220		—	14,221
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	44,300	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,935	—	—	1,935
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	7,756	—	20	—	—	20
Balance at September 30, 2024	1,200,000	21,159	1,000,000	—	40,261,624	$4	$902,032	$—	$(890,976)	$11,060

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2025	2024
Operating activities
Net loss	$(176,555)	$(66,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	19
Amortization of acquired intangible assets	418	—
Non-cash operating lease cost	(62)	(145)
Stock-based compensation expense	7,379	5,323
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	29	(212)
Change in fair value of preferred stock tranche liability	—	(4,189)
Change in fair value of warrant liability	37,977	(13,457)
Non-cash change in fair value of Notes	5,670	—
Loss on debt extinguishment	1,826	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,716)	—
Grant receivable	—	(200)
Inventory	(1,794)	—
Prepaid expenses, other current assets and other assets	(1,898)	(1,884)
Accounts payable	4,518	(2,746)
Accrued expenses and other liabilities	21,641	4,232
Deferred liabilities	—	(327)
Net cash used in operating activities	(107,555)	(79,672)
Investing activities
Purchases of property and equipment	—	(28)
Purchases of intangible asset	(8,279)	—
Maturities of investments	—	60,000
Net cash (used in) provided by investing activities	(8,279)	59,972
Financing activities
Proceeds from long-term debt	75,000	—
Repayment of long-term debt	(42,580)	—
Fees paid to Lenders for Loan Agreement amendment	—	(150)
Proceeds from insurance premium financing	1,180	1,298
Payments on insurance premium financing	(992)	(1,165)
Payments on deferred issuance costs	—	—
Proceeds from the exercise of stock options and employee stock purchase program	96	241
Proceeds from exercise of warrants	31,923	39,595
Proceeds from the issuance of common stock and pre-funded warrants, net	100,095	14,221
Net cash provided by financing activities	164,722	54,040
Increase in cash, cash equivalents and restricted cash	48,888	34,340
Cash, cash equivalents and restricted cash at beginning of period	89,059	79,076
Cash, cash equivalents and restricted cash at end of period	$137,947	$113,416
Supplemental disclosure of non-cash investing and financing activities
Conversion of warrant liability into additional paid-in capital upon warrant exercise	47,884	—
Purchases of intangible asset in accounts payable and accrued expenses	8,844	—

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

As of September 30, 2025, the Company had cash, cash equivalents, and investments of $137.7 million. In accordance with applicable accounting standards, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of the issuance of these condensed consolidated financial statements. The Company anticipates operating losses may continue for the foreseeable future and the Company continues to incur operating costs to execute its strategic plan, including costs related to research and development of its product candidates and commercial activities. As a result of the assessment in accordance with the applicable accounting standards, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for 12 months after the date the condensed consolidated financial statements are issued.

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the nine months ended September 30, 2025, there were no material changes to the significant accounting policies, except for significant accounting policies over product revenue, net, accounts receivable, net, inventory and intangible assets, each of which is detailed below.

Product Revenue, Net – The Company sells AVMAPKI FAKZYNJA CO-PACK to a limited number of specialty pharmacies and specialty distributors in the United States. The specialty pharmacies dispense AVMAPKI FAKZYNJA CO-PACK directly to patients while the specialty distributors resell AVMAPKI FAKZYNJA CO-PACK to healthcare entities who then resell AVMAPKI FAKZYNJA CO-PACK to patients. In addition to distribution agreements with specialty distributors, the Company also enters into arrangements with (1) certain government agencies and various private organizations (“Third-Party Purchasers”), which may provide for chargebacks or discounts with respect to the purchase of AVMAPKI FAKZYNJA CO-PACK, and (2) Medicare and Medicaid, which may provide for certain rebates with respect to their reimbursment of AVMAPKI FAKZYNJA CO-PACK.

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

The amount of variable consideration included within a transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. The Company’s analyses contemplate the application of the constraint in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). For the nine months ended September 30, 2025, the Company determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, transaction prices would not be reduced further. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: The Company generally provides customers with invoice discounts on sales of AVMAPKI FAKZYNJA CO-PACK for prompt payment and other discounts, which are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates its specialty pharmacy and specialty distributor customers for sales order management, data, distribution, and certain other services. The Company has determined such services are not distinct from the Company’s sale of AVMAPKI FAKZYNJA CO-PACK to the specialty pharmacy and specialty distributor customers and, therefore, these payments have also been recorded as a reduction of revenue within the condensed consolidated statements of operations and comprehensive loss.

Third-Party Payer Chargebacks, Discounts and Fees: The Company executes contracts with Third-Party Purchasers which allow for eligible purchases of AVMAPKI FAKZYNJA CO-PACK at prices lower than the wholesale acquisition cost. In some cases, customers will charge the Company for the difference between what they pay for AVMAPKI FAKZYNJA CO-PACK and the ultimate selling price to the Third-Party Purchasers to whom they sell the product. Reserves will generally be established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts will generally be determined at the time of resale to the qualified Third-Party Purchasers by customers, and the Company generally will issue credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. The reserves for chargebacks are expected to consist of credits that the Company expects to issue for units that remain in customer inventories at the end of each reporting period that the Company expects will be sold to Third-Party Purchasers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit.

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

Product Returns: Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company either directly or through one of its distribution channels. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel.

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

As of September 30, 2025, the Company has not received any returns.

Accounts Receivable, Net

Accounts receivable, net consists of amounts due from customers, net of applicable revenue reserves. Accounts receivable have standard payments that generally require payment within 30 to 90 days. Management determines the allowance for credit loss by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Based on our latest assessment of the collectability of the Company’s accounts receivable, an allowance for credit loss is not deemed necessary at September 30, 2025.

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

Recently issued accounting standards updates

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for all annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 will be effective for the Company beginning with its 2025 annual financial statements. The Company is in the process of evaluating the impact that the adoption of this ASU may have on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact that the adoption of this ASU may have on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This standard modernizes the accounting for internal-use software by removing references to prescriptive development stages and instead requiring capitalization of costs once (1) management has authorized and committed to funding the software project, and (2) it is probable the project will be completed and placed in service. Entities must evaluate whether there is “significant development uncertainty,” such as unresolved novel functionality or substantially revised performance requirements, before meeting this capitalization threshold. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within such annual reporting periods, with early adoption permitted. Entities may adopt the amendments prospectively, retrospectively, or under a modified transition approach. The Company is in the process of evaluating the impact that the adoption of this ASU may have on its condensed consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the condensed consolidated financial statements upon future adoption.

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of September 30, 2025, the Company’s cash, cash equivalents and investments were deposited at four financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of September 30, 2025 there were six customers that cumulatively made 100% of the Company’s trade accounts receivable balance and two customers who cumulatively made up more than 60% of the Company’s trade accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any trade accounts receivable balances are assured.

For each of the three and nine months ended September 30, 2025, there were two customers who each individually accounted for greater than 10% of the Company’s total revenues. These two customers accounted for revenues of $9.7 million and $11.5 million, respectively, for the three and nine months ended September 30, 2025.

Proceeds from Grants

In May 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is supporting a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 trial is evaluating whether combining avutometinib (to target KRAS mutant, which is found in more than 90% of pancreatic adenocarcinomas), and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with such pancreatic cancers. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the Company recognizes as expenses the related costs for which the grants are intended to compensate. Eligible expenses incurred in excess of grant payments received up to the total amount of the PanCAN Grant are recorded as a grant receivable. Through September 30, 2025, the Company has received $4.1 million of cash proceeds which was initially recorded as deferred liabilities on the balance sheet. The Company recorded $0.0 million of the proceeds as a reduction of research and development expense for both the three and nine months ended September 30, 2025. As of September 30, 2025, and December 31, 2024, the company recorded a grant receivable of $0.2 million related to the PanCAN Grant in the condensed consolidated and consolidated balance sheets.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$137,706	$88,818
Restricted cash	241	241
Total cash, cash equivalents and restricted cash	$137,947	$89,059

Amounts included in restricted cash as of September 30, 2025 and December 31, 2024 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. The letters of credit are included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2025, and in non-current restricted cash as of December 31, 2024.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$81,151	$81,151	$—	$—
Total financial assets	$81,151	$81,151	$—	$—
Warrant liability	$48,292	$—	$—	$48,292
Notes	$78,124	$—	$—	$78,124
Total financial liabilities	$126,416	$—	$—	$126,416

	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$63,304	$63,304	$—	$—
Total financial assets	$63,304	$63,304	$—	$—
Warrant liability	$58,199	$—	$—	$58,199
Total financial liabilities	$58,199	$—	$—	$58,199

The Company’s cash equivalents consist of U.S. Government money market funds. The cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2025, or December 31, 2024.

Warrant Liability

A warrant liability was recorded as a result the July 2024 Offering (as defined herein) (see Note 15. Capital Stock). The fair value measurement of the warrant liability is classified as Level 3 under the fair value hierarchy. The fair value of the warrant liability at inception and September 30, 2025, was determined using the Black-Scholes valuation model. The inputs to the Black-Scholes valuation model include the risk-free rate, stock price volatility, expected dividends and remaining term. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

Below are the inputs used to value the warrant liability at December 31, 2024 and September 30, 2025:

	December 31, 2024	September 30, 2025
Risk-free interest rate	4.17%	4.02%
Volatility	137%	77%
Dividend yield	—	—
Remaining term (years)	1.1	0.3

The following table represents a reconciliation of the warrant liability (in thousands):

December 31, 2024	$58,199
Fair value of warrants exercised	(47,884)
Fair value adjustment	37,977
September 30, 2025	$48,292

Note Purchase Agreement

The fair value of the Notes pursuant to the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal, Repayment Amount, and Revenue Participation Payments (each as defined in the Note Purchase Agreement) (see Note 10. Debt). The fair value measurement is based on significant Level 3 unobservable inputs such as the probability and timing of Revenue Participation Payments, Repayment Amount, and the discount rate. The Company determined the fair value of the Notes utilizing a discounted cash flow model of estimated future payments including interest, principal, Repayment Amount and Revenue Participation Payments utilizing a discount rate calculated as the term matched risk-free rate plus credit spread. At January 13, 2025, the Company utilized a discount rate between 11.9%-12.4% and at September 30, 2025, the Company utilized a discount rate between 12.8%-13.2%. The fair value of the Notes at September 30, 2025 was determined to be $78.1 million which differed from the contractual principal amount of $75.0 million by $3.1 million. Significant increases or decreases in any of these inputs in isolation could result in a significantly lower or higher fair value measurement.

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

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	September 30,
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$137,947	$—	$—	$137,947
Total cash, cash equivalents & restricted cash	$137,947	$—	$—	$137,947

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$89,059	$—	$—	$89,059
Total cash, cash equivalents & restricted cash	$89,059	$—	$—	$89,059

There were no realized gains or losses on investments for the three or nine months ended September 30, 2025 or September 30, 2024. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's investments. Accrued interest receivable of $0.1 million is presented within prepaid expenses and other current assets on the condensed consolidated balance sheets on September 30, 2025. There was no accrued interest receivable on December 31, 2024. There were no securities in an unrealized loss position as of September 30, 2025, or December 31, 2024.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Accrued clinical trial expenses	$13,086	$10,915
Accrued contract manufacturing expenses	5,360	3,748
Accrued other research and development expenses	2,017	1,359
Accrued compensation and related benefits	7,809	6,245
Accrued professional fees	663	620
Accrued consulting fees	1,437	1,613
Accrued interest	—	316
Accrued commercialization costs	4,632	803
Accrued milestone payments & royalties	9,549	—
Accrued other	168	333
Total accrued expenses	$44,721	$25,952

7. Product revenue reserves and allowances

Since 2025, the Company’s sole source of product revenue has been from sales of AVMAPKI FAKZYNJA CO-PACK in the United States. The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2025 (in thousands):

	Trade	Third Party Payer	Government
	discounts	chargebacks,	rebates and
	and	discounts	other
	allowances	and fees	incentives	Returns	Total
Balance at December 31, 2024	$—	$—	$—	$—	$—
Provision related to sales in the current year	467	231	2,035	165	2,898
Adjustments related to prior period sales	—	—	—	—	—
Credits and payments made	(315)	(15)	(108)	—	(438)
Ending balance at September 30, 2025	$152	$216	$1,927	$165	$2,460

Trade discounts and Payer chargebacks and discounts are recorded as a reduction to accounts receivable, net on the condensed consolidated balance sheets. Trade allowances and Payer fees, government rebates, other incentives and returns are recorded as a component of accrued expenses on the condensed consolidated balance sheets.

8. Inventory

Inventory consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$—	$—
Work in process	1,780	—
Finished goods	14	—
Total inventory	$1,794	$—

At September 30, 2025, all of our inventory was related to AVMAPKI and FAKZYNJA. In May 2025, the FDA approved AVMAPKI FAKZYNJA CO-PACK, at which time the Company began to capitalize costs to manufacture AVMAPKI FAKZYNJA CO-PACK. Prior to FDA approval of AVMAPKI FAKZYNJA CO-PACK, all costs related to the manufacturing of AVMAPKI and FAKZYNJA and related material were charged to research and development expense in the period incurred. At September 30, 2025, we determined that a reserve related to inventory was not required.

9. Intangible Assets

The Company’s intangible assets consist of the following (in thousands):

	September 30, 2025	Weighted-Average Remaining Amortization Period (Years)
Acquired and in-licensed rights	$17,123	15.0 years
Less: accumulated amortization	(418)
Total intangible assets, net	$16,705

The Company's finite-lived intangible assets are the result of milestone payments due under the Pfizer Agreement (defined herein) and the License Agreement (defined herein). Refer to Note 18. License, collaboration and commercial agreements for further discussion of the Pfizer Agreement and License Agreement.

The Company recorded approximately $0.3 million and $0.4 million in cost of sales – intangible amortization expense related to finite-lived intangible assets during the three and nine months ended September 30, 2025, respectively, using straight-line methodology. Estimated future cost of sales- intangible amortization expense for finite-lived intangible assets as of September 30, 2025 is as follows (in thousands):

Year ending December 31,	Amount
2025 (remaining three months)	278
2026	1,117
2027	1,117
2028	1,117
2029	1,117
Thereafter	11,959
Total future amortization	$16,705

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

The outstanding principal amount of the Notes bear interest at a rate per annum equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, subject to adjustment in certain circumstances set forth in the Note Purchase Agreement and an overall cap of 9.75%, payable quarterly in arrears until the seventh anniversary of the Closing Date or the date on which all amounts owing to the Purchasers under the Note Purchase Agreement have been paid in full (the “Maturity Date”). For the first eight (8) quarters following the Closing Date, at the Company’s option, up to 50% of the interest due may be paid-in-kind and added to the then-outstanding principal balance of the Notes. Through September 30, 2025, the Company has not elected to defer any interest through its paid-in-kind option. Upon the occurrence and during the continuance of an Event of Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement, the then-applicable interest rate on all outstanding obligations may be increased by an additional 5.00%.

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

The Company assessed the terms and features of the Note Purchase Agreement and determined that the Company is eligible to elect the fair value option under ASC 825, Financial Instruments. The Note Purchase Agreement contains various embedded features and the election of the fair value option allows the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issuance date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Note Purchase Agreement, which include accrued interest, if any, are recorded as a component of change in fair value of Notes in the condensed consolidated statements of operations. The Company has not elected to present interest expense separately from changes in fair value and therefore will not separately present interest expense associated with the Note Purchase Agreement. Changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss within the condensed statements of equity (deficit). The portion of total changes in fair value of Notes attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive loss. Under the fair value option, debt issuance costs are expensed as incurred. The Company incurred $0.8 million of debt issuance costs, of which $0.0 million and $0.8 million were recorded within selling, general and administrative expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

The Company determined the fair value of the Notes on January 13, 2025 was $75.0 million. The following table reconciles the change in fair value of the Notes during the nine months ended September 30, 2025 (in thousands):

Beginning fair value balance at January 13, 2025	$75,000
Change in fair value reported in statements of operations	10,153
Change in fair value reported in comprehensive loss	(2,545)
Interest and revenue participation payments	(4,484)
Ending fair value at September 30, 2025	$78,124

As of September 30, 2025, future principal payments under the Note Purchase Agreement are due as follows (in thousands):

2025	—
2026	—
2027	—
2028	—
2029	—
2030	—
2031	37,500
2032	37,500
Total principal payments	$75,000

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

Substantially concurrently with the closing of the Note Purchase Agreement, on January 13, 2025, the Company terminated its Loan Agreement and repaid in full the balance of its obligations under the Loan Agreement of approximately $42.7 million (the “Payoff Amount”). The Payoff Amount included the Final Payment Fee of $2.0 million, which was due at the earlier of prepayment or loan maturity, and certain prepayment fees as set forth in the Loan Agreement, a prepayment penalty fee of $0.6 million, and unpaid interest of $0.1 million. Upon the Lender’s receipt of the Payoff Amount, the Loan Agreement was terminated along with the Lender’s commitment to provide funding under any future term loans.  All liens on the Company’s assets to secure the loans under the Loan Agreement have been terminated and released. The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Term Loan on January 13, 2025 by $1.8 million. As a result the Company recorded a loss on debt extinguishment of $1.8 million included in the condensed statements of operations and comprehensive loss for the nine months ended September 30, 2025.

The debt issuance costs and the Final Payment Fee have been recorded as a debt discount which were accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the Term Loan as of December 31, 2024, are detailed below (in thousands):

December 31, 2024
Principal loan balance	$40,000
Final Payment Fee	1,172
Debt issuance costs, net of accretion	(448)
Total Long-term debt, net of discount	40,724

The following table sets forth total interest expense for the three and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Contractual Interest	$319	$947	$694	$2,835
Amortization of debt discount and issuance costs	—	71	29	204
Amortization of Final Payment Fee	—	130	—	377
Total	$319	$1,148	$723	$3,416

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

As of September 30, 2025, a right-of-use asset of $0.7 million and lease liability of $0.8 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Lease Expense
Operating lease expense	$255	$221	$756	$664
Total Lease Expense	$255	$221	$756	$664
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$273	$273	$819	$808

September 30, 2025
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	0.7
Weighted average discount rate	9.8%
Maturity Analysis
2025	273
2026	546
Total	$819
Less: Present value discount	(26)
Lease Liability	$793

12. Notes Payable

In January 2025, the Company entered into a finance agreement with FIRST Insurance Funding (“First Insurance”). Pursuant to the terms of the agreement, First Insurance loaned the Company the principal amount of $1.2 million, which accrues interest at 6.9% per annum, to fund a portion of the Company’s insurance policies. Pursuant to the agreement with First Insurance, the Company made an initial payment of $0.3 million and is required to make monthly payments of $0.1 million through November 2025 including principal and interest. The agreement assigns First Insurance a first priority lien and security interest in the financed insurance policies. The outstanding balance at September 30, 2025 was $0.2 million recorded as note payable on the condensed consolidated balance sheets.

13. Vendor Financing Arrangement

The Company and IQVIA, Inc. (“IQVIA”) have entered into a master services agreement (“IQVIA Master Services Agreement”) for the Company’s strategic collaboration with IQVIA to leverage IQVIA’s infrastructure and established commercialization solutions to complement the Company’s launch strategy for AVMAPKI FAKZYNJA CO-PACK in patients with KRAS mutant recurrent LGSOC. Pursuant to the IQVIA Master Services Agreement, the Company has extended payment terms with respect to a portion of the services provided and has recorded a vendor financing arrangement liability of $10.4 million as of September 30, 2025. The Company expects to pay the amounts recorded as vendor financing arrangement liabilities during 2026. The Company has recorded interest expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, associated with the extended payment terms.

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

The table below is a summary of segment net loss including significant segment expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$11,242	$—	$13,379	$—
Sale of COPIKTRA license and related assets(1)	—	—	—	10,000
Expenses:
Cost of sales - product	1,670	—	1,988	—
Cost of sales - intangible amortization	290	—	418	—
Research and development expenses(2)	28,412	24,177	80,938	58,383
Commercial expenses(2)	9,594	2,170	22,282	8,421
Medical affairs expenses(2)	3,047	1,291	7,615	3,833
General and administrative expenses(2)	6,764	7,440	21,414	16,767
Stock-based compensation expense	2,178	1,935	7,379	5,323
Depreciation expense	2	7	12	19
Interest income	(1,182)	(831)	(2,964)	(3,181)
Interest expense	319	1,148	723	3,416
Loss on debt extinguishment	—	—	1,826	—
Change in fair value of preferred stock tranche liability	—	—	—	(4,189)
Change in fair value of warrant liability	55,881	(13,457)	37,977	(13,457)
Change in fair value of Notes	2,748	—	10,153	—
Other segment items(3)	37	87	173	751
Net loss	$(98,518)	$(23,967)	$(176,555)	$(66,086)

(1)	The Company’s revenue is comprised of milestones and royalties received pursuant to the Secura APA for which the Company has completed its performance obligations in 2020. See Note 18. License, collaboration and commercial agreements for further discussion.
(2)	This category is exclusive of non-cash stock-based compensation and severance expense.
(3)	Other segment items primarily include severance expense and transactions losses and gains due to foreign currency fluctuations.

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

Stock Purchase Agreement

In connection with the Note Purchase Agreement, on January 13, 2025, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the certain funds managed by Oberland and affiliates thereof (the “SPA Investors”), pursuant to which the SPA Investors purchased an aggregate of 1,416,939 shares of the Company’s common stock, at a price of $5.2931 per share, based on the trailing 30-trading day volume-weighted average price of the Company’s common stock, as of the date of the Stock Purchase Agreement. The Company received net proceeds of $7.4 million after deducting for offering costs which was recorded as component of permanent equity during the nine months ended September 30, 2025. In addition, pursuant to the Stock Purchase Agreement, the Company granted the SPA Investors, for a period of three years following the closing on January 13, 2025, a right to participate in any equity offerings consummated by the Company in an amount up to $2.5 million, subject to certain limitations and exclusions set out in the Stock Purchase Agreement.

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

The Warrants meet the definition of a derivative pursuant to FASB Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and do not meet the derivative scope exception given the Warrants do not qualify under the indexation guidance. As a result, the Warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model with subsequent changes in fair value recorded in earnings. The Warrants were recorded at a fair value of $39.6 million upon issuance and the Company allocated $39.6 million of the proceeds as warrant liability. In December 2024, 250,000 Warrants were exercised for 250,000 shares of common stock. The fair value of the 250,000 Warrants at the exercise date was $0.5 million, which was reclassified from warrant liability to additional paid-in capital during the forth quarter of 2024. In March 2025, 1,166,666 Warrants were exercised for 1,166,666 shares of common stock. The fair value of the 1,166,666 Warrants on their exercise dates was $5.9 million, which was reclassified from warrant liability to additional paid-in capital. In May 2025, 2,787,499 Warrants were exercised for 2,787,499 shares of common stock. The fair value of the 2,787,499 Warrants on their exercise dates was $12.7 million, which was reclassified from warrant liability to additional paid-in capital during the second quarter of 2025. During the third quarter of 2025, 5,166,666 Warrants were exercised for 5,166,666 shares of common stock. The fair value of the 5,166,666 Warrants on their exercise dates was $29.3 million, which was reclassified from warrant liability to additional paid-in capital during the third quarter of 2025. On September 30, 2025, the fair value of the 8,962,503 outstanding Warrants was determined to be $48.3 million and the Company recorded this amount as warrant liability on the condensed consolidated balance sheets. The Company recorded the mark-to-market adjustment of $34.5 million and $50.0 million for the three and nine months ended September 30, 2025, respectively under change in fair value of warrant liability within the condensed consolidated statements of operations and loss.

The July 2024 Pre-Funded Warrants cannot require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock and Warrants with which they were issued, are immediately exercisable, and do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the July 2024 Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the July 2024 Pre-Funded Warrants are classified as a component of permanent equity. The Company allocated $15.4 million of the proceeds to the July 2024 Pre-Funded Warrants and shares of common stock issued. During the second quarter of 2025, the holders exercised 2,500,000 July 2024 Pre-Funded Warrants, exercise price $0.001 per share, via cashless exercise resulting in the issuance of 2,499,665 shares of common stock. During the third quarter of 2025, no July 2024 Pre-Funded Warrants were exercised.

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

During the second quarter of 2024, the holders exercised all of the June 2023 Pre-Funded Warrants representing 1,538,591 underlying shares of common stock, at an exercise price $0.0001 per share, via cashless exercise resulting in the issuance of 1,538,201 shares of common stock. As of September 30, 2025, there were no June 2023 Pre-Funded Warrants outstanding.

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

The Company initially classified the first tranche of the Series B Convertible Preferred Stock as temporary equity in the consolidated balance sheets as the Company could have been required to redeem the Series B Convertible Preferred Stock if the Company could not convert the Series B Convertible Preferred Stock into shares of common stock for any reason, including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company which is not solely in the control of the Company. If the Company was required to redeem the Series B Convertible Preferred Stock, it would have been based upon the volume-weighted-average price of common stock on an as converted basis on the date the holders provided a conversion notice to the Company. On October 18, 2024, holders of the Series B Convertible Preferred Stock elected to convert 1,200,000 shares of Series B Convertible Preferred Stock for 4,236,568 shares of the Company’s common stock and consequently, the Company issued 4,236,568 shares of its common stock to holders of the Series B Convertible Preferred Stock. Upon conversion, the Company reclassified $21.2 million from Series B Convertible Preferred Stock to common stock and additional paid in capital on the consolidated balance sheet. As of September 30, 2025, there were no shares of Series B Convertible Preferred Stock outstanding.

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

The Company evaluated the Series A Convertible Preferred Stock for liability or equity classification under ASC 480 and determined that equity treatment was appropriate because the Series A Convertible Preferred Stock did not meet the definition of the liability under ASC 480. Additionally, the Series A Convertible Preferred Stock were not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within control of the Company. As such, the Company recorded the Series A Convertible Preferred Stock as permanent equity.

In June 2025, holders of the Series A Convertible Preferred Stock elected to convert all 1,000,000 shares of Series A Convertible Preferred Stock for 833,332 shares of the Company’s common stock and consequently, the Company issued 833,332 shares of its common stock to holders of the Series A Convertible Preferred Stock. As of September 30, 2025, there were no shares of Series A Convertible Preferred Stock outstanding.

At-the-market equity offering program

In August 2021, the Company entered into a sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). In August 2025, the Company entered into a separate sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2025 ATM” and together with the August 2021 ATM, the “ATM Programs”). During the three and nine months ended September 30, 2025, the Company sold 0 shares and 4,000,000 shares, respectively, under the ATM Programs for net proceeds of approximately $0.0 million and

$22.7 million, respectively, after deducting commissions and other offering expenses. There were no shares sold under the ATM Programs for the nine months ended September 30, 2024.

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

Stock options

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2025 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2024	2,479,037	$11.43	8.3	$843
Granted	599,500	6.07
Exercised/Released	(6,424)	6.93
Forfeited/cancelled	(108,812)	6.23
Expired	(625)	95.88
Outstanding at September 30, 2025	2,962,676	$10.52	7.9	$4,743
Vested at September 30, 2025	1,463,081	$13.11	7.2	$1,927

The fair value of each stock option granted during the nine months ended September 30, 2025 and 2024 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Nine months ended September 30,
	2025	2024
Risk-free interest rate	3.98%	4.14%
Volatility	107%	98%
Dividend yield	—	—
Expected term (years)	5.9	5.8

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the nine months ended September 30, 2025 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2024	1,010,233	$6.29
Granted	1,132,374	$5.73
Vested	(642,000)	$5.97
Forfeited/cancelled	(45,539)	$7.31
Outstanding at September 30, 2025	1,455,068	$5.96

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

	Nine months ended September 30,
	2025	2024
Risk-free interest rate	4.29%	5.31%
Volatility	87%	115%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the nine months ended September 30, 2025 and 2024, the Company recognized less than $0.1 million in each period of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the nine months ended September 30, 2025, the Company issued 16,341 shares of common stock for proceeds of $0.1 million under the Amended and Restated 2018 ESPP.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Outstanding stock options	2,962,676	2,376,932	2,962,676	2,376,932
Outstanding restricted stock units	1,455,068	1,045,358	1,455,068	1,045,358
Warrants	8,962,503	18,333,334	8,962,503	18,333,334
Employee stock purchase plan	9,468	8,088	9,468	8,088
Series A Convertible Preferred Stock	—	833,333	—	833,333
Series B Convertible Preferred Stock	—	4,236,570	—	4,236,570
Total potentially dilutive securities	13,389,715	26,833,615	13,389,715	26,833,615

18. License, collaboration and commercial agreements

Pfizer, Inc.

On July 11, 2012, the Company entered into a license agreement (the “Pfizer Agreement”) with Pfizer (“Pfizer”) under which Pfizer granted the Company worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer’s inhibitors of FAK, including defactinib, for all therapeutic, diagnostic and prophylactic uses in humans. The Company has the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions.

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

License Agreement

In the second quarter of 2025, the Company entered into an agreement with a third party to obtain an exclusive license for certain patents and intellectual property related to avutometinib and defactinib (the “License Agreement”). This agreement covers one of the four patent families that the Company has exclusively licensed and are owned by either Chugai or the third party. Pursuant to the License Agreement, the Company became obligated to pay $2.1 million in the nine months ended September 30, 2025 and is further obligated to pay up to $2.3 million upon achievement of certain milestones. The future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved.

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

The Company expensed $6.0 million in January 2025, related to the GenFleet Option payment made within research and development expense in the condensed consolidated statements of operations and comprehensive loss. The other future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved. If the Company elects to exercise further GenFleet Options, the related payment will be recognized if and when each respective GenFleet Option is elected.

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

The Company evaluated the Secura APA in accordance ASC 606 as the Company concluded that the counterparty, Secura, is a customer. The Company identified a bundled performance obligation consisting of delivery of the duvelisib global license and intellectual property, certain existing duvelisib inventory, certain duvelisib contracts and clinical trials, certain regulatory approvals, and certain regulatory documentation and books and records (the “Bundled Secura Performance Obligation”).

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

During the three and nine months ended September 30, 2025, the Company has not recognized any revenue associated with the Secura APA. During the three months ended June 30, 2024, Secura achieved $100.0 million of total worldwide net sales of COPIKTRA which triggered a $10.0 million sales milestone payment to the Company under the Secura APA. The Company received the $10.0 million milestone payment in July 2024. During the three and nine months ended September 30, 2024, the Company recognized $0.0 million and $10.0 million, respectively, of sale of COPIKTRA license and related assets revenue within the statements of operations and comprehensive loss. The Company determined all future potential milestones and royalties were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of September 30, 2025. As part of the Company’s evaluation of the constraint, the Company considered several factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for an extended period of time. All future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

19. Income taxes

The Company did not record a federal or state income tax provision or benefit for the nine months ended September 30, 2025 or 2024, due to the expected loss before income taxes to be incurred for the years ended December 31, 2025 and 2024, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

20. Commitments and contingencies

The Company entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts. Please refer to Note 11. Leases for further details regarding the minimum aggregate future lease commitments as of September 30, 2025. In conjunction with the execution of the February 2018 Amended Lease Agreement and November 2024 Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of September 30, 2025. The amount is included in prepaid expenses and other current assets on the consolidated balance sheets as of September 30, 2025.

As of September 30, 2025, the Company has committed to spend approximately $55.6 million under the IQVIA Master Services Agreement which the Company expects to spend in the next three to four years. As of September 30, 2025, approximately $14.0 million of this commitment is included within vendor financing arrangements, accrued expenses, and accounts payable on the condensed balance sheet. Pursuant to the terms of various other agreements, the Company may be required to pay various development, regulatory and commercial milestones. In addition, the Company may be required to pay significant royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring.

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

Avutometinib and Defactinib

On May 8, 2025, the FDA approved AVMAPKI FAKZYNJA CO-PACK for the treatment of adult patients with “KRAS mt” recurrent LGSOC who received prior systemic therapy. The KRAS mutant recurrent LGSOC indication has been granted approval by the FDA under the accelerated approval pathway based on the tumor response rate and duration of response. Continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial.

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

Avutometinib and Defactinib Combination in LGSOC

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

In December 2023, we announced the initiation of a confirmatory Phase 3 trial to evaluate the combination of avutometinib and defactinib for the treatment of patients with recurrent LGSOC entitled RAMP 301. RAMP 301 is a randomized global confirmatory trial, which is evaluating the efficacy and safety of avutometinib and defactinib versus standard of care chemotherapy or hormonal therapy in patients with recurrent LGSOC with and without a KRAS mutation. RAMP 301 will serve as the confirmatory study required by the FDA for the combination of avutometinib and defactinib for the initial indication of recurrent KRAS mutant LGSOC to potentially receive full approval and has the potential to support an expanded indication regardless of KRAS mutation status. RAMP 301 is a global study with enrollment open in the United States, Australia, Canada, Europe, United Kingdom, New Zealand, Japan, and Korea.

Enrollment of the planned 270 patients was completed a full quarter early in September of 2025. A pre-planned Interim Analysis by an Independent Data Monitoring Committee (“IDMC”) was completed, and the IDMC recommended a modest one-time increase in enrollment to the RAMP 301 trial of 29 patients across KRAS mutation status. We expect to complete enrollment of the IDMC recommended patients by the first quarter of 2026.

On May 8, 2025, the FDA approved AVMAPKI FAKZYNJA CO-PACK in advance of its Prescription Drug User Fee Act or PDUFA action date. Following this approval, we submitted a letter to the National Comprehensive Cancer Network (“NCCN”) seeking inclusion of avutometinib plus defactinib combination therapy in its LGSOC treatment guidelines. NCCN included AVMAPKI FAKZYNJA CO-PACK in its LGSOC treatment guidelines consistent with the product’s approved indication. In July 2025, we submitted to NCCN the publications for RAMP 201 and FRAME in support of our request to NCCN that they consider the inclusion of AVMAPKI FAKZYNJA CO-PACK in its LGSOC treatment guidelines for the KRAS wild-type population evaluated in these trials. We were informed that our submission would be reviewed at the NCCN Committee for Ovarian Cancer annual meeting, which was held in October 2025. The results from the meeting have not yet been made public.

In October 2024, the Japanese Gynecologic Oncology Group dosed the first patient in a Phase 2 trial called RAMP 201J, evaluating the safety and efficacy of avutometinib in combination with defactinib in recurrent LGSOC in Japan. Preliminary safety and efficacy results from the Phase 2 RAMP 201J trial in Japan was accepted as an E-Poster at the International Gynecologic Cancer Society 2025 Annual Meeting. In the published abstract, with a data extract date of April 11, 2025, no dose limiting toxicities were observed and avutometinib and defactinib drug exposure levels were comparable to those observed in the global RAMP 201 study. Additional data, including efficacy (response rates) and updated safety will be available on November 5, 2025, when the embargo lifts.

Phase 1/2 Trial (known as RAMP 203 Study) - Avutometinib and Defactinib in Combination with Amgen’s LUMAKRAS (Sotorasib) in Patients with KRAS G12C NSCLC

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (“Amgen”) to evaluate the combination of avutometinib with Amgen’s KRAS G12C inhibitor LUMAKRAS® (sotorasib) in a Phase 1/2 study entitled RAMP 203. The Phase 1/2 trial began evaluating the safety, tolerability and efficacy of avutometinib in combination with LUMAKRAS in patients with KRAS G12C non-small cell lung cancer (“NSCLC”) who have not been previously treated with a KRAS G12C inhibitor, as well as in patients who have progressed on a KRAS G12C inhibitor. The trial built upon initial preclinical data showing enhanced anti-tumor efficacy with the combination of LUMAKRAS (KRAS G12C inhibition) and avutometinib (RAF/MEK inhibition) relative to either agent alone. In January 2024, the FDA granted fast track designation for combination of avutometinib and LUMAKRAS for the treatment of patients with KRAS G12C-mutant metastatic NSCLC who have received at least one prior systemic therapy and have not been previously treated with a KRAS G12C inhibitor. The RAMP 203 study has progressed to the recommended Phase 2 dose of 4 mg avutometinib in combination with 960 mg of LUMAKRAS for the doublet of avutometinib and LUMAKRAS. Enrollment of patients without prior G12C treatment and patients who have experienced disease progression on a KRAS G12C inhibitor in the doublet dose expansion phase has been completed. Patients in both doublet cohorts continue to be followed for safety and efficacy.

Based on emerging data demonstrating improved tumor regressions in KRAS G12C-mutant NSCLC preclinical models when a FAK inhibitor is combined with a G12C inhibitor and avutometinib, defactinib was added to the RAMP 203 study in new triplet cohorts in 2024. In December 2024, we announced three patients whose cancer previously progressed on a G12C inhibitor have been treated with the triplet combination of sotorasib 960 mg administered daily (“QD”) on a continuous schedule and avutometinib 3.2 mg twice-weekly plus defactinib 200 mg twice-daily. Avutometinib and defactinib are administered on a three out of four weeks schedule. There were no dose limiting toxicities observed in the first triplet combination cohort. Planned dose level evaluation cohorts for the triplet combination completed enrollment in first quarter of 2025. We expect to present an interim update of safety and efficacy from both the doublet and triplet data in the fourth quarter of 2025.

Phase 1/2 Trial (known as RAMP 205 Study) - Avutometinib and Defactinib in Combination with Gemcitabine/Nab-Paclitaxel in Patients with Metastatic Adenocarcinoma of the Pancreas

In May 2022, we received the first “Therapeutic Accelerator Award” from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million. The grant is supporting a Phase 1b/2 clinical trial of avutometinib in combination with defactinib entitled RAMP 205. RAMP 205 is evaluating the safety, tolerability and efficacy of avutometinib and defactinib in combination with GEMZAR® (gemcitabine) and ABRAXANE® (Nab-paclitaxel) in patients with previously untreated metastatic adenocarcinoma of the pancreas. The RAMP 205 trial is evaluating whether combining avutometinib (to target mutant KRAS which is mutated in more than 90% of pancreatic adenocarcinomas) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with pancreatic adenocarcinoma. In August 2022, PanCAN agreed to provide us with an additional $0.5 million for the collection and translational analysis of patient samples. Combination dose evaluation is ongoing.

A dose level “0” has been added to the RAMP 205 study protocol that evaluates 3.2 mg of avutometinib twice a week, 200 mg of defactinib twice a day for three weeks out of every four weeks with 800 mg/m2 of gemcitabine and 100 mg/m2 of Nab-paclitaxel on a schedule of day 1, day 8, and day 15. All dose levels have been expanded to 12 patients each, including six additional patients recently enrolled to dose level 1, where it was reported five out of six patients reported an objective response rate at the American Society of Clinical Oncology (“ASCO”) 2024 Annual Meeting. At dose level 1, of the six additional patients, five remained on therapy and continued to be monitored for response given the initial length of time to response. We completed enrollment in quarter one of 2025. In May 2025, we announced as of April 25, 2025, 60 patients (12 per cohort) had been treated in one of five dose regimens with the combination of avutometinib and defactinib with gemcitabine and Nab-paclitaxel in frontline metastatic pancreatic ductal adenocarcinoma (“PDAC”). In the dose level 1 cohort, 12 patients received 2.4 mg of avutometinib twice a week, 200 mg of defactinib twice a day for 3 weeks out of every 4 and 800 mg/m2 of gemcitabine and 125 mg/m2 of Nab-paclitaxel on a schedule of day 1, day 8 and day 15. In dose level 1, 83% (10/12) of patients achieved partial responses (8 confirmed and 2 unconfirmed who remained on treatment). Given these results, we have selected dose level 1 as the recommended phase 2 dose to expand enrollment from the initial 12 patients to a total of 29 patients.

We have completed enrollment of all 29 patients at the recommended phase 2 dose as of the end of the third quarter of 2025. We expect to report an update on the safety and efficacy of the RAMP 205 expansion cohort in the first half of 2026.

Furthermore, avutometinib and defactinib are currently being investigated in combination with immunotherapeutic and other agents through investigator sponsored trials for the treatment of various solid tumors, including, but not limited to, colorectal cancer (“CRC”), gynecological cancer with MAPK pathway alterations, breast cancer, thyroid cancer and melanoma.

VS-7375, an Oral KRAS G12D (ON/OFF) Inhibitor

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

On January 14, 2025, we announced the early exercise of the GenFleet Option with respect to VS-7375. We filed an IND application in the United States for VS-7375 during the first quarter of 2025. In April 2025 we announced the FDA clearance of the IND, and in June 2025 we announced we dosed our first patient with VS-7375 in our U.S. Phase 1/2a clinical trial evaluating VS-7375 in patients with advanced KRAS G12D solid tumors entitled VS-7375-101.

At the ASCO 2025 Annual Meeting, GenFleet announced updated data from the dose escalation phase of the Phase 1/2 trial of GFH375 (known as VS-7375 in the U.S.). GenFleet reported that 62 patients were enrolled in the Phase 1 portion of the study in China, receiving oral doses ranging from 100 to 900 mg QD. In the study, 98% of patients had metastatic disease, and 75% had received ≥2 prior lines of therapy. As of the data cutoff of May 16, 2025, 23 efficacy-evaluable patients with PDAC and 12 efficacy-evaluable patients with NSCLC, who received daily dosages of 400 or 600 mg and had at least one post-treatment tumor assessment, achieved an objective response rate (“ORR”) of 52% and a disease control rate (“DCR”) of 100%, and an ORR of 42% and a DCR of 83%, respectively. As of the cutoff date of March 31, 2025, GenFleet reported that there were no dose-limiting toxicities observed across all dose levels (100-900 mg QD), and the treatment-related adverse events (“TRAEs”) were mostly Grade 1/2. The most common TRAEs occurring in at least 20% of patients were diarrhea, nausea, vomiting, and anemia. TRAEs ≥ Grade 3 consisted mainly of decreased neutrophil count (8%) and diarrhea (5%). No TRAE-related deaths were reported.

On September 8, 2025 updated data from GenFleet’s Phase 1/2 study of GFH375 in China was featured in a mini oral presentation at the IASLC 2025 World Conference on Lung Cancer (WCLC). At the recommended phase 2 dose of 600 mg QD, the ORR was 68.8%, both confirmed and unconfirmed, and the DCR was 93.8%. Additionally, among the 26 evaluable patients with NSCLC treated across all dose levels, the ORR was 57.7%, both confirmed and unconfirmed, and the DCR was 88.5%.

On October 19, 2025 at the European Society for Medical Oncology (“ESMO”) congress, GenFleet announced updated efficacy data from the dose expansion phase of the Phase 1/2 trial of GFH375 (known as VS-7375 in the U.S.) As of the data cutoff on September 27, 2025 GFH375 resulted in a 41% ORR and a disease control rate (“DRR”) of 96.7% at the 600 mg QD for patients with heavily pre-treated pancreatic ductal adenocarcinoma of which, the majority of patients 91.5% experienced a reduction in target lesions. 68% of the pretreated patients had received 2 or more lines of anticancer therapies with 92.4% of patients receiving gemcitabine-based regimens and more than 50% receiving fluorouracil or irinotecan-containing regimens. At month four, the overall survival (“OS”) rate was 92.2%, however, median OS has not been reached as of the announcement. The median progression-free survival (“PFS”) was 5.52 months with a median follow-up time of 5.65 months and a 4-month PFS rate of 78.2%. At evaluation, 31 (47%) of patients were still on treatment with the longest duration of treatment eclipsing one year (367 days). The most recent safety data reported was as of the data cutoff on August 27, 2025 where Grade 3 TRAEs were reported in 20 patients (30.3%) and a Grade 4 TRAE (neutropenia) occurred in one patient (1.5%). Of the 66 patients in the safety population, four patients (6.1%) had a dose reduction and two patients (3%) discontinued due to TRAEs. No TRAE-related deaths were reported. The mean relative dose intensity was 93%.

On October 27, 2025, GenFleet shared additional analyses from previously presented data at recent medical congresses evaluating GFH375 in both advanced KRAS G12D mutant PDAC and NSCLC. In a subgroup analysis, 12 patients with second line PDAC at 600 mg QD achieved an ORR of 58.3% and a DCR of 100%. In the third line or later setting, 47 PDAC patients receiving 600 mg QD achieved an ORR of 36.2% and a DCR of 95.7%. In the second line subgroup, the median progression-free survival (“mPFS”) and median overall survival (“mOS”) have not been reached. An additional analysis of gastrointestinal disorders, hematological toxicities, and liver enzyme abnormalities in 2L+ patients with PDAC (n=66) at 600 mg QD showed no adverse events Grade ≥3 occurred at rates above 8.0%. In an analysis of pre-treated patients with NSCLC at 600 mg QD, the four-month PFS rate was >75% and the mPFS has not been reached. The median follow-up time was 4.2 months. GenFleet announced that the first patient has been dosed in a Phase 1b/2 study of GFH375 combined with cetuximab or chemotherapy for advanced solid tumors on October 22, 2025.

On October 23, 2025, we announced a preliminary update on our U.S. Phase 1/2a monotherapy dose escalation trial of VS-7375 in patients with previously treated advanced KRAS G12D mutant solid tumors. In the study, VS-7375 cleared both the 400 mg QD and the 600 mg QD monotherapy doses with no dose-limiting toxicities (DLTs) observed. At the two dose levels evaluated in the U.S. cohort, no nausea, vomiting, or diarrhea greater than Grade 1 were reported. The study’s dose escalation continues with evaluation of the monotherapy 900 mg QD dose level. Of the five efficacy evaluable patients in the VS-7375-101 study, with at least one scan, four out of five patients have had a tumor reduction and are still on treatment. The remaining patients receiving either the 400 mg QD or 600 mg QD doses have not yet reached their first response assessment. In addition, no new safety signals have been observed relative to earlier data presentations in both PDAC and NSCLC by our partner, GenFleet, in its ongoing Phase 1/2 clinical study in China evaluating VS-7375 (known as GFH375).

We plan to report an interim safety and efficacy update on the Phase 1/2a trial of VS-7375 in the first half of 2026. We expect to select the recommended phase 2 dose (“RP2D”) and plan to initiate the monotherapy expansion cohorts in advanced PDAC, NSCLC and other solid tumors in the first half of 2026. We announced that we have initiated patient enrollment for the first dose escalation combination cohort evaluating VS-7375 with cetuximab in patients with advanced solid tumors, including colorectal cancer. Additionally, we expect to initiate the dose escalation cohorts in combination with chemotherapy for PDAC, and chemotherapy plus anti-PD-1 for NSCLC in the fourth quarter 2025. We expect to select the recommended phase 2 dose (“RP2D”) and plan to initiate the combination expansion cohorts in CRC, PDAC, and NSCLC in the first half of 2026. We also plan to engage with the FDA in the first half of 2026 to discuss our development path forward, including potential registration-directed clinical trials in PDAC and NSCLC.

Our operations to date have been focused on organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and clinical trials for our product candidates and initiating U.S. commercial operations following the approval of COPIKTRA through our ownership period ending in September 2020 and in anticipation of and following the approval of AVMAPKI FAKZYNJA CO-PACK in May 2025. We have financed our operations to date primarily through public and private offerings of our common stock, pre-funded warrants, and warrants, offerings of convertible notes, sales of common stock under our at-the-market equity offering program, our loan and security agreement executed with Hercules in March 2017, as amended, the Loan Agreement with Oxford, our Note Purchase Agreement, the upfront payments and milestone payments under our license and collaboration agreements with Sanofi, CSPC, and Yakult, the upfront payment and milestone payments received under the Secura APA, and sales of Series B Convertible Preferred Stock. Additionally, from our U.S. commercial launch of COPIKTRA on September 24, 2018, through our ownership period ending in September 2020, we financed a portion of our operations through product revenue. From our U.S. commercial launch of AVMAPKI FAKZYNJA CO-PACK on May 8th, 2025, we are financing a portion of our operations through product revenue.

As of September 30, 2025, we had an accumulated deficit of $1,132.1 million. Our net loss was $98.5 million, $176.6 million, $24.0 million and $66.1 million for the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had cash, cash equivalents, and investments of $137.7 million. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the consolidated financial statements. We anticipate operating losses may continue for the foreseeable future and we continue to incur operating costs to execute our strategic plan, including costs related to research and development of our product candidates and commercial activities. As a result of the assessment in accordance with the applicable accounting standards, these conditions raise substantial doubt about our ability to continue as a going concern for 12 months after the date the condensed consolidated financial statements are issued.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024, related to revenue recognition, collaborative agreements, accrued and prepaid research and development expenses, and stock-based compensation. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2025 and 2024

	Three months ended September 30,
	(dollar amounts in thousands)
	2025	2024	Change	% Change
Revenue:
Product revenue, net	11,242	—	11,242	100%
Total revenue	11,242	—	11,242	100%
Operating expenses:
Cost of sales - product	1,670	—	1,670	100%
Cost of sales - intangible amortization	290	—	290	100%
Research and development	28,989	24,754	4,235	17%
Selling, general and administrative	21,008	12,276	8,732	71%
Total operating expenses	51,957	37,030	14,927	40%
Loss from operations	(40,715)	(37,030)	(3,685)	10%
Other expense	(37)	(77)	40	(52)%
Interest income	1,182	831	351	42%
Interest expense	(319)	(1,148)	829	(72)%
Change in fair value of warrant liability	(55,881)	13,457	(69,338)	(515)%
Change in fair value of Notes	(2,748)	—	(2,748)	100%
Net loss	$(98,518)	$(23,967)	$(74,551)	311%

Product Revenue, Net. We began commercial sales of AVMAPKI FAKZYNJA CO-PACK within the United States in May 2025, following receipt of FDA marketing approval on May 8, 2025. For the three months ended September 30, 2025 (the “2025 Quarter”) we recorded approximately $11.2 million of net product revenue. We had no product revenue during the three months ended September 30, 2024 (the “2024 Quarter”).

Costs of sales – product. Costs of sales – product for the 2025 Quarter of approximately $1.7 million consisted of costs associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK, royalties owed to Chugai, Pfizer, and the Institute for Cancer Research (“ICR”) on such sales, and certain period costs. The Company began capitalizing inventory upon receiving FDA approval for AVMAPKI FAKZYNJA CO-PACK on May 8, 2025. Prior to the FDA approval of AVMAPKI FAKZYNJA CO-PACK, expenses associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK were recorded as research and development expense. Certain of the costs of AVMAPKI FAKZYNJA CO-PACK units recognized as revenue during the 2025 Quarter, or approximately $0.1 million, were expensed prior to obtaining regulatory approval, therefore, are not included in cost of sales- product during this period. We expect cost of sales - product to increase in relation to product revenues as we deplete these inventories. We had no cost of sales – product during the 2024 Quarter.

Costs of sales –intangible amortization. Cost of sales – intangible amortization for the 2025 Quarter of approximately $0.3 million was related to finite-lived intangible assets related to AVMAPKI FAKZYNJA CO-PACK which we recognized and began amortizing during the second quarter of 2025. There was no cost of sales – intangible amortization the 2024 Quarter.

Research and development expense. Research and development expense for the 2025 Quarter was $29.0 million, compared to $24.8 million for the 2024 Quarter. The $4.2 million increase was primarily driven by a $3.0 million increase in drug substance/product manufacturing costs, a $2.6 million increase in contract research organization (“CRO”) costs, and a $1.6 million increase in investigator fees. These increases were partially offset by a $3.0 million milestone payment made during the 2024 Quarter pursuant to the GenFleet Agreement.

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

	Three months ended September 30,
	2025	2024	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib - LGSOC	$9,148	$7,536	$1,612
Avutometinib + defactinib - NSCLC	1,499	1,481	18
Avutometinib + defactinib - pancreatic cancer	1,439	1,099	340
Avutometinib + defactinib - other indications	284	332	(48)
Avutometinib and defactinib manufacturing and non-clinical trial specific	2,914	4,592	(1,678)
GenFleet / VS-7375	5,532	3,274	2,258
COPIKTRA	—	2	(2)
Unallocated costs
Personnel costs, excluding stock-based compensation	4,755	3,540	1,215
Stock-based compensation expense	576	564	12
Other unallocated expenses	2,842	2,334	508
Total research and development expense	$28,989	$24,754	$4,235

The $1.6 million increase in avutometinib + defactinib – LGSOC was primarily driven by an increase in RAMP 301 trial costs as the trial continues to advance and enroll more patients. The $1.7 million decrease in avutometinib and defactinib manufacturing and non-clinical trial specific expenses was primarily driven by decreased drug substance costs and decreased consulting costs. The $2.3 million increase in GenFleet and VS-7375 related expenses was primarily driven by increased drug substance costs and CRO costs for the 7375-101 study, partially offset by a $3.0 million development milestone payment made during the 2024 Quarter pursuant to the GenFleet Agreement.

Selling, general and administrative expense. Selling, general and administrative expense for the 2025 Quarter was $21.0 million compared to $12.3 million for the 2024 Quarter. The increase of $8.7 million from the 2024 Quarter to the 2025 Quarter primarily resulted from the increase of $8.2 million of [consulting and professional fees] primarily related to the launch of AVMAPKI FAKZYNJA CO-PACK for the treatment of KRAS mutant recurrent LGSOC, an increase of $2.3 million in personnel costs including non-cash based stock compensation, an increase of $1.2 million in commercial operations expenses, partially offset by a decrease of $3.0 million in July 2024 Offering financing fees in the 2024 Quarter.

Other expense. Other expense for the 2025 Quarter was less than $0.1 million compared to $0.1 million for the 2024 Quarter. Other expense for the 2025 Quarter and 2024 Quarter was comprised of transaction losses due to changes in foreign currency exchange rates.

Interest income. Interest income for the 2025 Quarter was $1.2 million, compared to $0.8 million for the 2024 Quarter. The $0.4 million increase was primarily driven by higher balances of cash equivalents during the 2025 Quarter compared to the 2024 Quarter.

Interest expense. Interest expense for the 2025 Quarter was $0.3 million compared to $1.1 million for the 2024 Quarter. The $0.8 million decrease from the 2024 Quarter was primarily driven by termination of the Loan Agreement with Oxford on January 13, 2025 resulting in a reduction of interest expense recorded in the 2025 Quarter. The Company has elected to record interest expense associated with the Notes within change in fair value of Notes on the condensed statements of operations and comprehensive loss.

Change in fair value of warrant liability. The change in fair value of the warrant liability was $55.9 million expense for the 2025 Quarter compared to $13.5 million income for the 2024 Quarter. The $55.9 million expense for the 2025 Quarter was comprised of the mark-to-market adjustment for the liability classified Warrants issued as part of the July 2024 Offering. The increase was driven by an increase in fair value per Warrant from June 30, 2025 to the exercise date for the 5,166,666 Warrants exercised during the 2025 Quarter and an increase in fair value per Warrant for the

8,962,503 Warrants that remain outstanding at September 30, 2025, due to an increase in our stock price resulting in the $55.9 million expense during the 2025 Quarter. The $13.5 million income for the 2024 Quarter was comprised of the mark-to-market adjustment for the warrants issued as part of the July 2024 Offering which decreased primarily due to the decrease in our stock price from July 23, 2024 to end of 2024 Quarter.

Change in fair value of Notes. We elected the fair value option for the Notes and therefore the changes in fair value, including interest, other than changes that are directly attributable to instrument specific credit risk are recorded as change in fair of Notes in the condensed statements of operations and comprehensive loss. The change in fair value for the 2025 Quarter of $2.7 million was primarily driven by interest on the Notes and a reduction in the risk-free rate during the 2025 Quarter. There were no Notes outstanding in the 2024 Quarter.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine months ended September 30,
	(dollar amounts in thousands)
	2025	2024	Change	% Change
Revenue:
Product revenue, net	13,379	—	13,379	100%
Sale of COPIKTRA license and related assets	—	10,000	(10,000)	(100)%
Total revenue	13,379	10,000	3,379	34%
Operating expenses:
Cost of sales - product	1,988	—	1,988	100%
Cost of sales - intangible amortization	418	—	418	100%
Research and development	82,925	60,523	22,402	37%
Selling, general and administrative	56,702	32,843	23,859	73%
Total operating expenses	142,033	93,366	48,667	52%
Loss from operations	(128,654)	(83,366)	(45,288)	54%
Other expense	(186)	(131)	(55)	42%
Interest income	2,964	3,181	(217)	(7)%
Interest expense	(723)	(3,416)	2,693	(79)%
Loss on debt extinguishment	(1,826)	—	(1,826)	100%
Change in fair value of preferred stock tranche liability	—	4,189	(4,189)	(100)%
Change in fair value of warrant liability	(37,977)	13,457	(51,434)	(382)%
Change in fair value of Notes	(10,153)	—	(10,153)	100%
Net loss	$(176,555)	$(66,086)	$(110,469)	167%

Product Revenue, Net. We began commercial sales of AVMAPKI FAKZYNJA CO-PACK within the United States in May 2025, following receipt of FDA marketing approval on May 8, 2025. For the nine months ended September 30, 2025 (the “2025 Period”) we recorded approximately $13.4 million of net product revenue. We had no product revenue during the nine months ended September 30, 2024 (the “2024 Period”).

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

Costs of sales – product. Costs of sales – product for the 2025 Period of approximately $2.0 million consisted of costs associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK, royalties owed to Chugai, Pfizer, and ICR on such sales, and certain period costs. We began capitalizing inventory upon receiving FDA approval for AVMAPKI FAKZYNJA CO-PACK on May 8, 2025. Prior to the FDA approval of AVMAPKI FAKZYNJA CO-PACK, expenses associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK were recorded as research and development expense. Certain of the costs of AVMAPKI FAKZYNJA CO-PACK units recognized as revenue during the 2025 Period, or approximately $0.1 million, were expensed prior to obtaining regulatory approval, therefore, are not included in cost of sales - product during this period. We expect cost of sales - product to increase in relation to product revenues as we deplete these inventories. We had no cost of sales – product during the 2024 Period.

Costs of sales –intangible amortization. Cost of sales – intangible amortization for the 2025 Period of approximately $0.4 million was related to finite-lived intangible assets related to AVMAPKI FAKZYNJA CO-PACK which we recognized and began amortizing during the second quarter of 2025. There was no cost of sales – intangible amortization during the 2024 Period.

Research and development expense. Research and development expense for the Period was $82.9 million compared to $60.5 million for the 2024 Period. The $22.4 million increase in R&D expense from the 2024 period to the 2025 period was primarily driven by a $7.4 million increase in CRO costs, a $5.1 million increase in drug substance and drug product manufacturing costs, a $4.2 million increase in investigator fees, a $3.6 million increase in personnel costs, including non-cash stock-based compensation, a $6.0 million GenFleet Option payment related to VS-7375 in the 2025 Period, a $0.8 million increase in clinical supply costs, and a $0.7 million increase in pre-clinical expenses. These increases were partially offset by a $3.0 million milestone payment made to GenFleet in the 2024 Period, and a $2.4 million decrease in consulting expenses.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the 2025 Period and the 2024 Period.

	Nine months ended September 30,
	2025	2024	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib - LGSOC	$26,893	$17,123	$9,770
Avutometinib + defactinib - NSCLC	4,006	5,946	(1,940)
Avutometinib + defactinib - pancreatic cancer	3,473	1,838	1,635
Avutometinib + defactinib - other indications	898	1,116	(218)
Avutometinib and defactinib manufacturing and non-clinical trial specific	8,028	12,418	(4,390)
GenFleet / VS-7375	15,778	3,703	12,075
COPIKTRA	8	5	3
Unallocated costs			—
Personnel costs, excluding stock-based compensation	13,809	10,699	3,110
Stock-based compensation expense	1,982	1,567	415
Other unallocated expenses	8,050	6,108	1,942
Total research and development expense	$82,925	$60,523	$22,402

The $9.8 million increase in avutometinib + defactinib – LGSOC is primarily driven by an increase in RAMP 301 trial costs as the trial continues to advance and enroll more patients. The $1.9 million decrease in avutometinib + defactinib – NSCLC is primarily driven by a decrease in RAMP 202 trial costs. The $1.6 million increase in avutometinib + defactinib – pancreatic cancer is primarily driven by fully utilizing the PanCAN Grant in the second quarter of 2024 and therefore there was no offsetting reduction in expense in the 2025 Period. The $4.4 million decrease in avutometinib and defactinib manufacturing and non-clinical trial specific expenses was driven by decreased drug metabolism and pharmacokinetics testing costs, decreased consulting costs, and decreased drug substance manufacturing costs. The $12.1 million increase in GenFleet/ VS-7375 related expenses is driven primarily by the $6.0 million GenFleet Option payment with respect to VS-7375 the 2025 Period, drug substance and product manufacturing costs and

CRO costs for the VS-7375-101 trial, partially offset by a $3.0 million development milestone payment made during the 2024 Period pursuant to the GenFleet Agreement.

Selling, general and administrative expense. Selling, general and administrative expense for the 2025 Period was $56.7 million compared to $32.8 million for the 2024 Period. The increase of $23.9 million from the 2024 Period to the 2025 Period was primarily driven by a $19.9 million increase in consulting and professional fees related to the launch of AVMAPKI FAKZYNJA CO-PACK for the treatment of KRAS mutant recurrent LGSOC, and a $5.9 million increase in personnel costs including non-cash stock-based compensation. These increases were partially offset by a $1.4 million decrease in commercial operations expenses and a $0.5 million decrease in in travel, conference, and other expenses.

Other expense. Other expense for the 2025 Period was $0.2 million compared to $0.1 million for 2024 Period. Other expense for the 2025 Period and 2024 Period was comprised of transaction losses due to changes in foreign currency exchange rates.

Interest income. Interest income for the 2025 Period was $3.0 million compared to $3.2 million for the 2024 Period. The decrease of $0.2 million from the 2024 Period to the 2025 Period in interest income was primarily due to the decrease in investment balances on short term investments and cash equivalents and a decrease in interest rates on securities during each respective period.

Interest expense. Interest expense for the 2025 Period was $0.7 million compared to $3.4 million for the 2024 Period. The decrease of $2.7 million from the 2024 Period was primarily driven by termination of the Loan Agreement with Oxford on January 13, 2025 resulting in a reduction of interest expense recorded in the 2025 Period. The Company has elected to record interest expense associated with the Notes within change in fair value of Notes on the condensed statements of operations and comprehensive loss.

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

Change in fair value of warrant liability. The change in fair value of the warrant liability was $38.0 million expense for the 2025 Period compared to $13.5 million income for the 2024 Period. The $38.0 million expense for the 2025 period was comprised of the mark-to-market adjustment for the liability classified warrants issued as part of the July 2024 Offering. The increase was driven by an increase in fair value per Warrant from December 31, 2025 to the exercise date for the 9,120,831 Warrants exercised during the 2025 Period and an increase in fair value per Warrant for the 8,962,503 Warrants that remain outstanding at September 30, 2025, due to an increase in our stock price resulting in the $38.0 million expense during the 2025 Period. The $13.5 million income for the 2024 Period was comprised of the mark-to-market adjustment for the warrants issued as part of the July 2024 Offering which decreased primarily due to the decrease in our stock price from July 23, 2024 to end of the 2024 Period.

Change in fair value of Notes. We elected the fair value option for the Notes and therefore the changes in fair value, including interest, other than changes that are directly attributable to instrument specific credit risk are recorded as change in fair of Notes in the condensed statements of operations and comprehensive loss. The change in fair value for the 2025 Period of $10.2 million was primarily driven by interest on the Notes and a reduction in the risk-free rate during the 2025 Period. There were no Notes outstanding in the 2024 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have financed our operations to date primarily through public and private offerings of our common stock, pre-funded warrants, and warrants, offerings of convertible notes, sales of common stock under our at-the-market equity offering program, our loan and security agreement executed with Hercules in March 2017, as amended, the Loan Agreement with Oxford, our Note Purchase Agreement, the upfront payments and milestone payments under our license and collaboration agreements with Sanofi, CSPC, and Yakult, the upfront payment and milestone payments received under the Secura APA, and sales of Series B Convertible Preferred Stock. Additionally, we have financed a portion of our operations through product revenue, including from AVMAPKI FAKZYNJA CO-PACK, beginning with our U.S. commercial launch in May 2025 and from COPIKTRA, from its U.S. commercial launch in September 2018 through our sale of the COPIKTRA license in September 2020. We expect to finance a portion of our business through future potential milestones and royalties received pursuant to the Secura APA.

As of September 30, 2025, we had $137.7 million of cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, U.S. government agency bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 20, 2025, and under “Risk Factors” in this Quarterly Report on Form 10-Q.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2025 Period and the 2024 Period (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(107,555)	$(79,672)
Investing activities	(8,279)	59,972
Financing activities	164,722	54,040
Increase in cash, cash equivalents and restricted cash	$48,888	$34,340

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges and adjustments was $123.3 million and $78.7 million for the 2025 Period and the 2024 Period, respectively. Non-cash charges and adjustments for the 2025 Period were primarily related to the change in fair value of warrant liability, non-cash changes in fair value of the Notes, loss on debt extinguishment and stock-based compensation expense. Non-cash charges and adjustments for the 2024 Period were primarily related to the changes in fair value of the preferred stock tranche liability, the change in fair value of warrant liability and stock-based compensation expense. Our cash inflow from operating activities due to changes in operating assets and liabilities was $15.8 million for the 2025 Period primarily driven by an increase of $21.6 million in accrued expenses and other liabilities, and an increase of $4.5 million in accounts payable, partially offset by an increase of $6.7 million in accounts receivable, an increase of $1.9 million in prepaid expenses, other current assets and other assets, and an increase of $1.8 million in inventory. Our cash outflow due to changes in operating assets and liabilities was $0.9 million for the 2024 Period was primarily driven by a decrease of $2.7 million in accounts payable, an increase of $1.9 million in prepaid expenses, other current assets and other assets, a decrease of $0.3 million in deferred liabilities, and an increase of $0.2 million in grant receivable partially offset by an increase of $4.2 million of accrued expenses and other liabilities. The increases or decreases in both periods in prepaid expenses, other current assets, and other asserts are exclusive of cash received from PanCAN and used on the

RAMP 205 study. Cash used in operating activities was $107.6 million and $79.7 million for the 2025 Period and the 2024 Period, respectively.

Investing activities. The cash used in investing activities for the 2025 Period relates to the purchase of intangible assets of $8.3 million. The cash provided by investing activities for the 2024 Period relates to maturities of investments of $60.0 million, partially offset by a purchase of property and equipment of less than $0.1 million.

Financing activities. The cash provided by financing activities for the 2025 Period represents $100.1 million of proceeds from issuance of common stock and pre-funded warrants, $75.0 million of proceeds received pursuant to the Note Purchase Agreement, $31.9 million of proceeds from the exercise of Warrants, $1.2 million of proceeds received from insurance premium financing, and less than $0.1 million of proceeds received from exercise of stock options and employee stock purchase program, partially offset by the $42.6 million repayment of our Loan Agreement, and $1.0 million of payments for insurance premium financing. The cash provided by financing activities for the 2024 Period represents $53.8 million of net proceeds received from the issuance of shares of common stock, pre-funded warrants, and warrants as part of the July 2024 Offering, $1.3 million of proceeds received from insurance premium financing and $0.2 million of proceeds received from exercise of stock options and our employee stock purchase plan, partially offset by $1.2 million of payments on insurance premium financing, and $0.2 million of fees paid to the Lenders to amend our Loan Agreement with Oxford. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the Note Purchase Agreement and Loan Agreement; Note 15. Capital Stock to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the 2025 Private Placement, the Note Purchase Agreement, and the Warrants; Note 12. Notes Payable to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the finance agreement with First Insurance related to insurance premium financing and the monthly payments of principal and interest related thereto.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $137.7 million as of September 30, 2025, consisting of cash and U.S. Government money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2025, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of September 30, 2025, we have borrowed $75.0 million under the Note Purchase Agreement. The Notes under the Note Purchase Agreement bear interest at a floating rate equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, which is subject to an overall floor and cap. Changes in interest rates can cause interest charges to fluctuate under the Note Purchase Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three and nine months ended September 30, 2025 due to the overall interest rate floor and cap.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 20, 2025, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as filed with the SEC on May 13, 2025 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as filed with the SEC on August 7, 2025.

Recent health care reform initiatives focused on the cost of prescription drugs may have a material adverse effect on our business and results of operations.

Under the current United States presidential administration, there have been significant and wide-ranging reforms to federal policy and the federal government. Drug pricing and reimbursement reform have been a particular area of focus. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the Inflation Reduction Act of 2022; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. As another example, in May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. Many of these reform initiatives would require additional legal and/or administrative action to implement which may be subject to legal challenge. Most recently, in the wake of the Executive

Orders, some pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products, federal agencies are reportedly developing new drug pricing pilot programs, and a future website operated by the federal government that is anticipated to redirect consumers to pharmaceutical companies’ direct-to-consumer channels has been announced.

The implementation and impact of these or other prescription drug reform initiatives is uncertain. As a result, there can be no assurance that such reform will not have a significant adverse impact on our business.

Due to the January 2025 change in presidential administration, we face substantial uncertainty regarding potential regulatory developments in the United States that may adversely affect our business.

We face substantial uncertainty regarding the potential for changes in the regulatory environment in the United States following the change in presidential administration in January 2025. The new administration and federal government could adopt legislation, regulation or policies that adversely affect our business, including by making it more difficult to continue to market AVMAPKI FAKZYNJA CO-PACK or by creating a more challenging and costly environment to pursue the development and commercialization of our current or future product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory or policy changes regarding the standards for approving pharmaceutical products that we may be unable to satisfy or changes regarding the marketing of approved pharmaceuticals that may limit or prohibit the advertising and promotion of AVMAPKI FAKZYNJA CO-PACK and, if approved, our current or future product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

Our sales and marketing efforts may not be successful or may be limited by future government policies or initiatives. For example, in September 2025, FDA stated that it intends to more aggressively enforce requirements for direct-to-consumer, or DTC, drug advertising and sent more than 100 warning or untitled letters to companies for allegedly deceptive prescription drug advertising.  FDA also announced plans to expand its oversight of digital and social media advertising and to initiate a rulemaking that would call for drug companies to disclose additional safety information in DTC broadcast advertisements. The nature and extent of changes to FDA regulations and enforcement approach is unclear but may impact pharmaceutical marketing efforts industry-wide, including for Verastem, which could in turn impact our sales and operations.

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

*Filed or furnished herewith.

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

VERASTEM, INC.
Date: November 4, 2025	By:	/s/ DANIEL W. PATERSON

Daniel W. Paterson
President and Chief Executive Officer
(Principal executive officer)

Date: November 4, 2025	By:	/s/ DANIEL CALKINS

Daniel Calkins
Chief Financial Officer
(Principal financial and accounting officer)