Form 10-K
period 2025-12-31
Verastem, Inc.
filed 2026-03-04
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was $253,804,995.

The number of shares outstanding of the registrant’s common stock as of February 27, 2026 was 87,835,106

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on May 21, 2026 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “believe,” “estimate,” “forecast,” “goal,” “potentially,” “project,” and other words of similar meaning All statements, other than statements related to present facts or current conditions or historical facts, contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding our strategy, future operations, future financial position, including our ability to continue as a going concern through one year from the date of the financial statements for the year ended December 31, 2025, future revenues, projected costs, prospects, plans and objectives of management. Such statements relate to, among other things, the commercial success of our marketed product AVMAPKI™ FAKZYNJA™ CO-PACK (avutometinib capsules; defactinib tablets), the development and activity of our programs and product candidates, avutometinib (rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) program), defactinib (focal adhesion kinase (“FAK”) program), and VS-7375 (a selective oral KRAS G12D dual ON/OFF inhibitor), the structure and potential clinical value of our completed, planned and pending clinical trials, including the RAMP 201, RAMP 201J, RAMP 205, RAMP 301 and VS-7375 trials; the timing of commencing and completing trials, including topline data reports, our interactions with regulators; the timeline and indications for clinical development, regulatory submissions and the potential for and timing of commercialization of our product candidates; the potential for additional development programs involving the Company’s lead compound and the potential market opportunities thereof; the expected outcome and benefits of our collaboration with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”) and the estimated addressable markets for, and anticipated market opportunities of our drug candidates.

Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statement. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the success in the development and potential commercialization of our product candidates, including avutometinib in combination with other compounds, including defactinib, LUMAKRAS®, VS-7375 and others; the uncertainties inherent in research and development, such as negative or unexpected results of clinical trials; the occurrence or timing of applications for our product candidates that may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve applications that may be filed for our product candidates and, if approved, whether our product candidates will be commercially successful in such jurisdictions; the impact of current and future healthcare reforms, including those affecting the delivery of or payment for healthcare products and services; our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding trial design, labeling and other matters that could affect the timing, availability or commercial potential of our product candidates; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; actions or advice of regulatory agencies to maintain regulatory approval of AVMAPKI FAKZYNJA CO-PACK; that the market opportunities of AVMAPKI FAKZYNJA CO-PACK are based on internal and third-party estimates which may prove to be incorrect; that third- party payors (including government agencies) may not reimburse; uncertainties related to regulatory and policy changes proposed and enacted by the current U.S. presidential administration that may adversely affect our business; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; risks associated with preliminary and interim data, which may not be representative of more mature data, including with respect to interim duration of therapy data; that our marketed products and product candidates may cause adverse safety events and/or unexpected concerns may arise from additional data or analysis, or result in unmanageable safety profiles as compared to their levels of efficacy; that we may be unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so; that we may not be able to confirm the results from the RAMP 201 study or expand the approved indication for AVMAPKI FAKZYNJA CO-PACK; that our product candidates may experience manufacturing or supply interruptions or failures; that any of our third-party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on may fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for our product candidates; that we may be unable to successfully initiate or complete the clinical development and eventual commercialization of our product candidates; that the development and commercialization of our product candidates may take longer or cost more than planned, including as a result of conducting additional studies or our decisions regarding execution of such commercialization; that we may not have sufficient cash to fund our contemplated operations, including certain of our product development programs; that we may not attract and retain high quality personnel; that we or Pfizer, Inc. (“Pfizer”) may fail to fully perform under the license agreement covering certain Pfizer FAK inhibitors, including defactinib; that we or Chugai Pharmaceutical, Co. Ltd. (“Chugai”) may fail to fully perform under the avutometinib license agreement; that we or Secura Bio, Inc. (“Secura”) may fail to fully perform under the asset purchase agreement with Secura, including in relation to milestone payments; that we may not see a return on investment on the payments we have and may continue to make pursuant to the collaboration and option agreement with GenFleet or that GenFleet may fail to fully perform under the agreement; that we may not be able to establish new or expand on existing collaborations or partnerships, including with respect to in-licensing of our product candidates, on favorable terms, or at all; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we may not pursue or submit regulatory filings for our product candidates; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified under the heading “Risk Factors” contained in this Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 4, 2026, and in any subsequent filings with the SEC.

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Item 1A. Risk Factors”. You should carefully consider the risks that are summarized below and discussed in greater detail in the above mentioned section before making an investment decision. If any of the following risks and uncertainties actually occur, our business, financial condition, and results of operations could be negatively impacted, and you could lose all or part of your investment.

●	We are highly dependent on the commercial success of AVMAPKI FAKZYNJA CO-PACK (avutometinib capsules; defactinib tablets)) in the United States for the foreseeable future.
●	Preclinical testing and clinical trials of our product candidates may not be successful. Although we have received accelerated approval from FDA for the combination of avutometinib and defactinib, if we are unable to expand the approved indication for the combination product, obtain marketing approval for or successfully commercialize any of our other product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	Even though avutometinib and defactinib has received marketing authorization, and even if any of our other product candidates receives marketing approval, avutometinib and defactinib and any other product candidates may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
●	The market opportunities for AVMAPKI FAKZYNJA CO-PACK and our other product candidates, if approved, may be smaller than we estimate, and the FDA and other comparable foreign regulatory authorities may approve our product candidates for a more limited patient population than we anticipate.
●	The approval of our product candidates as single agents or part of a combination therapy for the treatment of certain cancers may be more costly than our prior clinical trials, may take longer to achieve regulatory approval, may be associated with new, more severe or serious and unanticipated adverse events, and may have a smaller market opportunity.
●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize such candidates, and our ability to generate revenue will be materially impaired.
●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	If serious adverse or unexpected side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	We have incurred significant losses since our inception. We may incur losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need additional funding. If we are unable to raise capital if needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, including for avutometinib, defactinib and VS-7375.
●	Raising additional capital or entering into certain licensing arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.
●	We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.
●	We rely in part on third parties to conduct our clinical trials and preclinical testing, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for and commercialize any of our other product candidates.

PART I

Item 1. Business

OVERVIEW

We are a biopharmaceutical company committed to developing and commercializing new medicines to improve the lives of patients diagnosed with challenging RAS/MAPK pathway-driven cancers. We market AVMAPKI FAKZYNJA CO-PACK (avutometinib capsules; defactinib tablets) in the United States (“U.S.”), the first treatment specifically FDA-approved for adults with KRAS-mutated recurrent low-grade serous ovarian cancer (“LGSOC”) who have received prior systemic therapy. AVMAPKI FAKZYNJA CO-PACK received accelerated approval in the U.S. on May 8, 2025. We are also conducting RAMP 301, a Phase 3 trial designed to evaluate avutometinib plus defactinib versus Investigator’s Choice of Treatment (“ICT”) in patients with recurrent LGSOC with and without a KRAS mutation. This trial will serve as a confirmatory study for the initial U.S. indication and has the potential to expand the indication regardless of KRAS mutation status. Results of the RAMP 301 trial may also support future regulatory filings outside of the U.S.

Our pipeline includes clinical-stage programs, preclinical research programs and externally partnered early-stage programs. Our focus is on novel small molecule drugs developed both as monotherapy and in combination, which inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including targeting RAS directly with KRAS G12D inhibition, targeting the pathway downstream with RAF/MEK inhibition, and targeting the parallel pathway that drives resistance with FAK inhibition. Our focus is to expeditiously develop and deliver transformative therapies that truly change outcomes for people living with RAS/MAPK pathway-driven cancers.

For our clinical-stage pipeline programs, we are evaluating VS-7375, a potential best-in-class oral KRAS G12D (ON/OFF) inhibitor, for the treatment of patients with KRAS G12D mutated cancers, including pancreatic ductal adenocarcinoma (“PDAC”), non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”) and other KRAS G12D mutated cancers.

A summary of our commercial and pipeline products is shown below.

Not shown: Two undisclosed assets at discovery phase targeting RAS/MAPK pathway-driven cancers as part of the GenFleet Therapeutics collaboration.

The information below summarizes our key achievements in 2025 and the anticipated near-term milestones for our pipeline programs.

AVMAPKI FAKZYNJA CO-PACK

AVMAPKI FAKZYNJA CO-PACK received accelerated approval by the U.S. Food and Drug Administration (FDA) on May 8, 2025 for the treatment of adults with KRAS-mutated recurrent LGSOC who have received prior systemic therapy, approximately two months in advance of the Prescription Drug User Fee Act (“PDUFA”) action date of June 30, 2025.

The product was commercially available within a week of approval and was subsequently listed as a Category 2A recommendation for KRAS-mutated recurrent LGSOC in the National Comprehensive Cancer Network® (“NCCN®”) Clinical Practice Guidelines in Oncology (“NCCN Guidelines®”).

Potential label and commercial geographic expansion of the combination therapy progressed:

●	Additional patient enrollment for RAMP 301 was completed in December 2025 following a pre-planned interim analysis (“IA”) by the Independent Data Monitoring Committee (“IDMC”), which recommended a modest, one-time increase of 29 patients across KRAS mutation status based on the total enrollment achieved in October 2025. We expect to report a topline readout of the primary endpoint in mid-2027.
●	The European Commission granted Orphan Drug Designation in July 2025 for avutometinib plus defactinib for the treatment of ovarian cancer based on a positive opinion from the European Medicines Agency Committee for Orphan Medicinal Products.
●	Preliminary safety and efficacy data from the Phase 2 RAMP 201J trial in Japan was presented in November 2025 at the International Gynecologic Cancer Society (“IGCS”) 2025 Annual Meeting and we are continuing enrollment of patients into the RAMP 301 study in Japan.

Avutometinib in combination with defactinib

In May 2025, we reported that we selected the recommended Phase 2 dose (“RP2D”) known as “dose level 1” in our RAMP 205 trial, which is evaluating avutometinib plus defactinib and in combination with standard of care chemotherapy (gemcitabine and Nab-paclitaxel) in front-line metastatic PDAC.  In the study, dose level 1 demonstrated a confirmed overall response rate (“ORR”) of 83% (10/12) patients. Adverse events across all dose cohorts remained generally consistent with the previously announced safety and tolerability profile, and no new safety signals have emerged.

We completed enrollment of the expansion cohort of a total of 29 patients at RP2D, and we expect to report an update on the safety and efficacy of this expansion cohort in the first half of 2026.

In September 2021, we entered into a clinical collaboration agreement with Amgen, Inc. (“Amgen”) to evaluate avutometinib in combination with Amgen’s KRAS G12C inhibitor LUMAKRAS® (sotorasib) with and without defactinib in a Phase1/2 study entitled RAMP 203 in patients naïve to or previously treated with a KRAS G12C inhibitor. Following evaluation of interim data in December 2025 we announced the discontinuation of RAMP 203 to focus resources on clinical development of VS-7375, reflecting the evolving treatment landscape for KRAS G12C inhibitors and the strategic prioritization of programs with the greatest potential impact for patients living with advanced lung cancer.

VS-7375

In January 2025, we licensed VS-7375 from GenFleet Therapeutics (“GenFleet”) and announced in June 2025 that the first patient had been dosed in the monotherapy portion of VS-7375-101, the U.S. Phase 1/2 clinical trial evaluating VS-7375 in patients with advanced KRAS G12D mutant solid tumors, including PDAC, NSCLC, and CRC.

In July 2025, the FDA granted Fast Track Designation (“FTD”) to VS-7375, for the first-line (“1L”) treatment of patients with KRAS G12D-mutated locally advanced or metastatic PDAC and for the treatment of patients with

KRAS G12D-mutated locally advanced or metastatic PDAC who have received at least one prior line of standard systemic therapy.

We continue to make progress with the VS-7375-101 trial, which includes both monotherapy and combination dose escalation and dose expansion cohorts, as follows:

●	In the monotherapy dose escalation phase, we cleared the 400 mg, 600 mg, and 900 mg daily dose (“QD”) dose levels with no dose-limiting toxicities (“DLTs”) and no major toxicities and dose escalation continues. In October 2025, we reported promising anti-tumor activity was observed in patients with various solid tumors, including metastatic PDAC.
●	In a pharmacokinetics (PK) analysis, doses of VS-7375 at 600 mg QD and above, with feeding and anti-emetic prophylaxis, yielded similar exposures to fasted patients in China. The clinical exposures observed correspond with the exposures achieved in preclinical models necessary for maximal anti-tumor efficacy.
●	As of the January 30, 2026 data cutoff, VS-7375 demonstrated an encouraging safety profile and was generally well-tolerated across all monotherapy dose levels evaluated to date. Patients (n=23) receiving VS-7375 at either 400 mg QD, 600 mg QD or 900 mg QD with a mean duration of therapy of 1.6 months (0.7-5.6), reported no drug related liver function test abnormalities. There was no drug-related neutropenia or anemia >Grade 2 and rates of nausea, vomiting and diarrhea remained lower than those reported by our partner in China. No DLTs have been reported to date, and the maximum tolerated dose has not been reached.
●	We initiated the monotherapy dose expansion cohorts with the 600 mg QD dose and are increasing enrollment across three different cohorts: second line (“2L”) PDAC, second- and third-line (“2L/3L”) NSCLC, and other second line or greater (“2L+”) KRAS G12D mutated solid tumors.
●	In our combination cohorts we are enrolling patients into three different cohorts, including 2L+ solid tumors in combination with cetuximab, 1L NSCLC in combination with carboplatin/pemetrexed/pembrolizumab, and 2L PDAC in combination with gemcitabine and Nab-paclitaxel.
●	We cleared the 400 mg and 600 mg QD dose of VS-7375 in combination with cetuximab and are evaluating higher doses.

We plan to report an update on early dose-escalation data from the VS-7375-101 trial in first half of 2026.

Following recent feedback from the FDA, we are amending the VS-7375-101 Phase 1/2 protocol and breaking out disease-specific Phase 2 registration-directed trials for KRAS G12D mutated 2L PDAC, 2L/3L NSCLC (monotherapy), and 2L+ CRC in combination with cetuximab.

Our partner, GenFleet, is developing VS-7375 as GFH375 in greater China and to date has generated data in more than 150 patients with PDAC, NSCLC and other solid tumor cancers. GenFleet reported initial positive safety and anti-tumor activity in 2L PDAC (58.3% ORR in 12 patients) and 2L NSCLC (68.8% ORR in 16 patients). GenFleet has an ongoing Phase 1/2b trial of GFH375 in combination with cetuximab or chemotherapy in KRAS G12D-mutated solid tumors in China. The chemotherapy combination will be conducted in 1L PDAC in China. GenFleet is also conducting a Phase 3 trial in China evaluating GFH375 in patients with pretreated KRAS G12D-mutated metastatic pancreatic cancer.

Preclinical Programs

We continue to progress preclinical research programs across our pipeline assets. We also have two undisclosed assets at discovery phase targeting RAS/MAPK pathway-driven cancers as part of the GenFleet Agreement.

OUR STRATEGY

Our goal is to deliver transformative therapies that meaningfully improve outcomes for patients living with RAS/MAPK pathway-driven cancers. We are developing small molecule therapeutics targeting this pathway and have already successfully demonstrated clinical-to-commercial success in bringing novel RAS/MAPK pathway-targeted therapies from development through FDA approval to commercialization. We are well-positioned to deliver continued commercial success and develop a potential best-in-class treatment for long-term growth.

Precision targeting of RAS/MAPK pathway-driven cancers differentiates our science. Our focus is on novel small molecule drugs developed both as monotherapy and in combination that inhibit critical signaling pathways in cancer promoting cell survival and tumor growth. This includes targeting RAS directly with KRAS G12D inhibition, targeting the pathway downstream with RAF/MEK inhibition, and targeting the parallel pathway that drives resistance with FAK inhibition.

OUR SCIENTIFIC STRATEGY:

Precision Targeting of RAS/MAPK-Driven Cancers Differentiates Our Science

TARGET RAS DIRECTLY

TARGET THE PATHWAY DOWNSTREAM

EGF
Extracellular Matrix
EGFR
Integrins
Cell Membrane
KRAS G12D (OFF) inactive
KRAS G12D (ON) active
FAK
Defactinib
VS-7375
RAF
PI3K
Avutometinib
MEK
AKT
YAP/TEAD, MYC
mTOR
ERK
Forward Signaling
Feedback Reactivation
Nuclear Membrane
Tumor Growth

TARGET THE PARALLEL PATHWAY THAT DRIVES RESISTANCE

AVMAPKI
FAKZYNJA

First novel/novel combination therapy, targeting the RAS/MAPK pathway, approved in oncology

VERASTEM ONCOLOGY

EGF: Epidermal Growth Factor; EGRF: Epidermal Growth Factor Receptor; ERK: Extracellular Signal-regulated Kinase; PI3K: Phosphatidylinositol 3-Kinase; AKT: Protein Kinase B; mTOR: Mammalian Target of Rapamycin; YAP: Yes-Associated Protein; TEAD: Transcriptional Enhanced Associate Domain; MYC: Myelocytomatosis oncogene

Our lead FDA-approved combination product, AVMAPKI FAKZYNJA CO-PACK, is indicated for the treatment of patients with KRAS-mutated recurrent LGSOC who have received prior systemic therapy. We have established a commercial presence in the U.S. that is scalable to maximize future oncology development programs and launches.

Our innovative pipeline is anchored by VS-7375, a potential best-in-class KRAS G12D (ON/OFF) inhibitor targeting the most prevalent KRAS mutation in human cancers. We believe VS-7375 addresses a significant opportunity across multiple KRAS G12D-mutated solid tumors with a differentiated profile and best-in-class anti-tumor activity. We see substantial potential to address a significant unmet medical need and establish leadership in this therapeutic area.

Our key priorities are as follows:

●	Maximize and sustain commercial momentum leveraging our established engagement with the healthcare provider community and building upon the strong foundation achieved in our initial launch
●	Advance VS-7375 through development to produce topline clinical data readouts and drive toward registration-directed studies across KRAS G12D mutated solid tumors, including PDAC, NSCLC, and CRC

●	Rigorously follow patients to achieve data maturity in our Phase 3 confirmatory trial, RAMP 301, which may support label expansion in the U.S. and regulatory submissions outside of the U.S.
●	Maintain prudent capital management through key inflection points
●	Continue to support our people and culture through this next phase of growth

AVMAPKI FAKZYNJA CO-PACK FDA Approved for KRAS-mutated recurrent LGSOC

AVMAPKI FAKZYNJA CO-PACK received accelerated approval by the FDA on May 8, 2025, approximately two months in advance of the PDUFA action date of June 30, 2025, for the treatment of adult patients with KRAS-mutated recurrent LGSOC who have received prior systemic therapy. The product was commercially available within a week of approval and was subsequently listed as a Category 2A recommendation in the National Comprehensive Cancer Network® (NCCN®) Clinical Practice Guidelines in Oncology (NCCN Guidelines®). Prior to this approval, there were no FDA-approved treatments specifically for KRAS-mutated recurrent LGSOC.

LGSOC is a rare ovarian cancer that is persistent and starts in the thin layer of tissue around the ovaries (also known as the epithelium). Low-grade means the cancer cells look a lot like normal cells, and serous means the cancer started in the serous membrane, which is part of the epithelium. There are approximately 6,000 to 8,000 women with LGSOC living in the U.S., and 1,000 to 2,000 cases are diagnosed each year. LGSOC is most commonly diagnosed in women between the ages of 20 to 30 and 50 to 60. More than 80% of patients experience a recurrence. The RAS/MAPK pathway is a primary driver of tumor growth and genetic mutations that activate this pathway are found in many cancers. In LGSOC, 70% of patients have a RAS/MAPK pathway-associated mutation. One of these mutations, known as KRAS, is present in approximately 30% of patients with LGSOC.

Cancer is highly dependent on the RAS/MAPK signaling pathway for its growth, and blocking any single node in this pathway is generally insufficient for deep and durable anti-cancer activity as the cancer will compensate by activating other signaling proteins within the RAS pathway or in parallel pathways. AVMAPKI (avutometinib) inhibits MEK kinase activity while also blocking the compensatory reactivation of MEK by upstream RAF. RAF and MEK proteins are regulators of the RAS/RAF/MEK/ERK (MAPK) pathway. Blocking RAF and/or MEK activates FAK, a key mediator of drug resistance. FAKZYNJA (defactinib) is a FAK inhibitor. The avutometinib and defactinib combination was designed to provide a more complete blockade of the signaling that drives the growth and drug resistance of RAS/MAPK pathway-dependent tumors.

Commercial Launch

AVMAPKI plus FAKZYNJA is only commercially available in the U.S. as an oral combination co-pack with the two prescription products, known as “AVMAPKI FAKZYNJA CO-PACK.” The product was available at our designated specialty pharmacies within five days of approval. Our first full seven months of commercial launch in 2025 resulted in the recognition of $30.9 million in net product revenue. Over the past few years, as part of our pre-launch efforts and educational work with our medical science liaisons, and now with the addition of our field sales team, we have generated strong awareness and built a highly experienced and motivated team. We believe our initial launch success has been driven by consistent adoption among both academic centers and community oncologists.

We defined three key strategic launch imperatives to drive our launch: 1) effectively reach healthcare providers, keeping in consideration that the top 100 commercial healthcare organizations in the U.S. comprise approximately 50% of the sales opportunity; 2) engage and support patients throughout their journey since, as patients progress through other therapies, many will be ready for a new treatment option; and 3) ensure seamless access to support patients and ensure any barriers to reimbursement are removed. Our approach is highly targeted, and we are utilizing a deliberate mix of one-on-one meetings, group discussions, and conference engagements to maximize the impact of every interaction in this rare disease market. We have received a favorable mix of orders between the two specialty pharmacies onboarded in the second quarter of 2025 and the four specialty distributors we added in the third quarter of 2025.

We believe we are well-positioned for continued growth as we aim to achieve our goal that every KRAS-mutated LGSOC patient should not only receive this treatment but should do so at their first recurrence.

Accelerated Approval

Verastem initiated a rolling New Drug Application (“NDA”) in May 2024 and aligned with the FDA on plans to complete the NDA submission in October 2024 for adult patients with KRAS-mutated recurrent LGSOC, who received at least one prior systemic therapy. The NDA included safety and efficacy results from 57 patients with KRAS-mutated recurrent LGSOC enrolled in our Phase 2 RAMP 201 clinical trial. In the study, AVMAPKI and FAKZYNJA, in combination, showed a confirmed ORR by blinded independent central review (“BICR”) of 44% (25/57; 95% Confidence Interval (“CI”): 31-58) in patients with a KRAS mutation. The DOR ranged from 3.3 to 31.1 months in the KRAS mutant population. The safety of AVMAPKI and FAKZYNJA, in combination, was evaluated in 57 patients with KRAS-mutated recurrent LGSOC. Possible serious side effects with AVMAPKI FAKZYNJA CO-PACK include ocular disorders, skin toxicities (“rash”), hepatotoxicity, rhabdomyolysis, and fetal harm when administered during pregnancy. The most common side effects, including laboratory changes, of AVMAPKI FAKZYNJA CO-PACK include increased levels of an enzyme in the blood (“CPK”), nausea, fatigue, abnormal liver test (“AST”), and rash. The NDA also includes supportive data from our FRAME Phase 1 trial, the first study conducted with the AVMAPKI and FAKZYNJA combination therapy in recurrent LGSOC.

We completed our submission in October 2024, and the FDA accepted the NDA under the accelerated approval pathway in December 2024. The NDA was granted Priority Review with a PDUFA action date of June 30, 2025.

Prior to NDA acceptance, the FDA granted Breakthrough Therapy Designation (“BTD”) for the combination therapy for patients with recurrent LGSOC after one or more prior lines of therapy, including platinum-based chemotherapy, in May 2021. BTD allows for the expedited development and review of drugs for serious or life-threatening conditions. Avutometinib alone or in combination with defactinib was also granted Orphan Drug Designation by the FDA for the treatment of LGSOC, which recognized this rare cancer as distinct from high-grade serous ovarian cancer (“HGSOC”). These designations, combined with the early approval, underscored the urgency and importance of addressing the unmet treatment needs of women living with LGSOC.

RAMP 201 Clinical Trial

RAMP 201 (ENGOTov60/GOG3052) was a Phase 2 adaptive, two-part multicenter, parallel cohort, randomized, open-label trial to evaluate the efficacy and safety of avutometinib alone and in combination with defactinib in patients with recurrent low-grade serous ovarian cancer. The first part of the study determined the selection of the go forward regimen, which was the combination of avutometinib and defactinib versus avutometinib alone, based on overall response rates. The expansion phases of the trial evaluated the safety and efficacy of the go forward regimen of avutometinib 3.2 mg twice weekly and defactinib 200 mg twice daily.

In October 2024, we announced the primary analysis of the RAMP 201 study with a data cutoff of June 30, 2024, that was presented at the IGCS 2025 Annual Meeting. The study showed a confirmed ORR by BICR of 31% (34/109; 95% CI: 23-41) in all evaluable patients with measurable disease with approximately 12 months of follow up. Among patients with KRAS-mutated LGSOC, the confirmed ORR was 44% (25/57; 95% CI: 31-58), and for patients with KRAS wild-type LGSOC the confirmed ORR was 17% (9/52; 95% CI: 8-30). The median duration of response (“mDOR”) was 31.1 months (95% CI: 14.8-31.1) in all evaluable patients, with 31.1 months (95% CI: 14.8-31.1) in the KRAS mutant population and 9.2 months (95% CI: 5.5-NEi) in the KRAS wild-type population. The median progression-free survival was 12.9 months (95% CI: 10.9-20.2) in all evaluable patients, with 22 months (95% CI: 11.1-36.6) in the KRAS mutant population and 12.8 months (95% CI: 7.4-18.4) in the KRAS wild-type population. The disease control rate (“DCR”) at six or more months was 61% in the total evaluable population, 70% in KRAS mutant population and 50% in KRAS wild-type population. The updated data demonstrated that avutometinib in combination with defactinib was generally well-tolerated, with a 10% discontinuation rate due to adverse events and no new safety signals were identified. The most common treatment-related adverse events (all grades, grade ≥3) for the combination were nausea (67.0%, 2.6%), diarrhea (58.3%, 7.8%), and increased blood creatine phosphokinase levels (60.0%, 24.3%).

The primary analysis of the RAMP 201 study was published in the Journal of Clinical Oncology in July 2025. The FRAME study was published in Nature in June 2025.

RAMP 301 Phase 3 Confirmatory Clinical Trial

AVMAPKI FAKZYNJA CO-PACK is approved under accelerated approval based on the tumor response rate and duration of response. The FDA requires that we confirm the benefit in a confirmatory trial. In December of 2023, we initiated a global, randomized, confirmatory Phase 3 trial known as RAMP 301 in an international collaboration between The GOG Foundation, Inc. and the European Network of Gynaecological Oncological Trial groups. RAMP 301 is evaluating the combination of avutometinib and defactinib versus standard of care chemotherapy or hormonal therapy for the treatment of patients with recurrent LGSOC with and without a KRAS mutation. RAMP 301 will serve as the confirmatory study required by the FDA for the combination of avutometinib and defactinib for the initial indication of KRAS-mutated recurrent LGSOC, potentially leading to full approval, and has the potential to support an expanded indication regardless of KRAS mutation status. The primary endpoint is progression-free survival by BICR. Secondary endpoints include ORR, DOR, DCR, safety and tolerability, patient-reported outcomes, and overall survival (“OS”). RAMP 301 has enrolled patients in the United States, Australia, Canada, Europe, United Kingdom, and Korea.

The planned enrollment for RAMP 301 of the targeted 270 patients was completed in October 2025, a full quarter earlier than anticipated. Additional patient enrollment was also completed ahead of schedule in December 2025, following a pre-planned IA by the IDMC, which recommended a modest, one-time increase of 29 patients across KRAS mutation status based on the total enrollment achieved in October 2025. We expect to report a topline readout of the primary endpoint in mid-2027.

Post-marketing Accelerated Approval Requirement and Commitments

As a condition of receiving accelerated approval for the AVMAPKI FAKZYNJA CO-PACK, we are required to conduct additional studies to verify the clinical benefit of AVMAPKI FAKZYNJA CO-PACK and address post-marketing commitments as agreed upon with the FDA. We need to complete the ongoing Phase 3 RAMP 301 trial and provide the progression-free survival (“PFS”) and the final overall survival analyses, intended to describe and verify the clinical benefit of avutometinib and defactinib combination in adult patients with recurrent KRAS-mutated LGSOC with central KRAS testing results for all patients. We are also required to complete a pediatric study of avutometinib and defactinib to evaluate preliminary efficacy, and characterize dose, pharmacokinetics (“PK”) pharmacodynamics (“PD”) and preliminary safety in pediatric patients ages 2 to <17 years of age with relapsed or refractory unresectable or metastatic RAS/MAPK pathway-driven pediatric cancers.

In addition, we are also required to:

●	assess drug-drug interaction risks when defactinib is taken with CYP3A4 inhibitors through a trial evaluating the effect of a moderate CYP3A4 inhibitor on defactinib PK and identify the appropriate dosing
●	evaluate the potential risk of cardiomyopathy in adult patients with recurrent LGSOC receiving the combination of avutometinib and defactinib
●	enroll at least 15 evaluable patients with moderate hepatic impairment to evaluate the potential risk of increased serious adverse reactions with avutometinib in combination with defactinib
●	assess the effect of severe hepatic impairment on defactinib and its active metabolite to evaluate the potential serious risk of increased serious adverse reactions in patients with severe hepatic impairment
●	assess the effect of severe hepatic impairment on avutometinib to evaluate the potential serious risk of increased serious adverse reactions in patients with severe hepatic impairment
●	assess the severe renal impairment on avutometinib to evaluate the potential serious risk of increased serious adverse reactions in patients with severe renal impairment
●	complete study VS-6063-108, assessing drug interactions between defactinib and BCRP inhibitor, a P-gp Inhibitor, and a moderate CYP2C9 inhibitor
●	assess effects of multiple doses of defactinib on single dose pharmacokinetics of substrates of CYP3A4, CYP2C9, P-gp, BCPR, OATP1B1, and OATP1B3 to evaluate the potential serious risks of increased serious adverse reactions from elevated levels of CYP3A4, CYP2C9, P-gp, BCPR, OATP1B1, and OATP1B3 substrates, respectively, when they are used concomitantly with defactinib
●	assess the effect of defactinib on MATE2-K substrates drugs interaction risks
●	conduct an in vitro study to assess whether additional drug interaction studies are needed for defactinib metabolite M4
●	conduct an appropriate analytical and clinical validation study to support the development of a diagnostic device that is essential to the safe and effective use of the combination of avutometinib and defactinib in KRAS-mutated, recurrent low-grade serous ovarian cancer

LGSOC Geographic Commercial Expansion

We continue to make progress on potential geographic commercial expansion of the AVMAPKI and FAKZYNJA combination therapy. The European Commission granted Orphan Drug Designation in July 2025 for avutometinib plus defactinib for the treatment of ovarian cancer based on a positive opinion from the European Medicines Agency Committee for Orphan Medicinal Products. Preliminary safety and efficacy data from the Phase 2 RAMP 201J trial in Japan was presented at the IGCS 2025 Annual Meeting in November 2025 and we are continuing enrollment of patients into the RAMP 301 study in Japan. Plans to engage regulatory authorities in these regions are ongoing.

Product Pipeline

Avutometinib in Combination with Defactinib in First-line Advanced Pancreatic Cancer

In 2025, the National Cancer Institute (“NCI”) estimated that pancreatic cancer was the tenth most common cancer diagnosed in the United States and that the disease represented the third leading cause of cancer-related death in the U.S. Pancreatic cancer often has a poor prognosis, even when diagnosed early. Early detection remains a challenge, and survival rates have not improved significantly during the past 40 years. According to the NCI, the five-year survival rate for pancreatic cancer is 13% (2015-2021) and only 3% for those with advanced disease. In 2025, the NCI estimated that more than 67,000 people in the U.S. would be diagnosed with pancreatic cancer and more than 50,000 were estimated to die from this disease.

The treatment options for pancreatic cancer remain primarily limited to combinations of chemotherapy or chemotherapy plus radiation. Immuno-oncology agents have not demonstrated a significant improvement in treatment outcomes for patients with pancreatic cancer. KRAS mutations occur in up to 95% of pancreatic cancer. KRAS mutations confer constitutive activation of the KRAS protein, which activates RAF and MEK downstream supporting proliferation and survival of tumor cells. This provides the rationale for use of avutometinib to block both RAF and MEK to inhibit KRAS signaling in pancreatic cancer. Additionally, it has been previously reported that inhibition of the MAPK pathway with targeted therapies activates FAK as an adaptive resistance mechanism. Furthermore, FAK has been shown to be hyperactivated in human PDAC, and FAK activation has been correlated with high levels of fibroblasts, poor T cell infiltration and poor overall survival in these patients. Thus, there is a strong scientific rationale for combining avutometinib (to inhibit RAF and MEK to block the MAPK pathway) and defactinib (to inhibit FAK to reduce stromal density and adaptive resistance to avutometinib) to the standard of care gemcitabine/Nab-paclitaxel regimen with the objective of increasing response rate and survival. In preclinical models of pancreatic cancer, this combination of avutometinib and FAK inhibition with gemcitabine and paclitaxel has been shown to induce strong tumor regression.

Avutometinib and defactinib in combination with standard of care chemotherapy (gemcitabine and Nab-paclitaxel) are being evaluated in patients with previously untreated advanced PDAC in the RAMP 205 clinical trial. RAMP 205 is a multicenter, open-label, single-arm Phase 1b/2a study designed to evaluate the safety, tolerability and efficacy of the combination at different doses and schedules to determine the recommended RP2D. We received the first “Therapeutic Accelerator Award” from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million to support the RAMP 205 study.

In May of 2025, we announced an update on the RAMP 205 trial and that we selected our RP2D as DL1. In the update, DL1 demonstrated a confirmed ORR of 83% (10/12) in patients. Adverse events across all dose cohorts remained generally consistent with the previously announced safety and tolerability profile, and no new safety signals have emerged. We completed enrollment of 29 patients in an expansion cohort at the RP2D in 2025, and we expect to report an update on the safety and efficacy of this cohort in the first half of 2026.

VS-7375, an Oral KRAS G12D (ON/OFF) Inhibitor

VS-7375 is a potential best-in-class, potent, and selective oral KRAS G12D dual ON/OFF inhibitor. VS-7375 has a differentiated profile compared to other RAS inhibitors. Based on preclinical data, VS-7375 offers dual, potent inhibition of both ON and OFF states of KRAS G12D. We believe this correlates with better in vivo efficacy and durability versus ON-only RAS inhibitors. VS-7375 has demonstrated a high affinity for KRAS G12D with long residence time (18-24 hours) in preclinical models. We believe this correlates with a more rapid and durable suppression of pERK signaling (which controls growth and cell survival) when compared to other ON-only KRAS G12D inhibitors in tumor cell lines. The selective inhibition of VS-7375 to KRAS G12D has shown, in preclinical models, to spare T cell proliferation to maintain a normal healthy immune response, versus a RAS-multi-inhibitor which impairs T cell proliferation at increasing concentrations of drug. The once daily oral dosing of VS-7375 achieves exposures corresponding to maximal tumor regressions across preclinical models for pancreatic, lung and colorectal cancers.

VS-7375 Licensing

VS-7375 is the lead program from the discovery and development collaboration with GenFleet. We exercised the GenFleet Option (defined herein) in January 2025, announced that our IND application for VS-7375 had been approved by the FDA in April 2025, and initiated a Phase 1/2a clinical trial in June 2025.

GenFleet is developing VS-7375 as GFH375 in greater China. GenFleet’s IND for GFH375 was approved in China in June 2024, and the first patient was dosed in a Phase 1/2 study in July 2024. To date, GenFleet has generated data in more than 150 patients with PDAC, NSCLC, and other solid tumor cancers, and reported initial positive safety and anti-tumor activity in 2L PDAC (58.3% ORR in 12 patients) and 2L NSCLC (68.8% ORR in 16 patients).

GenFleet also has an ongoing Phase 1/2b trial of GFH375 in combination with cetuximab or chemotherapy in KRAS G12D-mutated solid tumors in China. The chemotherapy combination will be conducted in 1L PDAC. GenFleet is also conducting a Phase 3 trial in China evaluating GFH375 in patients with pretreated KRAS G12D-mutated metastatic pancreatic cancer.

VS-7375-101 Phase 1/2 Clinical Trial KRAS G12D Solid Tumors

In June 2025, we dosed the first patient in the monotherapy portion of VS-7375-101, the U.S. Phase 1/2 clinical trial evaluating VS-7375 in patients with advanced KRAS G12D mutant solid tumors, including PDAC, NSCLC, CRC and other KRAS G12D mutated solid tumors. We continue to make progress with the VS-7375-101 trial, which includes both monotherapy and combination dose escalation and dose expansion cohorts.

VS-7375-101 Phase 1/2b Monotherapy Dose Escalation and Dose Expansion Phases

In the monotherapy dose escalation phase, we cleared the 400 mg, 600 mg, and 900 mg daily dose levels with no DLTs and no major toxicities. We reported early safety data that showed limited nausea and vomiting through feeding patients and using standard prophylaxis treatments. We also addressed diarrhea quickly with standard oral agents. Promising anti-tumor activity was observed in patients with various solid tumors, including metastatic PDAC.

We initiated dose expansion cohorts with the 600 mg QD dose and are increasing enrollment across three different cohorts: 2L PDAC, 2L/3L NSCLC, and other 2L+ KRAS G12D mutated solid tumors.

We plan to report early data from the VS-7375-101 trial in the first half of 2026.

VS-7375-101 Phase 1/2b Combination Dose Escalation and Dose Expansion Phases

In our combination cohorts, we are enrolling patients into three different dose escalation cohorts, including 2L+ solid tumors in combination with cetuximab, 1L NSCLC in combination with carboplatin/pemetrexed /pembrolizumab, and 2L PDAC in combination with gemcitabine and Nab-paclitaxel.

We cleared the 400 mg QD dose and 600 mg QD dose of VS-7375 in combination with cetuximab and higher doses are now being evaluated.

In our dose expansion cohorts, we plan to continue to evaluate VS-7375 alone and in combination with cetuximab in 2L+ CRC. We also plan to continue to evaluate VS-7375 with chemotherapy or immunotherapy in 1L NSCLC and move into the 1L PDAC setting in combination with chemotherapy.

VS-7375 Regulatory Pathway

In July 2025, the FDA granted FTD to VS-7375, for 1L treatment of patients with KRAS G12D-mutated locally advanced or metastatic PDAC and for the treatment of patients with KRAS G12D-mutated locally advanced or metastatic PDAC who have received at least one prior line of standard systemic therapy.

Based on recent FDA feedback, we plan to amend the VS-7375-101 Phase 1/2 protocol to breakout disease specific Phase 2 registration-directed trials for KRAS G12D mutated 2L PDAC, 2L/3L NSCLC and 2L+ CRC. Our development focus is on the highest unmet need populations, and we plan to expedite regulatory submissions as quickly as possible.

Market Opportunity in U.S. for PDAC, NSCLC, CRC KRAS G12D Tumors

KRAS G12D represents 26% of all KRAS mutations, making it the most prevalent KRAS mutation in human cancers. The KRAS G12D mutation occurs most commonly in pancreatic (40%), colorectal (15%), non-small cell lung (5%) and other cancers such as endometrial (5%), biliary tract cancer (7-15%) and small bowel cancer (16%). Across the various KRAS G12D-mutated cancers, the KRAS G12D mutation often correlates with worse outcomes. In pancreatic cancer, it is associated with shorter survival and a higher risk of progression. In lung cancer, the KRAS G12D mutation is a significant driver of the disease, especially among non-smokers and is linked to poor responses to standard of care. In colorectal cancer, which is impacting younger populations, the KRAS G12D mutation is often linked to aggressive tumors. Overall, the KRAS G12D mutation appears across many types of cancer and remains an unmet medical need.

According to external sources, market research, and internal analyses and calculations, we estimate the potential addressable market in KRAS G12D-mutated cancers at launch in the U.S. represents a multi-billion dollar opportunity with the ability to treat approximately 40,000 patients annually across either 1L or 2L treatment (with or without combination treatments) in PDAC, NSCLC, CRC and other solid tumors.

Currently, no therapies are approved in the U.S., Europe or Japan, specifically targeting KRAS G12D mutations in cancer.

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

We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of treatment, and patient selection created or identified from our ongoing development of our product candidates. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets, and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position. We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions.

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

Because patent applications in the U.S. and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention.

Patents

As of December 31, 2025, our patent portfolio includes issued and pending patent applications worldwide. These patents and patent applications fall into three categories: (1) the RAF/MEK inhibition program; (2) the FAK inhibition program, and (3) KRAS inhibition program.

RAF/MEK inhibition program (avutometinib)

We have exclusively licensed a patent portfolio of four patent families that are owned or exclusively licensed by Chugai and therefore we have an exclusive option to exclusively license either directly from Chugai or from any party that has an exclusive license from Chugai. The first patent family has claims directed to the composition of matter of avutometinib, and includes granted patents in various jurisdictions, such as the U.S., Australia, Brazil, Canada, China, Europe (validated in several countries), Japan, Korea, Israel, and New Zealand that are expected to expire in February of 2027, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The second patent family has claims directed to methods of making avutometinib and includes granted patents in Europe, Japan, and the U.S. that are expected to expire in September of 2032, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The third patent family has claims directed to a dosing protocol of avutometinib, and includes two granted patents in the United States, that are expected to expire in November of 2038, granted patents in Australia, Europe, Korea, and Taiwan, and pending patent applications in various jurisdictions, such as Brazil, Canada, China, Europe, Hong Kong, Japan, Mexico, and Singapore. Patents that issue in this family will have a statutory expiration date in May of 2038, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The fourth patent family covers a method of using avutometinib in combination with a FAK inhibitor, such as defactinib, for treating a patient, and includes two granted patents in the U.S. and granted patents in Japan, Hong Kong, Macau, Singapore, and Taiwan that are expected to expire in September of 2040, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and pending patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Japan, Korea, Mexico, Malaysia, New Zealand, Singapore, and the U.S.

In addition, we own one patent family covering solid forms of avutometinib, which includes two granted patents in the U.S. that are expected to expire in December of 2042, a pending patent application in the U.S., and pending foreign patent applications in various jurisdictions, such as Australia, Canada, China, Europe, Japen, Korea, and

Singapore, that if issued are expected to expire in May of 2043, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also own eight patent families and co-own three patent families covering various methods of using a dual RAF/MEK inhibitor for treating a patient. Our eight patent families have claims directed to using a dual RAF/MEK inhibitor in combination with various therapeutic agents, such as a KRAS G12C inhibitors, KRAS G12D inhibitors, and immunotherapeutic agents for treating a patient, and have patent applications pending in various jurisdictions, such as Australia, Canada, China, Europe, and the U.S., that if issued would expire between 2041 and 2043, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Our three co-owned patent families have claims directed to using a dual RAF/MEK inhibitor in combination with other therapeutics and including a pending US provisional application and patent applications pending in various jurisdictions, such as Australia, Canada, China, Europe, and the U.S., that if issued are expected to expire in 2042 to 2045, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

FAK inhibition program (defactinib)

We have exclusively licensed a portfolio of patents owned by Pfizer, which are directed to FAK inhibitor compounds and methods of their use, for example in cancer. One patent family has claims directed to the composition of matter of defactinib, has a patent application pending in the United States, and patents granted in various jurisdictions, such as Australia, Canada, China, Europe (validated in various countries), Israel, Japan, Korea, Singapore, and the United States, that are expected to expire in April of 2028, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. For example, US 7,928,109 covers the composition of matter of defactinib specifically, and US 8,247,411 covers the composition of matter of defactinib generically. Also included are issued and pending patent applications having claims directed to methods of treatment and methods of making defactinib. For example, US 8,440,822 and US 10,450,297 cover methods of making defactinib.

In addition to the issued patents exclusively licensed from Pfizer, we own or co-own three patent families with claims directed to defactinib. One patent family is co-owned with Pfizer and has claims directed to compositions (e.g., oral dosage forms) of defactinib and certain methods of use. This family contains granted patents in various jurisdictions, such as Europe (validated in various countries), Australia, Brazil, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand, and South Africa and pending patent applications in the United States, Brazil, China, Europe, Israel, and Japan. The patents and pending patent applications, if issued, are expected to expire in January of 2035, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We own a second patent family with claims directed to methods of using a FAK inhibitor, such as defactinib, in combination with a MEK inhibitor for treating a patient. Patents in this family have been granted in the U.S., Japan, Hong Kong, and Europe, and are expected to expire in February 2035, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We own a third patent family with claims directed to methods of using a FAK inhibitor, such as defactinib, in combination with an immunotherapeutic agent. Patent applications in this family have been granted in the U.S., Europe, Canada, China, Israel, and Mexico, and are expected to expire in June 2036, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Patent applications in this family are also pending the U.S., Australia, Canada, China, Europe, Japan, and Singapore.

KRAS inhibition program (VS-7375)

We in-licensed a patent portfolio from GenFleet, which includes four patent families directed to KRAS inhibitors. In regard to VS-7375, two patent families have claims directed to the composition of matter of VS-7375. One patent family includes patent applications pending in various jurisdictions, such as the United States, Europe, and Japan, that if issued would expire in August of 2042, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The other patent family includes patent applications pending in various jurisdictions, such as Australia, Brazil, Canada, Europe, Japan, Korea, Mexico, and the U.S., that if issued, are expected to expire in September of 2043, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

The other two patent families are directed to other KRAS inhibitors. One family includes patent applications in the U.S. and Europe, that if issued are expected to expire in April of 2042, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The remaining family includes patent applications in various jurisdictions such as the U.S., Australia, Brazil, Canada, Europe, Japan, and Korea, that if issued are expected to expire in March of 2042, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

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

The term of a U.S. patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, to account for at least some of the time the drug is under development and regulatory review after the patent is granted. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one United States patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug, and/or a method of manufacturing the FDA-approved drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency.

LICENSES AND COMMERCIAL AGREEMENTS

GenFleet Therapeutics Inc.

On August 24, 2023, we entered into a collaboration and option agreement (the “GenFleet Agreement”) with GenFleet pursuant to which GenFleet granted us options to obtain exclusive development and commercialization rights worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (the “Verastem Territory”) for up to three oncology programs targeting RAS pathway driven cancers (the “GenFleet Options”). We may exercise our GenFleet Options on a program-by-program basis. In December 2023, we announced the lead oncology discovery program is VS-7375, a potential best-in-class oral and selective KRAS G12D (ON/OFF) inhibitor.

In January 2025, we exercised our GenFleet Option with respect to VS-7375 and made a $6.0 million payment to GenFleet. In January 2025, we entered into a supply agreement with GenFleet pursuant to which GenFleet agreed to provide us with compound and licensed product for development use for VS-7375.

We made an upfront payment of $2.0 million to GenFleet in September 2023 and will provide $1.5 million of research support over the first three years of the GenFleet Agreement. In addition, pursuant to the GenFleet Agreement, upon achievement of certain milestones, and upon us exercising its GenFleet Options, GenFleet will be entitled to receive payments of up to $622.0 million, inclusive of (i) up to $154.0 million upon achievement of certain development and commercialization milestones, (ii) up to $450.0 million upon achievement of certain sales milestones, and (iii) up to $18.0 million upon exercise of all three GenFleet Options. We paid GenFleet a $3.0 million milestone payment in the year ended December 31, 2024, upon GenFleet achieving a development milestone. We have also agreed to pay GenFleet royalties on net sales of licensed products in the Verastem Territory ranging from the mid to high single digits.

We may terminate the GenFleet Agreement in its entirety or on a program-by-program basis by providing 90 days’ written notice to GenFleet. Either party may terminate the GenFleet Agreement in its entirety or on a program-by-program and country-by-country basis, with 60 days’ written notice for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the GenFleet Agreement in its entirety upon certain insolvency events involving the other party.

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

Pfizer Inc.

On July 11, 2012, we entered into a license agreement (the “Pfizer Agreement”) with Pfizer under which Pfizer granted us worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer’s inhibitors of FAK, including defactinib, for all therapeutic, diagnostic and prophylactic uses in humans. We have the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions. We are solely responsible, at our own expense, for the clinical development of these products, which is to be conducted in accordance with an agreed upon development plan. We are also responsible for all manufacturing and commercialization activities at our own expense. Pfizer provided us with an initial quantity of clinical supplies of one of the products for an agreed upon price.

Upon entering into the Pfizer Agreement, we made a onetime cash payment to Pfizer in the amount of $1.5 million and issued 16,001 shares of our common stock, adjusted for our Reverse Stock Split (defined herein). In April 2025, we entered into an amendment to the Pfizer Agreement such that a $7.5 million milestone became payable upon FDA approval of AVMAPKI FAKZYNJA CO-PACK on May 8, 2025 (the “First Pfizer Milestone”), and $8.0 million milestone (the “Second Pfizer Milestone”) is payable upon the one-year anniversary of the FDA approval of AVMAPKI FAKZYNJA CO-PACK. We made the First Pfizer Milestone payment in 2025 and expect to make the Second Pfizer Milestone payment in 2026. Pfizer is also eligible to receive up to $2.0 million in developmental milestones and up to an additional $110.0 million based on the successful attainment of regulatory and commercial sales milestones. Pfizer is also eligible to receive high single to mid-double-digit royalties on future net sales of the products. Our royalty obligations with respect to each product in each country begin on the date of first commercial sale of the product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to us that covers the product in that country.

The Pfizer Agreement will remain in effect until the expiration of all our royalty obligations to Pfizer, determined on a product by product and country by country basis. So long as we are not in breach of the Pfizer Agreement, we have the right to terminate the license agreement at will on a product by product and country by country basis, or in its entirety, upon 90 days written notice to Pfizer. Either party has the right to terminate the Pfizer Agreement in connection with an insolvency event involving the other party or a material breach of the Pfizer Agreement by the other party that remains uncured for a specified period of time. If the Pfizer Agreement is terminated by either party for any reason, worldwide rights to the research, development, manufacture and commercialization of the products revert back to Pfizer.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are many generic products currently on the market for the indications that we are pursuing, and additional generic products are expected to become available over the coming years. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

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

Several FDA-approved RAF and/or MEK inhibitors are commercially available; however, we are not aware of any products that are specifically approved for KRAS-mutated recurrent LGSOC. Competitors that are currently developing RAF and/or MEK inhibitors are Abbvie, AstraZeneca, Bristol Myers Squibb Company, Erasca, Genentech, Novartis AG, and Pfizer. Other competitors developing KRAS G12D inhibitors and pan-KRAS inhibitors are Astellas Pharma Inc., AstraZeneca, Bayer, BeOne, Boehringer Ingelheim, Chugai, D3 Bio, Eli Lilly, GenFleet, Genentech, Incyte Corporation, Jacobio, Jiangsu Hengrui Pharmaceuticals Company Ltd, Quanta Therapeutics, Ranok Therapeutics, Revolution Medicine, and Tyligand Bioscience; however, we are not aware of any FDA-approved treatments for the KRAS G12D mutation.

MANUFACTURING

We contract with third parties for the manufacture of our product candidates for preclinical studies, clinical trials, and commercial requirements and we intend to continue to do so in the future.

Avutometinib (AVMAPKI)

We work with one contract manufacturing organization (“CMO”) for the manufacture of avutometinib drug product, two CMOs for the production of avutometinib drug substance, and one CMO for avutometinib drug packaging/labeling.

Defactinib (FAKZYNJA)	We have one CMO for the manufacture of defactinib drug product, one CMO for the production of defactinib drug substance, and one CMO for defactinib drug packaging/labeling.
VS-7375

We currently are party to a supply agreement with GenFleet pursuant to which we expect to obtain VS-7375 finished product from GenFleet. We are in the process of completing tech transfers with a two domestic CMO to onshore the manufacture of both drug substance and drug product of VS-7375 to the US.

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

APPLICABLE LAWS AND GOVERNMENT REGULATION

Government authorities in the U.S., at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, import and export of pharmaceutical products, such as those we are developing.

U.S. Drug Approval Process

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

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

The U.S. Supreme Court’s June 28, 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper”) overturned the longstanding Chevron doctrine under which administrative agencies, including the FDA, were entitled to deference in the interpretation of “ambiguous” federal statutes. The full impact of the Loper decision is not yet known, but it could lead to significant changes in FDA regulation of our business and the pharmaceutical industry.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, scheduled in 2026 to exceed $4.6 million, and the sponsor of an approved NDA is also subject to annual program fees, based on the number of approved products. These fees are typically adjusted annually. User fee statutory authority expires every five years. The PDUFA was re-authorized for an additional five years in 2022 until 2027, and negotiations are underway to re-authorize PDUFA for fiscal years 2028 through 2032. Fee waivers are available in certain circumstances, including a waiver of the application fee for an orphan drug application.

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

After the FDA’s evaluation of the NDA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If the FDA issues a complete response letter, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the NDA.

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

Expedited Development and Review Programs

The FDA has various programs, including fast track designation, breakthrough therapy designation, priority review and accelerated approval, which are designed to expedite or facilitate the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs and biologics to patients earlier than under standard FDA review procedures.

●	Fast Track Designation. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that the product is intended for the treatment of a serious or life-threatening condition for which there is no effective treatment, and demonstrates the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor’s request.

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

●	Breakthrough Designation. A drug may be designated as a breakthrough therapy if the drug is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The breakthrough therapy designation provides all the benefits of the fast track program, including the eligibility for rolling review. The FDA may take certain administrative actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team and taking other steps to aid sponsors in designing the clinical trials. Although breakthrough designation does not affect the regulatory standards for approval, the frequent interactions with the FDA may facilitate a more efficient development program. In addition, the breakthrough designation may be withdrawn by the FDA if the FDA believes that the drug no longer meets the conditions for qualification.
●	Priority Review. Under FDA policies, a product candidate may be eligible for priority review, or review within a six-month time frame, compared to the ten-month time frame for a standard review, from the time a complete application is accepted for filing. Products regulated by the FDA’s Center for Drug Evaluation and Research (“CDER”) are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease.
●	Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of one or more Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. The Food and Drug Omnibus Reform Act of 2022 (“FDORA”) signed by President Biden on December 29, 2022 as part of the Consolidated Appropriations Act, 2023 (H.R. 2617) includes numerous reforms to the accelerated approval process for drugs and biologics and enables the FDA to require, as appropriate, that a post-approval study be underway prior to granting accelerated approval. FDORA also expands the expedited withdrawal procedures available to the FDA to allow the agency to use expedited procedures if a sponsor fails to conduct any required post-approval study of the product with due diligence. FDORA also adds the failure of a sponsor of a product approved under accelerated approval to conduct with due diligence any required post-approval study with respect to such product or to submit timely reports with respect to such product to the list of prohibited acts in the FDCA. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. The FDA has historically taken the position that the scope of orphan exclusivity aligns with the approved indication or use of a product, rather than the disease or condition for which the product received orphan designation. However, on September 30, 2021, the U.S. Court of Appeals for the 11th Circuit issued a decision in Catalyst Pharms., Inc. v. Becerra holding that the scope of orphan drug exclusivity must align with the disease or condition for which the product received orphan designation, even if the product’s approval was for a narrower use or indication. It remains to be seen how this decision affects orphan drug exclusivity going forward. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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

Combination Therapy

Combination therapy is a treatment modality that involves the use of two or more drugs to be used in combination to treat a disease or condition. If those drugs are combined in one dosage form, such as one pill, that is known as a fixed dose combination product, and it is reviewed pursuant to the FDA’s Combination Rule at 21 CFR 300.50 (“the Rule”). The Rule provides that two or more drugs may be combined in a single dosage form when each component contributes to the claimed effects and the dosage of each component (amount, frequency, duration) is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy as defined in the labeling for the drug.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before implementation. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The current administration announced in September 2025 that it intends to prioritize enforcement of pharmaceutical advertising requirements.

Additional Provisions

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

Other Healthcare Laws

In the U.S., pharmaceutical manufacturers are subject to numerous other federal, state and local laws designed to, for example, prevent fraud and abuse; prevent the causing of false claims to be submitted to government healthcare programs; promote transparency in interactions with others in the healthcare industry; regulate pricing of drugs; require reporting of drug prices and payment of rebates or offering of discounts to certain government programs and public and private payors; and protect the privacy of individual information. These laws are enforced by various federal and state enforcement authorities, including but not limited to, the U.S. Department of Justice, and individual U.S. Attorney offices within the Department of Justice, the U.S. Department of Health and Human Services (“HHS”), HHS’ various divisions, including but not limited to, the Centers for Medicare & Medicaid Services (“CMS”), and the Office of Inspector General, and state boards of pharmacy.

We may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws, for activities related to past and future sales of any products reimbursable by third-party payors such as federal health care programs (including Medicare and Medicaid) or, in some cases, commercial health plans. Anti-kickback laws generally prohibit a pharmaceutical manufacturer from soliciting, offering, receiving, or paying anything of value to generate business, including the purchase, prescription or use of a particular drug. False claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third-party payors that are false or fraudulent.

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

Foreign Regulation

In order to market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Regardless of our current FDA approval or any future FDA approvals we may obtain for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

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

Within the U.S., FDA-approved drugs could potentially be covered by various government health benefit programs as well as purchased by government agencies. The participation in such programs or the sale of products to such agencies is subject to regulation. The marketability of any of our approved products may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.

Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, participating manufacturers are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if certain pricing increases more than inflation. State Medicaid programs and Medicaid managed care plans can seek additional “supplemental” rebates from manufacturers.

Medicare is a federal program that is administered by the federal government that covers individuals aged 65 and over, disabled individuals and certain other eligible individuals. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate rebates and other discounts with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Manufacturers with marketed brand name drugs may be asked to provide discounts on brand name prescription drugs utilized by Medicare Part D beneficiaries in order for a given prescription drug plan to cover the manufacturer’s drug. Under a new manufacturer discount drug program that became effective January 1, 2025, manufacturers pay 10% of the allowed cost of the drug after a Medicare beneficiary has met the standard deductible until the beneficiary reaches the annual out-of-pocket cap ($2,100) and then 20% of the allowed cost of the drug. Additionally, as the result of recent changes under the Inflation Reduction Act of 2022 (“IRA”), drug utilization under Medicare Part B and Part D may be subject to an additional Medicare discount if the pricing increases more than inflation.

Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (“FSS”). FSS participation is required for a drug product to be covered and reimbursed by certain federal agencies and for coverage under the Medicaid Drug Rebate Program and Medicare Part B. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is subject to statutory reporting requirements and is negotiated periodically with the Department of Veterans Affairs, including by reference to a manufacturer’s comparable non-federal customer pricing. In addition, prices for drugs purchased by the Veterans Administration (“VA”), Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and Public Health Service (“PHS”) through the FSS are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than the rate of inflation.

To maintain coverage of drugs under the Medicaid Drug Rebate Program and Medicare Part B, manufacturers are required to participate in and extend discounts to certain purchasers under the PHS pharmaceutical pricing program.

Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.

The containment of healthcare costs has become a priority for federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Federal and state governments in the U.S. as well as foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of existing controls and measures, could limit payments for pharmaceuticals such as the drug candidates that we are developing and could adversely affect our net revenue and results.

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

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in the U.S. Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of pharmaceutical products. For example, in 2016, Congress enacted and President Obama signed into law the 21st Century Cures Act that amends a number of sections of the FDCA. Additionally, in December 2022, President Biden signed into law the Consolidated Appropriations Act, 2023 (H.R. 2617) that contains important reforms relevant to the FDA, including the FDORA and the Prepare for and Respond to Existing Viruses, Emerging New Threats, and Pandemics Act. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations changed or what the effect of such changes, if any, may be.

Additionally, in the U.S., federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, healthcare, which include initiatives to reduce the cost of healthcare generally and drugs specifically. For example, in 2010, Congress enacted the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act (collectively, “ACA”), which expanded healthcare coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage, and included changes to the coverage and reimbursement of drug products under government healthcare programs as well as the imposition of annual fees on manufacturers of branded pharmaceuticals.

Beyond the ACA, there are ongoing and widespread healthcare reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform has been an ongoing focus. For example, the Inflation Reduction Act ("IRA") of 2022 includes several changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the prior Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first set of negotiated Medicare maximum fair prices going into effect in 2026). The IRA has had a significant impact on the pharmaceutical industry and that impact is anticipated to continue.

Beyond the IRA, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap and changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers. In addition, recent legislation expanded the orphan drug exclusion in the IRA Medicare drug price negotiation program.

Under the current presidential administration, there has been significant reform activity focused on drug pricing and reimbursement. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA, accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs, and increasing drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the U.S., and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A future website sponsored by the federal government that is anticipated to offer pharmaceutical direct-to-consumer channels has also been announced. Federal agencies are developing new drug pricing pilot programs, such as a Medicaid model that would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model.

Other healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured patients.

Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price and reimbursement constraints, restrictions on copayment assistance by pharmaceutical manufacturers, value-based pricing, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

Healthcare reform efforts have been and may continue to be subject to scrutiny, legal challenge and subsequent amendment, creating further uncertainty.

Other government actions could have an adverse effect upon, and could prevent, our products’ commercial success. For example, the Trump Administration’s announced tariff on branded or patented drugs may increase the cost of drug products that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized. As another example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in

2013 and remains in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Healthcare reform initiatives at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale. We cannot predict the ultimate content, timing or effect of any such reform. There is no assurance that healthcare reform will not adversely affect our future business and financial results.

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

In order to attract qualified applicants to Verastem and retain such employees, we offer a total rewards package consisting of base salary and cash target bonus, a comprehensive benefit package, and equity compensation for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on our achievement of corporate goals and individual performance. In addition, many of our employees are stockholders of the company through participation in our Employee Stock Purchase Plan, which aligns the interests of our employees with our stockholders by providing stock ownership on a tax-deferred basis. We also provide for employer matching contributions equal to 100% of employee deferral contributions up to a deferral rate of 6% of eligible compensation to our Section 401(k) retirement savings plan.

As of December 31, 2025, we had 102 full time equivalent employees, including a total of 23 employees with M.D. or Ph.D. degrees, and two part-time employees. Of the full time equivalent employees, 56 employees were engaged in research and development activities. We consider the intellectual capital of our employees to be an essential driver of our business and key to our success. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

BUSINESS—EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers as of February 27, 2026.

Name	Age	Position
Executive Officers:
Daniel W. Paterson	64	President, Chief Executive Officer
Michael Kauffman	62	President of Development
Daniel Calkins	38	Chief Financial Officer

Daniel W. Paterson, has served as our Chief Executive Officer since August 2023 and as our President since June 2019, in addition to serving as our Chief Operating Officer from December 2014 to July 2023, as our Chief Business Officer from July 2013 to December 2014 and as our Vice President, Head of Corporate Development and Diagnostics from March 2012 until July 2013. Prior to joining us in March 2012, Mr. Paterson was a consultant in 2011. From 2009 through 2010, Mr. Paterson was the Chief Operating Officer of On-Q-ity. Mr. Paterson was the President and Chief Executive Officer of The DNA Repair Company from 2006 until 2009, when it was acquired by On-Q-ity. Previously, he held senior level positions at IMS Health, CareTools, OnCare, and Axion. Mr. Paterson holds a B.A. in Biology from Boston University and attended the Northeastern University Graduate Pharmacology program.

Michael Kauffman M.D., Ph.D., has served as our President of Development since December 2025 after serving as lead director of our board of directors since June 2016. Michael has been a member of our board of directors since November 2012 and continues to serve on our board of directors. Prior to his role as President of Development, he was the Chief Executive Officer, president and board member of Nereid Therapeutics Inc from November 2023 to November 2025. Prior to this, Dr. Kauffman was the cofounding Chief Executive Officer and acting Chief Medical Officer of Karyopharm Therapeutics Inc., a publicly traded commercial stage biotechnology company, from January 2011 to April 2021 and senior clinical advisor from May 2021 to May 2022. Prior to this, Dr. Kauffman was the Chief Medical Officer of Onyx Pharmaceuticals, Inc., a publicly traded biotechnology company, from November 2009 until December 2010. Dr. Kauffman received an M.D. and Ph.D. in molecular biology and biochemistry from Johns Hopkins University and holds a B.A. in biochemistry from Amherst College. Dr. Kauffman trained in Internal Medicine at Beth Israel Deaconess and rheumatology at Massachusetts General Hospitals, and is board certified in internal medicine.

Daniel Calkins, has served as our Chief Financial Officer since October 2023, prior to which Mr. Calkins served as our Vice President, Finance from September 2022 to October 2023, as our Corporate Controller from March 2020 to September 2022, as our Assistant Controller from May 2019 to March 2020, and as our Associate Director, SEC Reporting and Technical Accounting from December 2018 to May 2019. Prior to joining us in December 2018, Mr. Calkins held various positions of increasing responsibility at CFGI from May 2013 to December 2018. Prior to CFGI, Mr. Calkins began his career at PwC LLP in the assurance practice. Mr. Calkins holds a B.S. in Accounting from Bryant University and M.S. in Accounting from Northeastern University.

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

ITEM 1A.  Risk Factors

Careful consideration should be given to the following material risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the U.S. Securities and Exchange Commission (“SEC”) in evaluating us and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to the Development of Our Product Candidates and Commercialization of our Product Candidates

➢	We are highly dependent on the commercial success of AVMAPKI FAKZYNJA CO-PACK (avutometinib capsules; defactinib tablets) in the U.S for the foreseeable future.

In May 2025, we received accelerated approval for AVMAPKI FAKZYNJA CO-PACK in the U.S. for treatment of adults with KRAS-mutated, recurrent LGSOC who have received prior systemic therapy. The commercial success of AVMAPKI FAKZYNJA CO-PACK depends on a number of factors, including:

●	the effectiveness of AVMAPKI FAKZYNJA CO-PACK as a treatment for adult patients with KRAS-mutated, recurrent LGSOC who have received prior systemic therapy;
●	the size of the treatable patient population;
●	the effectiveness of our sales and marketing efforts;
●	the coverage and reimbursement levels set by governmental authorities, private health insurers, and other third-party payors;
●	the adoption of AVMAPKI FAKZYNJA CO-PACK by physicians, which depends on whether physicians view it as a safe and effective treatment for adults with KRAS-mutated, recurrent LGSOC who have received prior systemic therapy;
●	the occurrence of any side effects, adverse reactions, misuse or any unfavorable publicity in these or other areas associated with avutometinib and defactinib; and
●	the development and commercialization of products or therapies that compete with AVMAPKI FAKZYNJA CO-PACK.

➢	Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to expand the approved indication for the combination product, obtain marketing approval for or successfully commercialize any of our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the research and development of our product candidates. Our ability to generate product revenues will depend heavily on the successful commercialization and development of our product candidates. The success of our product candidates will depend on several factors, including the following:

●	initiation and successful enrollment and completion of our clinical trials;
●	receipt of marketing approvals from the FDA and other regulatory authorities for our current and future product candidates, including pricing approvals where required;
●	establishing and maintaining commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

●	establishing and maintaining commercial capabilities, including hiring and training a sales force, and launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
●	acceptance of the products, if and when approved, by patients, the medical community, and third-party payors;
●	securing and maintaining coverage and adequate reimbursement for our products from third-party payors;
●	effectively competing with other therapies; and

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

➢	Even though AVMAPKI FAKZYNJA CO-PACK has received accelerated approval in the U.S., and even if we receive marketing approval for an expanded indication for our combination product or any of our other product candidates receives marketing approval, such product candidates may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even though AVMAPKI FAKZYNJA CO-PACK has received accelerated approval in the U.S., and even if we receive marketing approval for an expanded indication for our combination product or any of our other product candidates receives marketing approval, our products and product candidates may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If AVMAPKI FAKZYNJA CO-PACK does not achieve an adequate level of acceptance, or if we are unable to increase market acceptance of AVMAPKI FAKZYNJA CO-PACK as compared to existing or competitive products, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of AVMAPKI FAKZYNJA CO-PACK, or any of our other product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to alternative treatments;
●	convenience and ease of administration compared to alternative treatments;
●	the ability to offer our product candidates for sale at competitive prices;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe our product candidates;
●	the line of therapy for our product candidates is designated under physician treatment guidelines;
●	changes in the standard of care for the targeted indications for product candidates;
●	limitations or warnings, including distribution or use restrictions, contained in the approved labeling for our product candidates;
●	the strength of marketing and distribution support;
●	sufficient third-party coverage and reimbursement;
●	the ability of the medical community to appropriately recognize and manage side effects;
●	safety concerns with similar products marketed by others; and
●	the prevalence and severity of any side effects as a result of treatment with product candidates.

➢	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining or not obtain marketing approval for our product candidates;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions including imposition of a Risk Evaluation and Mitigation Strategy (“REMS”), or safety warnings, including boxed warnings;
●	be subject to additional post marketing testing requirements; or
●	have the product removed from the market after obtaining marketing approval.

The FDA and foreign regulatory authorities may determine that the results from our ongoing and futunew drure trials do not support regulatory approval and may require us to conduct an additional clinical trial or trials. If these agencies take such a position, the costs of development of our product candidates could increase materially and their potential market introduction could be delayed or abandoned. The regulatory agencies could also require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider a new drug application. Our product development costs will also increase if we experience delays in clinical testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

➢	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

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

➢	Preclinical studies and preliminary, initial “top-line” and interim data from clinical trials of our product candidates, or statistical analyses and projections based thereon, are not necessarily predictive of the results or success of ongoing or later clinical trials of our product candidates. If we cannot replicate the results from our preclinical studies and clinical trials of our product candidates, we may be unable to successfully develop, obtain regulatory approval for, and commercialize our product candidates.

Preclinical studies and any positive preliminary, initial “top-line,” and interim data from our clinical trials of our product candidates may not necessarily be predictive of the results of ongoing or later clinical trials. Even if we are able to complete our planned clinical trials of our product candidates according to our current development timeline, the positive results from clinical trials of our product candidates may not be replicated in subsequent clinical trial results. Also, our later stage clinical trials could differ in significant ways from earlier stage clinical trials, which could cause the outcome of the later stage trials to differ from our earlier stage clinical trials. For example, these differences may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. Many companies in the biotechnology and pharmaceutical industries, including us, have suffered significant setbacks in late stage clinical trials after achieving positive results in an earlier stage of development. If we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

➢	Our approach to the treatment of cancer through cell death, inhibition of tumor growth, and disruption of the tumor microenvironment is relatively unproven, and we do not know whether we will be able to develop any products of significant commercial value.

We are developing product candidates to treat cancer by using targeted agents to cause cell death, inhibition of tumor growth, and disruption of the tumor microenvironment, and thereby thwart the growth and proliferation of cancer cells.

Research on the use of small molecules to cause cell death, inhibition of tumor growth, and disruption of the tumor microenvironment is an emerging field and, consequently, there is still uncertainty about whether defactinib, avutometinib and VS-7375 are effective in improving outcomes for patients with cancer.

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

➢	The market opportunities for AVMAPKI FAKZYNJA CO-PACK and our other product candidates, if approved, may be smaller than we estimate, and the FDA and other comparable foreign regulatory authorities may approve our product candidates for a more limited patient population than we anticipate.

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

Our estimates of the patient population, pricing and revenue opportunities for our product candidates, including for KRAS mutant patients with recurrent LGSOC, are based on a number of internal and third-party estimates, including, without limitation, internal forecasts of potential market penetration, the median duration of treatment from initial interim clinical data and the assumed prices at which we can commercialize our product candidates. These estimates may be inaccurate or based on imprecise data. The market opportunity of AVMAPKI FAKZYNJA CO-PACK and our product candidates, if approved, will depend on, among other things, acceptance by the medical community, patient access, drug pricing and reimbursement. The number of patients in the addressable market may turn out to be lower than we estimate, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which may significantly harm our business, financial condition, results of operations, and prospects.

In addition, even if we obtain approval for any of our product candidates, such approvals may be for more limited patient populations than we had anticipated and the potential market for our product candidates will be smaller than our current estimates. Obtaining approval for only a smaller patient population of our target indications for which we anticipate seeking approval would have a materially adverse effect on our ability to achieve commercialization and generate revenues.

➢	The approval of our product candidates as single agents or part of a combination therapy for the treatment of certain cancers may be more costly than our prior clinical trials, may take longer to achieve regulatory approval, may be associated with new, more severe or serious and unanticipated adverse events, and may have a smaller market opportunity.

Part of our current business model involves conducting clinical trials to study the effects of combining our product candidates with other approved and investigational targeted therapies, chemotherapies, and immunotherapies to treat patients with cancer. Regulatory approval for a combination treatment generally requires clinical trials to evaluate the activity of each component of the combination treatment. As a result, it may be more difficult and costly to obtain regulatory approval of our product candidates for use as part of a combination treatment than obtaining regulatory approval of our product candidates alone. In addition, we also risk losing the supply of any approved or investigational product being combined with our product candidate in these clinical trials. Furthermore, the potential market opportunity for our product candidates is difficult to estimate precisely. For instance, if one of our product candidates receives regulatory approval from a combination study, it may be approved solely for use in combination with the approved or investigational product in a particular indication and the market opportunity our product candidate would be dependent upon the continued use and availability of the approved or investigational product. In addition, because physicians, patients, and third-party payors may be sensitive to the addition of the cost of our product candidates to the cost of treatment with the other products, we may experience downward pressure on the price that we can charge for our product candidates if they receive regulatory approval. Further, we cannot be sure that physicians will view our product candidates, if approved as part of a combination treatment, as sufficiently superior to a treatment regimen consisting of only the approved or investigational product. Additionally, the adverse side effects of our product candidates may be enhanced when combined with other products. If such adverse side effects are experienced, we could be required to conduct additional preclinical and clinical studies, and if such adverse side effects are severe, we may not be able to continue the clinical trials of the combination therapy because the risks may outweigh the therapeutic benefit of the combination.

➢	We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, including Abbvie, AstraZeneca, Boehringer Ingelheim, Bristol Myers Squibb Company, Chugai, D3 Bio, Eli Lilly, Erasca, Genentech, GenFleet, Incyte Corporation, Jacobio, Jiangsu Hengrui Pharmaceuticals

Company Ltd, Novartis AG, Pfizer, Quanta Therapeutics, Ranok Therapeutics, Revolution Medicine, Tyligand Bioscience and others. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

Many of our competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Additionally, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our product candidates obsolete or noncompetitive.

In addition, to the extent that products or product candidates of our competitors demonstrate serious adverse side effects or are determined to be ineffective in clinical trials, the commercialization and the development of our product candidates could be negatively impacted.

➢	If we fail to obtain regulatory approval in jurisdictions outside the U.S., we will not be able to market our products in those jurisdictions.

We intend to seek regulatory approval for our product candidates in countries outside of the U.S. and expect that these countries will be important markets for our products, if approved. Marketing our products in these countries will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The regulations that apply to the conduct of clinical trials and approval procedures vary from country to country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the U.S., a drug must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Failure to obtain regulatory approval in one country may have a negative effect on the regulatory approval process in others. Further, we and our collaboration partners are currently conducting clinical trials, and may in the future conduct additional clinical trials, outside the U.S., including the Phase 1/2 clinical trial evaluating VS-7375 by GenFleet in China. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the FDA will generally not approve the application unless the data are applicable to the U.S. population and U.S. medical practice and the FDA is able to validate the data through an on-site inspection or other appropriate means. The FDA or any comparable foreign regulatory authority may not accept data from trials conducted outside of the U.S. or the applicable jurisdiction, which may result in the need for additional trials that could be costly and time consuming and could result in the product candidate not receiving approval for commercialization in the applicable jurisdiction. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market.

➢	If serious adverse or unexpected side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

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

Avutometinib and defactinib are being administered and studied in our Phase 1, Phase 2, and Phase 3 clinical trials, and VS-7375 is being administered and studied in our Phase 1 and Phase 2 clinical trials and the development program continues to progress. For avutometinib, defactinib, and VS-7375 the toxicities reported to date have been predictable and appear to be manageable.

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

➢	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

➢	Any future product candidates that we commercialize may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

In both domestic and foreign markets, any product candidates that may receive marketing approval in the future will depend, in part, on favorable pricing as well as the availability of coverage and amount of reimbursement by third-party payors, including governments and private health plans. Substantial uncertainty exists regarding coverage and reimbursement by third-party payors of newly approved health care products.

Outside the United States, some countries require approval of the sale price of a drug before the product can be marketed. In many such countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in product candidates, even if those product candidates obtain marketing approval.

Cost containment is a key trend in the United States and elsewhere. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize the product candidates for which we may obtain marketing approval.

➢	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

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

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We have in the past and may in the future need to increase our insurance coverage as we commercialize future product candidates or if we initiate additional clinical trials in the United States and around the world. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

➢	A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, has and may in the future adversely affect our business.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities, our financial condition and our results of operations. For example, United States residents and businesses in major urban centers have been hit especially hard by the global spread of COVID-19, which has resulted in certain disruptions to our business and may in the future result in additional disruptions to our business. Examples of both include:

●	Shortages of personnel at clinical trial sites and delay in startup activities. Clinics and hospitals in Europe and United States continue to cause delays in startup and on-going activities due to the ongoing shortages of both site coordinators and staff within the industry. Frequent high turnover of existing site staff and slower contracting, budget negotiations, and operational bottlenecks contribute to the delays.

●	Work-from-home limitations. Since 2020, a material portion of our workforce works remotely and we expect this to continue, which could impact our ability to effectively plan, execute, communicate, and maintain our corporate culture.
●	Capital markets volatility. Equity and debt markets have experienced significant volatility in recent years, which makes it more difficult to raise capital at a reasonable valuation or at all.
●	Business interruptions or disruptions. There may be interruptions or disruptions that directly or indirectly adversely affect our or our current or potential collaboration partners’ organizations, which may delay or disrupt our business plans or impact a collaboration partner’s ability to fully perform under our agreements with them.

Each of these factors could have a material adverse effect on our business and results of operations.

Risks Related to Our Commercial Agreements

➢	We depend on Secura for the achievement and payment of the contingent consideration under the asset purchase agreement between us and Secura pursuant to which we sold the COPIKTRA assets to Secura. If Secura is unsuccessful in developing and commercializing COPIKTRA, we may not receive such payments or otherwise capitalize on the market potential of COPIKTRA.

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

Secura’s ability to develop and commercialize COPIKTRA is subject to a number of risks and uncertainties, including the following:

●	Secura has significant discretion in determining how to develop further and commercialize COPIKTRA, including through potential collaborators and partners;
●	Secura may not commit sufficient resources to development, marketing or distribution of COPIKTRA;
●	even if diligently pursued, Secura’s efforts to develop and commercialize COPIKTRA may not be successful;
●	Secura may not properly maintain or defend its intellectual property rights or may use its proprietary information in such a way as to invite litigation that could jeopardize or invalidate the intellectual property of COPIKTRA;
●	Secura may fail to maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other post-market requirements;
●	Secura may not be able to obtain regulatory approval in United States for certain oncology indications or obtain approval in jurisdictions outside of the United States and as a result, will not be able to market COPIKTRA for those indications or in those jurisdictions; and
●	Disputes may arise between Secura and us that result in the delay of payments or in costly litigation that diverts management attention and resources.
➢	Our ability to receive future contingent consideration, including milestone payments and royalties, from the sale of our rights, title, and interest in COPIKTRA to Secura may be adversely affected by lower than expected COPIKTRA sales and Secura’s ability to achieve other developmental and regulatory milestones.

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

➢	If we do not realize the anticipated benefits of our license agreements with Pfizer for the FAK program and Chugai for the dual RAF/MEK candidate program, or from the GenFleet Agreement, our business could be adversely affected.

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

➢	We depend on GenFleet to fully perform under the GenFleet Agreement inclusive of our supply agreement with GenFleet.

On August 24, 2023, we entered into the GenFleet Agreement pursuant to which we obtained three GenFleet Options that may be exercised on a program-by-program basis. In December 2023, we announced the selection of a potential best-in class oral and selective KRAS G12D (ON/OFF) inhibitor VS-7375 as the lead program. GenFleet is currently conducting a Phase 1/2 trial in China evaluating VS-7375 in patients with KRAS G12D-mutated advanced solid tumors. In January 2025, we exercised early the GenFleet Option for the lead compound VS-7375 and initiated a Phase 1/2a study in middle of 2025 in the U.S.

Pursuant to the GenFleet Agreement, we are reliant on GenFleet to fulfill their responsibilities including ongoing discovery and lead optimization for the second and third programs and execution of the Phase 1 clinical trials for the second and third programs. Accordingly, our ability to realize the anticipated benefits and success of the GenFleet Agreement is dependent upon GenFleet fulfilling their obligations. Furthermore, we have entered into a supply agreement with GenFleet pursuant to which we expect to obtain VS-7375 finished product from GenFleet for use in our planned clinical trial in the United States. If GenFleet does not perform under the supply agreement, our ability to obtain VS-7375 and consequently our current and planned clinical trial in the United States investigating VS-7375 will be materially adversely impacted. If GenFleet does not successfully carry out their responsibilities, the benefits of the GenFleet Agreement and our collaboration with GenFleet may not be realized.

Risks Related to Our Financial Position and Need for Additional Capital

➢	We have incurred significant losses since our inception. We may incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. As of December 31, 2025, we had an accumulated deficit of $1.165 billion To date, we have generated minimal product revenues and have financed our operations primarily through public and private offerings of our common stock, preferred stock, warrants and pre-funded warrants, offerings of convertible notes, sales of our common stock pursuant to our at-the-market equity offering programs, our Note Purchase Agreement (the “Note Purchase Agreement”) with RGCM SA LLC, as purchaser agent, Oberland Capital Management LLC (“Oberland”) and certain funds managed by Oberland, as purchasers, (together with the other purchasers party thereto referred to as the “Note Purchase Agreement Purchasers”), former loan agreements, upfront payments under our license and collaboration agreements with Yakult, Honsha Co., Ltd. (“Yakult”), CSPC Pharmaceutical Group Limited (“CSPC”), and Sanofi, and the upfront payment and milestone payments under the Secura APA. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and may incur operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue commercialization activities of AVMAPKI FAKZYNJA CO-PACK
●	continue our ongoing clinical trials with our product candidates, including with avutometinib and defactinib for wild type LGSOC, avutometinib and defactinib for other non-LGSOC cancers; and VS-7375
●	initiate additional clinical trials for our product candidates;
●	maintain, expand, and protect our intellectual property portfolio;
●	acquire or in-license other products and technologies;
●	hire additional clinical, development, and scientific personnel; and
●	establish and maintain a sales, marketing and distribution infrastructure to commercialize any products for which we obtain marketing approval.

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

➢	We will need additional funding. If we are unable to raise capital if needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, including for avutometinib, defactinib and VS-7375.

We expect our expenses to increase in connection with our ongoing activities, particularly in connection with our commercialization of AVMAPKI FAKZYNJA CO-PACK and the continued clinical development of our other product candidates. We expect our cash and cash equivalents at December 31, 2025, combined with the proceeds from exercise of warrants in January 2026 along with revenue we expect to generate from sales of AVMAPKI FAKZYNJA, will be sufficient to fund our current operating plan and capital expenditure requirements for the next 12 months from the issuance of these financial statements. We may need to obtain additional funding in connection with our continuing operations, including for our clinical development programs. Our future capital requirements will depend on many factors, including:

●	the costs and timing of activities of commercialization for AVMAPKI FAKZYNJA CO-PACK and product candidates for which we expect to receive marketing approval;
●	the scope, progress, and results of our ongoing and potential future clinical trials;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs, timing, and outcome of regulatory review of our product candidates (including our efforts to seek approval and fund the preparation and filing of regulatory submissions);
●	revenue received from commercial sales of AVMAPKI FAKZYNJA CO-PACK and our product candidates, should any of our product candidates also receive marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property related claims; and
●	our ability to establish collaborations or partnerships on favorable terms, if at all.
●	receipt of milestone payments and royalties pursuant to the Secura APA including timing of such receipt.

Conducting clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval of any of our product candidates. Even though the FDA has approved AVMAPKI FAKZYNJA CO-PACK it may not achieve commercial success. Our commercial revenues are derived from sales of products. Accordingly, even though we received regulatory approval for AVMAPKI FAKZYNJA CO-PACK, it may take several years to achieve a significant level of sales, and as a result we may need to continue to rely on additional financing to further our clinical development objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

➢	Unfavorable economic conditions could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Unfavorable macroeconomic conditions and other adverse macroeconomic factors have resulted, among other matters, in tightening in the debt and equity markets, and high levels of inflation. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, the current presidential administration has imposed or is considering imposing tariffs on a large number of countries, reciprocal tariffs with certain countries and particularized tariffs on certain types of foreign goods, including pharmaceutical products and components manufactured outside of the U.S. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions resulting from trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Tightening of the equity markets makes it more difficult to raise capital at a reasonable valuation or at all. Tariffs, economic sanctions, and other changes in U.S. trade policy have in the past and could in the future negatively affect our business, financial condition, and results of operations.

In addition, the U.S. Bureau of Labor Statistics has reported for the period from December 2024 to December 2025, the Consumer Price Index for All Urban Consumers rose 2.7%, which remains above the U.S. Federal Reserve’s inflation target of 2%. If inflationary pressures increase or continue for a prolonged period, it may continue to result in increased costs of labor, cost of clinical trials, and costs of manufacturing which could adversely affect our results of operations.

➢	Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2025, we had U.S. federal and state NOL carryforwards of approximately $460.5 million and $99.5 million, respectively. As of December 31, 2025, we also had federal and state tax credits of $12.3 million and $0.7 million, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2045, except for $423.3 million of federal NOL carryforwards which may be carried forward indefinitely. Sections 382 and 383 of the Internal Revenue Code (“IRC”) and similar provisions under state law limits the annual use of NOL carry-forwards and tax credit carryforwards, respectively, following an ownership change pursuant to section 382 of the IRC and similar state provisions. In general, an ownership change occurs for purposes of Section 382 if there are certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of-year period in excess of 50%.

During 2024, we believe we triggered ownership changes under Section 382 of the IRC and similar provisions under state law. As a result, we believe that our federal NOL carryforwards, state NOL carryforwards, research and development credits, and orphan drug credits are limited by Section 382 and similar provisions under state law as of December 31, 2025. A portion of federal NOL carryforwards and state NOL carryforwards that we expect we will not be able to utilize were written off. Similarly, we wrote off all federal and state research and development credits, and federal orphan drug credits we determined we will not be able to utilize due to limitation and expiration periods. We have approximately $346.4 million of federal NOLs generated prior to such ownership changes inclusive of $309.3 million of federal NOLs which may be carried forward indefinitely. Since the $309.3 million of federal NOLs may be carried forward indefinitely these have not been written off as of December 31, 2025, but due to the limitations under Section 382, generally we can only use $1.6 million per year against taxable income in the future. Future changes in our stock ownership, some of which are outside of our control, could result in further ownership changes under section 382 of the IRC. We may not be able to use some or all of our NOL and tax credit carryforwards, even if we attain profitability.

Risks Related to Our Indebtedness

➢	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On January 13, 2025 (the “Note Purchase Agreement Closing Date”), we entered into the Note Purchase Agreement pursuant to which we may sell to the Note Purchase Agreement Purchasers, and the Note Purchase Agreement Purchasers may buy from us notes (the “Notes”) in an aggregate principal amount not to exceed $150.0 million. We completed an initial sale of $75.0 million principal amount of Notes on the Note Purchase Agreement Closing Date. In addition, the we may issue and sell additional Notes with aggregate principal amount of up to $75.0 million as follows:

i.	at our option, the a second purchase (the “Second Purchase”) of $25.0 million principal amount of Notes, at any time prior to December 31, 2025, upon the FDA’s approval sufficient for the promotion and sale of avutometinib and defactinib for the treatment of LGSOC and subject to certain other customary conditions precedent. In March 2026, we amended the Note Purchase Agreement to extend the date by which we may draw down the Second Purchase from December 31, 2025 to June 30, 2026; and
ii.	at our option, the, a third purchase of up to $50.0 million principal amount of Notes, at any time prior to December 31, 2026, provided that trailing six-month worldwide net sales of avutometinib and defactinib are at least $55.0 million and subject to certain other customary conditions precedent.

The outstanding principal amount of the Notes bear interest at a rate per annum equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, subject to adjustment in certain circumstances set forth in the Note Purchase Agreement and an overall cap of 9.75%, payable quarterly in arrears until the seventh anniversary of the Note Purchase Agreement Closing Date or the date on which all amounts owing to the Note Purchase Agreement Purchasers under the Note Purchase Agreement have been paid in full (the “Note Purchase Agreement Maturity Date”). For the first eight (8) quarters following the Note Purchase Agreement Closing Date, at our option, up to 50% of the interest due may be paid-in-kind and added to the then-outstanding principal balance of the Notes. Through December 31, 2025, we have not elected to defer any interest through the paid-in-kind option. Upon the occurrence and during the continuance of an Event of Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement, the then-applicable interest rate on all outstanding obligations may be increased by an additional 5.00%.

The Note Purchase Agreement Purchasers will receive 1.00% (the “Revenue Participation Percentage”) of the first $100.0 million of net sales of each Included Product (as defined in the Note Purchase Agreement) by us or our licensees in each calendar year, payable quarterly. “Included Products” is defined in the Note Purchase Agreement to include (a) avutometinib and defactinib, including any product that contains either one of the foregoing in combination with any other active ingredient(s), and (b) all other compounds, chemical entities or pharmaceutical products being designed, developed, licensed, manufactured or commercialized by us or our subsidiaries from time to time. The Revenue Participation Percentage will increase pro rata immediately upon the occurrence of the Option Sale, such that the Revenue Participation Percentage shall increase to a maximum of 2.00% in the event that $150.0 million in aggregate principal amount of Notes has been purchased pursuant to the Note Purchase Agreement following the Option Sale. The outstanding principal amount of the Notes, interest accrued thereon and any other amounts owing to the Note Purchase Agreement Purchasers under the Note Purchase Agreement will be due in two equal installments on (a) the sixth anniversary of the Note Purchase Agreement Closing Date, and (b) the Note Purchase Agreement Maturity Date.

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

This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have other important negative consequences, including we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities. Further, our agreement to pay Oberland the Revenue Participation Percentage with respect to potential future sales of certain of our product candidates may limit future revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval, as well as our ability to generate revenues that are significant or large enough to achieve profitability. In addition, we may be delayed in satisfying the criteria required under the Note Purchase Agreement to exercise the Option Sale, or may never satisfy such criteria, which may require us to find other sources of funding to finance our operations.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

➢	We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

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

Risks Related to Our Dependence on Third Parties

➢	We rely in part on third parties to conduct our clinical trials and preclinical testing, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for and commercialize any of our other product candidates.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory agencies require us to comply with GCP for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

➢	We rely on third parties to conduct investigator-sponsored clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.

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

➢	We contract with third parties for the manufacture of our products and product candidates and for compound formulation research, and these third parties may not perform satisfactorily.

We do not have any manufacturing facilities or personnel. We currently obtain all of our AVMAPKI FAKZYNJA CO-PACK commercial supply and supply of our product candidates for clinical development and commercial requirements from third-party manufacturers or third-party collaborators, and we expect to continue to rely on third parties for the manufacture of clinical and commercial quantities of our product candidates. In addition, we currently rely on third parties for the development of various formulations of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent, or impair our development or commercialization efforts.

We do not currently have arrangements in place for redundant supply for every commercial and clinical product candidate throughout our supply chain. Even though we have supply agreements in place with our third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

If our current contract manufacturers cannot perform as agreed or these parties cease to provide quality manufacturing and related services to us, we may be required to replace that manufacturer. If we are not able to engage appropriate replacements in a timely manner, our ability to manufacture our product candidates in sufficient quality and quantity required for planned preclinical testing, clinical trials and potential commercial use of our product candidates would be adversely affected. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement, as well as producing the drug product and obtaining regulatory approvals for the new manufacturer. In addition, we have to enter into technical transfer agreements and share our know-how with the third-party manufacturers, which can be time-consuming and may result in delays. In light of the lead time needed to manufacture our product candidates, and the availability of underlying materials, we may not be able to, in a timely manner or at all, establish or maintain sufficient commercial manufacturing arrangements on commercially reasonable terms necessary to provide adequate supply of our product candidates to meet demands that exceed our clinical assumptions. Furthermore, we may not be able to obtain the significant financial capital that may be required in connection with such arrangements. Even after successfully engaging third parties to execute the manufacturing process for our product candidates, such parties may not comply with the terms and timelines they have agreed to for various reasons, some of which may be out of their or our control, which could impact our ability to execute our business plans on expected or required timelines in connection with the commercialization of and the continued development of our product candidates. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties, which could have a material adverse effect on our business prior to and after commercialization.

Our current and anticipated future dependence upon others for the manufacture of our other product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

➢	If we are not able to establish additional collaborations, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with biotechnology and pharmaceutical companies for the development and potential commercialization of those product candidates.

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

➢	We may not realize the benefits of our current or future collaborations or licensing arrangements with third parties for the development and commercialization of our product candidates and may be unsuccessful in consummating future partnerships or capitalizing on the market potential of our product candidates.

Our current or future collaborations or licensing arrangements may not be successful. Additionally, we have partnered, and intend to further partner, with third parties with respect to the clinical development and commercialization, if approved, of certain of our programs, and we may not be successful in identifying, negotiating and executing partnerships. Our likely future collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. Any such arrangements with any third parties may result in us having limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. For example, we have engaged in a strategic collaboration with IQVIA, pursuant to which we are leveraging IQVIA’s expertise and resources for the commercialization of the AVMAPKI FAKZYNJA CO-PACK for the treatment of KRAS mutated recurrent LGSOC, particularly marketing and commercial analytics support for AVMAPKI FAKZYNJA CO-PACK. Accordingly, we depend on IQVIA and their performance of these services under the strategic collaboration arrangements for the successful commercialization of AVMAPKI FAKZYNJA CO-PACK for the treatment of KRAS mutated recurrent LGSOC. If IQVIA does not successfully carry out their responsibilities under the collaboration agreements or does not perform the specific services we have engaged them to perform to the standard or level we anticipate, the benefits of the strategic collaboration with IQVIA may not be realized and our commercialization efforts will be harmed.

Collaborations involving our product candidates are subject to numerous risks, which may include that:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator's strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing; collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	agreements with collaborators may not provide exclusive rights to use their intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
●	a collaborator with marketing, manufacturing or distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products or otherwise not perform satisfactorily in carrying out these activities;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

➢	Our operations in foreign jurisdictions, and those of third parties for which we rely on, may be impacted by economic, political and social conditions in such jurisdictions.

Our business could be adversely affected by conditions the adverse geopolitical and macroeconomic developments, including the military conflict between Ukraine and Russia, the ongoing military conflict in the Middle East, U.S. foreign policy in Latin America, and any related sanctions. While we do not currently have clinical trials in Ukraine, Russia, Latin America or the Middle East, we have clinical trial sites in Europe. We also source clinical supply for our product candidates from third-party contract manufacturing organizations in Europe. Additionally, GenFleet is conducting a Phase 1/2 clinical trial evaluating GFH375/VS-7375 in China. For such activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions including sanctions on China or any of our China-based counterparties. Furthermore, the conflicts between Ukraine and Russia, the ongoing military conflict in the Middle East, and the associated measures taken or that may be taken by the U.S., North Atlantic Treaty Organization (“NATO”) and others create global security concerns, including the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain, and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates.

Risks Related to Our Intellectual Property

➢	If we fail to comply with our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements with third parties, including Pfizer and Chugai, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose various diligence, milestone payment, royalty, insurance, and other obligations on us. For example, under our license agreements with Pfizer and Chugai, we are required to use diligent or commercially reasonable efforts to develop and commercialize licensed products under the agreement and to satisfy other specified obligations. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or to convert the exclusive licenses to non-exclusive licenses, which could materially adversely affect the value of the product candidate being developed under these license agreements. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, which may not be possible. If Pfizer were to terminate its license agreement with us for any reason, we would lose our rights to defactinib. If Chugai were to terminate its license agreement with us for any reason, we could lose our rights to avutometinib.

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

➢	If we are unable to obtain and maintain patent protection for our products, or if our licensors are unable to obtain and maintain patent protection for the products that we license from them, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent protection in the U.S. and other countries with respect to our products, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business. If we or our licensors do not adequately protect our or our licensors’ intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. We and our licensors seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our products that are important to our business. We may in the future also license or purchase patent applications filed by others. If we or our licensors are unable to secure or maintain patent protection with respect to our products and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed. We also cannot be certain that any patents will issue with claims that cover our products.

If the scope of the patent protection we or our licensors obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing products and technology similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our or our licensors’ patents have, or that any of our or our licensors’ pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our products or otherwise provide any competitive advantage. In addition, to the extent that we license intellectual property, we cannot make assurances that those licenses will remain in force. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Furthermore, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed (21 years if first filed as a provisional application). Various extensions may be available; however, the life of a patent, and the protection it affords, is limited.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our products or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights, or narrow the scope of our patent protection, or affect the value of our intellectual property.

The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases, at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Assuming the other requirements for patentability are met, in the U.S., for patents that have an effective filing date prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the U.S., the first to file a patent application is entitled to the patent. In March 2013, the U.S. transitioned to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”), or become involved in opposition, derivation, reexamination, inter parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. The scope of the invention claimed in a patent application can be significantly reduced before the patent is issued, and this scope can be reinterpreted after issuance. Even where patent applications we currently own, license, or that we may license in the future issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors or other third parties from competing with us or otherwise provide us with a competitive advantage. Any patents that eventually issue may be challenged, narrowed or invalidated by third parties. Consequently, we do not know whether any of our products will be protectable or remain protected by valid and enforceable patent rights. Our competitors or other third parties may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

➢	If our efforts to protect the proprietary nature of the intellectual property related to our products are not adequate, we may not be able to compete effectively in our market.

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

We anticipate additional patent applications will be filed both in the U.S. and in other countries, as appropriate. However, we cannot predict:

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

Additionally, we cannot be certain that the claims in our pending patent applications covering our products and their methods of use will be considered patentable by the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid or patentable by courts in the U.S. or foreign countries.

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

➢	We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

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

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our products. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We also may be unable to license or acquire the relevant compound or product candidate on terms that would allow us to make an appropriate return on our investment. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including manufacturing, preclinical testing, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development.

In addition, future product or business acquisitions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention to develop acquired products, product candidates, or technologies;
●	higher than expected acquisition and integration costs;
●	increased amortization expenses; and
●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions.

Future business acquisitions may also entail certain additional risks, such as:

●	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to motivate key employees of any acquired businesses.

➢	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

➢	Issued patents covering our products could be found invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering our products, the defendant could counterclaim that the patent covering our products, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are various grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings).

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

➢	Changes to patent law in the U.S. and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other drug and biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the drug and biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has passed wide-ranging patent reform legislation under the America Invents Act. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. We cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition. Changes in the laws and regulations governing patents in other jurisdictions could similarly have an adverse effect on our ability to obtain and effectively enforce our patent rights.

➢	We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We may not be able to pursue patent coverage of our products in certain countries outside of the U.S. Filing, prosecuting and defending patents on products in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. may be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. The breadth and strength of our patents issued in foreign jurisdictions or regions may not be the same as the corresponding patents issued in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to certain territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protections, particularly those relating to drug and biopharmaceutical products. This difficulty with enforcing patents could make it difficult for us to stop the infringement of our patents or marketing of competing products otherwise generally in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

➢	If we do not obtain patent term extension and data exclusivity for any of our current products, our business may be materially harmed.

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

➢	We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming.

In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. Defense against these assertions, non-infringement, invalidity or unenforceability regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

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

➢	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to commercialize, develop, manufacture, market, and sell our products without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom to operate searches to determine whether our use of certain of the patent rights owned by or licensed to us would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products, including interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated confidential information or trade secrets of third parties could have a similar negative impact on our business.

If a third party alleges that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property misappropriation which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
●	substantial damages for infringement or misappropriation, which we may have to pay if a court decides that the product or technology at issue infringes on or violates the third-party’s rights, and, if the court finds we have willfully infringed intellectual property rights, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	an injunction prohibiting us from manufacturing, marketing or selling our products, or from using our proprietary technologies, unless the third party agrees to license its patent rights to us;
●	even if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights protecting our products; and
●	we may be forced to try to redesign our products or processes so they do not infringe third-party intellectual property rights, an undertaking which may not be possible, or which may require substantial monetary expenditures and time.

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

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that may be infringed by our products. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents, held now or obtained in the future by a third party, were found by a court of competent jurisdiction to cover the manufacturing process of our products, constructs or molecules used in or formed during the manufacturing process, or any final product or methods use of the product, the holders of any such patents may be able to block our ability to commercialize the product unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover any aspect of our formulations, any combination therapies or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our products may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our products.

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

➢	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time-consuming. If we were unsuccessful, we could lose valuable rights in intellectual property that we regard as our own.

➢	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

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

➢	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

➢	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

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

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time consuming, and the outcome is unpredictable. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

➢	If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our marks of interest, and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected.

➢	European patents and patent applications could be challenged in the recently created Unified Patent Court for the European Union.

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

Risks Related to Achieving Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

➢	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize such candidates, and our ability to generate revenue will be materially impaired.

Obtaining approval of an NDA can be a lengthy, expensive, and uncertain process, and the FDA has substantial discretion in the review and approval process and may decide that our data is insufficient for approval and require additional preclinical, clinical, or other studies. There can be no assurance regarding the timing and outcome of the FDA review and approval of an NDA submission.

The activities associated with a product candidate’s development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Failure to obtain marketing approval for product candidates will prevent us from commercializing such product candidates. We have not received approval to market any of our current product candidates from regulatory authorities in any jurisdiction in the U.S. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and have relied on and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. A product candidate may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Any marketing approval we ultimately obtain may be subject to more limited indications than those we propose or subject to restrictions or post approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of a product candidate, its commercial prospects may be harmed and our ability to generate revenues will be materially impaired.

➢	We have received orphan drug designation for certain of our product candidates, but there can be no assurance that we will be able to prevent third parties from developing and commercializing products that are competitive to these product candidates.

In March 2024, the FDA granted orphan drug designation to avutometinib in combination with defactinib for the treatment of patients with recurrent LGSOC. In July 2024, the FDA granted orphan drug designation to avutometinib in combination with defactinib for the treatment of pancreatic cancer. Defactinib has received orphan drug designation in the U.S., the European Union, and Australia for the treatment of patients with ovarian cancer. Orphan drug exclusivity grants seven years of marketing exclusivity under the FDCA, up to ten years of marketing exclusivity in the European Union, and five years of marketing exclusivity in Australia. Other companies have received orphan drug designations for compounds other than defactinib for the same indications for which we may have received orphan drug designation in corresponding territories. While orphan drug exclusivity for defactinib provides market exclusivity against the same active ingredient for the same indication, we would not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe on the basis of orphan drug exclusivity. Furthermore, the marketing exclusivity in the European Union can be reduced from ten years to six years if the orphan designation criteria are no longer met or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which the FDA may approve a competing product for the same indication during the seven-year period of marketing exclusivity, such as if the later product is the same compound as our product but is shown to be clinically superior to our product, or if the later product is a different drug than our product candidate. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or of another compound for the same use as the orphan drug. A decision in 2021 by the U.S. Court of Appeals for the Eleventh Circuit in Catalyst Pharmaceuticals, Inc. vs. Becerra (“Catalyst”) regarding interpretation of the Orphan Drug Act’s exclusivity provisions as applied to drugs and biologics approved for orphan indications narrower than the product’s orphan designation has the potential to significantly broaden the scope of orphan exclusivity for such products. FDA announced on January 24, 2023, that despite the Catalyst decision, it will continue to apply its longstanding regulations, which tie the scope of orphan exclusivity to the uses or indications for which the drug is approved, rather than to the designation. FDA’s application of its orphan drug regulations post-Catalyst could be the subject of future legislation or to further challenges in court, which could impact our ability to obtain or seek to work around orphan exclusivity and might affect our ability to retain orphan exclusivity that the FDA previously has recognized for our products.

➢	We have sought and obtained fast track designation from the FDA for one of our product candidates, and may seek such fast track designation for one more additional product candidates, but we might not receive such additional designation, and such designation may not actually lead to a faster development or regulatory review or approval process nor does it ensure that we will receive marketing approval.

Any sponsor may seek fast track designation for a drug if it is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition. In January 2024, the FDA granted fast track designation for combination of avutometinib and LUMAKRAS for the treatment of patients with KRAS G12C-mutant metastatic NSCLC who have received at least one prior systematic therapy and have not been previously treated with a KRAS G12C inhibitor. In April 2024, the FDA granted fast track designation for avutometinib, in combination with defactinib plus LUMAKRAS, for the treatment of patients with KRAS G12C-mutated metastatic NSCLC who received at least one prior systematic therapy. Additionally, in July 2025, the FDA granted fast track designation to VS-7375, for the first-line treatment of patients with KRAS G12D-mutated locally advanced or metastatic adenocarcinoma of the pancreas (PDAC) and for the treatment of patients with KRAS G12D-mutated locally advanced or metastatic PDAC who have received at least one prior line of standard systemic therapy. We may also seek fast track designation for additional product candidates, which we may not receive from the FDA. However, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

➢	We have obtained approval in the U.S. for the combination of avutometinib and defactinib under the FDA’s accelerated approval pathway, and we may seek accelerated approval for one more additional product candidates. The FDA has substantial discretion regarding approvals under the accelerated approval pathway, and we may not be able to obtain accelerated approval for any of our product candidates.

In May 2025, the FDA approved our NDA under the accelerated approval pathway for avutometinib in combination with defactinib for the treatment of adult patients with recurrent LGSOC, who received at least one prior systemic therapy, and have a KRAS mutation. We may explore regulatory strategies for our other product candidates that involve use of the FDA’s accelerated approval pathway. Under the accelerated approval program, the FDA may grant accelerated approval to a drug designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the drug has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug receiving accelerated approval perform a post-marketing confirmatory clinical trial or trials.

The FDA has broad discretion with regard to approval under the accelerated approval program, and the FDA’s interpretation of the criteria for accelerated approval, such as what it considers to be available therapies, is subject to change. No assurance can be given that other therapeutics will not receive full approval prior to our potential receipt of accelerated approval. If that were to occur, no assurance can be given that we would be successful in proving meaningful benefit over those later approved products. If we were unable to prove meaningful benefit over any available therapies, we would be effectively blocked from receiving accelerated approval.

Even if we receive approval for any of our product candidates through the accelerated approval program, we will be subject to rigorous post-marketing requirements, including the completion of one or more post-market confirmatory studies, to verify the clinical benefit of our product candidate, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval, if received, for multiple reasons, including if we fail to conduct any required post-market confirmatory trial with due diligence, our post-market confirmatory trial does not confirm the predicted clinical benefit, other evidence shows that our product candidate is not safe or effective under the conditions for use, or we disseminate promotional materials that are found by the FDA to be false or misleading.

Any delay in obtaining, or inability to obtain, approval through the accelerated approval pathway, or any issues in maintaining any such approvals that we receive, would delay or prevent commercialization of our product candidates, and would materially adversely affect our business, financial condition, results of operations, and cash flows.

➢	Although we have received accelerated approval for the combination of AVMAPKI FAKZYNJA CO-PACK, it or any product candidate for which we obtain marketing approval are subject to ongoing regulatory obligations and could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

AVMAPKI FAKZYNJA CO-PACK and any other product candidate for which we obtain marketing approval, along with the manufacturing processes, post approval clinical data, labeling, advertising, and promotional activities for such product, is subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance, and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for costly post marketing testing and surveillance to monitor the safety or efficacy of the product, including the imposition of a REMS.

The development of our marketing and sales capabilities will require significant financial and management resources. Our sales and marketing efforts may not be successful or may be limited by future government policies or initiatives. For example, the FDA stated in September 2025 that it intends to more aggressively enforce requirements related to direct-to-consumer drug advertising and sent a significant number of warning or untitled letters to pharmaceutical companies alleging deceptive prescription drug advertising, which represents a dramatic increase in FDA actions compared to prior years. The current administration’s focus on pharmaceutical advertising heightens the risk that we may, in the future, receive a warning or enforcement action related to our advertising and marketing practices, which could adversely affect our business.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may fail to obtain any marketing approvals, lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

➢	Our business operations, including our relationships with healthcare providers, third-party payors, and patients, are subject to a broad range of healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings if our activities are challenged as non-compliant.

Pharmaceutical manufacturers and their products are subject to extensive federal and state regulation, including laws intended to prevent fraud and abuse in the healthcare industry. These laws may constrain the business or financial arrangements and relationships through which we conduct business, including how we conduct research regarding, market, sell, and distribute our products. In the U.S., these laws include, but are not limited to the following, some of which are likely to apply only if or when we obtain marketing approval for a product candidate:

●	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the anti-kickback statute or specific intent to violate it in order to have committed a violation;

●	the federal False Claims Act (“FCA”), which imposes criminal and civil penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government and actions under the FCA may be brought by private whistleblowers as well as the government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the FCA;
●	the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also establishes requirements related to the privacy, security, and transmission of individually identifiable health information which apply to many healthcare providers, physicians, and third-party payors with whom we interact;
●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act, or EKRA, which prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities, and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;
●	the FDCA, which, among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to calculate, report and certify certain complex product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs, which data may be used in the calculation of reimbursement and/or discounts on approved products;
●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	federal and state medical privacy and comprehensive privacy statutes, which regulate the privacy and security of personal information, and may vary significantly, complicating compliance efforts;
●	the so-called federal “sunshine law” or Open Payments, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to teaching hospitals, physicians, and other healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, and state laws which regulate interactions between pharmaceutical companies and healthcare providers, require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, require pharmaceutical companies to report information on transfers of value to other healthcare providers, marketing expenditures or pricing information and/or require licensing of sales representatives.

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

The number and complexity of both federal and state laws continue to increase; the laws contain ambiguous requirements or require administrative guidance for implementation; government interpretations of the laws continue to evolve; and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations involves substantial costs. Governmental authorities may potentially conclude that our business practices, including arrangements we may have with physicians and other healthcare providers, or patient assistance programs, may not comply with applicable laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs. Further, we are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraud or other misconduct, including actions resulting in non-compliance with legal requirements such as those described above and, if so, we could incur liability for their actions. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, or regulations. Defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

➢	The FDA and other comparable regulatory authorities could require clearance or approval of an in vitro diagnostic or companion diagnostic device as a condition of approval for any product candidates that require or would commercially benefit from such tests. If we are unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates, and our drug development strategy and operational results may be harmed.

If safe and effective use of any of our product candidates depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that test, known as a companion diagnostic, at the same time that the FDA approves our product candidates. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA and other comparable regulatory authorities as medical devices and require separate regulatory authorization from therapeutic approval prior to commercialization. The development programs for some of our product candidates contemplate working with developers or obtaining access to marketed companion diagnostic tests, which are assays or tests to identify an appropriate patient population. For example, in connection with our NDA for the treatment of adult patients with recurrent LGSOC, who received at least one prior systemic therapy and have a KRAS mutation, we must satisfy a post-marketing commitment to conduct analytical and clinical validation to support development of a diagnostic device that is essential to the safe and effective use of the combination of avutometinib and defactinib in KRAS-mutated, recurrent low grade serous ovarian cancer.

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

➢	Current and future health care reforms may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the U.S. and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post approval activities, and affect our ability to profitably sell any of our product candidates for which we obtain marketing approval.

The U.S. healthcare industry generally and U.S. government healthcare programs in particular are highly regulated and subject to frequent and substantial changes. The U.S. government and individual states have been aggressively pursuing healthcare reform. For example, the ACA, enacted in 2010, was intended to broaden access to health insurance through a Medicaid expansion and the implementation of the individual mandate for health insurance coverage, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. The law, for example, increased drug rebates under state Medicaid programs for brand name prescription drugs and extended those rebates to Medicaid managed care and assessed a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid.

Beyond the ACA, there are ongoing and widespread healthcare reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform has been an ongoing focus. For example, the Inflation Reduction Act (“IRA”) of 2022 includes several changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the prior Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first set of negotiated Medicare maximum fair prices going into effect in 2026). The IRA has had a significant impact on the pharmaceutical industry and that impact is anticipated to continue.

Beyond the IRA, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap and changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers. In addition, recent legislation expanded the orphan drug exclusion in the IRA Medicare drug price negotiation program.

Under the current presidential administration there has been significant reform activity focused on drug pricing and reimbursement. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA, accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs, and increasing drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the U.S., and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government that offers pharmaceutical direct-to-consumer channels has been launched as of February 2026. Federal agencies are developing new drug pricing pilot programs, such as a Medicaid model which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model.

Other healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured patients.

Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price and reimbursement constraints, restrictions on copayment assistance by pharmaceutical manufacturers, value-based pricing, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

Healthcare reform efforts have been and may continue to be subject to scrutiny, legal challenge and subsequent amendment, creating further uncertainty.

Other government actions could have an adverse effect upon, and could prevent, our products’ commercial success. For example, the Trump Administration’s announced tariff on branded or patented drugs may increase the cost of drug products that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized. As another example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

The U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

We continue to evaluate federal and state health care reform efforts and the effect that such efforts may have on our business. Healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize any product candidates, if and when approved.

➢	If we fail to comply with our obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to penalties and sanctions, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

We participate in the Medicaid Drug Rebate program, the Public Health Service's 340B program, the VA FSS program, and particular other federal and state government pricing programs. Such programs often require us to report pricing and other data to the government and, in turn, provide discounts and/or pay rebates to certain government payors and/or private purchasers that may be based on the reported data. Pricing and rebate calculations vary across programs, are complex, and are often subject to evolving interpretation by the governmental agencies, the courts, and us. Any price recalculations we determine are needed could result in a reassessment of liability for prior quarters. Any determination by governmental agencies that we have failed to comply with our reporting and payment obligations could subject us to civil monetary and other penalties and sanctions, including possible termination of our program participation agreements, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

➢	Disruptions at the FDA and other government agencies caused by funding shortages could prevent our product candidates from being developed, approved, or commercialized in a timely manner, or at all, which could negatively impact our business.

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

➢	We face uncertainty regarding potential regulatory developments that may adversely affect our business.

We face uncertainty regarding the potential for changes in the regulatory environment. While many of the current administration’s proposed policies appear to be focused on deregulation, a new administration and federal government could adopt legislation, regulation, or policy that adversely affects our business or creates a more challenging and costly environment to pursue the development and commercialization of our current or future product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory, or policy changes regarding the standards for approving drugs that we may be unable to satisfy or regarding the marketing of approved drugs that may limit or prohibit the advertising and promotion of our current or future product candidates, if approved. Additionally, because one objective of the current Trump administration appears to be to decrease spending in the federal government, the FDA could face staff reductions, which could impact the FDA’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how executive actions that may be taken under the current Trump administration may affect the FDA’s ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.

Risks Related to Employee Matters and Managing Growth

➢	Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the efforts and abilities of the principal members of our senior management and other key personnel, including Daniel Paterson, our President and Chief Executive Officer, Daniel Calkins, our Chief Financial Officer and Michael Kauffman, our President of Development. Although we have formal employment agreements with Daniel Paterson, Daniel Calkins, Michael Kauffman and other members of our senior management and key personnel, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous biotechnology and pharmaceutical companies, universities, and research institutions for similar personnel. Although we have implemented a retention plan for certain key employees, our retention plan may not be successful in incentivizing these employees to continue their employment with us. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

➢	We may expand our development, regulatory and future sales and marketing capabilities over time, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

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

➢	Our business and operations may be materially adversely affected in the event of computer system breaches or failures.

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

Risks Related to Our Capital Stock

➢	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition, or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors are responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

➢	The market price of our common stock has been, and may continue to be, highly volatile.

Our stock price has been volatile. Since January 27, 2012, when we became a public company, the closing price for one share of our common stock has reached a high of $210.84 and a low of $2.20 through December 31, 2025, on a post reverse stock split basis. We cannot predict whether the price of our common stock will rise or fall. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire, or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
●	developments regarding the commercialization of AVMAPKI FAKZYNJA CO-PACK;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this "Risk Factors" section.

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

➢	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the source of gain for our stockholders.

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

➢	We can issue and have issued shares of preferred stock, which may adversely affect the rights of holders of our common stock.

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. Our amended and restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. Should we issue preferred stock the terms thereof could make it more difficult to take certain corporate actions or make paying dividends and engaging in certain transactions more expensive or challenging.

➢	Our stockholders will experience substantial dilution if outstanding warrants or pre-funded warrants are exercised for shares common stock.

As of December 31, 2025, there were outstanding pre-funded warrants to purchase up to 13,656,048 shares of our common stock issued as part of the July 2024 Offering, 2025 Private Placement, and November 2025 Public Offering. The pre-funded warrants have an exercise price equal to either $0.001 or $0.0001 per underlying share of common stock and do not expire. Additionally, as part of the July 2024 Offering, warrants to purchase up to 8,429,166 shares of our common stock were outstanding as of December 31, 2025, of which 8,391,666 Warrants were exercised in January 2026 and the remaining 37,500 Warrants expired. The conversion of the outstanding pre-funded warrants into shares of common stock would be substantially dilutive to existing stockholders. Any dilution or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.

➢	Raising additional capital or entering into certain licensing arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

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

Risk Management and Strategy

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

Our risk management team collaborates with our Chief Information Officer (“CIO”), our internal information technology (“IT”) department, our Compliance team and our third-party IT managed service providers to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We have established processes to detect potential vulnerabilities and anomalies through technical safeguards and have adopted policies and procedures around internal and external notification of cybersecurity incidents. Our CIO and IT Department implement processes around security monitoring and vulnerability testing. We also have in place an incident response process for responding to and escalating cybersecurity events and incidents.

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

Governance

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

Our CIO reports at least annually to the Audit Committee and such reporting includes an overall assessment of compliance with our cybersecurity policies and procedures as well as topics that may include risk assessments, risk management and control decisions, service provider arrangements, test results, security incidents and responses and recommendations for changes and updates to policies and procedures. In the event of a cybersecurity incident, the CIO reports the incident to the executive leadership team. If the cybersecurity incident is determined to be material, the executive leadership team will report the incident to the Audit Committee or Board of Directors as appropriate.

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

HOLDERS

As of February 27, 2026, there were 5 holders of record of our common stock and the closing price of our common stock on The Nasdaq Capital Market as of that date was $5.72. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

DIVIDENDS

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information required by this Item 5 of Form 10-K regarding equity compensation plans will be included in our 2026 Proxy Statement and is incorporated herein by reference.

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2020 through December 31, 2025. The comparison assumes $100 was invested after the market closed on December 31, 2020 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

Cumulative Total Return Comparison

	December 31,
	2020	2021	2022	2023	2024	2025
Verastem, Inc.	100.00	96.24	18.90	31.85	20.23	30.20
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
NASDAQ Biotechnology	100.00	100.02	89.90	94.02	93.49	124.74

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

OVERVIEW

We are a biopharmaceutical company committed to developing and commercializing new medicines to improve the lives of patients diagnosed with challenging RAS/MAPK pathway-driven cancers. Verastem markets AVMAPKI FAKZYNJA CO-PACK (avutometinib capsules; defactinib tablets) in the U.S., the first treatment specifically FDA-approved for adults with KRAS mutated recurrent LGSOC who have received prior systemic therapy. AVMAPKI FAKZYNJA CO-PACK received accelerated approval in the U.S. on May 8, 2025. We are also conducting RAMP 301, a Phase 3 trial designed to evaluate avutometinib plus defactinib versus Investigator’s Choice of Treatment (“ICT”) in patients with recurrent LGSOC with and without a KRAS mutation. This trial will serve as a confirmatory study for the initial U.S. indication and has the potential to expand the indication regardless of KRAS mutation status. Results of the RAMP 301 trial may also support future regulatory filings in Europe and Japan.

Our pipeline includes clinical-stage programs, preclinical research programs and externally partnered early-stage programs. Our focus is on novel small molecule drugs developed both as monotherapy and in combination, which inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including targeting RAS directly with KRAS G12D inhibition, targeting the pathway downstream with RAF/MEK inhibition, and targeting the parallel pathway that drives resistance with FAK inhibition. Our focus is to expeditiously develop and deliver transformative therapies that truly change outcomes for people living with RAS/MAPK pathway-driven cancers.

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

We have financed our operations to date primarily through public and private offerings of our common stock, pre-funded warrants and warrants, offerings of convertible notes, sales of common stock under our at-the-market equity offering program, our Note Purchase Agreement, former loan agreements, the upfront payments and milestone payments under our license and collaboration agreements with Sanofi, CSPC, and Yakult, the upfront payment and milestone payments received under the Secura APA, and sales of Series B Convertible Preferred Stock. Additionally, we have also financed a portion of our operations through product revenue, including from AVMAPKI FAKZYNJA CO-PACK, beginning with our U.S. commercial launch in May 2025 and from COPIKTRA, from its U.S. commercial launch in September 2018 through our sale of the COPIKTRA license in September 2020.

As of December 31, 2025, we had an accumulated deficit of $1,165.0 million. Our net loss was $209.5 million, $130.6 million, and $87.4 million, for the years ended December 31, 2025, 2024, and 2023, respectively. We anticipate to incur significant expenses and operating losses may continue for the foreseeable future as we continue to incur operating costs to execute our strategic plan, including costs related to research and development of our product candidates and commercial activities. As of December 31, 2025, we had cash, and cash equivalents of $205.0 million and received $29.4 million in January 2026 from exercises of warrants. We expect our existing cash resources including proceeds from exercise of warrants in January 2026, along with revenue we expect to generate from sales of AVMAPKI FAKZYNJA CO-PACK, will be sufficient to fund our planned operations through 12 months from the date of issuance of these consolidated financial statements.

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

FINANCIAL OPERATIONS OVERVIEW

Revenue

Product Revenue, net

Product revenue, net, is recognized when earned on gross sales of AVMAPKI FAKZYNJA CO-PACK in the U.S. less provisions for all variable consideration.  These provisions include trade allowances, rebates, chargebacks and discounts, product returns and other incentives. We sell AVMAPKI FAKZYNJA CO-PACK to a limited number of specialty pharmacies and specialty distributors. Although we expect net product revenues to increase over time, the provisions for product sales allowances may fluctuate based on the mix of sales to either specialty pharmacy or specialty distributor customers.  See “Critical Accounting Policies and Significant Judgements and Estimates” below for more information on the components of net U.S. product sales of AVMAPKI FAKZYNJA CO-PACK.

Sales of Intellectual Property

Sales of intellectual property represents revenue generated from the sale of our COPIKTRA license and related assets to Secura. The sale included intellectual property related to duvelisib in oncology indications, certain existing duvelisib inventory, certain manufacturing equipment and, claims and rights under certain contracts pertaining to duvelisib, including net contract prepaid balances.

Costs of Sales - Product

Cost of sales - product consists of costs of AVMAPKI FAKZYNJA CO-PACK on which product revenue was recognized, royalties owed on such sales, and certain period costs including inventory write downs. Prior to the FDA approval of AVMAPKI FAKZYNJA CO-PACK, expenses associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK were recorded as research and development expense. Certain of the product costs of AVMAPKI FAKZYNJA CO-PACK units sold during the year ended December 31, 2025, were expensed prior to obtaining regulatory approval and, therefore, are not included in cost of sales - product during this period. We expect cost of sales – product to increase in relation to product revenues as we deplete these inventories. There was no cost of sales – product recognized during the year ended December 31, 2024.

Cost of Sales - Intangible Amortization

Cost of sales – intangible amortization represents amortization expense recognized on finite-lived AVMAPKI FAKZYNJA CO-PACK-related intangible assets, which we began amortizing during the second quarter of 2025. There was no cost of sales – intangible amortization recognized during the year ended December 31, 2024.

Research and Development Expenses

Research and development expenses consist of costs associated with our research activities, including the development of our product candidates. Research and development expenses include product/ product candidate and/or project-specific costs, as well as unallocated costs. We allocate external research and development services, expenses incurred by third parties such as CROs, clinical sites, manufacturing organizations and consultants, by project and/or product candidate. We use our employee and infrastructure resources in a cross-functional manner across multiple research and development projects. Our project costing methodology does not allocate personnel, infrastructure and other indirect costs to specific clinical programs or projects.

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

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the years ended December 31, 2025, 2024, and 2023:

	Year ended December 31,
	2025	2024	2023
	(in thousands)	(in thousands)	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib - LGSOC	$35,778	$25,079	$13,360
Avutometinib + defactinib - NSCLC	5,434	7,271	8,487
Avutometinib + defactinib - pancreatic cancer	4,854	2,966	—
Avutometinib + defactinib - other indications	1,431	1,282	1,225
Avutometinib and defactinib manufacturing and non-clinical trial specific	10,273	15,020	16,462
GenFleet / VS-7375	25,490	3,939	2,177
COPIKTRA	—	—	93
Unallocated costs
Personnel costs, excluding stock-based compensation	18,799	14,657	12,299
Stock-based compensation expense	2,527	2,134	1,987
Other unallocated expenses	10,013	8,986	5,266
Total research and development expense	$114,599	$81,334	$61,356

Costs for certain development activities, such as clinical trial expenses, are recognized based on an evaluation of the progress to completion of specific tasks using patient enrollment, clinical site activations, and other information based on actual costs incurred or level of effort expended provided by our vendors. Payments for these activities are based on the terms of individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid expenses and other current assets or accrued expenses.

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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our product candidates or the period, if any, in which material net cash inflows from our product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	clinical trial results;
●	the scope, rate of progress, and expense of our research and development activities, including preclinical research and clinical trials;
●	the potential benefits of our product candidates over other therapies;
●	our ability to market, commercialize, and achieve market acceptance of any of our product candidates for which we receive regulatory approval;
●	the terms and timing of regulatory approvals;
●	the expense of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and
●	changes in government regulation.

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

Other Income, Other Expense, Interest Income and Interest Expense

Other expense for each of the years ended December 31, 2025, 2024 and 2023 primarily represent transaction losses recognized due to changes in foreign currency exchange rates.

Interest income reflects interest earned on our cash, cash equivalents and available-for-sale securities.

Interest expense reflects interest expense due on our Loan Agreement with Oxford and our convertible notes, interest expense related to vendor financing arrangements, as well as non-cash interest related to the amortization of debt discount and issuance costs.

Loss on Debt Extinguishment

The loss on debt extinguishment for the year ended December 31, 2025, represents the loss recognized on early extinguishment of our Loan Agreement with Oxford. On January 13, 2025, we repaid in full all principal, accrued and unpaid interest, fees, and expenses under the Loan Agreement in an aggregate amount. The amount of repayment, excluding accrued interest, which exceeded the carrying of the loan was recorded as loss on debt extinguishment. There was no loss on debt extinguishment for the year ended December 31, 2024 and 2023.

Change in Fair Value of Preferred Stock Tranche Liability

The change in fair value of preferred stock tranche liability for the years ended December 31, 2024 and December 31, 2023, represents the mark-to-market adjustment of the second tranche right issued as part of the Securities

Purchase Agreement (the “Series B Convertible Preferred Stock Securities Purchase Agreement”), dated January 24, 2023 with certain purchasers pursuant to which we agreed to sell and issue to the purchasers in a private placement up to 2,144,160 shares of its Series B Convertible Preferred Stock in two tranches. The preferred stock tranche liability expired in July 2024 and is no longer outstanding. There was no preferred stock tranche liability outstanding during the year ended December 31, 2025.

Change in Fair Value of Common Stock Warrant Liability

The change in fair value of warrant liability for the years ended December 31, 2025, and 2024 represents the mark-to-market adjustment of the liability classified warrants issued as part of the July 2024 Offering (defined herein). There were no warrants outstanding during the year ended December 31, 2023.

Change in Fair Value of Notes

We elected the fair value option to account for the Notes (defined herein) and therefore the changes in fair value, including interest, other than changes that are directly attributable to instrument specific credit risk, are recorded as change in fair value of Notes in the consolidated statements of operations and comprehensive loss. The Notes were not outstanding during the years ended December 31, 2024, and 2023.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued and prepaid research and development expenses, stock-based compensation, fair value of Notes and revenue recognition described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers (“ASC 606”).

Product Revenue, Net

We sell AVMAPKI FAKZYNJA CO-PACK to a limited number of specialty pharmacies and specialty distributors in the U.S. The specialty pharmacies dispense AVMAPKI FAKZYNJA CO-PACK directly to patients while the specialty distributors resell AVMAPKI FAKZYNJA CO-PACK to healthcare entities who then resell AVMAPKI FAKZYNJA CO-PACK to patients. In addition to distribution agreements with specialty distributors, we also enter into arrangements with (1) certain government agencies and various private organizations (“Third-Party Purchasers”), which may provide for chargebacks or discounts with respect to the purchase of AVMAPKI FAKZYNJA CO-PACK, and (2) Medicare and Medicaid, which may provide for certain rebates with respect to their reimbursement of AVMAPKI FAKZYNJA CO-PACK.

We recognize revenue on sales of AVMAPKI FAKZYNJA CO-PACK when a customer obtains control of the product, which occurs at a specific point in time (typically upon delivery). Product revenues are recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration include trade discounts and allowances, Third-Party Payer chargebacks and discounts, government rebates, product returns, other patient focused allowances, such as voluntary co-pay assistance, benefits verification, and other patient support programs that are offered within contracts between us and customers, payors, and other indirect customers relating to our sale of AVMAPKI FAKZYNJA CO-PACK. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable or a current liability. These estimates take into consideration a range of possible outcomes based upon relevant factors such as, customer contract terms, information received from third parties regarding the anticipated payor mix for AVMAPKI FAKZYNJA CO-PACK, known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled with respect to sales made.

The amount of variable consideration included within a transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. Our analyses contemplate the application of the constraint in accordance with FASB ASC 606. For the year ended December 31, 2025, we determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, transaction prices would not be reduced further. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: We generally provide customers with invoice discounts on sales of AVMAPKI FAKZYNJA CO-PACK for prompt payment and other discounts, which are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate the specialty pharmacy and specialty distributor customers for sales order management, data, distribution, and certain other services. We have determined such services are not distinct from our sale of AVMAPKI FAKZYNJA CO-PACK to the specialty pharmacy and specialty distributor customers and, therefore, these payments have also been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive loss.

Third-Party Payer Chargebacks, Discounts and Fees: We execute contracts with Third-Party Purchasers that allow for eligible purchases of AVMAPKI FAKZYNJA CO-PACK at prices lower than the wholesale acquisition cost. In some cases, customers will charge us for the difference between what they pay for AVMAPKI FAKZYNJA CO-PACK and the ultimate selling price to the Third-Party Purchasers to whom they sell the product. Reserves will generally be established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts will generally be determined at the time of resale to the qualified Third-Party Purchasers by customers, and we generally will issue credits for such amounts within a few weeks of the customer’s notification of the resale. The reserves for chargebacks are expected to consist of credits that we expect to issue for units that remain in customer inventories at the end of each reporting period that we expect will be sold to Third-Party Purchasers, and chargebacks that customers have claimed, but for which we have not yet issued a credit.

Government Rebates: We are subject to discount and rebate payment obligations under various government programs including Federal and state Medicaid programs, Medicare, and others. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses on the consolidated balance sheets. Our liability for these rebates consist of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in customer inventories at the end of each reporting period.

Other Patient Support Initiatives: Other patient support initiatives that we offer include voluntary co-pay assistance programs, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive for product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses on the consolidated balance sheets.

Product Returns: Consistent with industry practice, we generally offer customers a limited right of return for product that has been purchased from us either directly or through one of its distribution channels. We estimate the amount of our product sales that may be returned by our customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. We estimate product return liabilities using available industry data and our own sales information, including our visibility into the inventory remaining in the distribution channel.

Our return policy generally allows for eligible returns of AVMAPKI FAKZYNJA CO-PACK for credit under the following circumstances:

●	Receipt of damaged product;
●	Shipment errors that were a result of an error by us;
●	Expired product that is returned during the period beginning three months prior to the product’s expiration and ending six months after the expiration date;
●	Quantities of product received by a customer in excess of quantity ordered;
●	Product subject to a recall; and
●	Product that we at our sole discretion, has specified can be returned for credit.

As of December 31, 2025, we have not received any product returns.

Sales of Intellectual Property

Upon the sale of licenses or intellectual property that incorporate sale-based royalties, including milestone payments based on a level of sales, we evaluate whether the royalties and sales-based milestones are considered probable of being achieved and estimate the amount of royalties to include over the contractual term using the expected value method and estimate the sales-based milestones using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated royalty and milestone value is included in the transaction price. Royalties and sales-based milestones for territories for which there is not regulatory approval are not considered probable until such regulatory approval is achieved. We evaluate factors such as whether consideration is outside of our control, timeline for when the uncertainty will be resolved and historical sales of COPIKTRA if applicable. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and amount of royalty revenue to be received and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. At December 31, 2025, we determined no future potential royalties pursuant to the Secura APA were constrained.

Refer to Note 2. Significant accounting policies and Note 16. License, collaboration and commercial agreements to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of revenue.

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

We base our research and development expenses on estimates of services received and efforts expended pursuant to quotes and contracts with CROs that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of research and development expenses. When recognizing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Refer to Note 2. Significant accounting policies, and Note 7. Accrued expenses to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of accrued research and development expenses.

Stock-Based Compensation

We recognize stock-based compensation expense for service-based awards, such as stock options and restricted stock units (“RSUs”), issued to employees, directors and consultants based on the grant date fair value of the awards on a straight-line basis over the requisite service period. In addition, we issue shares to employees under our employee stock purchase plan (“ESPP”). The fair value of our stock options and ESPP grants is estimated at the date of grant using the Black-Scholes option pricing model. We are precluded from utilizing the simplified method as described in SEC SAB Topic 14.D.2 to calculate the expected term as a key assumption in the Black-Scholes pricing model when determining fair value of stock options not in the money because of a modification. Therefore, when valuing stock options that are not at the money, we utilize a binomial lattice model to calculate the fair value of the stock option.

We have also granted performance-based RSUs and stock options with terms that allow the recipients to vest in a certain number of shares based upon the achievement of performance-based milestones as specified in the grants. Stock-based compensation expense associated with these performance-based RSUs and stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates of the achievement of the performance-based milestones. If the actual achievement of the performance-based milestones varies from our estimates, stock-based compensation expense could be materially different than what is recorded in the period. The cumulative effect on current and prior periods of a change in estimate for performance-based RSUs and stock options will be recognized as compensation cost in the period of the revision and recorded as a change in estimate.

While the assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our underlying assumptions and estimates, our stock-based compensation expense could vary significantly from period to period.

During the year ended December 31, 2025, we recorded $9.4 million of stock-based compensation expense. As of December 31, 2025, there was approximately $5.4 million of unrecognized stock-based compensation related to stock options, which is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2025, there was approximately $4.6 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted-average period of 1.9 years. See Note 2. Significant accounting policies and Note 11. Stock-based compensation to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of stock-based compensation.

Fair Value of Notes

The fair value of the Notes pursuant to the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal, Repayment Amount, and Revenue Participation Payments (each as defined in the Note Purchase Agreement). The fair value measurement is based on significant Level 3 unobservable inputs such as the probability and timing of Revenue Participation Payments, Repayment Amount, and the discount rate. We determined the fair value of the Notes utilizing a discounted cash flow model of estimated future payments including interest, principal, Repayment Amount and Revenue Participation Payments utilizing a discount rate calculated as the term matched risk-free rate plus credit spread. At January 13, 2025, we utilized a discount rate between 11.9%-12.4% and at December 31, 2025, we utilized a discount rate between 12.6%-13.0%. The fair value of the Notes at December 31, 2025 was determined to be $76.3 million which differed from the contractual principal amount of $75.0 million by $1.3 million. Significant increases or decreases in any of these inputs in isolation could result in a significantly lower or higher fair value measurement.

While the assumptions used to calculate and account for the fair value of Notes represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our underlying assumptions and estimates, the fair value of Notes and consequently the change in fair value of Notes could vary significantly from period to period.

Refer to Note 2. Significant accounting policies, and Note 8. Long-term debt to our consolidated financial statements located in this Annual Report on Form 10-K for further discussion of fair value of Notes.

RESULTS OF OPERATIONS

All financial information presented has been consolidated and includes the accounts of our wholly-owned subsidiaries, Verastem Securities Company and Verastem Europe GmbH. All intercompany balances and transactions have been eliminated in consolidation.

	Year Ended December 31,

	2025	2024	2023
Revenue:
Product revenue, net	$30,914	$—	$—
Sale of COPIKTRA license and related assets	—	10,000	—
Total revenue	30,914	10,000	—
Operating expenses:
Cost of sales - product	4,600	—	—
Cost of sales - intangible amortization	698	—	—
Research and development	114,599	81,334	61,356
Selling, general and administrative	81,146	43,622	30,728
Total operating expenses	201,043	124,956	92,084
Loss from operations	(170,129)	(114,956)	(92,084)
Other expense	(203)	(123)	(109)
Interest income	4,068	4,149	6,214
Interest expense	(1,138)	(4,562)	(4,139)
Loss on debt extinguishment	(1,826)	—	—
Change in fair value of preferred stock tranche liability	—	4,189	2,751
Change in fair value of warrant liability	(27,492)	(19,149)	—
Change in fair value of Notes	(12,751)	—	—
Net loss before taxes	(209,471)	(130,452)	(87,367)
Income tax expense	—	(185)	—
Net loss	$(209,471)	$(130,452)	$(87,367)

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

Product Revenue, Net. We initiated commercial sales of AVMAPKI FAKZYNJA CO-PACK in the U.S. in May 2025, following receipt of FDA marketing approval on May 8, 2025. For the year ended December 31, 2025 (the “2025 Period”) we recognized approximately $30.9 million of net product revenue. We had no product revenue during the year ended December 31, 2024 (the “2024 Period”).

Sale of COPIKTRA license and related assets revenue. Sale of COPIKTRA license and related assets revenue for the 2025 Period was $0.0 million compared to $10.0 million for the 2024 Period. Sale of COPIKTRA license and related assets revenue for the 2024 Period was comprised of one sales milestone of $10.0 million due upon Secura achieving cumulative worldwide net sales of COPIKTRA exceeding $100.0 million during the 2024 Period. The $10.0 million milestone payment was received by us in July 2024. There was no milestone achieved during the 2025 Period. Refer to Note 16. License, collaboration and commercial agreements to our consolidated financial statements located in this Annual Report on Form 10-K for additional details on the Secura APA.

Costs of Sales – Product. Costs of sales – product of $4.6 million for the 2025 Period consisted of costs associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK, royalties owed on such sales, and certain period costs including inventory write downs. We began capitalizing inventory upon receiving FDA approval for AVMAPKI FAKZYNJA CO-PACK on May 8, 2025. Prior to the FDA approval of AVMAPKI FAKZYNJA CO-PACK, expenses associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK were recorded as research and development expense. Certain of the costs of AVMAPKI FAKZYNJA CO-PACK units recognized as revenue during the 2025 Period, or approximately $0.2 million, were expensed prior to obtaining regulatory approval, therefore, are not included in cost of sales - product during this period. We expect cost of sales - product to increase in relation to product revenues as we deplete these inventories. We had no cost of sales – product during the 2024 Period.

Research and Development Expense. Research and development expense was $114.6 million for the 2025 Period compared to $81.3 million for the 2024 Period. The increase of $33.3 million from the 2024 Period to the 2025 Period was primarily a result of the following incremental expenses incurred: $9.3 million in CRO costs, $7.1 million in investigator fees, $6.8 million in drug substance and drug product costs, $5.3 million in clinical supply costs, $4.6 million in personnel related costs, including non-cash stock-based compensation, $0.7 million in preclinical costs, and $0.6 million in other costs The increase was also attributable to a $6.0 million payment made to exercise the GenFleet Option with respect to VS-7375. These increases were partially offset by a decrease of $4.1 million in consulting costs and the non-recurrence of a $3.0 million milestone payment made to GenFleet in the 2024 Period. The increase in Research and Development costs was primarily driven by the RAMP 301 study, which began in the fourth quarter of 2023, and the VS-7375-101 study, which began in the second quarter of 2025.

We anticipate an increase in research and development expenses in future periods as we continue development of VS-7375 for the treatment of patients with PDAC, NSCLC, CRC and other KRAS G12 cancers, complete the RAMP 301 clinical trial for the treatment of patients with recurrent LGSOC with and without KRAS mutation, and address post-marketing commitments for AVMAPKI FAKZYNJA CO-PACK as agreed upon with the FDA. This increase is expected to be partially offset by a reduction in costs incurred as a result of the discontinuation of the RAMP 203 clinical trial.

Selling, General and Administrative Expense. Selling, general and administrative expense was $81.1 million for the 2025 Period compared to $43.6 million for the 2024 Period. The increase of $37.5 million from the 2024 Period to the 2025 Period was primarily a result of the following incremental expenses incurred: $28.2 million in consulting and professional fees related to the launch of AVMAPKI FAKZYNJA CO-PACK for the treatment of KRAS mutant recurrent LGSOC, $8.2 million in personnel costs including non-cash stock-based compensation, $1.1 million in commercial operations expense, and $2.3 million in travel related and other costs. These increases were partially offset by a decrease of $2.2 million in financing fees.

Other Expense. Other expense was $0.2 million for the 2025 Period compared to $0.1 million for the 2024 Period. Other expense was comprised of transaction losses due to changes in foreign currency exchange rates in both periods.

Interest Income. Interest income for the 2025 Period and the 2024 Period was $4.1 million.

Interest Expense. Interest expense for the 2025 Period was $1.1 million compared to $4.6 million for the 2024 Period. The decrease of $3.5 million from the 2024 Period to the 2025 Period was primarily driven by the termination of the Loan Agreement with Oxford on January 13, 2025 resulting in a reduction of interest expense recorded in the 2025 Period. We have elected to present interest expense associated to the Notes within change in fair value of Notes within the consolidated statements of operations and comprehensive loss.

Loss on Debt Extinguishment. The loss on debt extinguishment for the 2025 Period of $1.8 million represents the loss recognized on early extinguishment of our Loan Agreement with Oxford. On January 13, 2025, we repaid in full all principal, accrued and unpaid interest, fees, and expenses under the Loan Agreement in an aggregate amount of $42.7 million (the “Payoff Amount”). The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Term Loans on January 13, 2025 by $1.8 million which was recorded as a loss on debt extinguishment. There was no loss on debt extinguishment in the 2024 Period.

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

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability was $27.5 million in expense for the 2025 Period compared to $19.1 million in expense for the 2024 Period. The change in fair value of warrant liability represents the mark-to-market adjustment for the liability classified warrants issued as part of the July 2024 Offering. The $27.5 million expense recognized in the 2025 Period was driven by an increase in fair value per Warrant from December 31, 2024 to the exercise date for 9.7 million Warrants exercised during the 2025 Period and an increase in fair value per Warrant for 8.4 million Warrants that remained outstanding at December 31, 2025 primarily driven by an increase in our stock price. The $19.1 million expense recognized in the 2024 Period was primarily driven an increase in fair value per Warrant from July 23, 2024, to the exercise date for 0.3 million Warrants exercised during the 2024 Period and an increase in fair value per Warrant for the 18.1 million Warrants that remained outstanding at December 31, 2024 primarily driven by an increase in our stock price.

Change in Fair Value of Notes. We elected the fair value option to account for the Notes and therefore the changes in fair value, including interest, other than changes that are directly attributable to instrument specific credit risk are recorded as change in fair of Notes in the consolidated statements of operations and comprehensive loss. The change in fair value of $12.8 million for the 2025 Period was primarily driven by interest on the Notes and a reduction in the risk-free rate during the 2025 Period. There were no Notes outstanding in the 2024 Period.

Income Tax Expense. No income tax expense was recognized during the 2025 Period. Income tax expense of $0.2 million for the 2024 Period was comprised of interest under IRC section 453A related to the $10.0 million milestone payment from Secura because it was an installment sale for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have financed our operations to date primarily through public and private offerings of our common stock, pre-funded warrants, and warrants, offerings of convertible notes, sales of common stock under our at-the-market equity offering program, our Note Purchase Agreement, former loan agreements, the upfront payments and milestone payments under our license and collaboration agreements with Sanofi, CSPC, and Yakult, the upfront payment and milestone payments received under the Secura APA, and sales of Series B Convertible Preferred Stock. Additionally, we have financed a portion of our operations through product revenue, including from AVMAPKI FAKZYNJA CO-PACK, beginning with our U.S. commercial launch in May 2025, and from COPIKTRA, from its

U.S. commercial launch in September 2018 through our sale of the COPIKTRA license in September 2020. We expect to finance a portion of our business through future potential milestones and royalties received pursuant to the Secura APA.

As of December 31, 2025, we had $205.0 million in cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, government bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in this Annual Report on Form 10-K.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year ended December 31,
	2025	2024	2023
Net cash (used in) provided by:
Operating activities	$(137,509)	$(104,771)	$(86,460)
Investing activities	(9,624)	59,972	(44,447)
Financing activities	263,305	54,782	134,194
Increase in cash, cash equivalents and restricted cash	$116,172	$9,983	$3,287

Operating activities. Cash used in operating activities was $137.5 million and $104.8 million for the 2025 Period and the 2024 Period, respectively. The use of cash in operating activities in the 2025 Period and 2024 Period resulted primarily from our net losses adjusted for non-cash adjustments and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash adjustments was $163.5 million and $108.5 million for the 2025 Period and 2024 Period, respectively. Non-cash charges and adjustments for the 2025 Period were primarily related to the change in fair value of warrant liability, non-cash changes in fair value of the Notes, loss on debt extinguishment and stock-based compensation expense. Non-cash charges and adjustments for the 2024 Period were primarily related to the changes in fair value of the preferred stock tranche liability, the change in fair value of warrant liability and stock-based compensation expense. Our cash inflow from operating activities due to changes in operating assets and liabilities was $26.0 million for the 2025 Period primarily driven by an increase of $30.8 million in accrued expenses and other liabilities and an increase of $8.4 million in accounts payable, partially offset by an increase of $8.8 million in accounts receivable, an increase of $2.6 million in prepaid expenses, other current assets and other assets, and an increase of $1.8 million in inventory. Our cash inflow from operating activities due to changes in operating assets and liabilities for the 2024 Period was $3.7 million primarily driven by an increase of $8.0 million in accrued expenses and other liabilities, partially offset by a decrease of $3.2 million in accounts payable, an increase of $0.6 million in prepaid expenses, other current assets and other assets, a decrease of $0.3 million in deferred liabilities and an increase of $0.2 million in grant receivable.

Investing activities. Cash used in investing activities for the 2025 Period primarily represents milestone payments recorded as intangible assets in the amounts of $7.5 million under the Pfizer Agreement and $2.1 million under the License Agreement. Cash provided by investing activities for the 2024 Period primarily relates to net maturities of investments of $60.0 million.

Financing activities. Cash provided by financing activities for the 2025 Period includes $96.9 million of net proceeds from issuance of common stock and pre-funded warrants as part of the November 2025 Public Offering, $75.0 million of proceeds received pursuant to the Note Purchase Agreement, $69.9 million of net proceeds from issuance of common stock and pre-funded warrants as part of the 2025 Private Placement, $33.8 million of proceeds from the exercise of Warrants, $22.7 million of net proceeds received from issuance of common stock under the ATM Programs, $7.4 million of net proceeds received from issuance of common stock under the Stock Purchase Agreement, $1.2 million of proceeds received from insurance premium financing, and less than $0.1 million of proceeds received from exercise of stock options and employee stock purchase program, partially offset by the $42.6 million repayment of our Loan Agreement and $1.2 million of payments for insurance premium financing. Cash provided by financing activities for the 2024 Period includes $53.8 million of net proceeds received from the issuance of shares of common stock, pre-funded warrants, and warrants as part of the July 2024 Offering, $1.3 million of proceeds received from insurance premium financing, $0.9 million of proceeds received from exercise of Warrants and $0.2 million of proceeds received from exercise of stock options and our employee stock purchase plan, partially offset by $1.3 million of payments on insurance premium financing and $0.2 million of fees paid to the Lenders to amend our Loan Agreement with Oxford.

Refer to Note 10. Capital Stock to our consolidated financial statements located in this Annual Report on Form 10-K for additional details on the November 2025 Public Offering, 2025 Private Placement, ATM Programs, the Stock Purchase Agreement, the July 2024 Offering and Warrants; Note 8 Long-Term Debt to our consolidated financial statements located in this Annual Report on Form 10-K for additional details on the Note Purchase Agreement and Loan Agreement; and Note 17. Notes Payable to our consolidated financial statements located in this Annual Report on Form 10-K for additional details on the finance agreements related to insurance premium financing and the monthly payments of principal and interest related thereto.

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

Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

●	the costs and timing of activities of commercialization for AVMAPKI FAKZYNJA CO-PACK and product candidates for which we expect to receive marketing approval;
●	the scope, progress, and results of our ongoing and potential future clinical trials;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs, timing, and outcome of regulatory review of our product candidates (including our efforts to seek approval and fund the preparation and filing of regulatory submissions);
●	revenue received from commercial sales of AVMAPKI FAKZYNJA CO-PACK and our product candidates, should any of our product candidates also receive marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property related claims; and
●	our ability to establish collaborations or partnerships on favorable terms, if at all.
●	receipt of milestone payments and royalties pursuant to the Secura APA including timing of such receipt.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and through future potential milestones and royalties received pursuant to the Secura APA. To the extent that we raise additional capital through the sale of equity, warrants or securities convertible into common stock, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. To the extent that we enter into certain licensing arrangements, the ownership interest of our existing stockholders may be diluted if we elect to make certain payments in shares of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On April 15, 2014, we entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014 and was scheduled to expire on September 30, 2019. Effective February 15, 2018, we amended our lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the “February 2018 Amended Lease Agreement”). The February 2018 Amended Lease Agreement extended the expiration date of the lease from September 2019 through June 2025. Pursuant to the February 2018 Amended Lease Agreement, the initial annual base rent amount was approximately $0.7 million, which increased during the lease term to $1.1 million for the last 12-month period. Effective November 1, 2024, we amended the February 2018 Amended Lease Agreement to extend the expiration date from June 2025 to June 2026 (the “November 2024 Amended Lease Agreement”). The payment terms of the November 2024 Amended Lease Agreement are $1.1 million per annum through the expiration date in June 2026. As of December 31, 2025, the total future lease payments under the agreement are $0.5 million through June 2026.

In the fourth quarter of 2024, we entered into a master services agreement with IQVIA (“IQVIA Master Services Agreement”) to leverage IQVIA’s infrastructure and established commercialization solutions to complement our AVMAPKI FAKZYNJA CO-PACK launch strategy. In signing the IQVIA Master Service Agreement we committed to spend $60.0 million, of which $48.1 million remains unpaid at December 31, 2025 and is expected to be spent in the next two to three years. As of December 31, 2025, approximately $13.7 million of this commitment is included within vendor financing arrangements, accrued expenses, and accounts payable on the consolidated balance sheets.

As discussed in Note 16. License, collaboration and commercial agreements to the consolidated financial statements located in this Annual Report on Form 10-K, we are party to several agreements to license intellectual property. The license agreements may require us to pay upfront license fees, ongoing annual license maintenance fees, milestone payments, minimum royalty payments, as well as reimbursement of certain patent costs incurred by the licensors, as applicable. As of December 31, 2025, we do not have any minimum contractual obligations in relation to these agreements because: there were no upfront license fees payable in future periods; no annual license maintenance fees; we cannot estimate if milestone and/or royalty payments will occur in future periods; and patent cost reimbursement costs are perpetual and the agreements are cancelable by us at any time upon prior written notice to the licensor.

TAX LOSS CARRYFORWARDS

As of December 31, 2025, we had federal and state NOL carryforwards of $460.5 million and $99.5 million, respectively, which are available to reduce future taxable income. We also had federal and state tax credits of $12.3 million and $0.7 million, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2044, except for $423.3 million of federal NOL carryforwards which may be carried forward indefinitely. NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the IRC, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2025 we recorded a 100% valuation allowance against our NOL and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Based on our analysis under Section 382 of the IRC and similar provisions under state law, we believe that our federal NOL carryforwards, our state NOL carryforwards, our research and development (“R&D”) credits and our

Orphan Drug (“OD”) credits will be limited as of December 31, 2025. The portion of federal NOL, state NOL, R&D credits and OD credits that were determined to be limited by Section 382 have been written off as of December 31, 2025. The remaining unused carryforwards remain available for future periods. During 2024, we believe we triggered ownership changes under Section 382 of the IRC and similar provisions under state law. We have approximately $346.4 million of federal NOLs generated prior to such ownership changes inclusive of $309.3 million of federal NOLs which may be carried forward indefinitely. Since the $309.3 million of federal NOLs may be carried forward indefinitely these have not been written off as of December 31, 2025, but due to the limitations under Section 382, generally we can only use $1.6 million per year against taxable income in the future. Due to our full valuation allowance the write off of NOLs, R&D credits, and OD credits did not have any impact to the statements of operation and comprehensive loss for the 2025 Period and 2024 Period.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Refer to Note 2. Significant accounting policies to our consolidated financial statements located in this Annual Report on Form 10-K for recently adopted accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents investments of $205.0 million as of December 31, 2025, consisting of cash and U.S. Government money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We enter into contracts with CROs and contract manufacturers globally that may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2025, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of December 31, 2025, we have borrowed $75.0 million under the Note Purchase Agreement. The Notes under the Note Purchase Agreement bear interest at a floating rate equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, which is subject to an overall floor and cap. Changes in interest rates can cause interest charges to fluctuate under the Note Purchase Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the year ended December 31, 2025 due to the overall interest rate floor and cap.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm (e.g., Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)), appear on pages F-1 through F-49 of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Trading Plans of Our Directors and Officers

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9B. Other Information

Trading Plans of Our Directors and Officers

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Note Purchase Agreement Amendment

The information set forth below is included for the purpose of providing disclosure under “Item 1.01 — Entry into a Material Definitive Agreement,” and “Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

On March 2, 2026, Verastem, Inc. (the “Company”) amended its Note Purchase Agreement, dated January 13, 2025 (as amended, the “Note Purchase Agreement”) with RGCM SA LLC, as Purchaser Agent, Oberland Capital Management LLC and certain funds managed by Oberland Capital Management LLC, as purchasers.

The amendment extends the outside date for the period during which the Company may draw the Second Purchase (as defined in the Note Purchase Agreement) from December 31, 2025 to June 30, 2026.

A copy of the amendment is attached as Exhibit 10.50 to this Annual Report on Form 10-K and is incorporated herein by reference. The forgoing summary of the amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment and the Note Purchase Agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers, and compliance with Section 16(a) of the Exchange Act will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management will be included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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

4.2*	Description of Securities

4.3	Form of Pre-Funded Warrant to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 25, 2024).

4.4	Form of Warrant to Purchase Stock (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 25, 2024).

4.5

Registration Rights Agreement, dated April 25, 2025, by and among Verastem, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 25, 2025)

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 25, 2025)

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 17, 2025)

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

10.7#

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

10.9#

Form of Inducement Award Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed by the Registrant with the Securities and Exchange Commission on November 7, 2018)

10.10#

Form of Indemnification Agreement between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2017)

10.11

Lease Agreement, dated April 15, 2014, between the Registrant and Intercontinental Fund III 117 Kendrick Street LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 18, 2014)

10.12

First Amendment of Lease Agreement, dated February 15, 2018, between the Registrant and 117 Kendrick DE, LLC, as successor-in-interest to Intercontinental Fund III 117 Kendrick Street, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 3, 2018)

10.13

Second Amendment of Lease Agreement, dated November 1, 2024, between the Registrant and 117 Kendrick DE, LLC (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by the Registrant on March 20, 2025)

10.14#

Employment Agreement, dated August 2, 2023, by and between Verastem, Inc. and Daniel W. Paterson (incorporated by reference to Exhibit 10.14 on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 20, 2025).

10.15†

License Agreement, dated July 11, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 13, 2012)

10.16†

Letter Agreement, dated December 7, 2012, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Registrant on March 6, 2014)

10.17†

License Agreement for CKI27, dated January 7, 2020, between Verastem, Inc. and Chugai Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2020)

10.18†

First Amendment to License Agreement for CKI27, dated April 19, 2020 between Verastem, Inc. and Chugai Pharmaceutical, Co. Ltd. (incorporated by reference to Exhibit 10.18 on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 20, 2025).

10.19†

Second Amendment to License Agreement for CKI27, dated August 12, 2021, between Verastem, Inc. and Chugai Pharmaceutical Co. Ltd. (incorporated by reference to Exhibit 10.19 on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 20, 2025).

10.20†

Third Amendment to License Agreement for CKI27, dated May 10, 2023, between Verastem, Inc. and Chugai Pharmaceutical Co. Ltd. (incorporated by reference to Exhibit 10.20 on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 20, 2025).

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

10.42

Note Purchase Agreement, dated as of January 13 2025, by and among Verastem, Inc., RGCM SA LLC, Oberland Capital Management LLC and certain funds managed by Oberland Capital Management LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 13, 2025)

10.43

Stock Purchase Agreement, dated as of January 13, 2025, among Verastem, Inc. and the investors party thereto. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 13, 2025)

10.44†

Collaboration and Option Agreement by and between Verastem, Inc. and GenFleet Therapeutics (Shanghai), Inc. dated as of August 24, 2023. (incorporated by reference to Exhibit 10.44 on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 20, 2025).

10.45#

Form of Restricted Stock Unit Agreement under the Amended and Restated 2021 Equity Incentive Plan. (incorporated by reference to Exhibit 10.45 on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 20, 2025).

10.46†

First Amendment to the License Agreement, dated April 3, 2025, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 7, 2025)

10.47†

Securities Purchase Agreement, dated April 25, 2025, by and among Verastem, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 25, 2025)

10.48#

Separation Agreement dated December 19, 2025 by and between Verastem, Inc. and Matthew Ros (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 19, 2025)

10.49*

Amendment Number One to Note Purchase Agreement, dated as of October 31, 2025 by and among Verastem, Inc., RGCM SA LLC, Oberland Capital Management LLC and certain funds managed by Oberland Capital Management LLC.

10.50*

Amendment Number Two to Note Purchase Agreement, dated as of March 2, 2026 by and among Verastem, Inc., RGCM SA LLC, Oberland Capital Management LLC and certain funds managed by Oberland Capital Management LLC.

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 20, 2025).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

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

99.1*	Press Release issued by Verastem, Inc. on March 4, 2026

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†

Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) is of the type that the Company treats as private or confidential. Confidential materials omitted will be filed separately with the SEC upon request.

#	Management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of March 2026.

VERASTEM, INC. By:	/s/ Daniel W. Paterson
Daniel W. Paterson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel W. Paterson
Daniel W. Paterson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2026

/s/ Daniel Calkins
Daniel Calkins	Chief Financial Officer (Principal Financial and Accounting officer)	March 4, 2026

/s/ PAUL BUNN, M.D.
Paul Bunn, M.D.	Director	March 4, 2026

/s/ Robert Gagnon
Robert Gagnon	Director	March 4, 2026

/s/ Anil Kapur
Anil Kapur	Director	March 4, 2026

/s/ Michael Kauffman, M.D.,Ph.D.
Michael Kauffman, M.D., Ph.D.	Director	March 4, 2026

/s/ JOHN JOHNSON
John Johnson	Director	March 4, 2026

/s/ MICHELLE ROBERTSON
Michelle Robertson	Director	March 4, 2026

/s/ Eric Rowinsky, M.D.
Eric Rowinsky, M.D.	Director	March 4, 2026

/s/ BRIAN STUGLIK
Brian Stuglik	Director	March 4, 2026

/s/ Karin Tollefson
Karin Tollefson	Director	March 4, 2026

Verastem, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verastem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verastem, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Accrued and Prepaid Clinical Trial Expense
Description of the Matter

As summarized in Note 7 to the consolidated financial statements, accrued clinical trial expenses were $14.3 million at December 31, 2025, which included the estimated obligation for clinical trial expenses related to contract research organizations, based upon estimates of costs incurred as of December 31, 2025, but not paid as of that date. In addition, total prepaid expenses and other current assets were $7.6 million at December 31, 2025, which included amounts that were paid in advance of services incurred pursuant to the agreements with contract research organizations. As discussed in Note 2 to the consolidated financial statements, the Company records clinical trial expenses as incurred. The Company’s determination of costs incurred for certain development activities, such as clinical trial expenses, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to the Company by its vendor on their actual costs incurred or level of effort expended. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid expenses and other current assets or accrued expenses.

How We Addressed the Matter in Our Audit

To test the accrued and prepaid clinical trial expenses related to contract research organizations, our audit procedures included, among others, reviewing agreements with contract research organizations to corroborate key financial and contractual terms, and testing the accuracy and completeness of the underlying data used in the accrued and prepaid expense computations. We also evaluated management’s estimates of the progress of the clinical trials by making direct inquiries of the Company’s research and development personnel that oversee the clinical trial activities and confirming information directly with the contract research organizations. In addition, we performed analytical procedures over accrued and prepaid clinical trial expenses by clinical trial, throughout the period subject to audit, and compared subsequent invoices received from contract research organizations to amounts accrued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts

March 4, 2026

Verastem, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$204,990	$88,818
Accounts receivable, net	8,813	—
Inventory	1,833	—
Grant receivable	200	200
Prepaid expenses and other current assets	7,577	5,943
Total current assets	223,413	94,961
Property and equipment, net	—	32
Right-of-use asset, net	491	1,405
Restricted cash	—	241
Intangible assets, net	16,426	—
Other assets	6,112	4,899
Total assets	$246,442	$101,538
Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$12,448	$4,026
Accrued expenses, short-term	53,981	25,952
Vendor financing arrangement, short-term	5,304	—
Lease liability, short-term	535	995
Total current liabilities	72,268	30,973
Non-current liabilities:
Long-term debt	76,330	40,724
Vendor financing arrangement, long-term	5,000	—
Lease liability, long-term	—	535
Warrant liability	35,647	58,199
Total liabilities	189,245	130,431
Convertible preferred stock:
Series B Convertible Preferred Stock, $0.0001 par value; 944 shares designated at December 31, 2025 and December 31, 2024, respectively; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized:
Series A Convertible Preferred Stock, $0.0001 par value; 0 shares and 1,000 shares designated at December 31, 2025 and December 31, 2024, respectively, 0 shares and 1,000 shares issued and outstanding at December 31, 2025 and at December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 77,740 and 44,784 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	8	4
Additional paid-in capital	1,216,958	926,630
Accumulated other comprehensive income	5,229	—
Accumulated deficit	(1,164,998)	(955,527)
Total stockholders’ equity (deficit)	57,197	(28,893)
Total liabilities, convertible preferred stock and stockholders’ equity	$246,442	$101,538

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Product revenue, net	$30,914	$—	$—
Sale of COPIKTRA license and related assets	—	10,000	—
Total revenue	30,914	10,000	—
Operating expenses:
Cost of sales - product	4,600	—	—
Cost of sales - intangible amortization	698	—	—
Research and development	114,599	81,334	61,356
Selling, general and administrative	81,146	43,622	30,728
Total operating expenses	201,043	124,956	92,084
Loss from operations	(170,129)	(114,956)	(92,084)
Other expense	(203)	(123)	(109)
Interest income	4,068	4,149	6,214
Interest expense	(1,138)	(4,562)	(4,139)
Loss on debt extinguishment	(1,826)	—	—
Change in fair value of preferred stock tranche liability	—	4,189	2,751
Change in fair value of warrant liability	(27,492)	(19,149)	—
Change in fair value of Notes	(12,751)	—	—
Net loss before taxes	(209,471)	(130,452)	(87,367)
Income tax expense	—	(185)	—
Net loss	$(209,471)	$(130,637)	$(87,367)
Net loss per share—basic and diluted	$(3.02)	$(3.66)	$(3.96)

Weighted average common shares outstanding used in computing net loss per share—basic and diluted	69,309	35,713	22,054

Net loss	$(209,471)	$(130,637)	$(87,367)
Unrealized gain (loss) on available-for-sale securities	—	(13)	13
Change in fair value of Notes attributable to instrument specific credit risk	5,229	—	—
Comprehensive loss	$(204,242)	$(130,650)	$(87,354)

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

								Accumulated		Total
							Additional	other		stockholders'
	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	(deficit)
Balance at December 31, 2022	—	$—	1,000,000	$—	16,711,761	$2	$784,912	$—	$(737,523)	$47,391
Net loss	—	—	—	—	—	—	—	—	(87,367)	(87,367)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	13	—	13
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $1,901 and preferred stock tranche liability of $6,940	1,200,000	21,159	—	—	—	—	—	—	—	—
Issuance of common stock, and pre-funded warrants, net of issuance cost of $6,351	—	—	—	—	8,489,409	1	91,419	—	—	91,420
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	14,270	—	57	—	—	57
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	65,710	—	—	—	—	—
Stock-based compensation expense	—	—	—	—			5,860	—	—	5,860
Balance at December 31, 2023	1,200,000	$21,159	1,000,000	$—	25,281,150	$3	$882,248	$13	$(824,890)	$57,374
Net loss	—	—	—	—	—	—	—	—	(130,637)	(130,637)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(13)	—	(13)
Issuance of common stock and pre-funded warrants, net of issuance costs of $1,179	—	—	—	—	13,333,334	1	14,220	—	—	14,221
Conversion of Series B Convertible Preferred Stock to common stock	(1,200,000)	(21,159)	—	—	4,236,568	—	21,159	—	—	21,159
Issuance of common stock upon exercise of pre-funded warrants	—	—	—	—	1,538,201	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	250,000	—	1,420	—	—	1,420
Issuance of common stock resulting from exercise of stock options	—	—	—	—	21,978	—	172	—	—	172
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	15,231	—	69	—	—	69
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	107,888	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	7,342	—	—	7,342
Balance at December 31, 2024	—	$—	1,000,000	$—	44,784,350	$4	$926,630	$—	$(955,527)	$(28,893)
Net Loss	—	—	—	—	—	—	—	—	(209,471)	(209,471)
Change in fair value of long-term debt attributable to instrument specific credit risk	—	—	—	—	—	—	—	5,229	—	5,229
Stock-based compensation expense	—	—	—	—	—	—	9,404	—	—	9,404
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	16,341	—	51	—	—	51
Issuance of common stock resulting from vesting of restricted stock units	—	—	—	—	687,093	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	9,654,168	1	83,835	—	—	83,836
Issuance of common stock upon exercise of options	—	—	—	—	12,674	—	65	—	—	65
Issuance of common stock upon conversion of Series A Preferred Stock	—	—	(1,000,000)	—	833,332	—	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	—	—	2,499,665	—	—	—	—	—
Issuance of common stock resulting from at-the-market transactions	—	—	—	—	4,000,000	1	22,736	—	—	22,737
Issuance of common stock, net of issuance costs of $74K	—	—	—	—	1,416,939	—	7,426	—	—	7,426
2025 Private Placement issuance of common stock, and pre-funded warrants, net of issuance cost of $5,072	—	—	—	—	3,429,287	1	69,932	—	—	69,933
November 2025 Public Offering issuance of common stock, and pre-funded warrants, net of issuance cost of $6,617	—	—	—	—	10,405,863	1	96,879	—	—	96,880
Balance at December 31, 2025	—	$—	—	$—	77,739,712	$8	$1,216,958	$5,229	$(1,164,998)	$57,197

See accompanying notes to the consolidated financial statements.

Verastem, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(209,471)	$(130,637)	$(87,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	26	62
Amortization of acquired intangible assets	698	—	—
Non-cash operating lease cost	(81)	(175)	(175)
Stock-based compensation expense	9,404	7,342	5,860
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	29	(5)	(1,132)
Change in fair value of preferred stock tranche liability	—	(4,189)	(2,751)
Change in fair value of warrant liability	27,492	19,149	—
Non-cash change in fair value of Notes	6,560	—	—
Loss on debt extinguishment	1,826	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,813)	—	31
Grant receivable	—	(200)	—
Inventory	(1,833)	—	—
Prepaid expenses, other current assets and other assets	(2,605)	(596)	(5,826)
Accounts payable	8,422	(3,158)	2,283
Accrued expenses and other liabilities	30,833	7,999	2,938
Deferred liabilities	—	(327)	(383)
Net cash used in operating activities	(137,509)	(104,771)	(86,460)
Investing activities
Purchases of property and equipment	—	(28)	—
Purchases of intangible assets	(9,624)	—	—
Purchases of investments	—	—	(96,447)
Maturities of investments	—	60,000	52,000
Net cash (used in) provided by investing activities	(9,624)	59,972	(44,447)
Financing activities
Proceeds from the issuance of common stock and pre-funded warrants, net	196,976	14,221	91,420
Proceeds from the issuance of warrants	—	39,595	—
Proceeds from issuance of Series B Convertible Preferred Stock, net	—	—	28,099
Proceeds from exercise of warrants	33,792	875	—
Proceeds from long-term debt	75,000	—	14,918
Repayment of long-term debt	(42,579)	—	—
Payments for loan amendment	—	(150)	—
Repayment of 2018 Notes	—	—	(300)
Proceeds from insurance premium financing	1,180	1,298	1,430
Payments on insurance premium financing	(1,180)	(1,298)	(1,430)
Proceeds from the exercise of stock options and employee stock purchase program	116	241	57
Net cash provided by financing activities	263,305	54,782	134,194
Increase in cash, cash equivalents and restricted cash	116,172	9,983	3,287
Cash, cash equivalents and restricted cash at beginning of period	89,059	79,076	75,789
Cash, cash equivalents and restricted cash at end of period	$205,231	$89,059	$79,076
Supplemental disclosure
Cash paid for interest	$6,364	$3,774	$3,361
Cash paid for income tax expense	$185	$—	$—
Supplemental disclosure of non-cash investing and financing activities
Issuance of preferred stock tranche liability	$—	$—	$6,940
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$—	$7
Issuance costs included in accounts payable and accrued expenses	$—	$32	$—
Conversion of Series B Convertible Preferred Stock to common stock	$—	$21,159	$—
Conversion of warrant liability into additional paid-in capital upon warrant exercise	$50,044	$545	$—
Right of use asset obtained in exchange for operating lease liability	$—	$988	$—
Purchases of intangible assets in accounts payable and accrued expenses	$7,500	$—	$—

See accompanying notes to the consolidated financial statements.

1. Nature of business

Verastem, Inc. (the “Company”) is a biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with challenging RAS/MAPK pathway-driven cancers. The Company markets AVMAPKI FAKZYNJA CO-PACK (avutometinib capsules; defactinib tablets) in the U.S., the first treatment specifically FDA-approved for adults with KRAS-mutated recurrent LGSOC who have received prior systemic therapy. AVMAPKI FAKZYNJA CO-PACK received accelerated approval in the U.S. on May 8, 2025.

The Company’s pipeline is focused on novel small molecule drugs developed both as monotherapy and in combination, which inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including targeting RAS directly with KRAS G12D inhibition, targeting the pathway downstream with RAF/MEK inhibition, and targeting the parallel pathway that drives resistance with FAK inhibition. The Company’s focus is to expeditiously develop and deliver transformative therapies that truly change outcomes for people living with RAS/MAPK pathway-driven cancers.

The consolidated financial statements include the accounts of Verastem Securities Company and Verastem Europe GmbH, wholly-owned subsidiaries of the Company. All financial information presented has been consolidated and includes the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company is subject to the risks associated with other life science companies, including, but not limited to, possible failure of preclinical testing or clinical trials, competitors developing new technological innovations, commercial success of the Company’s marketed product AVMAPKI FAKZYNJA CO-PACK, inability to obtain marketing approval of the Company’s product candidates, market acceptance and commercial success of the Company’s product candidates following receipt of regulatory approval, and, protection of proprietary technology and the continued ability to obtain adequate financing to fund the Company’s future operations. Until such time, if ever, that the Company can generate substantial product revenues or achieve profitability, it may need to raise additional capital.

As of December 31, 2025, the Company had cash and cash equivalents of $205.0 million and an additional $29.4 million in proceeds in January 2026 from the exercise of Warrants (see Note 20. Subsequent Events). In accordance with applicable accounting standards, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date of the issuance of these consolidated financial statements. The Company expects its existing cash resources, including the proceeds from the exercise of Warrants in January 2026, along with revenue it expects to generate from sales of AVMAPKI FAKZYNJA CO-PACK and the availability to draw down $25.0 million under the Second Purchase (defined herein) pursuant to the Company’s Note Purchase Agreement (defined herein) (see Note 8. Long-term debt) will be sufficient to fund its planned operations through 12 months from the date of issuance of these consolidated financial statements.

As of December 31, 2024, the Company had concluded that there was substantial doubt about its ability to continue as a going concern primarily due to anticipated operating losses for the foreseeable future since the Company did not yet have regulatory approval to sell any of its product candidates, and the Company continued to incur operating costs to execute its strategic plan, including costs related to research and development of its product candidates and commercial readiness activities. The Company’s increased cash and cash equivalents position as of December 31, 2025, forecasted net product revenue following regulatory approval of AVMAPKI FAKZYNJA CO-PACK on May 8, 2025, and ability to draw down on the Second Purchase pursuant to the Note Purchase Agreement, alleviated the substantial doubt.

The Company expects to finance its operations with its existing cash and cash equivalents, through revenue generated from sales of AVMAPKI FAKZYNJA CO-PACK, through potential future milestones and royalties received pursuant to the Company’s Asset Purchase Agreement (“Secura APA”) with Secura Bio, Inc. (“Secura”), note drawdowns pursuant to the Note Purchase Agreement, or through other strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital or generate sufficient net product revenue, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory authorities.

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

The Company has retroactively restated the share and per share amounts in the consolidated financial statements for the year ended December 31, 2023, to give retroactive effect to the Reverse Stock Split. The consolidated statements of convertible preferred stock and stockholders’ equity reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split the year ended December 31, 2023.

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

Use of estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including but not limited to estimates related to revenue recognition, accrued and prepaid clinical trial expense and other general accruals, stock-based compensation expense, long-term debt, and its warrant liability. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable. Actual results could differ from such estimates.

Segment and geographic information

Operating segments are defined as components of an enterprise about which separate discrete information is available and regularly reviewed by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of researching, developing and commercializing drugs for the treatment of patients with cancer. All material long-lived assets of the Company reside in the U.S.

Proceeds from grants

In May 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is supporting a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 trial is evaluating whether combining avutometinib (to target KRAS mutant, which is found in more than 90% of pancreatic adenocarcinomas), and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with such pancreatic cancers. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the Company recognizes as expenses the related costs for which the grants are intended to compensate. Eligible expenses incurred in excess of grant payments received up to the total amount of the PanCAN Grant are recorded as a grant receivable. Through December 31, 2025, the Company has received $4.1 million of cash proceeds that were initially recorded as deferred liabilities on the balance sheet. The Company recorded $0.0 million, $2.0 million and $2.0 million of the proceeds as a reduction of research and development expense during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, the Company had $0.2 million as a grant receivable and no deferred liabilities related to the PanCAN Grant recognized on the consolidated balance sheet.

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

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$204,990	$88,818
Restricted cash	241	241
Total cash, cash equivalents and restricted cash	$205,231	$89,059

Amounts included in restricted cash as of December 31, 2025 and December 31, 2024 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. The letters of credit are included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2025, and in non-current restricted cash as of December 31, 2024.

There were no realized gains or losses on cash equivalents for the years ended December 31, 2025, 2024 or 2023. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company’s cash equivalents. Accrued interest receivable of $0.2 million is presented within prepaid expenses and other current assets on the consolidated balance sheets on December 31, 2025. There was no accrued interest receivable as of December

31, 2024. There were no debt securities in an unrealized loss position as of December 31, 2025, or December 31, 2024.

Cash, cash equivalents and restricted cash consist of the following (in thousands):

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$205,231	$—	$—	$205,231
Total cash, cash equivalents & restricted cash	$205,231	$—	$—	$205,231

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$89,059	$—	$—	$89,059
Total cash, cash equivalents & restricted cash	$89,059	$—	$—	$89,059

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

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.
Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 inputs	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Items measured at fair value on a recurring basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands)

	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$106,830	$106,830	$—	$—
Total financial assets	$106,830	$106,830	$—	$—
Warrant liability	$35,647	$—	$—	$35,647
Notes	$76,330	$—	$—	$76,330
Total financial liabilities	$111,977	$—	$—	$111,977

	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$63,304	$63,304	$—	$—
Total financial assets	$63,304	$63,304	$—	$—
Warrant liability	$58,199	$—	$—	$58,199
Total financial liabilities	$58,199	$—	$—	$58,199

The investments and cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2025 and 2024.

Warrant liability

A warrant liability was recorded in connection with the July 2024 Offering (defined herein) (see Note 10. Capital Stock). The fair value measurement of the warrant liability is classified as Level 3 under the fair value hierarchy. The fair value of the warrant liability at December 31, 2025 and December 31, 2024, was determined using the Black-Scholes valuation model. The inputs to the Black-Scholes valuation model include the risk-free rate, stock price volatility, expected dividends and remaining term. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

Below are the inputs used to value the warrant liability at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Risk-free interest rate	3.74%	4.17%
Volatility	53%	137%
Dividend yield	—	—
Remaining term (years)	0.1	1.1

The following table represents a reconciliation of the warrant liability (in thousands):

December 31, 2024	$58,199
Fair value of warrants exercised	(50,044)
Fair value adjustment	27,492
December 31, 2025	$35,647

Note Purchase Agreement

The fair value of the Notes pursuant to the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal, Repayment Amount, and Revenue Participation Payments (each as defined in the Note Purchase Agreement) (see Note 8. Long-term debt). The fair value measurement is based on significant Level 3 unobservable inputs such as the probability and timing of Revenue Participation Payments, Repayment Amount, and the discount rate. The Company determined the fair value of the Notes utilizing a discounted cash flow model of estimated future payments including interest, principal, Repayment Amount and Revenue Participation Payments utilizing a discount rate calculated as the term matched risk-free rate plus credit spread. At January 13, 2025, the Company utilized a discount rate between 11.9%-12.4% and at December 31, 2025, the Company utilized a discount rate between 12.6%-13.0%. The fair value of the Notes at December 31, 2025 was determined to be $76.3 million which differed from the contractual principal amount of $75.0 million by $1.3 million. Significant increases or decreases in any of these inputs in isolation could result in a significantly lower or higher fair value measurement.

Oxford Loan Agreement

The fair value of the Company’s Term Loans (as defined herein) pursuant to the Loan Agreement (as defined herein) (see Note 10. Long-term debt) was determined using a discounted cash flow analysis with current applicable rates for similar instruments as of the consolidated balance sheet dates. The Company estimated that the fair value of its Term Loans was approximately $41.1 million at December 31, 2024 which differed from its carrying value of approximately $40.7 million. The fair value of the Company’s long-term debt was determined using Level 3 inputs.

Concentrations of credit risk and off-balance sheet risk

Cash and cash equivalents and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash and cash equivalents with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of December 31, 2025, the Company’s cash, cash equivalents were deposited at four financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of December 31, 2025 there were five customers that cumulatively made up 100% of the Company’s trade accounts receivable balance and two customers who cumulatively made up more than 60% of the Company’s trade accounts receivable balance.

For the year ended December 31, 2025, there were two customers who each individually accounted for greater than 10% of the Company’s total revenues, for a total of $27.4 million. For the year ended December 31, 2024, there was one customer, Secura, who individually accounted for all of the Company’s revenue. Refer to Note 16. License, collaboration, and commercial agreements for a detailed discussion of the Secura APA.

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

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset’s book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded through December 31, 2025.

Cloud Computing Implementation Costs

The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. In accordance with Accounting Standard Codification (“ASC”) 350-40, Goodwill and Other, Internal-Use Software, for cloud computing arrangements that meet the definition of a service contract, the Company capitalizes qualifying implementation costs incurred during the application development stage as a component of prepaid expenses and other current assets and other assets. Capitalization of these costs concludes once the project is substantially complete, and the software is ready for the Company's intended use. Once available for its intended use, the capitalized costs are amortized on a straight-line basis over the term of the associated hosting arrangement, and are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. Costs related to data conversion, overhead, general and administrative activities, and training are expensed as incurred. Post-configuration training and maintenance costs will be expensed as incurred.

As of December 31, 2025, prepaid expenses and other current assets, and other long-term assets, included approximately $0.4 million each of capitalized implementation costs on the consolidated balance sheet. For the year ended December 31, 2025, the Company recorded amortization expense associated with cloud computing implementation costs of approximately $0.3 million recorded within selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Research and development costs

The Company expenses research and development costs to operations as incurred. Research and development expenses consist of:

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
●	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, clinical trial sites, manufacturing organizations and consultants, including the scientific advisory board;
●	license fees; and
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and laboratory supplies.

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

Product Revenue, Net - The Company sells AVMAPKI FAKZYNJA CO-PACK to a limited number of specialty pharmacies and specialty distributors in the United States. The specialty pharmacies dispense AVMAPKI FAKZYNJA CO-PACK directly to patients while the specialty distributors resell AVMAPKI FAKZYNJA CO-PACK to healthcare entities who then resell AVMAPKI FAKZYNJA CO-PACK to patients. In addition to distribution agreements with specialty distributors, the Company also enters into arrangements with (1) certain government agencies and various private organizations (“Third-Party Purchasers”), which may provide for chargebacks or discounts with respect to the purchase of AVMAPKI FAKZYNJA CO-PACK, and (2) Medicare and Medicaid, which may provide for certain rebates with respect to their reimbursement of AVMAPKI FAKZYNJA CO-PACK.

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

The amount of variable consideration included within a transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. The Company’s analyses contemplate the application of the constraint in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). For the twelve months ended December 31, 2025, the Company determined a material reversal of revenue would not occur in a future period for the estimates detailed below and, therefore, transaction prices would not be reduced further. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: The Company generally provides customers with invoice discounts on sales of AVMAPKI FAKZYNJA CO-PACK for prompt payment and other discounts, which are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates its specialty pharmacy and specialty distributor customers for sales order management, data, distribution, and certain other services. The Company has determined such services are not distinct from the Company’s sale of AVMAPKI FAKZYNJA CO-PACK to the specialty pharmacy and specialty distributor customers and, therefore, these payments have also been recorded as a reduction of revenue within the consolidated statements of operations and comprehensive loss.

Third-Party Payer Chargebacks, Discounts and Fees: The Company executes contracts with Third-Party Purchasers which allow for eligible purchases of AVMAPKI FAKZYNJA CO-PACK at prices lower than the wholesale acquisition cost. In some cases, customers will charge the Company for the difference between what they pay for

AVMAPKI FAKZYNJA CO-PACK and the ultimate selling price to the Third-Party Purchasers to whom they sell the product. Reserves will generally be established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts will generally be determined at the time of resale to the qualified Third-Party Purchasers by customers, and the Company generally will issue credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. The reserves for chargebacks are expected to consist of credits that the Company expects to issue for units that remain in customer inventories at the end of each reporting period that the Company expects will be sold to Third-Party Purchasers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. In addition, the Company compensated certain Third-Party Payers for administrative services, such as account management and data reporting. These administrative service fees have also been recorded as a reduction of net product revenue within the consolidated statements of operations and comprehensive loss.

Government Rebates: The Company is subject to discount and rebate payment obligations under various government programs including Federal and state Medicaid programs, Medicare, and others. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses on the consolidated balance sheets. The Company’s liability for these rebates consist of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in customer inventories at the end of each reporting period.

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

As of December 31, 2025, the Company has not received any returns.

Sales of intellectual property - For sales of license and intellectual property, that include sale-based royalties, including milestone payments based on a level of sales, the Company evaluates whether the royalties and sales-based milestones are considered probable of being achieved and estimates the amount of royalties to include over the contractual term using the expected value method and estimates the sales-based milestones using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated royalty and milestone value is included in the transaction price. Royalties and sales-based milestones for territories for which there is not regulatory approval are not considered probable until such regulatory approval is achieved. The Company evaluates factors such as whether consideration is outside of the Company’s control, timeline for when the uncertainty will be resolved and historical sales of COPIKTRA if applicable. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and amount of royalty revenue to be received and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Accounts Receivable, Net

Accounts receivable, net consists of amounts due from customers, net of applicable revenue reserves. Accounts receivable have standard payments that generally require payment within 30 to 90 days. Management determines the allowance for credit loss by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Based on the Company’s latest assessment of the collectability of its accounts receivable, an allowance for credit loss is not deemed necessary at December 31, 2025.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value. The Company determined the cost of inventories using the standard cost method, which approximates actual cost based on a first-in, first out basis. Inventories consist primarily of third-party manufacturing costs. The Company began capitalizing inventory upon receiving FDA approval for AVMAPKI FAKZYNJA CO-PACK on May 8, 2025. Prior to the FDA approval of AVMAPKI FAKZYNJA CO-PACK, expenses associated with the manufacturing of the Company's products were recorded as research and development expense.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of sales – product within the consolidated statements of operations and net loss. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of sales - product in the consolidated statements of operations and comprehensive loss.

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

Collaborative arrangements

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

The Company experienced a greater than 50% change in ownership as defined under Section 382 and 383 of the IRC as well as similar state provisions during the year ended December 31, 2024. For more details, please refer to Note 14. Income Taxes.

Net loss per share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. For purposes of calculating net loss per share, weighted-average number of common shares outstanding includes the weighted average effect of pre-funded warrants as the exercise of which requires little or no consideration for the delivery of shares of common stock. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as the warrants issued in July 2024, stock options, restricted stock units, and ESPP (using the “treasury stock” method), Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock (using the “if-converted” method), unless their effect on net loss per share is antidilutive. Under the “if-converted” method, convertible instruments that are-in-the-money, are assumed to have been converted as of the beginning of the period or when issued, if later. Additionally, the effects of any interest expense and changes in fair value of any bifurcated derivatives shall be added back to the numerator of the diluted net loss per share calculation. Refer to Note 13. Net Loss per share for further details related to the calculation of net loss per share.

Recently Adopted Accounting Standards Updates

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The Company has adopted and applied the guidance under this ASU for the year ended December 31, 2025, using the prospective transition method. See Note 14. Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

Recently issued accounting standards updates

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This standard modernizes the accounting for internal-use software by removing references to prescriptive development stages and instead requiring capitalization of costs once (1) management has authorized and committed to funding the software project, and (2) it is probable the project will be completed and placed in service. Entities must evaluate whether there is “significant development uncertainty,” such as unresolved novel functionality or substantially revised performance requirements, before meeting this capitalization threshold. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within such annual reporting periods, with early adoption permitted. Entities may adopt the amendments prospectively, retrospectively, or under a modified transition approach. The Company is in the process of evaluating the impact that the adoption of this ASU may have on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the consolidated financial statements upon future adoption.

3. Product revenue reserves and allowances

Since 2025, the Company’s sole source of product revenue has been from sales of AVMAPKI FAKZYNJA CO-PACK in the United States. The following table summarizes activity in each of the product revenue allowance and reserve categories for the twelve months ended December 31, 2025 (in thousands):

	Trade	Third Party Payer	Government
	discounts	chargebacks,	rebates and
	and	discounts	other
	allowances	and fees	incentives	Returns	Total
Balance at December 31, 2024	$—	$—	$—	$—	$—
Provision related to sales in the current year	888	387	4,392	376	6,043
Adjustments related to prior period sales	—	—	—	—	—
Credits and payments made	(652)	(135)	(1,367)	—	(2,154)
Ending balance at December 31, 2025	$236	$252	$3,025	$376	$3,889

Trade discounts and Payer chargebacks and discounts are recorded as a reduction to accounts receivable, net on the consolidated balance sheets. Trade allowances and Payer fees, government rebates, other incentives and returns are recorded as a component of accrued expenses on the consolidated balance sheets.

4. Inventory

Inventory consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$—	$—
Work in process	1,797	—
Finished goods	36	—
Total inventory	$1,833	$—

At December 31, 2025, all of the Company’s inventory was related to AVMAPKI and FAKZYNJA. In May 2025, the FDA approved AVMAPKI FAKZYNJA CO-PACK, at which time the Company began to capitalize costs to manufacture AVMAPKI FAKZYNJA CO-PACK. Prior to FDA approval of AVMAPKI FAKZYNJA CO-PACK, all costs related to the manufacturing of AVMAPKI and FAKZYNJA and related material were charged to research and development expense in the period incurred. At December 31, 2025, the Company determined that a reserve related to inventory was not required.

5. Intangible Assets

The Company’s intangible assets consist of the following (in thousands):

	December 31, 2025	Weighted-Average Remaining Amortization Period (Years)
Acquired and in-licensed rights	$17,124	14.8 years
Less: accumulated amortization	(698)
Total intangible assets, net	$16,426

The Company's finite-lived intangible assets are the result of milestone payments due under the Pfizer Agreement (defined herein) and the License Agreement (defined herein). Refer to Note 16. License, collaboration and commercial agreements for further discussion of the Pfizer Agreement and License Agreement.

The Company recorded approximately $0.7 million in cost of sales – intangible amortization expense related to finite-lived intangible assets during the twelve months ended December 31, 2025 using straight-line methodology. Estimated future cost of sales- intangible amortization expense for finite-lived intangible assets as of December 31, 2025 is as follows (in thousands):

Year ending December 31,	Amount
2026	1,117
2027	1,117
2028	1,117
2029	1,117
2030	1,117
Thereafter	10,841
Total future amortization	$16,426

6. Property and equipment, net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Leasehold improvements	$146	$146
Furniture and fixtures	811	839
Computer equipment	665	665
Assets not yet placed in service	—	—
	1,622	1,650
Less: accumulated depreciation	(1,622)	(1,618)
Total property and equipment, net	$—	$32

The Company recorded less than $0.1 million, less than $0.1 million, and $0.1 million in depreciation expense for the years ended December 31, 2025, 2024, and 2023, respectively.

7. Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2025	December 31, 2024

Accrued clinical trial expenses	$14,338	$10,915
Accrued milestone payments & royalties	11,767	—
Accrued compensation and related benefits	10,860	6,245
Accrued commercialization costs	8,205	803
Accrued contract manufacturing expenses	3,224	3,748
Accrued other research and development expenses	3,015	1,359
Accrued consulting fees	1,287	1,613
Accrued professional fees	793	620
Accrued interest	—	316
Accrued other	492	333
Total accrued expenses	$53,981	$25,952

8. Long-term debt

Note Purchase Agreement

On January 13, 2025 (the “Note Purchase Agreement Closing Date”), the Company entered into the Note Purchase Agreement (the “Note Purchase Agreement”) with RGCM SA LLC, as purchaser agent, Oberland Capital Management LLC (“Oberland”) and certain funds managed by Oberland, as purchasers (together with the other purchasers party thereto referred as the “Note Purchase Agreement Purchasers”) pursuant to which the Company may sell to the Purchasers, and the Purchasers may buy from the Company, notes (the “Notes”) in an aggregate principal amount not to exceed $150.0 million. On the Note Purchase Agreement Closing Date, the Company issued and sold an initial Note in an aggregate principal amount $75.0 million. In addition, the Company may issue and sell additional Notes with aggregate principal amount of up to $75.0 million as follows:

iii.	at the option of the Company, the a second purchase (the “Second Purchase”) of $25.0 million principal amount of Notes, at any time prior to December 31, 2025, upon the FDA’s approval sufficient for the promotion and sale of avutometinib and defactinib for the treatment of LGSOC and subject to certain other customary conditions precedent. In March 2026, the Company amended the Note Purchase Agreement to extend the date by which it may draw down the Second Purchase from December 31, 2025 to June 30, 2026 (see Note 20. Subsequent Events). and
iv.	at the option of the Company, the, a third purchase (the “Third Purchase”) of up to $50.0 million principal amount of Notes, at any time prior to December 31, 2026, provided that trailing six-month worldwide net sales of avutometinib and defactinib are at least $55.0 million and subject to certain other customary conditions precedent.

The outstanding principal amount of the Notes bear interest at a rate per annum equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, subject to adjustment in certain circumstances set forth in the Note Purchase Agreement and an overall cap of 9.75%, payable quarterly in arrears until the seventh anniversary of the Note Purchase Agreement Closing Date or the date on which all amounts owing to the Note Purchase Agreement Purchasers under the Note Purchase Agreement have been paid in full (the “Note Purchase Agreement Maturity Date”). For the first eight quarters following the Note Purchase Agreement Closing Date, at the Company’s option, up to 50% of the interest due may be paid-in-kind and added to the then-outstanding principal balance of the Notes. Through December 31, 2025, the Company has not elected to defer any interest through its paid-in-kind option. Upon the occurrence and during the continuance of an Event of Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement, the then-applicable interest rate on all outstanding obligations may be increased by an additional 5.00%.

Beginning on January 13, 2025 and continuing until the Note Purchase Agreement Maturity Date, the Note Purchase Agreement Purchasers will receive 1.00% (the “Revenue Participation Percentage”) of the first $100.0 million of net sales of each Included Product (as defined in the Note Purchase Agreement) by the Company or its affiliates or licensees in each calendar year, payable quarterly. “Included Products” is defined in the Note Purchase Agreement to include (a) avutometinib and defactinib, including any product that contains either one of the foregoing in combination with any other active ingredient(s), and (b) all other compounds, chemical entities or pharmaceutical products being designed, developed, licensed, manufactured or commercialized by the Company or its subsidiaries from time to time. The Revenue Participation Percentage will increase pro rata immediately upon the occurrence of the Second Purchase and the Third Purchase, such that the Revenue Participation Percentage shall increase to a maximum of 2.00% in the event that $150 million in aggregate principal amount of Notes has been purchased pursuant to the Note Purchase Agreement following the Third Purchase. The outstanding principal amount of the Notes, interest accrued thereon and any other amounts owing to the Note Purchase Agreement Purchasers under the Note Purchase Agreement will be due in two equal instalments on (a) the sixth anniversary of the Note Purchase Agreement Closing Date, and (b) the Note Purchase Agreement Maturity Date.

All of the Notes may be redeemed prior to the Note Purchase Agreement Maturity Date at the option of the Company, subject to payment of the Repayment Amount (as defined in the Note Purchase Agreement). The Note Purchase Agreement Purchasers may demand redemption of the Notes prior to the Note Purchase Agreement Maturity Date in the event of a Change of Control (as defined in the Note Purchase Agreement) of the Company or an Event of Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement, subject to payment of the Repayment Amount. The Repayment Amount is due at the earlier of the Maturity Date and when payment of all obligations under the Note Purchase Agreement are otherwise due. The Repayment Amount is: (a) 135% of the principal amount of the Notes if redemption occurs before the second anniversary of the Note Purchase Agreement Closing Date upon a Change of Control; (b) if the preceding clause (a) does not apply, 175% of the principal amount of the Notes if redemption occurs prior to the third anniversary the Note Purchase Agreement Closing date; and (c) thereafter, 195% of the principal amount of the Notes if redemption occurs after the third anniversary the Note Purchase Agreement Closing Date, minus, in each case, the sum of regularly scheduled interest paid in cash, payments of principal in cash, and payments of revenue participation in cash prior to such redemption date.

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

A portion of the proceeds of the Note Purchase Agreement were used to repay the Company’s obligations under the Loan Agreement in full. The Loan Agreement was terminated concurrently with entry into the Note Purchase Agreement.

The Company assessed the terms and features of the Note Purchase Agreement and determined that the Company is eligible to elect the fair value option under ASC 825, Financial Instruments. The Note Purchase Agreement contains various embedded features and the election of the fair value option allows the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issuance date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Note Purchase Agreement, which include accrued interest, if any, are recorded as a component of change in fair value of Notes in the consolidated statements of operations. The Company has not elected to present interest expense separately from changes in fair value and therefore will not separately present interest expense associated with the Note Purchase Agreement. Changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss within the consolidated statements of equity (deficit). The portion of total changes in fair value of Notes attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive loss. Under the fair value option, debt issuance costs are expensed as incurred. The Company incurred $0.8 million of debt issuance costs which were recorded within selling, general and administrative expense in the consolidated statements of operations for the year ended December 31, 2025.

The Company determined the fair value of the Notes on January 13, 2025 was $75.0 million. The following table reconciles the change in fair value of the Notes during the years ended December 31, 2025

Beginning fair value balance at January 13, 2025	$75,000
Change in fair value reported in statements of operations	12,751
Change in fair value reported in comprehensive loss	(5,229)
Interest and revenue participation payments	(6,192)
Ending fair value at December 31, 2025	$76,330

As of December 31, 2025, future principal payments under the Note Purchase Agreement are due as follows (in thousands):

2026	—
2027	—
2028	—
2029	—
2030	—
2031	37,500
2032	37,500
Total principal payments	$75,000

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

Concurrently with the closing of the Note Purchase Agreement, on January 13, 2025, the Company terminated its Loan Agreement and repaid in full the balance of its obligations under the Loan Agreement of approximately $42.7 million (the “Payoff Amount”). The Payoff Amount included the Final Payment Fee of $2.0 million, which was due at the earlier of prepayment or loan maturity, and certain prepayment fees as set forth in the Loan Agreement, a prepayment penalty fee of $0.6 million, and unpaid interest of $0.1 million. Upon the Lender’s receipt of the Payoff Amount, the Loan Agreement was terminated along with the Lender’s commitment to provide funding under any future term loans.  All liens on the Company’s assets to secure the loans under the Loan Agreement have been terminated and released. The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Term Loan on January 13, 2025 by $1.8 million. As a result the Company recorded a loss on debt extinguishment of $1.8 million included in the consolidated statements of operations and comprehensive loss for the twelve months ended December 31, 2025.

The debt issuance costs and the Final Payment Fee were recorded as a debt discount which were accreted to interest expense through the maturity date of the Term Loan using the effective interest method. The components of the carrying value of the Term Loan as of December 31, 2024, are detailed below (in thousands):

December 31, 2024
Principal loan balance	$40,000
Final Payment Fee	1,172
Debt issuance costs, net of accretion	(448)
Total Long-term debt, net of discount	40,724

The following table sets forth total interest expense for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Contractual Interest	$1,109	$3,774	$3,472
Amortization of debt discount and issuance costs	11	277	230
Amortization of Final Payment Fee	18	511	437
Total	$1,138	$4,562	$4,139

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

As of December 31, 2025, a right-of-use asset of $0.5 million and lease liability of $0.5 million are reflected on the consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Year ended December 31,
	2025	2024	2023
Lease Expense
Operating lease expense	$1,011	$906	$885
Total Lease Expense	$1,011	$906	$885
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$1,092	$1,081	$1,060

December 31, 2025
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	0.5
Weighted average discount rate	9.8%
Maturity Analysis
2026	546
Total	$546
Less: Present value discount	(11)
Lease Liability	$535

10. Capital Stock

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

As of December 31, 2025 and 2024, the Company had reserved the following shares of common stock for the issuance of common stock for vested restricted stock units, the exercise of stock options, employee stock purchase plan, Series A Convertible Preferred Stock conversions to shares of common stock, and exercise of warrants and pre-funded warrants (in thousands):

	December 31,
	2025	2024
Shares reserved under Equity Compensation Plans	5,232	5,925
Shares reserved for Inducement Grants	1,195	802
Shares reserved for ESPP	43	59
Shares reserved for Series A Convertible Preferred Stock	—	833
Shares reserved for Warrants	8,429	18,083
Shares reserved for pre-funded warrants	13,656	5,000
Total shares reserved	28,555	30,702

Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

November 2025 Public Offering

On November 13, 2025, the Company entered into an Underwriting Agreement (the “November 2025 Public Offering”) with several Underwriters to sell in a public offering 8,543,794 shares of the Company’s common stock, at a price to the public of $7.25 per share, less the underwriting discounts and commissions, and, in lieu of shares of common stock to certain investors, pre-funded warrants (the “November 2025 Pre-Funded Warrants”) to purchase up to an aggregate of 3,870,000 shares of common stock at a price to the public of $7.2499 per share of common stock underlying a pre-funded warrant, which represents the per share public offering price for the shares of common stock less the $0.001 per share exercise price for each such share of common stock underlying a November 2025 Pre-Funded Warrant. Furthermore, as part of the Underwriting Agreement, Greenshoe Options (“November 2025 Overallotment Options”) were granted to the Underwriters to purchase up to an aggregate of 1,862,069 shares of the Company’s Common Stock, par value $0.0001 per share, at a price to the Underwriters of $7.25 per share, less the underwriting discounts and commissions. On November 14, 2025, the underwriters exercised their Overallotment Options in full and the Company issued 1,862,069 additional shares of common stock at the price of $7.25 per share.

The exercise price of each November 2025 Pre-Funded Warrant equals $0.0001 per underlying share of common stock. The exercise price and the number of shares of common stock issuable upon exercise of each November 2025 Pre-Funded Warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the Company’s common stock. The November 2025 Pre-Funded Warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the November 2025 Pre-Funded Warrants are fully exercised. The November 2025 Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed a specified beneficial ownership limitation.

The November 2025 Pre-Funded Warrants cannot require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the November 2025 Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the November 2025 Pre-Funded Warrants are classified as a component of permanent equity. The net proceeds of the 2025 Public Offering were approximately $96.9 million, after deducting underwriting fees and other expenses.

April 2025 PIPE Transaction

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

Stock Purchase Agreement

In connection with the Note Purchase Agreement, on January 13, 2025, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the certain funds managed by Oberland and affiliates thereof (the “SPA Investors”), pursuant to which the SPA Investors purchased an aggregate of 1,416,939 shares of the Company’s common stock, at a price of $5.2931 per share, based on the trailing 30-trading day volume-weighted average price of the Company’s common stock, as of the date of the Stock Purchase Agreement. The Company received net proceeds of $7.4 million after deducting for offering costs which was recorded as component of permanent equity during the year ended December 31, 2025. In addition, pursuant to the Stock Purchase Agreement, the Company granted the SPA Investors, for a period of three years following the closing on January 13, 2025, a right to participate in any equity offerings consummated by the Company in an amount up to $2.5 million, subject to certain limitations and exclusions set out in the Stock Purchase Agreement.

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

Each July 2024 Pre-Funded Warrant has an exercise price equal to $0.001 per underlying share of common stock. The July 2024 Pre-Funded Warrants are exercisable as of July 25, 2024, do not expire and are exercisable in cash or by means of cashless exercise.

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

The Warrants meet the definition of a derivative pursuant to FASB Accounting Standard Codification 815, Derivatives and Hedging, and do not meet the derivative scope exception given the Warrants do not qualify under the indexation guidance. As a result, the Warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $39.6 million upon issuance and the Company allocated $39.6 million of the proceeds to this liability and recorded this amount as warrant liability. During the year ended December 31, 2025 and 2024, 9,654,168 Warrants and 250 Warrants, respectively, were exercised for shares of common stock and the fair value of the Warrants on the respective exercise dates was $50.0 million and $0.5 million, respectively, which was reclassified from warrant liability to additional paid in capital. On December 31, 2025 and 2024, the fair value of the outstanding 8,429,166 Warrants and 18,083,334 Warrants, respectively, was determined to be $35.6 million and $58.2 million, respectively and the Company recorded this amount as warrant liability on the consolidated balance sheets. During the year ended December 31, 2025 and 2024, the Company recorded the mark-to-market adjustment of $27.5 million and $19.1 million, respectively, under change in fair value of warrant liability within the consolidated statements of operations and comprehensive loss.

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

During the year ended December 31, 2024, the holders exercised all of the June 2023 Pre-Funded Warrants representing 1,538,591 underlying shares of common stock, at an exercise price $0.0001 per share, via cashless exercise resulting in the issuance of 1,538,201 shares of common stock. As of December 31, 2024 there were no June 2023 Pre-Funded Warrants outstanding.

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

In addition, the Company agreed to sell and issue in the second tranche of the Private Placement 944,160 shares of Series B Convertible Preferred Stock at a purchase price of $31.77 per share of Series B Convertible Preferred Stock (equivalent to $9.00 per share of common stock) if at any time within 18 months following the closing of the first tranche the 10-day volume weighted average price of the Company’s common stock (as quoted on Nasdaq and as calculated by Bloomberg) should reach at least $13.50 per share, such threshold reflects an adjustment to account for the Reverse Stock Split (which may be further adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as needed) with aggregate trading volume during the same 10-day period of at least $25 million (the “Second Tranche Right”). The second tranche of the Private Placement is expected to close within seven trading days of meeting the second tranche conditions and will be subject to additional, customary closing conditions. If the Second Tranche Right conditions are satisfied, the Company anticipates receiving gross proceeds from the second tranche of the Private Placement of approximately $30.0 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

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

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, after payment or provision for payment of the debts and other liabilities of the Company, and subject to the prior and superior rights of any Senior Stock, each holder of shares of Series B Convertible Preferred Stock will be entitled to receive, in preference to any distributions of any of the assets or surplus funds of the Company to the holders of the common stock and any of the Company’s securities that are Junior Stock and pari passu with any distribution to the holders of any Parity Stock, an amount equal to $1.00 per share of Series B Convertible Preferred Stock, plus an additional amount equal to any dividends declared but unpaid on such shares, before any payments shall be made or any assets distributed to holders of the common stock or any of the Company’s securities that are Junior Stock.

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

The Company initially classified the first tranche of the Series B Convertible Preferred Stock as temporary equity in the consolidated balance sheets as the Company could have been required to redeem the Series B Convertible Preferred Stock if the Company could not convert the Series B Convertible Preferred Stock into shares of common stock for any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company which is not solely in the control of the Company. If the Company was required to redeem the Series B Convertible Preferred Stock, it would have been based upon the volume-weighted-average price of common stock on an as converted basis on the date the holders provided a conversion notice to the Company. On October 18, 2024, holders of the Series B Convertible Preferred Stock elected to convert 1,200,000 shares of Series B Convertible Preferred Stock for 4,236,568 shares of the Company’s common stock and consequently, the Company issued 4,236,568 shares of its common stock to holders of the Series B Convertible Preferred Stock. During the year ended December 31, 2024, the Company did not adjust the carrying value of the Series B Convertible Preferred Stock since it was not probable the holders would be unable to convert the Series B Convertible Preferred Stock into shares of common stock due to any reason including due to any applicable laws or by the rules or regulations of any stock exchange, interdealer quotation system, or other self-regulatory organization with jurisdiction over the Company. Upon conversion, the Company reclassified $21.2 million from Series B Convertible Preferred Stock to common stock and additional paid in capital on the consolidated balance sheet. As of December 31, 2025 and 2024, there are 0 shares of Series B Convertible Preferred Stock outstanding.

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

The Company determined that all other features of the securities offered pursuant to the Series B Convertible Preferred Stock Securities Purchase Agreement were clearly and closely associated with the equity host and did not require bifurcation or the fair value of the feature was immaterial to the Company's consolidated financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting. There were no changes to the Company’s original assessment.

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

In June 2025, holders of the Series A Convertible Preferred Stock elected to convert all 1,000,000 shares of Series A Convertible Preferred Stock for 833,332 shares of the Company’s common stock and consequently, the Company issued 833,332 shares of its common stock to holders of the Series A Convertible Preferred Stock. As of December 31, 2025, there were no shares of Series A Convertible Preferred Stock outstanding.

At-the-market equity offering programs

In August 2021, the Company entered into a sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). In August 2025, the Company entered into a separate sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2025 ATM” and together with the August 2021 ATM, the “ATM Programs”). During the years ended December 31, 2025, 2024, and 2023, the Company sold 4,000,000 shares, 0 shares, and 0 shares, respectively, under the ATM Programs for net proceeds of approximately $22.7 million, $0.0 million, and $0.0 million, respectively, (after deducting commissions and other offering expenses).

11. Stock-based compensation

Stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Research and development	$2,527	$2,134	$1,987
Selling, general and administrative	6,878	5,208	3,873
Total stock-based compensation expense	$9,405	$7,342	$5,860

All of the $9.4 million, $7.3 million, and $5.9 million of stock-based compensation expense recorded during the years ended December 31, 2025, 2024 and 2023, respectively, was recorded to additional paid-in capital.

The Company has awards outstanding under two equity compensation plans, the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”), and the Amended and Restated 2012 Incentive Plan (the “2012 Plan”), as well as the inducement award program. Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the individual plans.

2021 Plan

During 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “Original 2021 Plan”). Upon effectiveness of the Original 2021 Plan, the Company ceased making awards under the 2012 Plan. At the Company’s 2024 Annual General Meeting of Shareholders in May 2024, the Company’s shareholders approved the Amended 2021 Plan. The Amended 2021 Plan together with the Original 2021 Plan is referred to as the 2021 Plan. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. The number of shares of common stock initially reserved for issuance under the Original 2021 Plan was (i) 1,991,666 plus (ii) the number of shares of the Company’s common stock underlying awards under the 2012 Plan and the 2010 Equity Incentive Plan (the “2010 Plan”) that expire, terminate or are surrendered without delivery of shares, are forfeited to or repurchased by the Company, or otherwise become available again for grant under the terms of the 2012 Plan or the 2010 Plan, as applicable. The Amended 2021 Plan increased the maximum number of shares available for issuance by 3,200,000 shares.

As of December 31, 2025, under the 2021 Plan, the Company has granted stock options for 2,590,423 shares of common stock, of which 418,541 have been forfeited and 34,402 have been exercised, and granted RSUs for 2,268,761 shares of common stock, of which 105,361 have been forfeited and 852,679 have vested. As of December 31, 2025, 1,567,799 shares remain available for future issuance under the 2021 Plan. The exercise price of each option has been equal to the closing price of a share of the Company’s common stock on the grant date.

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

Awards under the 2012 Plan may include the following award types: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, other stock-based or cash-based awards and any combination of the foregoing. As of December 31, 2025, under the 2012 Plan, the Company has granted stock options for 1,841,188 shares of common stock, of which 1,201,898 have been forfeited, 238,203 have expired, and 191,342 have been exercised, and granted RSUs for 556,432 shares of common stock, of which 87,547 have been forfeited and 468,885 have vested. The exercise price of each stock option has been equal to the closing price of a share of the Company’s common stock on the grant date. Upon adoption of the Original 2021 Plan, the Company ceased issuing awards from the 2012 Plan.

Inducement Award Program

In December 2014, the Company established an inducement award program (in accordance with Nasdaq Listing Rule 5635(c)(4)) under which it may grant non-statutory stock options to purchase, and RSUs in respect of up to an aggregate of 62,500 shares of common stock to new or prospective employees as inducement to enter into employment with the Company. In December 2016, the Board of Directors authorized and reserved 48,333 additional shares of common stock under this program. In December 2017, the Board of Directors authorized and reserved 208,333 additional shares of common stock under this program. In June and December 2018, the Board of Directors authorized and reserved 141,666 and 104,166 additional shares of common stock under this program, respectively. In February 2020, the Board of Directors authorized the reduction of 169,447 shares available for issuance under this program. In September 2023, the Board of Directors authorized and reserved 500,000 additional shares of common stock under this program. In September 2025, the Board of Directors authorized and reserved 400,000 additional shares of common stock under this program. The program is governed by the terms of the 2021 Plan, but shares issued pursuant to the program are not issued under the 2021 Plan. As of December 31, 2025, the Company had granted options for 1,459,605 shares of common stock under the program, of which 725,488 have been forfeited, 1,997 have expired and 48,913 have been exercised, and granted RSUs for 164,137 shares, of which 45,658 have been forfeited and 115,302 have vested. As of December 31, 2025, 508,330 shares remain available for future issuance.

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

The exchange of stock options was treated as a modification for accounting purposes. As a result of the Option Exchange Program, the Company will recognize incremental stock-based compensation expense of $1.7 million over the requisite service period of the New Options, which is two or four years depending on whether the Exchanged Options were vested at the time of exchange. Since the Exchanged Options were not at-the-money on the modification date, the Company was precluded from utilizing the simplified method as described in SEC Staff Accounting Bulletin Topic 14.D.2 to calculate the expected term as a key assumption in the Black-Scholes pricing model. Therefore, the Company utilized the binomial lattice model to calculate the fair value of the Exchanged Options immediately prior to the exchange. The Company utilized the Black-Scholes option-pricing model to calculate the fair value of the New Options on the modification date. The Company is recognizing the remaining unamortized stock compensation expense for the Exchanged Options on the modification date over the original requisite service period of the Exchanged Options. At December 31, 2025, there was no unrecognized compensation cost related to Exchanged Options.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2025, is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2024	2,479,037	$11.43	8.3	$843
Granted	754,000	6.63
Exercised/Released	(12,674)	5.13
Forfeited/cancelled	(189,306)	6.83
Expired	(625)	95.88
Outstanding at December 31, 2025	3,030,432	$10.53	7.7	$2,731
Vested at December 31, 2025	1,568,702	$12.78	7.1	$1,248

The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2025	2024	2023
Risk-free interest rate	3.93%	4.07%	3.77%
Volatility	107%	99%	92%
Dividend yield	—	—	—
Expected term (years)	5.9	5.8	6.1

The Company recorded stock-based compensation expense associated with employee and non-employee stock options of $4.5 million, $4.6 million, and $4.2 million, for the years ended December 31, 2025, 2024, and 2023, respectively. The weighted-average grant date fair value of stock options granted in the years ended December 31, 2025, 2024, and 2023 was $5.48, $3.35 and $6.16 per stock option, respectively. The fair value of stock options that vested during the years ended December 31, 2025, 2024, and 2023 was $3.7 million, $3.5 million, and $3.1 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2025, 2024, and 2023 was $0.1 million, $0.1 million, and $0.0 million, respectively.

At December 31, 2025 there was $5.4 million of total unrecognized compensation cost related to unvested stock options and the Company expects to recognize this cost over a remaining weighted-average period of 2.2 years.

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

A summary of RSU activity during the year ended December 31, 2025, is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2024	1,010,233	$6.29
Granted	1,132,374	$5.73
Vested	(687,067)	$6.37
Forfeited/cancelled	(141,642)	$6.61
Outstanding at December 31, 2025	1,313,898	$5.73

The Company recorded stock-based compensation expense associated with employee and non-employee RSUs of $4.9 million, $2.7 million, and $1.6 million, for the years ended December 31, 2025, 2024, and 2023, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2025, 2024, and 2023 was approximately $4.4 million, $1.7 million, and $1.7 million, respectively.

At December 31, 2025, there was $4.6 million of total unrecognized compensation cost related to unvested RSUs and the Company expects to recognize this cost over a remaining weighted-average period of 1.9 years.

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

	Year ended December 31,
	2025	2024	2023
Risk-free interest rate	4.27%	5.31%	5.16%
Volatility	96%	115%	126%
Dividend yield	—	—	—
Expected term (years)	0.5	0.5	0.5

For the years ended December 31, 2025, 2024, and 2023, the Company has recognized less than $0.1 million of stock-based compensation expense each year under the Amended and Restated 2018 ESPP. During the years ended December 31, 2025, 2024, and 2023, the Company issued 16,341 shares, 15,231 shares and 14,270 shares, respectively, of common stock for proceeds of $0.1 million in each year under the Amended and Restated 2018 ESPP.

12. Segment Reporting

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

The table below is a summary of segment net loss including significant segment expenses for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Revenue:
Product revenue, net	$30,914	$—	—
Sale of COPIKTRA license and related assets	—	10,000	$—
Expenses:
Cost of sales - product	4,600	—	—
Cost of sales - intangible amortization	698	—	—
Research and development expenses(1)	112,065	78,648	59,137
Commercial expenses(1)	34,316	10,934	4,164
Medical affairs expenses(1)	11,046	5,231	2,907
General and administrative expenses(1)	28,512	21,785	19,755
Stock-based compensation expense	9,405	7,342	5,860
Depreciation expense	32	26	62
Interest income	(4,068)	(4,149)	(6,214)
Interest expense	1,138	4,562	4,139
Loss on debt extinguishment	1,826	—	—
Change in fair value of preferred stock tranche liability	—	(4,189)	(2,751)
Change in fair value of warrant liability	27,492	19,149	—
Change in fair value of Notes	12,751	—	—
Other segment items(2)	572	1,113	308
Income tax expense	—	185	—
Net loss	$(209,471)	$(130,637)	$(87,367)

(1)	This category is exclusive of non-cash stock-based compensation and severance expense.
(2)	Other segment items primarily include severance expense and transactions losses and gains due to foreign currency fluctuations.

13. Net Loss per Share

ASC Topic 260, Earnings Per Share, requires the Company to calculate its net loss per share based on basic and diluted net loss per share, as defined. Basic EPS excludes dilution and is computed by dividing net loss by the weighted average number of shares outstanding for the period. For the years ended December 31, 2025, 2024, and 2023 net loss, basic and diluted EPS are the same as the assumed exercise of stock options, RSUs, ESPP, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Warrants are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2025	2024	2023
Outstanding stock options	3,030,432	2,479,037	2,270,359
Outstanding restricted stock units	1,313,898	1,010,233	209,289
Warrants	8,429,166	18,083,334	—
Employee stock purchase plan	10,240	8,033	7,475
Series A Convertible Preferred Stock	—	833,333	833,333
Series B Convertible Preferred Stock	—	—	4,236,570
Total potentially dilutive securities	12,783,736	22,413,970	7,557,026

14. Income Taxes

There was no income tax expense for the years ended December 31, 2025 and 2023. The Company recorded income tax expense of $0.2 million for the year ended December 31, 2024 comprised of a federal income tax payment due to interest under IRC section 453A related to the $10.0 million milestone payment from Secura because it was an installment sale. This payment was made in 2025. Refer to Note. 16. License collaboration and commercial agreements for further discussion of the Secura APA

For the years ended December 31, 2025, 2024, and 2023 income tax expense consisted of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Current income tax expense:
Federal	$—	$185	$—
State	—	—	—
Total current income tax expense	—	185	—
Deferred
Federal	—	—	—
State	—	—	—
Total deferred income tax expense	—	—	—
Total income tax expense	$—	$185	$—

As further described in Note 2, Summary of Significant Accounting Policies, the Company elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of our effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Year ended December 31, 2025
	Amount	Percent

Pretax loss	$(209,471)

US federal statutory rate	(43,989)	21.0%
State and local income tax benefit, net of federal benefit	—	—%
Tax credits
Research and development tax credits	(9,710)	4.6%
Change in the valuation allowance	45,400	(21.7)%
Nontaxable or nondeductible items
Change in fair value of warrant liability	5,773	(2.8)%
Stock-based compensation	698	(0.3)%
Other	1,828	(0.9)%
Effective income tax rate	$—	—%

The following table is a reconciliation of the Company’s effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09:

Year ended December 31, 2024
Income tax benefit using U.S. federal statutory rate	21.00%
State tax benefit, net of federal benefit	2.92%
Research and development tax credits	4.56%
Stock-based compensation	(1.91)%
Permanent items	(2.88)%
Change in the valuation allowance	14.59%
Tax law change	6.20%
NOL and tax credit expiration under Section 382	(44.44)%
Other	(0.18)%
Effective income tax rate	(0.14)%

The principal components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$101,083	$81,151
Capitalized research and development	52,887	38,478
Research and development credits	12,850	2,786
Stock-based compensation	2,902	2,762
Installment sale	7,187	7,652
Lease liability	130	395
Other deferred tax assets	2,408	462
Total deferred tax assets	179,447	133,686
Deferred tax liabilities:
Right-of-use asset	(119)	(362)
Total deferred tax liabilities	(119)	(362)
Net deferred tax asset prior to valuation allowance	179,328	133,324
Valuation allowance	(179,328)	(133,324)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2025 and 2024 because the Company’s management believes that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of approximately $46.0 million in the year ended December 31, 2025, primarily relates to federal and state NOLs and credits.

As of December 31, 2025, the Company had federal and state NOL carryforwards of approximately $460.5 million and $99.5 million, respectively, which are available to reduce future taxable income. The Company also had federal and state tax credits of $12.3 million and $0.7 million, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2045, except for $423.3 million of federal NOL carryforwards which may be carried forward indefinitely. Section 382 and 383 of the IRC and similar provisions under state law limit the utilization of U.S. NOL carryforwards, state NOL carryforwards, R&D credits, and OD credits following certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. During 2024, the Company believes it triggered ownership changes under Section 382 of the IRC and similar provisions under state law. Based on the Company’s analysis under Section 382, the Company believes that its federal NOL carryforwards, its state NOL carryforwards, R&D credits, and OD credits are limited by Section 382 and similar provisions under state law as of December 31, 2025. The portion of federal NOL carryforwards, state NOL carryforwards, R&D credits, and OD credits that were determined to be limited have been written off as of December 31, 2025. The remaining unused carryforwards and credits remain available for future periods. The Company has approximately $346.4 million of federal NOLs generated prior to such ownership changes inclusive of $309.3 million of federal NOLs which may be carried forward indefinitely. Since the $309.3 million of federal NOLs may be carried forward indefinitely, these have not been written off as of December 31, 2025, but due to the limitations under Section 382 generally the Company can only use $1.6 million per year against taxable income in the future. Due to the Company’s full valuation allowance the write off of certain NOL carryforwards and R&D and OD credits did not have any impact to the statements of operation and comprehensive loss.

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and development (“R&D”) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during 2022. The Company is amortizing these costs for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S.

The One Big Beautiful Bill Act ("OBBBA") was passed and became effective for the Company during 2025. The legislation includes, among other provisions, permanent full expensing for certain business assets, changes to the interest deduction limitation under Section 163(j), amendments to international tax provisions including the global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”) regimes, the permanent extension of the controlled foreign corporation (“CFC”) look-through rule, as well as modifications to the treatment of research and development expenditures mentioned above.

Congress modified the treatment for research and development expenditures by adding new Section 174A, which applies for tax years beginning after December 31, 2024. Section 174A permits the immediate deduction of domestic R&D expenditures or, at the taxpayer’s election, capitalization and amortization over a period of at least five years beginning when the related benefits are first realized. Foreign R&D expenditures continue to be capitalized and amortized over 15 years. Transition provisions allow taxpayers either to continue amortizing amounts capitalized under the TCJA rules or to deduct remaining unamortized domestic R&D expenditures in the first tax year beginning after December 31, 2024. The Company has elected to continue amortizing previously capitalized domestic R&D expenditures over the remaining amortization period permitted under OBBBA.

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

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. From inception and through December 31, 2025, the

Company had no unrecognized tax benefits or related interest, and penalties accrued. The Company has not conducted a study of R&D credit and OD credit carryforwards. A future study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

15. Commitments and contingencies

The Company entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts. Please refer to Note 9. Leases for further details regarding the minimum aggregate future lease commitments as of December 31, 2025. In conjunction with the execution of the February 2018 Amended Lease Agreement and November 2024 Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of December 31, 2025, and 2024. The amount is included in non-current restricted cash on the consolidated balance sheets as of December 31, 2025, and 2024.

As of December 31, 2025, the Company has committed to spend approximately $48.1 million under the IQVIA Master Services Agreement which the Company expects to spend in the next two to three years. As of December 31, 2025, approximately $13.7 million of this commitment is included within vendor financing arrangements, accrued expenses, and accounts payable on the consolidated balance sheets. Pursuant to the terms of various other agreements, the Company may be required to pay various development, regulatory and commercial milestones. In addition, if any products related to these agreements are approved for sale, the Company may be required to pay significant royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring.

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

Upon entering into the Pfizer Agreement, the Company made a one-time cash payment to Pfizer in the amount of $1.5 million and issued 16,001 shares of its common stock. In April 2025, the Company entered into an amendment to the Pfizer Agreement such that a $7.5 million milestone became payable upon FDA approval of AVMAPKI FAKZYNJA CO-PACK on May 8, 2025 (the “First Pfizer Milestone”), and $8.0 million milestone (the “Second Pfizer Milestone”) is payable upon the one-year anniversary of the FDA approval of AVMAPKI FAKZYNJA CO-PACK. The Company recorded a $15.0 million intangible asset related to these payments on the consolidated balance sheets and will record $0.5 million of interest expense related to the Second Pfizer Milestone. Pfizer is also eligible to receive up to $2.0 million in developmental milestones and up to an additional $110.0 million based on the successful attainment of regulatory and commercial sales milestones. The future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved. Pfizer is also eligible to receive high single to mid-double-digit royalties on future net sales of the products. The Company’s royalty obligations with respect to each product in each country begin on the date of first commercial sale of the product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to the Company that covers the product in that country.

License Agreement

In the second quarter of 2025, the Company entered into an agreement with a third party to obtain an exclusive license for certain patents and intellectual property related to avutometinib and defactinib (the “License Agreement”). This agreement covers one of the four patent families that the Company has exclusively licensed and are owned by either Chugai or the third party. Pursuant to the License Agreement, the Company became obligated to pay $2.1 million in the year ended December 31, 2025 and is further obligated to pay up to $2.3 million upon achievement of certain milestones. The Company recorded $2.1 million within intangible assets related to these payments on the consolidated balance sheets. The future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved.

GenFleet Therapeutics (Shanghai), Inc.

On August 24, 2023, the Company entered into the GenFleet Agreement, pursuant to which GenFleet granted the Company the option to obtain exclusive development and commercialization rights worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (the “Territory”) for up to three oncology programs targeting RAS pathway driven cancers (the “GenFleet Options”). The Company may exercise its GenFleet Options on a program-by-program basis. In January 2025, the Company exercised its GenFleet Option with respect to VS-7375 and made a $6.0 million payment to GenFleet.

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

The Company expensed $6.0 million in January 2025, related to the GenFleet Option payment within research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. The other future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved. If the Company elects to exercise further GenFleet Options, the related payment will be recognized if and when each respective GenFleet Option is elected.

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

The Company determined that the upfront payment of $70.0 million, future potential milestone payments and royalties including from Secura’s sublicensees should be allocated to the delivery of the Bundled Secura Performance Obligation.

During the years ended December 31, 2025 and 2023, the Company has not recognized any revenue associated with the Secura APA. During the year end ended December 31, 2024, Secura achieved $100.0 million of total worldwide net sales of COPIKTRA which triggered a $10.0 million sales milestone payment to the Company under the Secura APA. The Company received the $10.0 million milestone payment in July 2024. The Company determined all future potential milestones and royalties were excluded from the transaction price, as all other milestone amounts were fully constrained under the guidance as of December 31, 2025. As part of the Company’s evaluation of the constraint, the Company considered several factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for an extended period of time. All future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved.

17. Notes Payable

In January 2025, the Company entered into a finance agreement with FIRST Insurance Funding (“First Insurance”). Pursuant to the terms of the agreement, First Insurance loaned the Company the principal amount of $1.2 million, which accrued interest at 6.9% per annum, to fund a portion of the Company’s insurance policies. Pursuant to the agreement with First Insurance, the Company made an initial payment of $0.3 million and made monthly payments of $0.1 million through November 2025 including principal and interest. The agreement assigned First Insurance a first priority lien and security interest in the financed insurance policies. The outstanding balance at December 31, 2025 was $0.0 million.

18. Employee benefit Plan

In June 2011, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre-tax or post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of approximately $1.3 million, $1.0 million and $0.8 million in each of the years ended December 31, 2025, 2024, and 2023.

19. Vendor Financing Arrangement

Pursuant to the IQVIA Master Services Agreement, the Company has extended payment terms with respect to a portion of the services provided and has recorded a vendor financing arrangement liability of $10.3 million as of December 31, 2025. The Company expects to pay the amounts recorded as vendor financing arrangement liabilities during 2026 and 2027.

20. Subsequent events

The Company reviews all activity subsequent to year end but prior to the issuance of the consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the consolidated balance sheet date. The Company is not aware of any material subsequent events other than the following:

Warrants exercise

In January 2026, 8,391,666 Warrants were exercised. As a result, the Company issued 8,391,666 shares of common stock and received net proceeds of $29.4 million.

Note Purchase Agreement amendment

In March 2026, the Company amended the Note Purchase Agreement to extend the date the Company may draw the Second Purchase from December 31, 2025 to June 30, 2026. Refer to Note 8. Long-term debt for additional details on the Note Purchase Agreement.