Form 10-Q
period 2026-03-31
Verastem, Inc.
filed 2026-05-07
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
OR
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

As of May 4, 2026 there were 87,873,639 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “believe,” “estimate,” “forecast,” “goal,” “potentially,” “project,” and other words of similar meaning All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our strategy, future operations, future financial position, including our ability to continue as a going concern through one year from the date of the financial statements for the quarter ended March 31, 2026, future revenues, projected costs, prospects, plans and objectives of management. Such statements relate to, among other things, the commercial success of our marketed product AVMAPKI® FAKZYNJA® CO-PACK (avutometinib capsules; defactinib tablets), the development and activity of our programs and product candidates, avutometinib (rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) program), defactinib (focal adhesion kinase (“FAK”) program), and VS-7375 (a selective oral KRAS G12D dual ON/OFF inhibitor), the structure and potential clinical value of our completed, planned and pending clinical trials, including the RAMP 201, RAMP 201J, RAMP 203, RAMP 205, RAMP 301 and VS-7375 trials; the timing of commencing and completing trials, including topline data reports, our interactions with regulators; the timeline and indications for clinical development, regulatory submissions and the potential for and timing of commercialization of our product candidates; the potential for additional development programs involving our lead compound and the potential market opportunities thereof; the expected outcome and benefits of our collaboration with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”) and the estimated addressable markets for, and anticipated market opportunities of our drug candidates.

Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statement. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the success in the development and potential commercialization of our product candidates, including avutometinib in combination with other compounds, including defactinib, LUMAKRAS®, VS-7375, and others; the uncertainties inherent in research and development, such as negative or unexpected results of clinical trials; the occurrence or timing of applications for our product candidates that may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve applications that may be filed for our product candidates and, if approved, whether our product candidates will be commercially successful in such jurisdictions; the impact of current and future healthcare reforms, including those affecting the delivery of or payment for healthcare products and services; our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding trial design, labeling and other matters that could affect the timing, availability or commercial potential of our product candidates; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be representative of more mature data or predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; actions or advice of regulatory agencies to maintain regulatory approval of AVMAPKI FAKZYNJA CO-PACK; that the market opportunities of AVMAPKI FAKZYNJA CO-PACK are based on internal and third-party estimates which may prove to be incorrect; that third-party payors (including government agencies) may not reimburse; uncertainties related to the regulatory and policy actions proposed and enacted by the current U.S. presidential administration that may adversely affect our business; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that our marketed products and product candidates may cause adverse safety events and/or unexpected concerns may arise from additional data or analysis, or result in unmanageable safety profiles as compared to their levels of efficacy; that we may be unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so; that we may not be able to confirm the results from the RAMP 201 study or expand the approved indication for AVMAPKI FAKZYNJA CO-PACK; that our product candidates may experience manufacturing or supply interruptions or failures; that any of our third party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on may fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for our product candidates; that the development and commercialization of our product candidates may take longer or cost more than planned, including as a result of conducting additional studies or our decisions regarding execution of such commercialization; that we may not have sufficient cash to fund our contemplated operations, including certain of our product development programs; that we may not attract and retain high quality personnel; that we or Pfizer, Inc. (“Pfizer”) may fail to fully perform under the license agreement covering certain Pfizer FAK inhibitors, including defactinib; that we or Chugai Pharmaceutical, Co. Ltd. (“Chugai”) may fail to fully perform under the avutometinib license agreement; that we or Secura Bio, Inc. (“Secura”) may fail to fully perform under the asset purchase agreement with Secura, including in relation to milestone payments; that we may not see a return on investment on the payments we have and may continue to make pursuant to the collaboration and option agreement with GenFleet or that GenFleet may fail to fully perform under the agreement; that we may not be able to establish new or expand on existing collaborations or partnerships, including with respect to in-licensing of our product candidates, on favorable terms, or at all; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we may not pursue or submit regulatory filings for our product candidates; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified under the heading “Risk Factors” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 4, 2026, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$165,551	$204,990
Short-term investments	16,127	—
Accounts receivable, net	10,158	8,813
Inventory	2,287	1,833
Grant receivable	200	200
Prepaid expenses and other current assets	8,581	7,577
Total current assets	202,904	223,413
Property and equipment, net	—	—
Right-of-use asset, net	2,793	491
Restricted cash	241	—
Intangible assets, net	16,146	16,426
Other assets	5,724	6,112
Total assets	$227,808	$246,442
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$9,602	$12,448
Accrued expenses, short-term	50,954	53,981
Note Payable	529	—
Vendor financing arrangement, short-term	5,266	5,304
Lease liability, short-term	494	535
Total current liabilities	66,845	72,268
Non-current liabilities:
Long-term debt	73,120	76,330
Vendor financing arrangement, long-term	3,750	5,000
Lease liability, long-term	2,316	—
Warrant liability	—	35,647
Total liabilities	146,031	189,245
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, 0 shares issued and outstanding at March 31, 2026 and at December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 87,843 and 77,740 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	9	8
Additional paid-in capital	1,274,739	1,216,958
Accumulated other comprehensive income	8,618	5,229
Accumulated deficit	(1,201,589)	(1,164,998)
Total stockholders’ equity	81,777	57,197
Total liabilities, preferred stock and stockholders’ equity	$227,808	$246,442

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2026	2025
Revenue:
Product revenue, net	$18,671	$—
Total revenue	18,671	—
Operating expenses:
Cost of sales - product	2,772	—
Cost of sales - intangible amortization	279	—
Research and development	38,218	29,152
Selling, general and administrative	22,299	15,022
Total operating expenses	63,568	44,174
Loss from operations	(44,897)	(44,174)
Other expense	(61)	(40)
Interest income	1,297	960
Interest expense	(382)	(192)
Loss on debt extinguishment	—	(1,826)
Change in fair value of warrant liability	9,323	(2,416)
Change in fair value of Notes	(1,871)	(4,415)
Net loss	$(36,591)	$(52,103)
Net loss per share—basic	$(0.37)	$(0.96)
Net loss per share—diluted	$(0.46)	$(0.96)

Weighted average common shares outstanding used in computing net loss per share—basic	98,292	54,173
Weighted average common shares outstanding used in computing net loss per share—diluted	99,148	54,173

Net loss	$(36,591)	$(52,103)
Unrealized gain (loss) on available-for-sale securities	(7)	—
Change in fair value of Notes attributable to instrument specific credit risk	3,396	6,639
Comprehensive loss	$(33,202)	$(45,464)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	(deficit)	equity
Balance at December 31, 2025	77,739,712	8	1,216,958	5,229	(1,164,998)	$57,197
Net Loss	—	—	—	—	(36,591)	(36,591)
Change in fair value of long-term debt attributable to instrument specific credit risk	—	—	—	3,396	—	3,396
Stock-based compensation expense	—	—	2,046	—	—	2,046
Issuance of common stock under Employee Stock Purchase Plan	10,240	—	38	—	—	38
Issuance of common stock resulting from vesting of restricted stock units	271,866	—	—	—	—	—
Issuance of common stock upon exercise of options	1,000	—	4	—	—	4
Issuance of common stock upon exercise of warrants	8,391,666	1	55,693	—	—	55,694
Issuance of common stock upon exercise of pre-funded warrants	1,428,571	—	—	—	—	—
Unrealized loss on available for sale securities	—	—	—	(7)	—	(7)
Balance at March 31, 2026	87,843,055	$9	$1,274,739	$8,618	$(1,201,589)	$81,777

						Accumulated
					Additional	other		Total
	Series A Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income	(deficit)	equity (deficit)
Balance at December 31, 2024	1,000,000	$—	44,784,350	$4	$926,630	$—	$(955,527)	$(28,893)
Net loss	—	—	—	—	—	—	(52,103)	(52,103)
Issuance of common stock resulting from vesting of restricted stock units	—	—	114,010	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,788	—	—	1,788
Change in fair value of Notes attributable to instrument specific credit risk	—	—	—	—	—	6,639	—	6,639
Issuance of common stock resulting from at-the-market transactions	—	—	4,000,000	1	22,735	—	—	22,736
Issuance of common stock, net of issuance costs of $74K	—	—	1,416,939	—	7,426	—	—	7,426
Issuance of common stock upon exercise of warrants	—	—	1,166,666	—	9,952	—	—	9,952
Issuance of common stock under Employee Stock Purchase Plan	—	—	8,033	—	22	—	—	22
Balance at March 31, 2025	1,000,000	$—	51,489,998	$5	$968,553	$6,639	$(1,007,630)	$(32,433)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2026	2025
Operating activities
Net loss	$(36,591)	$(52,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	10
Amortization of acquired intangible assets	279	—
Non-cash operating lease cost	(27)	(23)
Stock-based compensation expense	2,046	1,788
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	(119)	30
Change in fair value of warrant liability	(9,323)	2,416
Non-cash change in fair value of Notes	186	3,115
Loss on debt extinguishment	—	1,826
Changes in operating assets and liabilities:
Accounts receivable, net	(1,345)	—
Inventory	(454)	—
Prepaid expenses, other current assets and other assets	(857)	(1,572)
Accounts payable	(2,846)	3,173
Accrued expenses and other liabilities	(3,065)	2,664
Net cash used in operating activities	(52,116)	(38,676)
Investing activities
Purchases of investments	(16,015)	—
Net cash used in investing activities	(16,015)	—
Financing activities
Proceeds from the issuance of common stock and pre-funded warrants, net	—	30,162
Repayment of vendor financing arrangement	(1,250)	—
Proceeds from exercise of warrants	29,371	4,083
Proceeds from long-term debt	—	75,000
Repayment of long-term debt	—	(42,580)
Proceeds from insurance premium financing	736	1,180
Payments on insurance premium financing	(207)	(440)
Proceeds from the exercise of stock options and employee stock purchase program	42	22
Net cash provided by financing activities	28,692	67,427
(Decrease) increase in cash, cash equivalents and restricted cash	(39,439)	28,751
Cash, cash equivalents and restricted cash at beginning of period	205,231	89,059
Cash, cash equivalents and restricted cash at end of period	$165,792	$117,810
Supplemental disclosure of non-cash investing and financing activities
Conversion of warrant liability into additional paid-in capital upon warrant exercise	26,324	5,869
Right of use assets obtained in exchange for operating lease liabilities	2,515	—
Issuance costs included in accounts payable and accrued expenses	—	64

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

As of March 31, 2026, the Company had cash, cash equivalents, and investments of $181.7 million. In accordance with applicable accounting standards, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date of the issuance of these condensed consolidated financial statements. The Company anticipates operating losses may continue for the foreseeable future and the Company continues to incur operating costs to execute its strategic plan, including costs related to research and development of its product candidates and commercial activities. As a result of the assessment in accordance with the applicable accounting standards, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months after the date the condensed consolidated financial statements are issued.

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 4, 2026.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026, there were no material changes to the significant accounting policies.

Recently issued accounting standards updates

In November 2024, the FASB issued ASU No 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on its condensed consolidated financial statements and related disclosures.

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

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash, cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of March 31, 2026, the Company’s cash, cash equivalents and investments were deposited at three financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of March 31, 2026 there were four customers that cumulatively comprised 100% of the Company’s trade accounts receivable balance and two customers that cumulatively accounted for more than 65% of the Company’s trade accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any trade accounts receivable balances are assured. Based on the Company’s latest assessment of the collectability of its accounts receivable, an allowance for credit loss is not deemed necessary at March 31, 2026.

For the three months ended March 31, 2026, there were two customers who each individually accounted for greater than 10% of the Company’s total revenues. These two customers accounted for revenues of $15.9 million for the three months ended March 31, 2026.

Proceeds from Grants

In May 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is supporting a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 trial is evaluating whether combining avutometinib (to target KRAS mutant, which is found in more than 90% of pancreatic adenocarcinomas) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with such pancreatic cancers. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the Company recognizes as expenses the related costs for which the grants are intended to compensate. Eligible expenses incurred in excess of grant payments received up to the total amount of the PanCAN Grant are recorded as a grant receivable. Through March 31, 2026, the Company has received $4.1 million of cash proceeds, which was initially recorded as deferred liabilities on the balance sheet. The Company did not record any proceeds as a reduction of research and development expense for the three months ended March 31, 2026 and 2025. As of March 31, 2026, and December 31, 2025, the Company recorded a grant receivable of $0.2 million related to the PanCAN Grant in the condensed consolidated and consolidated balance sheets.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$165,551	$204,990
Restricted cash	241	241
Total cash, cash equivalents and restricted cash	$165,792	$205,231

Amounts included in restricted cash as of March 31, 2026 and December 31, 2025 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham,

Massachusetts in the amount of $0.2 million. The letters of credit are included in non-current restricted cash as of March 31, 2026, and in prepaid expenses and other current assets on the condensed consolidated balance sheets as of December 31, 2025.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2026
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$91,754	$91,754	$—	$—
Short-term investments	$16,127	$16,127	$—	$—
Total financial assets	$107,881	$107,881	$—	$—
Notes	$73,120	$—	$—	$73,120
Total financial liabilities	$73,120	$—	$—	$73,120

	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$106,830	$106,830	$—	$—
Total financial assets	$106,830	$106,830	$—	$—
Warrant liability	$35,647	$—	$—	$35,647
Notes	$76,330	$—	$—	$76,330
Total financial liabilities	$111,977	$—	$—	$111,977

The Company’s financial assets consist of cash equivalents, including U.S. Government money market funds and short term investments comprised of commercial paper. The financial assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2026, or December 31, 2025.

Warrant Liability

A warrant liability was recorded as a result of the July 2024 Offering (as defined herein) (see Note 15. Capital Stock). The fair value measurement of the warrant liability is classified as Level 3 under the fair value hierarchy. The fair value of the warrant liability at inception was determined using the Black-Scholes valuation model. The inputs to the Black-Scholes valuation model include the risk-free rate, stock price volatility, expected dividends and remaining term. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. During the quarter ended March 31, 2026, all outstanding public warrants were either exercised or redeemed. As a result, no warrants remained outstanding as of March 31, 2026. The Company marked the warrant liability to fair value at the exercise date using the Black-Scholes model and reclassified the warrant liability to equity upon exercise. No further fair value measurements using the Black-Scholes model were required.

Below are the inputs used to value the warrant liability at December 31, 2025:

December 31, 2025
Risk-free interest rate	3.74%
Volatility	53%
Dividend yield	—
Remaining term (years)	0.1

The following table represents a reconciliation of the warrant liability (in thousands):

December 31, 2025	$35,647
Fair value of warrants exercised	(26,324)
Fair value adjustment	(9,323)
March 31, 2026	$—

Note Purchase Agreement

The fair value of the Notes pursuant to the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal, Repayment Amount, and Revenue Participation Payments (each as defined in the Note Purchase Agreement) (see Note 10. Debt). The fair value measurement is based on significant Level 3 unobservable inputs such as the probability and timing of Revenue Participation Payments, Repayment Amount, and the discount rate. The Company determined the fair value of the Notes utilizing a discounted cash flow model of estimated future payments including interest, principal, Repayment Amount and Revenue Participation Payments utilizing a discount rate calculated as the term matched risk-free rate plus credit spread. At December 31, 2025, the Company utilized a discount rate between 12.6% - 13.0% and at March 31, 2026, the Company utilized a discount rate between 13.9% - 14.2%. The fair value of the Notes at March 31, 2026 and December 31, 2025 were $73.1 million and $76.3 million, respectively. The fair value of the Notes as of March 31, 2026 differed from the contractual principal amount of $75.0 million by ($1.9) million. Significant increases or decreases in any of these inputs in isolation could result in a significantly lower or higher fair value measurement.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$165,792	$—	$—	$165,792
Total cash, cash equivalents & restricted cash	$165,792	$—	$—	$165,792
Investments:
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$16,134	$—	$(7)	$16,127
Total investments	$16,134	$—	$(7)	$16,127
Total cash, cash equivalents, restricted cash and investments	$181,926	$—	$(7)	$181,919

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$205,231	$—	$—	$205,231
Total cash, cash equivalents & restricted cash	$205,231	$—	$—	$205,231

There were no realized gains or losses on investments for the three months ended March 31, 2026 or 2025. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's investments. Accrued interest receivable of $0.1 million and $0.2 million is presented within prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. There were eight debt securities in an unrealized loss position as of March 31, 2026. There were no debt securities in an unrealized loss position as of December 31, 2025.  None of these investments had been in an unrealized loss position for more than 12 months as of March 31, 2026. The fair value of these securities as of March 31, 2026 was $16.1 million and the aggregate unrealized loss was immaterial. The Company considered the decline in the market value for these securities to be primarily attributable to current economic conditions and not credit related. At March 31, 2026, the Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its investments as of March 31, 2026.

The following is a summary of available-for-sale securities with unrealized losses for less than 12 months as of March 31, 2026 (in thousands):

	March 31, 2026
	Fair	Unrealized
	Value	Losses
Corporate bonds, agency bonds and commercial paper (due within 1 year)	$16,127	$(7)
Total available-for-sale securities in an unrealized loss position	$16,127	$(7)

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Accrued clinical trial expenses	$18,267	$14,338
Accrued milestone payments and royalties	10,582	11,767
Accrued compensation and related benefits	7,910	10,860
Accrued commercialization costs	5,185	8,205
Accrued contract manufacturing expenses	2,906	3,224
Accrued other research and development expenses	3,140	3,015
Accrued consulting fees	1,124	1,287
Accrued professional fees	983	793
Accrued other	857	492
Total accrued expenses	$50,954	$53,981

7. Product revenue reserves and allowances

Since 2025, the Company’s sole source of product revenue has been from sales of AVMAPKI FAKZYNJA CO-PACK in the United States. The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2026 (in thousands):

	Trade	Third Party Payer	Government
	discounts	chargebacks,	rebates and
	and	discounts	other
	allowances	and fees	incentives	Returns	Total
Balance at December 31, 2025	$236	$252	$3,025	$376	$3,889
Provision related to sales in the current year	524	306	2,344	222	3,396
Adjustments related to prior period sales	—	—	(193)	—	(193)
Credits and payments made	(513)	(192)	(2,060)	—	(2,765)
Ending balance at March 31, 2026	$247	$366	$3,116	$598	$4,327

Trade discounts and Payer chargebacks and discounts are recorded as a reduction to accounts receivable, net on the condensed consolidated balance sheets. Trade allowances and Payer fees, government rebates, other incentives and returns are recorded as a component of accrued expenses on the condensed consolidated balance sheets.

8. Inventory

Inventory consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$91	$—
Work in process	2,129	1,797
Finished goods	67	36
Total inventory	$2,287	$1,833

At March 31, 2026, all of our inventory was related to AVMAPKI and FAKZYNJA. In May 2025, the FDA approved AVMAPKI FAKZYNJA CO-PACK, at which time the Company began to capitalize costs to manufacture AVMAPKI FAKZYNJA CO-PACK. Prior to FDA approval of AVMAPKI FAKZYNJA CO-PACK, all costs related to the manufacturing of AVMAPKI and FAKZYNJA and related material were charged to research and development expense in the period incurred. At March 31, 2026, we determined that a reserve related to inventory was not required.

9. Intangible Assets

The Company’s intangible assets consist of the following (in thousands):

	March 31, 2026	Weighted-Average Remaining Amortization Period (Years)
Acquired and in-licensed rights	$17,123	14.5 years
Less: accumulated amortization	(977)
Total intangible assets, net	$16,146

The Company's finite-lived intangible assets are the result of milestone payments due under the Pfizer Agreement (defined herein) and the License Agreement (defined herein). Refer to Note 18. License, collaboration and commercial agreements for further discussion of the Pfizer Agreement and License Agreement.

The Company recorded approximately $0.3 million in cost of sales – intangible amortization expense related to finite-lived intangible assets during the three months ended March 31, 2026, using straight-line methodology. Estimated future cost of sales- intangible amortization expense for finite-lived intangible assets as of March 31, 2026 is as follows (in thousands):

Year ending December 31,	Amount
2026	838
2027	1,117
2028	1,117
2029	1,117
2030	1,117
Thereafter	10,840
Total future amortization	$16,146

10. Debt

Note Purchase Agreement

On January 13, 2025 (the “Closing Date”), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with RGCM SA LLC, as Purchaser Agent, Oberland Capital Management LLC (“Oberland”) and certain funds managed by Oberland Capital Management LLC, as purchasers (together with other purchasers party thereto from time to time, the “Purchasers”), pursuant to which the Company may sell to the Purchasers, and the Purchasers may buy from the Company, notes (the “Notes”) in an aggregate principal amount not to exceed $150.0 million. On the Closing Date, the Company issued and sold an initial Note in an aggregate principal amount $75.0 million. In addition, the Company may issue and sell additional Notes with aggregate principal amount of up to $75.0 million as follows:

i.	at our option, a second purchase (the “Second Purchase”) of $25.0 million principal amount of Notes, at any time prior to December 31, 2025, upon the FDA’s approval sufficient for the promotion and sale of avutometinib and defactinib for the treatment of LGSOC and subject to certain other customary conditions precedent. In March 2026, we amended the Note Purchase Agreement to extend the date by which we may draw down the Second Purchase from December 31, 2025 to June 30, 2026; and

ii.	at the option of the Company, a third sale (the “Third Sale”) of up to $50.0 million principal amount of Notes, at any time prior to December 31, 2026, provided that trailing six-month worldwide net sales of avutometinib and defactinib are at least $55.0 million and subject to certain other customary conditions precedent.

The outstanding principal amount of the Notes bear interest at a rate per annum equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, subject to adjustment in certain circumstances set forth in the Note Purchase Agreement and an overall cap of 9.75%, payable quarterly in arrears until the seventh anniversary of the Closing Date or the date on which all amounts owing to the Purchasers under the Note Purchase Agreement have been paid in full (the “Maturity Date”). For the first eight (8) quarters following the Closing Date, at the Company’s option, up to 50% of the interest due may be paid-in-kind and added to the then-outstanding principal balance of the Notes. Through March 31, 2026, the Company has not elected to defer any interest through its paid-in-kind option. Upon the occurrence and during the continuance of an Event of Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement, the then-applicable interest rate on all outstanding obligations may be increased by an additional 5.00%.

Beginning on January 13, 2025 and continuing until the Maturity Date, the Purchasers will receive 1.00% (the “Revenue Participation Percentage”) of the first $100.0 million of net sales of each Included Product (as defined in the Note Purchase Agreement) by the Company or its affiliates or licensees in each calendar year, payable quarterly. “Included Products” is defined in the Note Purchase Agreement to include (a) avutometinib and defactinib, including any product that contains either one of the foregoing in combination with any other active ingredient(s), and (b) all other compounds, chemical entities or pharmaceutical products being designed, developed, licensed, manufactured or commercialized by the Company or its subsidiaries from time to time. The Revenue Participation Percentage will increase pro rata immediately upon the occurrence of the Second Purchase and the Third Sale, such that the Revenue Participation Percentage shall increase to a maximum of 2.00% in the event that $150 million in aggregate principal amount of Notes has been purchased pursuant to the Note Purchase Agreement following the Third Sale. The outstanding principal amount of the Notes, interest accrued thereon and any other amounts owing to the Purchasers under the Note Purchase Agreement will be due in two equal instalments on (a) the sixth anniversary of the Closing Date, and (b) the Maturity Date.

All of the Notes may be redeemed prior to the Maturity Date at the option of the Company, subject to payment of the Repayment Amount (as defined in the Note Purchase Agreement). The Purchasers may demand redemption of the Notes prior to the Maturity Date in the event of a Change of Control (as defined in the Note Purchase Agreement) of the Company or an Event of Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement, subject to payment of the Repayment Amount. The Repayment Amount is due at the earlier of the Maturity Date and when payment of all obligations under the Note Purchase Agreement are otherwise due. The Repayment Amount is (a) 135% of the principal amount of the Notes if redemption occurs before the second anniversary of the Closing Date upon a Change of Control; (b) if the preceding clause (a) does not apply, 175% of the principal amount of the Notes if redemption occurs prior to the third anniversary of the Closing Date; and (c) thereafter, 195% of the principal amount of the Notes if redemption occurs after the third anniversary of the Closing Date, minus, in each case, the sum of regularly scheduled interest paid in cash, payments of principal in cash, and payments of revenue participation in cash prior to such redemption date.

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

The Company assessed the terms and features of the Note Purchase Agreement and determined that the Company is eligible to elect the fair value option under ASC 825, Financial Instruments. The Note Purchase Agreement contains various embedded features and the election of the fair value option allows the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issuance date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Note Purchase Agreement, which include accrued interest, if any, are recorded as a component of change in fair value of Notes in the condensed consolidated statements of operations. The Company has not elected to present interest expense separately from changes in fair value and therefore will not separately present interest expense associated with the Note Purchase Agreement. Changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss within the condensed statements of equity (deficit). The portion of total changes in fair value of Notes attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive loss. The change in fair value attributable to instrument specific credit risk recorded during the three months ended March 31, 2026, March 31, 2025 and cumulatively life to date for the debt was a decrease of $3.4 million, $6.6 million and $8.6 million, respectively. Under the fair value option, debt issuance costs are expensed as incurred. The Company incurred $0.7 million of debt issuance costs, of which $0.7 million were recorded within selling, general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2025.

The following table reconciles the change in fair value of the Notes during the three months ended March 31, 2026 (in thousands):

Beginning fair value balance at December 31, 2025	$76,330
Change in fair value reported in statements of operations	1,871
Change in fair value reported in comprehensive loss	(3,396)
Interest and revenue participation payments	(1,685)
Ending fair value at March 31, 2026	$73,120

As of March 31, 2026, future principal payments under the Note Purchase Agreement are due as follows (in thousands):

2026	—
2027	—
2028	—
2029	—
2030	—
2031	37,500
2032	37,500
Total principal payments	$75,000

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

Substantially concurrently with the closing of the Note Purchase Agreement, on January 13, 2025, the Company terminated its Loan Agreement and repaid in full the balance of its obligations under the Loan Agreement of approximately $42.7 million (the “Payoff Amount”). The Payoff Amount included the Final Payment Fee of $2.0 million, which was due at the earlier of prepayment or loan maturity, and certain prepayment fees as set forth in the Loan Agreement, a prepayment penalty fee of $0.6 million, and unpaid interest of $0.1 million. Upon the Lender’s receipt of the Payoff Amount, the Loan Agreement was terminated along with the Lender’s commitment to provide funding under any future term loans.  All liens on the Company’s assets to secure the loans under the Loan Agreement have been terminated and released. The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Term Loan on January 13, 2025 by $1.8 million. As a result, of the Company recorded a loss on debt extinguishment of $1.8 million included in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2025.

The following table sets forth total interest expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Contractual Interest	$382	$162
Amortization of debt discount and issuance costs	—	11
Amortization of Final Payment Fee	—	19
Total	$382	$192

11. Leases

On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014 and it was scheduled to expire on September 30, 2019. Effective February 15, 2018, the Company amended its lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the “February 2018 Amended Lease Agreement”). The February 2018 Amended Lease Agreement extended the expiration date of the lease from September 2019 through June 2025. Pursuant to the February 2018 Amended Lease Agreement, the initial annual base rent amount was approximately $0.7 million, which increased during the lease term to $1.1 million for the last 12-month period. Effective November 1, 2024, the Company amended the February 2018 Amended Lease Agreement to extend the expiration date from June 2025 to June 2026 (the “November 2024 Amended Lease Agreement”). The payment terms of the November 2024 Amended Lease Agreement are $1.1 million per annum through the expiration date in June 2026. Effective March 12, 2026, the Company amended the November 2024 Amended Lease Agreement to extend the expiration date from June 2026 to September 2029 (the “March 2026 Amended Lease Agreement”). The payment terms of the March 2026 Amended Lease Agreement are $0.8 million per annum for the initial annual base rent, increasing during the lease term to $1.1 million for the last 12 month period. As a result of the March 2026 Amended Lease Agreement, the Company recorded an incremental $2.5 million right-of-use asset and corresponding lease liability during the three months ended March 31, 2026.

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

As of March 31, 2026, a right-of-use asset of $2.8 million and lease liability of $2.8 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended March 31,
	2026	2025
Lease Expense
Operating lease expense	$246	$249
Total Lease Expense	$246	$249
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$273	$273

March 31, 2026
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	3.5
Weighted average discount rate	11.5%
Maturity Analysis
2026	530
2027	1,036
2028	1,064
2029	813
Total	$3,443
Less: Present value discount	(633)
Lease Liability	$2,810

12. Notes Payable

In February 2026, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the agreement, AFCO loaned the Company the principal amount of $0.7 million which accrues interest at 7.9% per annum, to fund a portion of the Company’s insurance policies. Pursuant to the agreement, the Company is required to make monthly payments of $0.1 million, including principal and interest, through August 2026. The agreement assigns AFCO a first priority lien and security interest in the financed insurance policies. The outstanding balance as of March 31, 2026 was $0.5 million, which was recorded as a note payable on the condensed consolidated balance sheets.

13. Vendor Financing Arrangement

The Company and IQVIA, Inc. (“IQVIA”) have entered into a master services agreement (“IQVIA Master Services Agreement”) for the Company’s strategic collaboration with IQVIA to leverage IQVIA’s infrastructure and established commercialization solutions to complement the Company’s launch strategy for AVMAPKI FAKZYNJA CO-PACK in patients with KRAS mutant recurrent LGSOC. Pursuant to the IQVIA Master Services Agreement, the Company has extended payment terms with respect to a portion of the services provided and has recorded a vendor financing arrangement liability of $9.0 million as of March 31, 2026. The Company expects to pay the amounts recorded as vendor financing arrangement liabilities during 2026 and 2027.

14. Segment Reporting

The Company has one operating segment which is the business of researching, developing and commercializing drugs for the treatment of patients with cancer. While the Company group consists of entities incorporated in both the U.S. and Germany, the Company manages all business activities on a consolidated basis for the purposes of assessing performance, making operating decisions, and allocating Company resources. The Company’s Chief Operating Decision Maker (the “CODM”) is its President and Chief Executive Officer. The measure of segment assets is the same as reported on the condensed consolidated balance sheets as total assets. The CODM assesses performance based on consolidated net loss that is also reported on the consolidated statements of operations and comprehensive loss. The CODM uses net loss to monitor budget versus actual results and to determine how to allocate resources and capital in line with the Company’s overall strategy and goals. The accounting policies of the Company's segment are the same as those described in Note 2. Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The table below is a summary of segment net loss including significant segment expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Revenue:
Product revenue, net	$18,671	$—
Expenses:
Cost of sales - product	2,771	—
Cost of sales - intangible amortization	279	—
Research and development expenses(1)	37,372	28,549
Commercial expenses(1)	9,876	4,323
Medical affairs expenses(1)	3,107	2,283
General and administrative expenses(1)	7,274	7,221
Stock-based compensation expense	2,046	1,788
Depreciation expense	—	10
Interest income	(1,297)	(960)
Interest expense	382	192
Loss on debt extinguishment	—	1,826
Change in fair value of warrant liability	(9,323)	2,416
Change in fair value of Notes	1,871	4,415
Other segment items(2)	904	40
Net loss	$(36,591)	$(52,103)

(1)	This category is exclusive of non-cash stock-based compensation and severance expense.
(2)	Other segment items primarily include severance expense and transactions losses and gains due to foreign currency fluctuations.

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

The November 2025 Pre-Funded Warrants cannot require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the November 2025 Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the November 2025 Pre-Funded Warrants are classified as a component of permanent equity. The net proceeds of the 2025 Public Offering were approximately $96.9 million, after deducting underwriting fees and other expenses. 3,870,000 November 2025 Pre-Funded Warrants remain outstanding as of March 31, 2026.

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

The April 2025 Pre-Funded Warrants cannot require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the April 2025 Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the April 2025 Pre-Funded Warrants are classified as a component of permanent equity. The net proceeds of the 2025 Private Placement were approximately $69.9 million, after deducting placement agent fees and other expenses. During the first quarter of 2026, the holders exercised 1,428,571 April 2025 Pre-Funded Warrants, exercise price $0.0001 per share, resulting in the issuance of 1,428,571 shares of common stock. 5,857,142 April 2025 Pre-Funded Warrants remain outstanding as of March 31, 2026.

Stock Purchase Agreement

In connection with the Note Purchase Agreement, on January 13, 2025, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the certain funds managed by Oberland and affiliates thereof (the “SPA Investors”), pursuant to which the SPA Investors purchased an aggregate of 1,416,939 shares of the Company’s common stock, at a price of $5.2931 per share, based on the trailing 30-trading day volume-weighted average price of the Company’s common stock, as of the date of the Stock Purchase Agreement. The Company received net proceeds of $7.4 million after deducting offering costs, which was recorded as a component of permanent equity during the three months ended March 31, 2025. In addition, pursuant to the Stock Purchase Agreement, the Company granted the SPA Investors, for a period of three years following the closing on January 13, 2025, a right to participate in any equity offerings consummated by the Company in an amount up to $2.5 million, subject to certain limitations and exclusions set out in the Stock Purchase Agreement.

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

Pre-Funded Warrants

Each July 2024 Pre-Funded Warrant has an exercise price equal to $0.001 per underlying share of common stock. The July 2024 Pre-Funded Warrants are exercisable as of July 25, 2024, do not expire and are exercisable in cash or by means of a cashless exercise.

The July 2024 Pre-Funded Warrants cannot require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock and Warrants with which they were issued, are immediately exercisable, and do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the July 2024 Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the July 2024 Pre-Funded

Warrants are classified as a component of permanent equity. The Company allocated $15.4 million of the proceeds to the July 2024 Pre-Funded Warrants and shares of common stock issued. During the second quarter of 2025, the holders exercised 2,500,000 July 2024 Pre-Funded Warrants, exercise price $0.001 per share, via cashless exercise resulting in the issuance of 2,499,665 shares of common stock. 2,500,000 July 2024 Pre-Funded Warrants remain outstanding as of March 31, 2026.

Warrants

Each Warrant had an exercise price equal to $3.50. Each Warrant was exercisable for one share of the Company’s common stock (or, in certain limited circumstances in lieu of a share of common stock, a pre-funded warrant for one share of the Company’s common stock at the warrant exercise price less the exercise price of the pre-funded warrant purchased). The Warrants were exercisable as of July 25, 2024 and expired as of January 25, 2026. The Warrants were exercisable in cash or, in certain limited circumstances only, by means of a cashless exercise.

The Warrants met the definition of a derivative pursuant to FASB Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and did not meet the derivative scope exception given the Warrants did not qualify under the indexation guidance. As a result, the Warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model with subsequent changes in fair value recorded in earnings. The Warrants were recorded at a fair value of $39.6 million upon issuance and the Company allocated $39.6 million of the proceeds as warrant liability. During the year ended December 31, 2025 and 2024, 9,654,168 Warrants and 250,000 Warrants, respectively, were exercised for shares of common stock and the fair value of the Warrants on the respective exercise dates was $50.0 million and $0.5 million, respectively, which was reclassified from warrant liability to additional paid in capital. In January 2026, 8,391,666 Warrants were exercised for 8,391,666 shares of common stock. The fair value of the 8,391,666 Warrants on their exercise dates was $26.3 million, which was reclassified from warrant liability to additional paid-in capital during the first quarter of 2026.

On January 25, 2026, 37,500 Warrants expired. As of March 31, 2026, no Warrants remained outstanding and there was no warrant liability outstanding. The Company recorded the mark-to-market adjustment of $9.3 million for the three months ended March 31, 2026 under change in fair value of warrant liability within the condensed consolidated statements of operations and loss.

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

Each share of the Series A Convertible Preferred Stock was convertible into 0.833 shares of the Company’s common stock at the option of the holder at any time, subject to certain limitations,

In June 2025, holders of the Series A Convertible Preferred Stock elected to convert all 1,000,000 shares of Series A Convertible Preferred Stock for 833,332 shares of the Company’s common stock and consequently, the Company issued 833,332 shares of its common stock to holders of the Series A Convertible Preferred Stock. As of March 31, 2026, there were no shares of Series A Convertible Preferred Stock outstanding.

At-the-market equity offering program

In August 2021, the Company entered into a sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). In August 2025, the Company entered into a separate sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2025 ATM” and together with the August 2021 ATM, “ATM Programs”). During the three months ended March 31, 2026, the Company did not sell any shares under the ATM Programs.

16. Stock-based compensation

Stock options

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2026 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2025	3,030,432	$10.53	7.7	$2,731
Granted	373,000	6.88
Exercised/Released	(1,000)	2.82
Forfeited/cancelled	(73,748)	6.96
Outstanding at March 31, 2026	3,328,684	$10.20	7.7	$855
Vested at March 31, 2026	1,978,583	$12.09	7.1	$517

The fair value of each stock option granted during the three months ended March 31, 2026 and 2025 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended March 31,
	2026	2025
Risk-free interest rate	3.78%	4.38%
Volatility	107%	106%
Dividend yield	—	—
Expected term (years)	5.9	6.1

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the three months ended March 31, 2026 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2025	1,313,898	$5.73
Granted	1,199,245	$6.45
Vested	(271,875)	$5.98
Forfeited/cancelled	(26,020)	$6.63
Outstanding at March 31, 2026	2,215,248	$6.08

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

	Three months ended March 31,
	2026	2025
Risk-free interest rate	3.58%	4.25%
Volatility	84%	107%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the three months ended March 31, 2026 and 2025, the Company recognized less than $0.1 million in each period of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the three months ended March 31, 2026, the Company issued 10,240 shares of common stock for proceeds of less than $0.1 million under the Amended and Restated 2018 ESPP.

17. Net loss per share

Basic loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. For purposes of calculating net loss per share, weighted-average number of common shares outstanding includes the weighted average effect of the pre-funded warrants issued in July 2024, April 2025 and November 2025 the exercise of which requires little or no consideration for the delivery of shares of common stock. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as the warrants issued in July 2024, stock options, restricted stock units, and employee stock purchase plan shares (using the “treasury stock” method), and the Series A Convertible Preferred Stock (using the “if-converted” method), unless their effect on net loss per share is anti-dilutive.

For the three months ended March 31, 2026, the dilutive effect of the Warrants issued by the Company is reflected in diluted earnings per share (“EPS”) using the treasury stock method. For the three months ended March 31, 2025, the net loss, basic and diluted EPS are the same as the assumed exercise of stock options, warrants and restricted stock units are anti-dilutive.

	Three months ended March 31,
	2026	2025
Net loss	(36,591)	(52,103)
Less: Change in fair value of warrant liability	(9,323)	—
Adjusted diluted net loss	(45,914)	(52,103)

Weighted average shares outstanding	98,292	54,173
Add: Dilutive effect of the Warrants	856	—
Weighted average diluted shares outstanding	99,148	54,173

Net loss per share - basic	(0.37)	(0.96)
Net loss per share - diluted	(0.46)	(0.96)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2026	2025
Outstanding stock options	3,328,684	2,458,865
Outstanding restricted stock units	2,215,248	1,831,612
Warrants	—	16,916,668
Employee stock purchase plan	15,905	7,266
Series A Convertible Preferred Stock	—	833,333
Total potentially dilutive securities	5,559,837	22,047,744

18. License, collaboration and commercial agreements

Pfizer, Inc.

On July 11, 2012, the Company entered into a license agreement (the “Pfizer Agreement”) with Pfizer under which Pfizer granted the Company worldwide, exclusive rights to research, develop, manufacture and commercialize products containing certain of Pfizer’s inhibitors of FAK, including defactinib, for all therapeutic, diagnostic and prophylactic uses in humans. The Company has the right to grant sublicenses under the foregoing licensed rights, subject to certain restrictions.

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

License Agreement

In the second quarter of 2025, the Company entered into an agreement with a third party to obtain an exclusive license for certain patents and intellectual property related to avutometinib and defactinib (the “License Agreement”). This agreement covers one of the four patent families that the Company has exclusively licensed and are owned by either Chugai or the third party. Pursuant to the License Agreement, the Company paid $2.1 million during the year ended December 31, 2025 and is further obligated to pay up to $2.3 million upon achievement of certain milestones. The Company recorded $2.1 million within intangible assets related to these payments on the condensed consolidated balance sheets. The future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved.

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

The Company made an upfront payment of $2.0 million to GenFleet in September 2023 and will provide $1.5 million of research support over the first three years of the GenFleet Agreement. In addition, pursuant to the GenFleet Agreement, upon achievement of certain milestones, and upon the Company exercising its GenFleet Options, GenFleet will be entitled to receive payments of up to $622.0 million, inclusive of (i) up to $154.0 million upon achievement of certain development and commercialization milestones, (ii) up to $450.0 million upon achievement of certain sales milestones, and (iii) up to $18.0 million upon exercise of all three GenFleet Options. The Company paid GenFleet a $3.0 million milestone during the year ended December 31, 2024 upon GenFleet achieving a development milestone. The Company has also agreed to pay GenFleet royalties on net sales of licensed products in the Territory ranging from the mid to high single digits.

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

The Company expensed the $6.0 million Option exercise fee when paid in January 2025, as research and development expense in the condensed consolidated statements of operations and comprehensive loss. Other future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved. If the Company elects to exercise further GenFleet Options, the related payment will be recognized if and when each respective GenFleet Option is elected.

Secura Bio

On August 10, 2020, the Company and Secura Bio signed an Asset Purchase Agreement (“the Secura APA”) and on September 30, 2020, the transaction closed.

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

The Company has determined that the upfront payment of $70.0 million, future potential milestone payments and royalties, including from Secura’s sublicensees should be allocated to the delivery of the Bundled Secura Performance Obligation.

During the three months ended March 31, 2026, the Company has not recognized any revenue associated with the Secura APA. The Company determined all future potential milestones and royalties were excluded from the transaction price, as all other milestone amounts were fully constrained under applicable accounting guidance as of March 31, 2026. As part of the Company’s evaluation of the constraint, the Company considered several factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for an extended period of time.

19. Income taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2026 or 2025, due to the expected loss before income taxes to be incurred for the years ended December 31, 2026 and 2025, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

20. Commitments and contingencies

The Company entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts. Please refer to Note 11. Leases for further details regarding the minimum aggregate future lease commitments as of March 31, 2026. In conjunction with the execution of the February 2018 Amended Lease Agreement, November 2024 Amended Lease Agreement, and March 2026 Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of March 31, 2026. The amount is included in non-current restricted cash on the consolidated balance sheets as of March 31, 2026.

As of March 31, 2026, the Company has committed to spend approximately $39.7 million under the IQVIA Master Services Agreement which the Company expects to incur in the next two to three years. As of March 31, 2026, approximately $10.3 million of this commitment is included within vendor financing arrangements, accrued expenses, and accounts payable on the condensed balance sheet. Pursuant to the terms of various other agreements, the Company may be required to pay various development, regulatory and commercial milestones. In addition, the Company may be required to pay significant royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025. Please also refer to the sections under headings “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025.

OVERVIEW

We are a biopharmaceutical company committed to developing and commercializing new medicines to improve the lives of patients diagnosed with challenging RAS/MAPK pathway-driven cancers. We market AVMAPKI FAKZYNJA CO-PACK (avutometinib capsules; defactinib tablets) in the United States (“U.S.”), the first treatment specifically FDA-approved for adults with KRAS-mutated recurrent LGSOC who have received prior systemic therapy.

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

COMMERCIAL PRODUCTS

AVMAPKI FAKZYNJA CO-PACK

AVMAPKI FAKZYNJA CO-PACK is the first treatment specifically approved by the FDA for adults with KRAS-mutated recurrent LGSOC who have received prior systemic therapy. AVMAPKI (avutometinib) inhibits MEK kinase activity while also blocking the compensatory reactivation of MEK by upstream RAF. RAF and MEK proteins are regulators of the RAS/RAF/MEK/ERK (MAPK) pathway. Blocking RAF and/or MEK activates FAK, a key mediator of drug resistance. FAKZYNJA (defactinib) is a FAK inhibitor and together, the avutometinib and defactinib combination was designed to provide a more complete blockade of the signaling that drives the growth and drug resistance of RAS/MAPK pathway-dependent tumors.

The combination is being evaluated in an ongoing international Phase 3 trial, RAMP 301, in recurrent LGSOC with or without a KRAS mutation. The trial was fully enrolled, as of December 2025, and will serve as a confirmatory study for the initial indication and has the potential to expand the indication regardless of KRAS mutation status. The results will also be leveraged for potential geographic expansion.

➢	In April 2026, we announced new two-year median follow up data from the Phase 2 RAMP 201 trial that demonstrated durable benefit of avutometinib plus defactinib across both KRAS-mutant and KRAS wild-type recurrent LGSOC patients, with discontinuation rates consistent with the primary analysis, presented at the Society of Gynecologic Oncology 2026 annual meeting on women’s cancers. A new exposure-response analysis further demonstrated that the approved dose and schedule of avutometinib plus defactinib achieve the optimal therapeutic effect.

CLINICAL PIPELINE

VS-7375, an Oral KRAS G12D (ON/OFF) Inhibitor

VS-7375 is a potential best-in-class, potent, and selective oral KRAS G12D dual ON/OFF inhibitor. VS-7375 has a differentiated profile compared to other RAS inhibitors. Based on preclinical data, VS-7375 offers dual, potent inhibition of both ON and OFF states of KRAS G12D. We believe this correlates with better in vivo efficacy and durability versus ON-only RAS inhibitors. VS-7375 has demonstrated a high affinity for KRAS G12D with long residence time (18-24 hours) in preclinical models. We believe this correlates with a more rapid and durable suppression of pERK signaling (which controls growth and cell survival) when compared to other ON-only KRAS G12D inhibitors in tumor cell lines. The selective inhibition of VS-7375 to KRAS G12D has shown, in preclinical models, to spare T cell proliferation to maintain a normal healthy immune response, versus a RAS-multi-inhibitor which impairs T cell proliferation at increasing concentrations of drug. The once daily oral dosing of VS-7375 achieves exposures corresponding to maximal tumor regressions across preclinical models for pancreatic, lung and colorectal cancers. Verastem announced in April 2025 that the U.S. Investigational New Drug (IND) application for (VS-7375-101) was cleared, and initiated a Phase 1/2 clinical trial in June 2025 in patients with advanced KRAS G12D mutant solid tumors, including pancreatic ductal adenocarcinoma (“PDAC”), non-small cell lung cancer (“NSCLC”) and colorectal cancer (“CRC”).

In the Phase 1/2 study the Company cleared multiple monotherapy dose levels with no dose-limiting toxicities (DLTs) and no major toxicities and continues to dose-escalate. The Company also cleared multiple dose levels in combination with cetuximab with no DLTs and higher doses are being evaluated. The Company continues to enroll patients across various cohorts in the Phase 1/2 study. Following recent feedback from the FDA, the Company is amending its Phase 1/2 trial protocol to separate out disease-specific Phase 2 registration-directed trials for KRAS G12D mutated 2L PDAC, 2L/3L NSCLC and 2L+ CRC.

➢	In April 2026 we branded the trials as the VS-7375 TARGET-D Clinical Trial Program. In the ongoing TARGET-D 101 (VS-7375-101) Phase 1/2 dose escalation, dose expansion and combination-evaluation trial, we are now evaluating the 1200 mg daily dose (“QD”). We are also evaluating VS-7375 at 900 mg QD in combination with cetuximab. We expect to finish enrollment across the various expansion cohorts and combination cohorts with chemotherapies in the near term. In addition, we shared updated pharmacokinetic (“PK”) data that showed the 900 mg QD dose achieves target plasma levels of VS-7375 and provides clear separation from the 600 mg QD dose.
➢	We have initiated three Phase 2 registration-directed trials, including:
1.	TARGET-D 201 to evaluate VS-7375 at the 900 mg QD both as monotherapy and in combination with cetuximab in patients with second-line PDAC. The study is also evaluating VS-7375 and cetuximab in the first-line PDAC setting.
2.	TARGET-D 202 to evaluate VS-7375 at the 900 mg QD in patients with advanced NSCLC who have received one-to-two prior lines of therapy. A final dose will be selected to evaluate VS-7375 in more patients, based on additional data from the TARGET-D 101 trial, which is currently evaluating VS-7375 at 600 mg QD in NSCLC. The study is also evaluating VS-7375 in patients with asymptomatic untreated NSCLC with brain metastasis.
3.	TARGET-D 203 to evaluate VS-7375 at 900 mg QD as both monotherapy and in combination with EGFR inhibitors, including cetuximab or panitumumab, and chemotherapy in patients with metastatic CRC.
➢	In March 2026, we announced that several late-breaking and regular abstracts were selected for presentation at the American Associate for Cancer Research (“AACR”) Annual Meeting. The abstracts included preclinical data demonstrating tumor regressions with VS-7375 in combination with PRMT5 inhibition in MTAP-deleted KRAS G12D-mutant pancreatic cancer and when compared to ON-only KRAS G12D inhibitors.
➢	In March 2026, we reported an update on our VS-7375 clinical program, highlighting progress with our dose-escalation and dose-expansion trial, TARGET-D 101, a PK analysis, and a safety update, which demonstrated VS-

7375 was generally well-tolerated across all monotherapy dose levels evaluated to date. Patients (n=23) receiving VS-7375 at either 400 mg QD, 600 mg QD or 900 mg QD with a mean duration of therapy of 1.6 months (0.7-5.6), reported no drug related liver function test abnormalities. As of the January 30, 2026 data cutoff, there was no drug-related neutropenia greater than Grade 2 and rates of nausea, vomiting and diarrhea remained lower than those reported by our partner in China. We also reported that the FDA requested the Company develop separate Phase 2 trial protocols for their trials in PDAC, NSCLC and CRC, where we are seeking marketing authorization.

GENFLEET THERAPEUTICS (SHANGHAI), Inc

We shared multiple updates from GenFleet Therapeutics, our partner developing VS-7375, known as GFH375, in China.

➢	In April 2026, GenFleet announced that GFH375 was granted Breakthrough Therapy Designation (“BTD”) in China for patients with KRAS G12D-mutated metastatic pancreatic cancer who have received at least one prior systemic therapy.
➢	In March 2026, GenFleet announced that GFH375 was granted BTD in China for patients with KRAS G12D-mutated NSCLC who have received prior systemic therapy.

FINANCIAL OPERATIONS OVERVIEW

As of March 31, 2026, we had an accumulated deficit of $1,201.6 million. Our net loss was $36.6 million and $52.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had cash, cash equivalents, and investments of $181.7 million. In accordance with applicable accounting standards, we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within twelve months after the date of the issuance of these condensed consolidated financial statements.

In our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 4, 2026, we disclosed that our existing cash resources, including proceeds from exercise of warrants in January 2026, along with revenue we expected to generate from sales of AVMAPKI FAKZYNJA CO-PACK, was expected to be sufficient to fund our planned operations through twelve months from the date of issuance of those consolidated financial statements. As of March 4, 2026, our liquidity analysis excluded projected expenses for the Phase 2 studies entitled TARGET-D 201, TARGET-D 202, and TARGET-D 203, as we had not yet formally committed to the spend for those studies. Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, we initiated TARGET-D-201, TARGET-D 202, and TARGET-D 203, resulting in a significant increase in projected research and development expenses. Consequently, the significant increase in costs we now expect to incur raises substantial doubt about our ability to continue as a going concern within the twelve months after the date of the issuance of these consolidated financial statements.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025, related to revenue recognition, accrued and prepaid research and development expenses, stock-based compensation and fair value of notes.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2026 and 2025

	Three months ended March 31,
	(dollar amounts in thousands)
	2026	2025	Change	% Change
Revenue:
Product revenue, net	$18,671	$—	18,671	N/M
Total revenue	18,671	—	18,671	N/M
Operating expenses:
Cost of sales - product	2,772	—	2,772	N/M
Cost of sales - intangible amortization	279	—	279	N/M
Research and development	38,218	29,152	9,066	31%
Selling, general and administrative	22,299	15,022	7,277	48%
Total operating expenses	63,568	44,174	19,394	44%
Loss from operations	(44,897)	(44,174)	(723)	(2)%
Other expense	(61)	(40)	(21)	(53)%
Interest income	1,297	960	337	35%
Interest expense	(382)	(192)	(190)	(99)%
Loss on debt extinguishment	—	(1,826)	1,826	100%
Change in fair value of warrant liability	9,323	(2,416)	11,739	486%
Change in fair value of Notes	(1,871)	(4,415)	2,544	58%
Net loss	$(36,591)	$(52,103)	$15,512	30%

“N/M” - Percentage change is not meaningful (N/M) where the prior period amount is zero or not comparable.”

Product Revenue, Net.

We began commercial sales of AVMAPKI FAKZYNJA CO-PACK within the United States in May 2025, following receipt of FDA marketing approval on May 8, 2025. For the three months ended March 31, 2026 (the “2026 Quarter”) we recorded approximately $18.7 million of net product revenue. We did not recognize any product revenue during the three months ended March 31, 2025 (the “2025 Quarter”).

Costs of sales – product.

Costs of sales – product for the 2026 Quarter of approximately $2.8 million consisted of costs associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK, royalties owed on such sales, and certain period costs including inventory write downs. The Company began capitalizing inventory upon receiving FDA approval for AVMAPKI FAKZYNJA CO-PACK on May 8, 2025. Prior to the FDA approval of AVMAPKI FAKZYNJA CO-PACK, expenses associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK were recorded as research and development expense. Certain costs of AVMAPKI FAKZYNJA CO-PACK units recognized as revenue during the 2026 Quarter, or approximately $0.1 million, were expensed prior to obtaining regulatory approval, therefore, are not included in cost of sales – product during this period. We expect cost of sales - product to increase in relation to product revenues as we deplete these inventories. We did not recognize any cost of sales – product during the 2025 Quarter.

Costs of sales – intangible amortization.

Cost of sales – intangible amortization for the 2026 Quarter of approximately $0.3 million was related to finite-lived intangible assets related to AVMAPKI FAKZYNJA CO-PACK which we recognized and began amortizing during the second quarter of 2025. We did not recognize any cost of sales – intangible amortization for the 2025 Quarter.

Research and development expense.

Research and development expense for the 2026 Quarter was $38.2 million, compared to $29.2 million for the 2025 Quarter. The $9.1 million increase was primarily driven by a $4.7 million increase in investigator fees, a $3.7 million increase in drug substance and drug product manufacturing costs, a $3.1 million increase in clinical supply costs, a $2.7 million increase in contract research organization (“CRO”) costs, and a $1.9 million increase in personnel costs, including stock-based compensation. These increases were partially offset by a $6.0 million decrease in license fees, reflecting an Option exercise fee payment made during the 2025 Quarter pursuant to the GenFleet Agreement, and a $1.0 million decrease in consulting expenses.

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

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the 2026 Quarter and the 2025 Quarter.

	Three months ended March 31,
	2026	2025	Change

	(in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib - LGSOC	$9,145	$8,153	$992
Avutometinib + defactinib - NSCLC	1,331	1,225	106
Avutometinib + defactinib - pancreatic cancer	787	969	(182)
Avutometinib + defactinib - other indications	435	481	(46)
Avutometinib and defactinib manufacturing and non-clinical trial specific	2,186	3,127	(941)
GenFleet / VS-7375	14,829	7,581	7,248
Unallocated costs
Personnel costs, excluding stock-based compensation	6,189	4,478	1,711
Stock-based compensation expense	590	598	(8)
Other unallocated expenses	2,726	2,540	186
Total research and development expense	$38,218	$29,152	$9,066

The $1.0 million increase in avutometinib + defactinib – LGSOC was primarily driven by an increase in RAMP 301 trial costs as the study continues to advance and enroll more patients. The $0.9 million decrease in avutometinib and defactinib manufacturing and non-clinical trial specific expenses was primarily driven by decreases in drug substance costs, drug product costs and consulting costs. The $7.2 million increase in GenFleet and VS-7375 related expenses was primarily driven by increased drug substance, drug product, CRO and trial specific investigator costs for the 7375-101 study, partially offset by the $6.0 million Option exercise fee incurred to license VS-7375 in the 2025 Quarter pursuant to the GenFleet Agreement. The $1.7 million increase in personnel costs is driven by increased headcount.

Selling, general and administrative expense

Selling, general and administrative expense for the 2026 Quarter was $22.3 million compared to $15.0 million for the 2025 Quarter. The $7.3 million increase was primarily driven by a $4.7 million increase in personnel costs, including non cash based stock-based compensation expense, a $2.2 million increase in commercial operations expenses, a $0.9 million increase in travel and conferences and other general and administrative expenses, and a $0.3 million increase in consulting and professional fees. These increases were partially offset by a $0.8 million decrease in financing fees related to the Note Purchase Agreement incurred in the 2025 Quarter.

Other expense

Other expense for the 2026 Quarter was less than $0.1 million compared to $0.1 million for the 2025 Quarter. Other expense for the 2026 Quarter and 2025 Quarter was comprised of transaction losses due to changes in foreign currency exchange rates.

Interest income

Interest income for the 2026 Quarter was $1.3 million, compared to $1.0 million for the 2025 Quarter. The $0.3 million increase was primarily driven by higher balances of cash equivalents during the 2026 Quarter compared to the 2025 Quarter.

Interest expense

Interest expense for the 2026 Quarter was $0.4 million compared to $0.2 million for the 2025 Quarter. The $0.2 million increase from the 2025 Quarter was primarily driven by interest expense incurred as part of the vendor financing arrangement resulting in an increase of interest expense recorded in the 2026 Quarter.

Change in fair value of warrant liability

The change in fair value of the warrant liability was $9.3 million income for the 2026 Quarter compared to $2.4 million expense for the 2025 Quarter. The $9.3 million income for the 2026 Quarter and $2.4 million expense for the 2025 Quarter was comprised of the mark-to-market adjustment for the liability classified Warrants issued as part of the July 2024 Offering. The liability classified warrants decreased in value from December 31, 2025 to when 8,391,666 Warrants were exercised in January 2025 primarily driven by a reduction our stock price and the expiration of 37,500 Warrants, resulting in $9.3 million income during the 2026 Quarter. The liability classified warrants increased in value from December 31, 2024 to when 1,166,666 Warrants were exercised in March 2025 and March 31, 2025 primarily driven by an increase in our stock price, resulting in a $2.4 million expense during the 2025 Quarter.

Change in fair value of Notes

The change in fair value of Notes was $1.9 million for the 2026 Quarter compared to $4.4 million during the 2025 Quarter. We elected the fair value option for the Notes and therefore changes in fair value, including interest, other than changes that are directly attributable to instrument specific credit risk are recorded as change in fair value of Notes in the condensed statements of operations and comprehensive loss. The decrease in change in fair value in the 2026 Quarter is a result of the 2025 Quarter change in fair value being higher due to the revaluation of the note from its notional value to its fair value following issuance of the Notes in January 2025.

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

As of March 31, 2026, we had $181.7 million in cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, government bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 4, 2026, and under “Risk Factors” in this Quarterly Report on Form 10-Q.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2026 Quarter and the 2025 Quarter (in thousands):

	Three months ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(52,116)	$(38,676)
Investing activities	(16,015)	—
Financing activities	28,692	67,427
Decrease in cash, cash equivalents and restricted cash	$(39,439)	$28,751

Operating activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges and adjustments was $43.5 million and $42.9 million for the 2026 Quarter and the 2025 Quarter, respectively. Non-cash charges and adjustments for the 2026 Quarter were primarily related to the change in fair value of warrant liability and stock-based compensation expense. Non-cash charges and adjustments for the 2025 Quarter were primarily related to non-cash changes in fair value of the Notes, the change in fair value of warrant liability, loss on debt extinguishment and stock-based compensation expense.

Our cash outflow from operating activities due to changes in operating assets and liabilities was $8.6 million for the 2026 Quarter, primarily driven by a $3.1 million decrease in accrued expenses and other liabilities, $2.8 million decrease in accounts payable, a $1.3 million increase in accounts receivable, a $0.9 million increase in prepaid expenses, other current assets and other assets, and $0.5 million increase in inventory. Our cash inflow from operating activities due to changes in operating assets and liabilities was $4.3 million for the 2025 Quarter. Cash inflow due to changes in operating assets and liabilities for the 2025 Quarter was primarily driven by an increase of $3.2 million in accounts payable and an increase of $2.7 million in accrued expense and other liabilities, partially offset by an increase of $1.6 million in prepaid expenses, other current assets and other assets. Cash used in operating activities was $52.1 million and $38.7 million for the 2026 Quarter and the 2025 Quarter, respectively.

Investing activities

The cash used in investing activities for the 2026 Quarter relates to the purchase of investments of $16.0 million. There were no cash inflows or outflows related to investing activities during the 2025 Quarter.

Financing activities

The cash provided by financing activities for the 2026 Period represents $29.4 million of proceeds from the exercise of Warrants, $0.7 million of proceeds received from insurance premium financing, and less than $0.1 million of proceeds received from exercise of stock options and employee stock purchase program, partially offset by the $1.3 million repayment of our vendor financing arrangement, and $0.2 million of payments for insurance premium financing. The cash provided by financing activities for the 2025 Quarter represents $75.0 million of proceeds received pursuant to the Note Purchase Agreement, $22.7 million of proceeds received under the August 2021 ATM, $7.4 million of proceeds received pursuant to the Stock Purchase Agreement, $4.1 million of proceeds from the exercise of Warrants, $1.2 million of proceeds received from insurance premium financing, and less than $0.1 million of proceeds received related to our employee stock purchase plan, partially offset by the $42.6 million repayment of our Loan Agreement, and $0.4 million of payments for insurance premium financing. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the Note Purchase Agreement and Loan Agreement; Note 15. Capital Stock to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the 2025 Private Placement, the Note Purchase Agreement, and the Warrants; Note 12. Notes Payable to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the finance agreement with First Insurance related to insurance premium financing and the monthly payments of principal and interest related thereto; Note 13. Vendor Financing Arrangement to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the vendor finance agreement with IQVIA related to the master service agreement.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2025. Except as previously disclosed in the Company’s subsequent filings with the SEC, including this Quarterly Report on Form 10-Q, there have not been any material changes from the contractual obligations and commitments previously disclosed in such report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $181.7 million as of March 31, 2026, consisting of cash and U.S. Government money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2026, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of March 31, 2026, we have borrowed $75.0 million under the Note Purchase Agreement. The Notes under the Note Purchase Agreement bear interest at a floating rate equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, which is subject to an overall floor and cap. Changes in interest rates can cause interest charges to fluctuate under the Note Purchase Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three months ended March 31, 2026 due to the overall interest rate floor and cap.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on March 4, 2026.

➢	We will require additional financing to execute our operating plan and continue to operate as a going concern.

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the condensed consolidated financial statements are issued. We believe that we may have sufficient funds to meet its obligations within the next 12 months from the issuance of these financial statements. However, this belief relies on the achievement of certain mitigation efforts. The analysis under ASC 205-40, initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Additionally, we have had historical losses from operations and anticipate that we may continue to incur losses as we continue the commercialization of AVMAPKI FAKZYNJA CO-PACK and the research and development of our product candidates. Accordingly, these uncertainties and risk factors meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our condensed consolidated financial statements. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials. Because we continue to experience net operating losses (“NOL”), our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including increasing our net product revenues, obtaining additional capital from the sale of our securities or assets, achieving milestones for additional drawdowns under our Note Purchase Agreement or obtain loans from financial institutions, or entering into additional partnership arrangements. There can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our commercial efforts for AVMAPKI FAKZYNJA CO-PACK or our other research and development activities for our product candidates, or ultimately not be able to continue as a going concern.

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

4.1		Form of Pre-Funded Warrant to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 25, 2024).
4.2		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 25, 2025)
4.3		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 17, 2025)
10.1

Amendment Number Two to Note Purchase Agreement, dated as of March 2, 2026 by and among Verastem, Inc., RGCM SA LLC, Oberland Capital Management LLC and certain funds managed by Oberland Capital Management LLC. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed by the Registrant on March 4, 2026).

10.2	*	Third Amendment of Lease Agreement, dated March 12, 2026, between the Registrant and 117 Kendrick DE, LLC.
31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*

Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on May 7, 2026 (furnished herewith).
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Current Report on form 10-Q, formatted in Inline XBRL

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

VERASTEM, INC.
Date: May 7, 2026	By:	/s/ DANIEL W. PATERSON

Daniel W. Paterson
President and Chief Executive Officer
(Principal executive officer)

Date: May 7, 2026	By:	/s/ DANIEL CALKINS

Daniel Calkins
Chief Financial Officer
(Principal financial and accounting officer)