Form 10-Q
period 2026-06-30
Verastem, Inc.
filed 2026-08-06
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
OR
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

As of August 3, 2026 there were 90,563,441 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “believe,” “estimate,” “forecast,” “goal,” “potentially,” “project,” and other words of similar meaning. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our strategy, future operations, future financial position, including our ability to continue as a going concern through one year from the date of the financial statements for the quarter ended June 30, 2026, future revenues, projected costs, prospects, plans and objectives of management. Such statements relate to, among other things, the commercial success of our marketed product AVMAPKI® FAKZYNJA® CO-PACK (avutometinib capsules; defactinib tablets), the development and activity of our programs and product candidates, avutometinib (rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) program), defactinib (focal adhesion kinase (“FAK”) program), and VS-7375 (a selective oral KRAS G12D dual ON/OFF inhibitor), the structure and potential clinical value of our completed, planned and pending clinical trials, including the RAMP 201, RAMP 201J, RAMP 205, RAMP 301 TARGET-D 101, TARGET-D 201, TARGET-D 202, AND TARGET-D 203; the timing of commencing and completing trials, including topline data reports, our interactions with regulators; the timeline and indications for clinical development, regulatory submissions and the potential for and timing of commercialization of our product candidates; the potential for additional development programs involving our lead compound and the potential market opportunities thereof; the expected outcome and benefits of our collaboration with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”) and the estimated addressable markets for, and anticipated market opportunities of our drug candidates.

Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statement. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the success in the development and potential commercialization of our product candidates; the uncertainties inherent in research and development, such as negative or unexpected results of clinical trials; the occurrence or timing of applications for our product candidates that may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve applications that may be filed for our product candidates and, if approved, whether our product candidates will be commercially successful in such jurisdictions; the impact of current and future healthcare reforms, including those affecting the delivery of or payment for healthcare products and services; our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding trial design, labeling and other matters that could affect the timing, availability or commercial potential of our product candidates; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be representative of more mature data or predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; actions or advice of regulatory agencies to maintain regulatory approval of AVMAPKI FAKZYNJA CO-PACK; that the market opportunities of AVMAPKI FAKZYNJA CO-PACK are based on internal and third-party estimates which may prove to be incorrect; that third-party payors (including government agencies) may not reimburse; the Company’s proforma cash position; uncertainties related to the regulatory and policy actions proposed and enacted by the current U.S. presidential administration that may adversely affect our business; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that our marketed products and product candidates may cause adverse safety events and/or unexpected concerns may arise from additional data or analysis, or result in unmanageable safety profiles as compared to their levels of efficacy; that we may be unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so; that we may not be able to confirm the results from the RAMP 201 study or expand the approved indication for AVMAPKI FAKZYNJA CO-PACK; that our product candidates may experience manufacturing or supply interruptions or failures; that any of our third-party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on may fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for our product candidates; that the development and commercialization of our product candidates may take longer or cost more than planned, including as a result of conducting additional studies or our decisions regarding execution of such commercialization; that we may not have sufficient cash to fund our contemplated operations, including certain of our product development programs; that we may not attract and retain high quality personnel; that we or Pfizer, Inc. (“Pfizer”) may fail to fully perform under the license agreement covering certain Pfizer FAK inhibitors, including defactinib; that we or Chugai Pharmaceutical, Co. Ltd. (“Chugai”) may fail to fully perform under the avutometinib license agreement; that we or Secura Bio, Inc. (“Secura”) may fail to fully perform under the asset purchase agreement with Secura, including in relation to milestone payments; that we may not see a return on investment on the payments we have and may continue to make pursuant to the collaboration and option agreement with GenFleet or that GenFleet may fail to fully perform under the agreement; that we may not be able to establish new or expand on existing collaborations or partnerships, including with respect to in-licensing of our product candidates, on favorable terms, or at all; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we may not satisfy the closing conditions to receive $50.0 million from our non-dilutive royalty financing arrangement with Oberland Capital; that we may not pursue or submit regulatory filings for our product candidates; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified under the heading “Risk Factors” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 4, 2026, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$136,353	$204,990
Accounts receivable, net	28,874	8,813
Inventory	2,396	1,833
Grant receivable	200	200
Prepaid expenses and other current assets	8,332	7,577
Total current assets	176,155	223,413
Right-of-use asset, net	2,625	491
Restricted cash	241	—
Intangible assets, net	15,867	16,426
Other assets	11,623	6,112
Total assets	$206,511	$246,442
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,999	$12,448
Accrued expenses, short-term	54,196	53,981
Note payable	214	—
Vendor financing arrangement, short-term	5,228	5,304
Lease liability, short-term	493	535
Total current liabilities	78,130	72,268
Non-current liabilities:
Long-term debt	73,774	76,330
Vendor financing arrangement, long-term	2,500	5,000
Lease liability, long-term	2,121	—
Warrant liability	—	35,647
Total liabilities	156,525	189,245
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, 0 shares issued and outstanding at June 30, 2026 and at December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 90,482 and 77,740 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	9	8
Additional paid-in capital	1,278,196	1,216,958
Accumulated other comprehensive income	8,043	5,229
Accumulated deficit	(1,236,262)	(1,164,998)
Total stockholders’ equity	49,986	57,197
Total liabilities and stockholders’ equity	$206,511	$246,442

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$25,078	$2,137	$43,749	$2,137
Sale of COPIKTRA license and related assets	15,000	—	15,000	—
Total revenue	40,078	2,137	58,749	2,137
Operating expenses:
Cost of sales - product	3,762	318	6,532	318
Cost of sales - intangible amortization	279	128	559	128
Research and development	41,338	24,786	79,555	53,938
Selling, general and administrative	27,409	20,669	49,709	35,692
Total operating expenses	72,788	45,901	136,355	90,076
Loss from operations	(32,710)	(43,764)	(77,606)	(87,939)
Other expense	(52)	(110)	(113)	(149)
Interest income	1,108	822	2,405	1,782
Interest expense	(360)	(212)	(743)	(404)
Loss on debt extinguishment	—	—	—	(1,826)
Change in fair value of warrant liability	—	20,320	9,323	17,904
Change in fair value of Notes	(1,843)	(2,990)	(3,714)	(7,405)
Net loss before taxes	(33,857)	(25,934)	(70,448)	(78,037)
Income tax expense	(816)	—	(816)	—
Net loss	$(34,673)	$(25,934)	$(71,264)	$(78,037)
Net loss per share—basic	$(0.35)	$(0.39)	$(0.72)	$(1.30)
Net loss per share—diluted	$(0.35)	$(0.62)	$(0.81)	$(1.41)

Weighted average common shares outstanding used in computing net loss per share—basic	100,116	66,143	99,209	60,191
Weighted average common shares outstanding used in computing net loss per share—diluted	100,116	74,037	99,634	68,182

Net loss	$(34,673)	$(25,934)	$(71,264)	$(78,037)
Unrealized gain on available-for-sale securities	7	—	—	—
Change in fair value of Notes attributable to instrument specific credit risk	(582)	1,349	2,814	(5,290)
Comprehensive loss	$(35,248)	$(24,585)	$(68,450)	$(83,327)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	(deficit)	equity
Balance at December 31, 2025	77,739,712	8	1,216,958	5,229	(1,164,998)	$57,197
Net Loss	—	—	—	—	(36,591)	(36,591)
Change in fair value of long-term debt attributable to instrument specific credit risk	—	—	—	3,396	—	3,396
Stock-based compensation expense	—	—	2,046	—	—	2,046
Issuance of common stock under Employee Stock Purchase Plan	10,240	—	38	—	—	38
Issuance of common stock resulting from vesting of restricted stock units	271,866	—	—	—	—	—
Issuance of common stock upon exercise of options	1,000	—	4	—	—	4
Issuance of common stock upon exercise of warrants	8,391,666	1	55,693	—	—	55,694
Issuance of common stock upon exercise of pre-funded warrants	1,428,571	—	—	—	—	—
Unrealized loss on available for sale securities	—	—	—	(7)	—	(7)
Balance at March 31, 2026	87,843,055	$9	$1,274,739	$8,618	$(1,201,589)	$81,777
Net Loss	—	—	—	—	(34,673)	(34,673)
Change in fair value of long-term debt attributable to instrument specific credit risk	—	—	—	(582)	—	(582)
Stock-based compensation expense	—	—	3,430	—	—	3,430
Issuance of common stock resulting from vesting of restricted stock units	129,847	—	—	—	—	—
Issuance of common stock upon exercise of options	9,375	—	27	—	—	27
Issuance of common stock upon exercise of pre-funded warrants	2,499,338	—	—	—	—	—
Unrealized gain on available for sale securities	—	—	—	7	—	7
Balance at June 30, 2026	90,481,615	$9	$1,278,196	$8,043	$(1,236,262)	$49,986

						Accumulated
					Additional	other		Total
	Series A Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income	(deficit)	equity (deficit)
Balance at December 31, 2024	1,000,000	$—	44,784,350	$4	$926,630	$—	$(955,527)	$(28,893)
Net loss	—	—	—	—	—	—	(52,103)	(52,103)
Issuance of common stock resulting from vesting of restricted stock units	—	—	114,010	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,788	—	—	1,788
Change in fair value of Notes attributable to instrument specific credit risk	—	—	—	—	—	6,639	—	6,639
Issuance of common stock resulting from at-the-market transactions	—	—	4,000,000	1	22,735	—	—	22,736
Issuance of common stock, net of issuance costs of $74K	—	—	1,416,939	—	7,426	—	—	7,426
Issuance of common stock upon exercise of warrants	—	—	1,166,666	—	9,952	—	—	9,952
Issuance of common stock under Employee Stock Purchase Plan	—	—	8,033	—	22	—	—	22
Balance at March 31, 2025	1,000,000	$—	51,489,998	$5	$968,553	$6,639	$(1,007,630)	$(32,433)
Net loss	—	—	—	—	—	—	(25,934)	(25,934)
Issuance of common stock resulting from vesting of restricted stock units			483,644	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,413	—	—	3,413
Change in fair value of Notes attributable to instrument specific credit risk	—	—	—	—	—	(1,349)	—	(1,349)
Issuance of common stock upon exercise of warrants	—	—	2,787,499	—	22,426	—	—	22,426
Issuance of common stock upon exercise of pre-funded warrants	—	—	2,499,665	—	—	—	—	—
Issuance of common stock upon conversion of Series A Preferred Stock	(1,000,000)	—	833,332	—	—	—	—	—
Issuance of common stock, and pre-funded warrants, net of issuance cost of $5,072	—	—	3,429,287	1	69,932	—	—	69,933
Balance at June 30, 2025	—	—	61,523,425	$6	$1,064,324	$5,290	$(1,033,564)	$36,056

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2026	2025
Operating activities
Net loss	$(71,264)	$(78,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	10
Amortization of acquired intangible assets	559	128
Non-cash operating lease cost	(55)	(44)
Stock-based compensation expense	5,476	5,201
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	(235)	29
Change in fair value of warrant liability	(9,323)	(17,904)
Non-cash change in fair value of Notes	258	4,565
Loss on debt extinguishment	—	1,826
Changes in operating assets and liabilities:
Accounts receivable, net	(20,061)	(2,076)
Inventory	(563)	(1,168)
Prepaid expenses, other current assets and other assets	(6,507)	(795)
Accounts payable	5,551	4,021
Accrued expenses and other liabilities	139	6,641
Accrued expenses, long term	—	6,264
Net cash used in operating activities	(96,025)	(71,339)
Investing activities
Purchases of investments	(16,015)	—
Maturities of investments	16,250	—
Net cash provided by investing activities	235	—
Financing activities
Proceeds from the issuance of common stock and pre-funded warrants, net	—	100,095
Repayment of vendor financing arrangement	(2,500)	—
Proceeds from exercise of warrants	29,371	13,840
Proceeds from long-term debt	—	75,000
Repayment of long-term debt	—	(42,580)
Proceeds from insurance premium financing	736	1,180
Payments on insurance premium financing	(522)	(714)
Proceeds from the exercise of stock options and employee stock purchase program	68	22
Net cash provided by financing activities	27,153	146,843
(Decrease) increase in cash, cash equivalents and restricted cash	(68,637)	75,504
Cash, cash equivalents and restricted cash at beginning of period	205,231	89,059
Cash, cash equivalents and restricted cash at end of period	$136,594	$164,563
Supplemental disclosure of non-cash investing and financing activities
Conversion of warrant liability into additional paid-in capital upon warrant exercise	26,324	18,538
Right of use assets obtained in exchange for operating lease liabilities	2,515	—

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the “Company”) is a biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with ras sarcoma (“RAS”)/ mitogen-activated protein kinase (“MAPK”) pathway-driven cancers. On May 8, 2025, the U.S. Food and Drug Administration (the “FDA”) approved AVMAPKI FAKZYNJA CO-PACK (avutometinib capsules; defactinib tablets) for the treatment of adult patients with Kirsten rat sarcoma viral oncogene homolog (“KRAS”) mutant (“KRAS mt”) recurrent low grade serous ovarian cancer (“LGSOC”) who received prior systemic therapy. The Company markets AVMAPKI FAKZYNJA CO-PACK in the United States. The Company’s pipeline is focused on novel small molecule drugs that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including RAF/MEK inhibition, FAK inhibition and KRAS G12D inhibition.

The condensed consolidated financial statements include the accounts of Verastem Securities Company and Verastem Europe GmbH, wholly-owned subsidiaries of the Company. All financial information presented has been consolidated and includes the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company is subject to the risks associated with other life science companies, including, but not limited to, possible failure of preclinical testing or clinical trials, competitors developing new technological innovations, market acceptance and commercial success of AVMAPKI FAKZYNJA CO-PACK, or any of the Company’s product candidates following receipt of regulatory approval, inability to obtain marketing approval for additional indications or product candidates, protection of proprietary technology and the continued ability to obtain adequate financing to fund the Company’s future operations. If the Company does not successfully commercialize AVMAPKI FAKZYNJA CO-PACK or any of its other product candidates, it will be unable to generate sufficient product revenue or achieve profitability and may need to raise additional capital.

As of June 30, 2026, the Company had cash, cash equivalents, and investments of $136.4 million. In accordance with applicable accounting standards, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date of the issuance of these condensed consolidated financial statements. The Company anticipates that operating losses may continue for the foreseeable future and the Company continues to incur operating costs to execute its strategic plan, including costs related to research and development of its product candidates and commercial activities. As a result of the assessment in accordance with the applicable accounting standards, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months after the date the condensed consolidated financial statements are issued.

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, or any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 4, 2026.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the six months ended June 30, 2026, there were no material changes to the significant accounting policies.

Recently issued accounting standards updates

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on its condensed consolidated financial statements and related disclosures.

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

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash, cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of June 30, 2026, the Company’s cash, cash equivalents and investments were deposited at three financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of June 30, 2026 there were five customers that cumulatively comprised 100% of the Company’s trade accounts receivable balance and two customers that cumulatively accounted for more than 65% of the Company’s trade accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to ensure collectability of any trade accounts receivable balances are assured. Based on the Company’s latest assessment of the collectability of its accounts receivable, an allowance for credit loss is not deemed necessary at June 30, 2026.

For each of the three and the six months ended June 30, 2026, there were two customers who each individually accounted for greater than 10% of the Company’s product revenue, net. These two customers accounted for revenues of $21.3 million and $37.2 million for the three and six months ended June 30, 2026, respectively. In addition, for the three and six months ended June 30, 2026, the Company recognized $15.0 million of sale of COPIKTRA license and related assets revenue upon Secura achieving cumulative worldwide net sales of $200.0 million. Refer to Note 18. License, collaboration and commercial agreements for a detailed discussion of the Secura APA.

Proceeds from Grants

In May 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Action Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is supporting a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (Nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 trial is evaluating whether combining avutometinib (to target KRAS mutant, which is found in more than 90% of pancreatic adenocarcinomas) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with such pancreatic cancers. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the Company recognizes as expenses the related costs for which the grants are intended to compensate. Eligible expenses incurred in excess of grant payments received up to the total amount of the PanCAN Grant are recorded as a grant receivable. Through June 30, 2026, the Company has received $4.1 million of cash proceeds, which were initially recorded as deferred liabilities on the balance sheet. The Company did not record any proceeds as a reduction of research and development expense for the six months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026, and December 31, 2025, the Company recorded a grant receivable of $0.2 million related to the PanCAN Grant in the condensed consolidated and consolidated balance sheets.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$136,353	$204,990
Restricted cash	241	241
Total cash, cash equivalents and restricted cash	$136,594	$205,231

Amounts included in restricted cash as of June 30, 2026 and December 31, 2025 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. The letters of credit are included in non-current restricted cash as of June 30, 2026, and in prepaid expenses and other current assets on the condensed consolidated balance sheets as of December 31, 2025.

4. Fair value of financial instruments

The Company determines the fair value of its financial instruments based upon the fair value hierarchy, which prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the financial assets or liabilities and is not a measure of the credit quality. The hierarchy defines three levels of valuation inputs:

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2026
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$78,734	$78,734	$—	$—
Total financial assets	$78,734	$78,734	$—	$—
Financial liabilities
Notes	$73,774	$—	$—	$73,774
Total financial liabilities	$73,774	$—	$—	$73,774

	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$106,830	$106,830	$—	$—
Total financial assets	$106,830	$106,830	$—	$—
Financial liabilities
Warrant liability	$35,647	$—	$—	$35,647
Notes	$76,330	$—	$—	$76,330
Total financial liabilities	$111,977	$—	$—	$111,977

The Company’s financial assets consist of cash equivalents, including U.S. Government money market funds and short-term investments comprised of commercial paper. The financial assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2026, or December 31, 2025.

Warrant Liability

A warrant liability was recorded as a result of the July 2024 Offering (as defined herein) (see Note 15. Capital Stock). The fair value measurement of the warrant liability is classified as Level 3 under the fair value hierarchy. The fair value of the warrant liability at inception was determined using the Black-Scholes valuation model. The inputs to the Black-Scholes valuation model include the risk-free rate, stock price volatility, expected dividends and remaining term. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. During the first quarter of 2026, all outstanding Warrants were either exercised or expired. As a result, no Warrants remained outstanding as of June 30, 2026. The Company marked the warrant liability to fair value at the exercise date using the Black-Scholes model and reclassified the warrant liability to equity upon exercise. No further fair value measurements using the Black-Scholes model were required.

Below are the inputs used to value the warrant liability at December 31, 2025:

December 31, 2025
Risk-free interest rate	3.74%
Volatility	53%
Dividend yield	—
Remaining term (years)	0.1

The following table represents a reconciliation of the warrant liability (in thousands):

December 31, 2025	$35,647
Fair value of warrants exercised	(26,324)
Fair value adjustment	(9,323)
June 30, 2026	$—

Note Purchase Agreement

The fair value of the Notes pursuant to the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal, Repayment Amount, and Revenue Participation Payments (each as defined in the Note Purchase Agreement) (see Note 10. Debt). The fair value measurement is based on significant Level 3 unobservable inputs such as the probability and timing of Revenue Participation Payments, Repayment Amount, and the discount rate. The Company determined the fair value of the Notes utilizing a discounted cash flow model of estimated future payments including interest, principal, Repayment Amount and Revenue Participation Payments utilizing a discount rate calculated as the term matched risk-free rate plus credit spread. At December 31, 2025, the Company utilized a discount rate between 12.6% - 13.0% and at June 30, 2026, the Company utilized a discount rate between 13.9% - 14.2%. The fair value of the Notes at June 30, 2026 and December 31, 2025 was $73.8 million and $76.3 million, respectively. The fair value of the Notes as of June 30, 2026 and December 31, 2025 differed from the contractual principal amount of $75.0 million by ($1.2) million and $1.3 million, respectively. Significant increases or decreases in any of these inputs in isolation could result in a significantly lower or higher fair value measurement.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$136,594	$—	$—	$136,594
Total cash, cash equivalents & restricted cash	$136,594	$—	$—	$136,594

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$205,231	$—	$—	$205,231
Total cash, cash equivalents & restricted cash	$205,231	$—	$—	$205,231

There were no realized gains or losses on investments for the three or six months ended June 30, 2026 or June 30, 2025. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's investments. Accrued interest receivable of $0.1 million and $0.2 million is presented within prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. There were no debt securities in an unrealized loss position as of June 30, 2026 or December 31, 2025.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Accrued clinical trial expenses	$24,283	$14,338
Accrued milestone payments and royalties	3,698	11,767
Accrued compensation and related benefits	6,635	10,860
Accrued commercialization costs	6,956	8,205
Accrued contract manufacturing expenses	4,488	3,224
Accrued other research and development expenses	3,895	3,015
Accrued consulting fees	1,892	1,287
Accrued professional fees	798	793
Accrued other	1,551	492
Total accrued expenses	$54,196	$53,981

7. Product revenue reserves and allowances

Since 2025, the Company’s sole source of product revenue has been from sales of AVMAPKI FAKZYNJA CO-PACK in the United States. The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2026 (in thousands):

	Trade	Third Party Payer	Government
	discounts	chargebacks,	rebates and
	and	discounts	other
	allowances	and fees	incentives	Returns	Total
Balance at December 31, 2025	$236	$252	$3,025	$376	$3,889
Provision related to sales in the current year	1,213	770	6,126	226	8,335
Adjustments related to prior period sales	—	—	(193)	—	(193)
Credits and payments made	(1,136)	(622)	(4,451)	—	(6,209)
Ending balance at June 30, 2026	$313	$400	$4,507	$602	$5,822

Trade discounts and Payer chargebacks and discounts are recorded as a reduction to accounts receivable, net on the condensed consolidated balance sheets. Trade allowances and Payer fees, government rebates, other incentives and returns are recorded as a component of accrued expenses on the condensed consolidated balance sheets.

8. Inventory

Inventory consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$91	$—
Work in process	2,037	1,797
Finished goods	268	36
Total inventory	$2,396	$1,833

At June 30, 2026, all of our inventory was related to AVMAPKI and FAKZYNJA. In May 2025, the FDA approved AVMAPKI FAKZYNJA CO-PACK, at which time the Company began to capitalize costs to manufacture AVMAPKI FAKZYNJA CO-PACK. Prior to FDA approval of AVMAPKI FAKZYNJA CO-PACK, all costs related to the manufacturing of AVMAPKI and FAKZYNJA and related material were charged to research and development expense in the period incurred. At June 30, 2026, we determined that a reserve related to inventory was not required.

9. Intangible Assets

The Company’s intangible assets consist of the following (in thousands):

	June 30, 2026	Weighted-Average Remaining Amortization Period (Years)
Acquired and in-licensed rights	$17,123	14.3
Less: accumulated amortization	(1,256)
Total intangible assets, net	$15,867

The Company's finite-lived intangible assets are the result of milestone payments due under the Pfizer Agreement (defined herein) and the License Agreement (defined herein). Refer to Note 18. License, collaboration and commercial agreements for further discussion of the Pfizer Agreement and License Agreement.

The Company recorded approximately $0.3 million and $0.6 million in cost of sales – intangible amortization expense related to finite-lived intangible assets during the three and six months ended June 30, 2026, using straight-line methodology. Estimated future cost of sales- intangible amortization expense for finite-lived intangible assets as of June 30, 2026 is as follows (in thousands):

Year ending December 31,	Amount
2026	558
2027	1,117
2028	1,117
2029	1,117
2030	1,117
Thereafter	10,841
Total future amortization	$15,867

10. Debt

Note Purchase Agreement

On January 13, 2025 (the “Closing Date”), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with RGCM SA LLC, as Purchaser Agent, Oberland Capital Management LLC (“Oberland”) and certain funds managed by Oberland Capital Management LLC, as purchasers (together with other purchasers party thereto from time to time, the “Purchasers”), pursuant to which the Company may sell to the Purchasers, and the Purchasers may buy from the Company, notes (the “Notes”) in an aggregate principal amount not to exceed $150.0 million. On the Closing Date, the Company issued and sold an initial Note in an aggregate principal amount of $75.0 million. In addition, the Company may issue and sell additional Notes with aggregate principal amount of up to $50.0 million, exclusive of an option to issue an additional $25.0 million that expired as follows:

i.	at the option of the Company, a second purchase (the “Second Purchase”) of $25.0 million principal amount of Notes, at any time prior to December 31, 2025, upon the FDA’s approval sufficient for the promotion and sale of avutometinib and defactinib for the treatment of LGSOC and subject to certain other customary conditions precedent. In March 2026, we amended the Note Purchase Agreement to extend the date by which we may draw down the Second Purchase from December 31, 2025 to June 30, 2026. As of June 30, 2026 the Company did not make the Second Purchase and therefore the Second Purchase expired.
ii.	at the option of the Company, a third sale (the “Third Sale”) of up to $50.0 million principal amount of Notes, at any time prior to December 31, 2026, provided that trailing six-month worldwide net sales of avutometinib and defactinib are at least $55.0 million and subject to certain other customary conditions precedent.

The outstanding principal amount of the Notes bear interest at a rate per annum equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, subject to adjustment in certain circumstances set forth in the Note Purchase Agreement and an overall cap of 9.75%, payable quarterly in arrears until the seventh anniversary of the Closing Date or the date on which all amounts owing to the Purchasers under the Note Purchase Agreement have been paid in full (the “Maturity Date”). For the first eight (8) quarters following the Closing Date, at the Company’s option, up to 50% of the interest due may be paid-in-kind and added to the then-outstanding principal balance of the Notes. Through June 30, 2026, the Company has not elected to defer any interest through its paid-in-kind option. Upon the occurrence and during the continuance of an Event of Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement, the then-applicable interest rate on all outstanding obligations may be increased by an additional 5.00%.

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

The Company assessed the terms and features of the Note Purchase Agreement and determined that the Company is eligible to elect the fair value option under Accounting Standard Codification (“ASC”) 825, Financial Instruments. The Note Purchase Agreement contains various embedded features and the election of the fair value option allows the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issuance date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Note Purchase Agreement, which include accrued interest, if any, are recorded as a component of change in fair value of Notes in the condensed consolidated statements of operations. The Company has not elected to present interest expense separately from changes in fair value and therefore will not separately present interest expense associated with the Note Purchase Agreement. Changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss within the condensed statements of equity (deficit). The portion of total changes in fair value of Notes attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive loss. The change in fair value attributable to instrument specific credit risk recorded during the six months ended June 30, 2026, June 30, 2025 and cumulatively life to date for the debt was a decrease of $2.8 million, $5.3 million and $8 million, respectively. Under the fair value option, debt issuance costs are expensed as incurred. The Company incurred $0.7 million of debt issuance costs which was recorded within selling, general and administrative expense in the condensed consolidated statements of operations during the three months ended March 31, 2025.

Amendment to the Note Purchase Agreement

Subsequent to June 30, 2026, the Second Purchase and Third Sale were replaced and the related potential increases in the Revenue Participation Percentage were fixed pursuant to an amendment to the Note Purchase Agreement. See Note 21, Subsequent Events for further detail.

The following table reconciles the change in fair value of the Notes during the six months ended June 30, 2026 (in thousands):

Beginning fair value balance at December 31, 2025	$76,330
Change in fair value reported in statements of operations	3,714
Change in fair value reported in comprehensive loss	(2,814)
Interest and revenue participation payments	(3,456)
Ending fair value at June 30, 2026	$73,774

As of June 30, 2026, future principal payments under the Note Purchase Agreement are due as follows (in thousands):

2026	—
2027	—
2028	—
2029	—
2030	—
2031	37,500
2032	37,500
Total principal payments	$75,000

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

Substantially concurrently with the closing of the Note Purchase Agreement, on January 13, 2025, the Company terminated its Loan Agreement and repaid in full the balance of its obligations under the Loan Agreement of approximately $42.7 million (the “Payoff Amount”). The Payoff Amount included the Final Payment Fee of $2.0 million, which was due at the earlier of prepayment or loan maturity, and certain prepayment fees as set forth in the Loan Agreement, a prepayment penalty fee of $0.6 million, and unpaid interest of $0.1 million. Upon the Lenders’ receipt of the Payoff Amount, the Loan Agreement was terminated along with the Lenders’ commitment to provide funding under any future term loans.  All liens on the Company’s assets to secure the loans under the Loan Agreement have been terminated and released. The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Term Loan on January 13, 2025 by $1.8 million. As a result, the Company recorded a loss on debt extinguishment of $1.8 million included in the condensed statements of operations and comprehensive loss for the six months ended June 30, 2025.

The following table sets forth total interest expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Contractual Interest	$360	$212	$743	$375
Amortization of debt discount and issuance costs	—	—	—	29
Amortization of Final Payment Fee	—	—	—	—
Total	$360	$212	$743	$404

11. Leases

On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014 and it was scheduled to expire on September 30, 2019. Effective February 15, 2018, the Company amended its lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the “February 2018 Amended Lease Agreement”). The February 2018 Amended Lease Agreement extended the expiration date of the lease from September 2019 through June 2025. Pursuant to the February 2018 Amended Lease Agreement, the initial annual base rent amount was approximately $0.7 million, which increased during the lease term to $1.1 million for the last 12-month period. Effective November 1, 2024, the Company amended the February 2018 Amended Lease Agreement to extend the expiration date from June 2025 to June 2026 (the “November 2024 Amended Lease Agreement”). The payment terms of the November 2024 Amended Lease Agreement are $1.1 million per annum through the expiration date in June 2026. Effective March 12, 2026, the Company amended the November 2024 Amended Lease Agreement to extend the expiration date from June 2026 to September 2029 (the “March 2026 Amended Lease Agreement”). The payment terms of the March 2026 Amended Lease Agreement are $0.8 million per annum for the initial annual base rent, increasing during the lease term to $1.1 million for the last 12 month period. As a result of the March 2026 Amended Lease Agreement, the Company recorded an incremental $2.5 million right-of-use asset and corresponding lease liability during the six months ended June 30, 2026.

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

As of June 30, 2026, a right-of-use asset of $2.6 million and lease liability of $2.6 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Lease Expense
Operating lease expense	$244	$252	$490	$501
Total Lease Expense	$244	$252	$490	$501
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$273	$273	$546	$546

June 30, 2026
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	3.3
Weighted average discount rate	11.5%
Maturity Analysis
2026	257
2027	1,036
2028	1,064
2029	813
Total	$3,170
Less: Present value discount	(556)
Lease Liability	$2,614

12. Notes Payable

In February 2026, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the agreement, AFCO loaned the Company the principal amount of $0.7 million which accrues interest at 7.9% per annum, to fund a portion of the Company’s insurance policies. Pursuant to the agreement, the Company is required to make monthly payments of $0.1 million, including principal and interest, through August 2026. The agreement assigns AFCO a first priority lien and security interest in the financed insurance policies. The outstanding balance as of June 30, 2026 was recorded as a note payable on the condensed consolidated balance sheet. The outstanding balances as of June 30, 2026 and December 31, 2025 were $0.2 million and $0.0 million, respectively.

13. Vendor Financing Arrangement

The Company and IQVIA, Inc. (“IQVIA”) entered into a master services agreement (“IQVIA Master Services Agreement”) for the Company’s strategic collaboration with IQVIA to leverage IQVIA’s infrastructure and established commercialization solutions to complement the Company’s launch strategy for AVMAPKI FAKZYNJA CO-PACK in patients with KRAS mutant recurrent LGSOC. Pursuant to the IQVIA Master Services Agreement, the Company has extended payment terms with respect to a portion of the services provided and has recorded a vendor financing arrangement liability of $7.7 million and $10.3 million as of June 30, 2026 and December 31, 2025, respectively. The Company expects to pay the amounts recorded as vendor financing arrangement liabilities during 2026 and 2027.

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

The table below is a summary of segment net loss including significant segment expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$25,078	$2,137	$43,749	$2,137
Sale of COPIKTRA license and related assets	15,000	—	15,000	—
Expenses:
Cost of sales - product	3,762	318	6,532	318
Cost of sales - intangible amortization	279	128	559	128
Research and development expenses(1)	40,050	23,979	77,422	52,532
Commercial expenses(1)	11,899	8,364	21,775	12,417
Medical affairs expenses(1)	4,468	2,234	7,576	4,459
General and administrative expenses(1)	8,537	7,475	15,812	15,140
Stock-based compensation expense	3,430	3,413	5,476	5,084
Depreciation expense	—	—	—	10
Interest income	(1,108)	(822)	(2,405)	(1,782)
Interest expense	360	212	743	404
Loss on debt extinguishment	—	—	—	1,826
Change in fair value of warrant liability	—	(20,320)	(9,323)	(17,904)
Change in fair value of Notes	1,843	2,990	3,714	7,405
Other segment items(2)	415	100	1,316	137
Income tax expense	816	—	816	—
Net loss	$(34,673)	$(25,934)	$(71,264)	$(78,037)

(1)	This category is exclusive of non-cash stock-based compensation and severance expense.
(2)	Other segment items primarily include severance expense and transactions losses and gains due to foreign currency fluctuations.

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

The November 2025 Pre-Funded Warrants cannot require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the November 2025 Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the November 2025 Pre-Funded Warrants are classified as a component of permanent equity. The net proceeds of the 2025 Public Offering were approximately $96.9 million, after deducting underwriting fees and other expenses. 3,870,000 November 2025 Pre-Funded Warrants remain outstanding as of June 30, 2026.

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

The April 2025 Pre-Funded Warrants cannot require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the April 2025 Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the April 2025 Pre-Funded Warrants are classified as a component of permanent equity. The net proceeds of the 2025 Private Placement were approximately $69.9 million, after deducting placement agent fees and other expenses. During the first quarter of 2026, the holders exercised 1,428,571 April 2025 Pre-Funded Warrants, exercise price $0.0001 per share, resulting in the issuance of 1,428,571 shares of common stock. 5,857,142 April 2025 Pre-Funded Warrants remain outstanding as of June 30, 2026.

Stock Purchase Agreement

In connection with the Note Purchase Agreement, on January 13, 2025, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with certain funds managed by Oberland and affiliates thereof (the “SPA Investors”), pursuant to which the SPA Investors purchased an aggregate of 1,416,939 shares of the Company’s common stock, at a price of $5.2931 per share, based on the trailing 30-trading day volume-weighted average price of the Company’s common stock, as of the date of the Stock Purchase Agreement. The Company received net proceeds of $7.4 million after deducting offering costs, which was recorded as a component of permanent equity during the three months ended March 31, 2025. In addition, pursuant to the Stock Purchase Agreement, the Company granted the SPA Investors, for a period of three years following the closing on January 13, 2025, a right to participate in any equity offerings consummated by the Company in an amount up to $2.5 million, subject to certain limitations and exclusions set out in the Stock Purchase Agreement.

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

The July 2024 Pre-Funded Warrants cannot require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock and Warrants with which they were issued, are immediately exercisable, and do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the July 2024 Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the July 2024 Pre-Funded Warrants are classified as a component of permanent equity. The Company allocated $15.4 million of the proceeds to the July 2024 Pre-Funded Warrants and shares of common stock issued. During the second quarter of 2025, the holders exercised 2,500,000 July 2024 Pre-Funded Warrants, exercise price $0.001 per share, via cashless exercise resulting in the issuance of 2,499,665 shares of common stock. During the second quarter of 2026, the holders exercised the remaining 2,500,000 July 2024 Pre-Funded Warrants, exercise price $0.001 per share, via cashless exercise resulting in the issuance of 2,499,338 shares of common stock. No July 2024 Pre-Funded Warrants remain outstanding as of June 30, 2026.

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

The Warrants met the definition of a derivative pursuant to FASB ASC 815, Derivatives and Hedging, and did not meet the derivative scope exception given the Warrants did not qualify under the indexation guidance. As a result, the Warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model with subsequent changes in fair value recorded in earnings. The Warrants were recorded at a fair value of $39.6 million upon issuance and the Company allocated $39.6 million of the proceeds as warrant liability. During the year ended December 31, 2025 and 2024, 9,654,168 Warrants and 250,000 Warrants, respectively, were exercised for shares of common stock and the fair value of the Warrants on the respective exercise dates was $50.0 million and $0.5 million, respectively, which was reclassified from warrant liability to additional paid in capital. In January 2026, 8,391,666 Warrants were exercised for 8,391,666 shares of common stock. The fair value of the 8,391,666 Warrants on their exercise dates was $26.3 million, which was reclassified from warrant liability to additional paid-in capital during the first quarter of 2026.

On January 25, 2026, 37,500 Warrants expired. As of June 30, 2026, no Warrants remained outstanding and there was no warrant liability outstanding. The Company recorded the mark-to-market adjustment of $0.0 million and $9.3 million for the three and six months ended June 30, 2026 under change in fair value of warrant liability within the condensed consolidated statements of operations and comprehensive loss.

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

Each share of the Series A Convertible Preferred Stock was convertible into 0.833 shares of the Company’s common stock at the option of the holder at any time, subject to certain limitations,

In June 2025, holders of the Series A Convertible Preferred Stock elected to convert all 1,000,000 shares of Series A Convertible Preferred Stock for 833,332 shares of the Company’s common stock and consequently, the Company issued 833,332 shares of its common stock to holders of the Series A Convertible Preferred Stock. As of June 30, 2026, there were no shares of Series A Convertible Preferred Stock outstanding.

At-the-market equity offering program

In August 2021, the Company entered into a sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). In August 2025, the Company entered into a separate sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2025 ATM” and together with the August 2021 ATM, “ATM Programs”). During the three and six months ended June 30, 2026, the Company did not sell any shares under the ATM Programs. During the three and six months ended June 30, 2025, the Company sold 0 shares and 4,000,000 shares, respectively, under the August 2021 ATM for net proceeds of approximately $0.0 million and $22.7 million, respectively, after deducting commissions and other offering expenses.

16. Stock-based compensation

Stock options

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2026 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2025	3,030,432	$10.53	7.7	$2,731
Granted	493,000	6.11
Exercised/released	(10,375)	3.05
Forfeited/cancelled	(169,352)	7.59
Outstanding at June 30, 2026	3,343,705	$10.05	7.5	$262
Vested at June 30, 2026	2,099,619	$11.83	6.9	$156

The fair value of each stock option granted during the six months ended June 30, 2026 and 2025 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Six months ended June 30,
	2026	2025
Risk-free interest rate	3.90%	3.98%
Volatility	103%	107%
Dividend yield	—	—
Expected term (years)	5.9	5.9

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the six months ended June 30, 2026 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2025	1,313,898	$5.73
Granted	2,979,640	$5.09
Vested	(419,467)	$5.47
Forfeited/cancelled	(172,398)	$5.82
Outstanding at June 30, 2026	3,701,673	$5.24

Employee stock purchase plan

At the Special Meeting of Stockholders, held on December 18, 2018, the stockholders approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”). On June 21, 2019, the board of directors of the Company amended and restated the 2018 ESPP, to account for certain non-material changes to the plan’s administration and, effective May 30, 2023, in connection with the Reverse Stock Split, the board of directors amended and restated the 2018 ESPP to account for the adjustments to the share reserves. At the Company’s 2026 Annual General Meeting of Shareholders in May 2026, the Company’s shareholders approved the Amended and Restated 2018 ESPP (the “Amended and Restated 2018 ESPP”). The Amended and Restated 2018 ESPP provides eligible employees with the opportunity, through regular payroll deductions, to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the common stock on (a) the date the option is granted, which is the first day of the purchase period, and (b) the exercise date, which is the last business day of the purchase period. The Amended and Restated 2018 ESPP generally allows for two six-month purchase periods per year beginning in January and July, or such other periods as determined by the compensation committee of the Company’s board of directors. The fair value of shares expected to be purchased under the Amended and Restated 2018 ESPP was calculated using the following weighted-average assumptions:

	Six months ended June 30,
	2026	2025
Risk-free interest rate	3.58%	4.25%
Volatility	84%	107%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the six months ended June 30, 2026 and 2025, the Company recognized less than $0.1 million in each period of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the six months ended June 30, 2026, the Company issued 10,240 shares of common stock for proceeds of less than $0.1 million under the Amended and Restated 2018 ESPP.

17. Net loss per share

Basic loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. For purposes of calculating net loss per share, weighted-average number of common shares outstanding includes the weighted average effect of the pre-funded warrants issued in July 2024, April 2025 and November 2025, the exercise of which requires little or no consideration for the delivery of shares of common stock. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as the warrants issued in July 2024, stock options, restricted stock units, and employee stock purchase plan shares (using the “treasury stock” method), and the Series A Convertible Preferred Stock (using the “if-converted” method), unless their effect on net loss per share is anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	(34,673)	(25,934)	(71,264)	(78,037)
Less: Change in fair value of warrant liability	—	(20,320)	(9,323)	(17,904)
Adjusted diluted net loss	(34,673)	(46,254)	(80,587)	(95,941)

Weighted average shares outstanding	100,116	66,143	99,209	60,191
Add: Dilutive effect of the Warrants	—	7,894	425	7,991
Weighted average diluted shares outstanding	100,116	74,037	99,634	68,182

Net loss per share - basic	(0.35)	(0.39)	(0.72)	(1.30)
Net loss per share - diluted	(0.35)	(0.62)	(0.81)	(1.41)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Outstanding stock options	3,343,705	2,945,631	3,343,705	2,945,631
Outstanding restricted stock units	3,701,673	1,498,103	3,701,673	1,498,103
Employee stock purchase plan	15,111	8,308	15,111	8,308
Total potentially dilutive securities	7,060,489	4,452,042	7,060,489	4,452,042

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

Upon entering into the Pfizer Agreement, the Company made a one-time cash payment to Pfizer in the amount of $1.5 million and issued 16,001 shares of its common stock. In April 2025, the Company entered into an amendment to the Pfizer Agreement such that a $7.5 million milestone became payable upon FDA approval of AVMAPKI FAKZYNJA CO-PACK on May 8, 2025 (the “First Pfizer Milestone”), and an $8.0 million milestone (the “Second Pfizer Milestone”) is payable upon the one-year anniversary of the FDA approval of AVMAPKI FAKZYNJA CO-PACK. The Company recorded a $15.0 million intangible asset related to these payments on the condensed consolidated balance sheets and recorded $0.5 million of interest expense related to the Second Pfizer Milestone. Pfizer is also eligible to receive up to $2.0 million in developmental milestones and up to an additional $110.0 million based on the successful attainment of regulatory and commercial sales milestones. The future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved. Pfizer is also eligible to receive high single to mid-double-digit royalties on future net sales of the products. The Company’s royalty obligations with respect to each product in each country begin on the date of first commercial sale of the product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to the Company that covers the product in that country.

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

The Company expensed the $6.0 million Option exercise fee when paid in January 2025, as research and development expense in the condensed consolidated statements of operations and comprehensive loss. Other future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved. If the Company exercises further GenFleet Options, the related payment will be recognized if and when each respective GenFleet Option is exercised.

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

During the three and six months ended June 30, 2026, Secura achieved $200.0 million of cumulative worldwide net sales of COPIKTRA which triggered a $15.0 million sales milestone payment to the Company under the Secura APA. The Company recognized $15.0 million of sale of COPIKTRA license and related assets revenue within the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2026. The Company determined all other future potential milestones and royalties were excluded from the transaction price, as all other milestone amounts were fully constrained under applicable accounting guidance as of June 30, 2026. As part of the Company’s evaluation of the constraint, the Company considered several factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for an extended period of time. The Company received the $15.0 million milestone payment in July 2026.

19. Income taxes

The Company recorded income tax expense of $0.8 million for the three and six months ended June 30, 2026. This was primarily from interest under Internal Revenue Code (“IRC”) section 453A related to the $15.0 million milestone payment from Secura because it was an installment sale. A portion was also related to state taxes. The Company did not record a federal or state income tax provision or benefit for the six months ended June 30, 2025, due to the expected loss before income taxes to be incurred for the years ended December 31, 2025, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

20. Commitments and contingencies

The Company entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts. Please refer to Note 11. Leases for further details regarding the minimum aggregate future lease commitments as of June 30, 2026. In conjunction with the execution of the February 2018 Amended Lease Agreement, November 2024 Amended Lease Agreement, and March 2026 Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of June 30, 2026. The amount is included in non-current restricted cash on the consolidated balance sheets as of June 30, 2026.

As of June 30, 2026, the Company has a remaining commitment to spend approximately $34.4 million under the IQVIA Master Services Agreement which the Company expects to incur in the next two to three years. As of June 30, 2026, approximately $10.7 million of this commitment is included within vendor financing arrangements, accrued expenses, and accounts payable on the condensed balance sheet. Pursuant to the terms of various other agreements, the Company may be required to pay various development, regulatory and commercial milestones. In addition, the Company may be required to pay significant royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, the occurrence of which is highly uncertain.

21. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. The Company is not aware of any material subsequent events other than the following:

Third Amendment to Note Purchase Agreement

On August 6, 2026, the Company entered into a third amendment to the Note Purchase Agreement (the “Third Amendment”). The Third Amendment amends the financing arrangement under the Note Purchase Agreement by establishing two new separate tranches under the Note Purchase Agreement (“Revenue Notes”) with an aggregate purchase price of up to $75.0 million, replacing the previously available Second Purchase and Third Sale described in Note 10, Debt, which is no longer available under the Note Purchase Agreement. The existing $75.0 million of the Initial Note remains outstanding and provides that the Revenue Participation Percentage applicable to the Initial Note will remain fixed at 1.00% and will not be adjusted in connection with the issuance of additional Notes.

The Revenue Notes are a separate series of Notes which, rather than bearing fixed interest, entitle the Purchasers to quarterly payments (the “Revenue Payments”) equal to the “Revenue Payment Percentage” of net sales of AVMAPKI FAKZYNJA CO-PACK for such fiscal quarter.

➢	Pursuant to the Third Amendment an initial tranche of $50.0 million in Revenue Notes will be issued on August 28, 2026, subject to satisfaction of certain customary conditions precedent (the “Second Purchase”).
➢	At the option of the Company, a second tranche of up to $25.0 million principal amount of Revenue Notes may be issued (the “Third Purchase”), at any time prior to May 15, 2027, provided that worldwide net sales of AVAMPKI FAKZYNJA CO-PACK are at least $40.0 million for the calendar quarter ended immediately prior to the Third Purchase.

The Revenue Notes mature on June 30, 2033 and require quarterly cash payments initially equal to 4.50% the (“Revenue Payment Percentage”) of net sales of AVMAPKI FAKZYNJA CO-PACK. If the total Revenue Payments are equal to or greater than 100% of the then total purchase price paid by the Purchasers for all Revenue Notes (the “Funded Amount”) as of December 31, 2031, (“Test Date”), the Revenue Payment Percentage will automatically decrease to 1.75% after the Test Date. If the Test Date Condition is not satisfied by the Test Date, the Purchasers will be entitled to a one-time contingent make-whole payment from the Company (the “Contingent Make-Whole Payment”) in an amount equal to 100% of the Funded Amount as of the Test Date less the total Revenue Payments made by the Company as of the Test Date. Except as modified by the Third Amendment, all other terms and conditions of the Note Purchase Agreement remain unchanged.

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

OVERVIEW

We are a biopharmaceutical company committed to developing and commercializing new medicines to improve the lives of patients diagnosed with challenging RAS/MAPK pathway-driven cancers. We market AVMAPKI FAKZYNJA CO-PACK (avutometinib capsules; defactinib tablets) in the United States (“U.S.”), the first treatment specifically FDA-approved for adults with KRAS-mutated LGSOC who have received prior systemic therapy.

Our pipeline includes clinical-stage programs, preclinical research programs and externally partnered research programs. Our focus is on novel small molecule drugs developed both as monotherapy and in combination, which inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including targeting RAS directly with KRAS G12D inhibition, targeting the pathway downstream with RAF/MEK inhibition, and targeting the parallel pathway that drives resistance with FAK inhibition. Our goal is to expeditiously develop and deliver transformative therapies that truly change outcomes for people living with RAS/MAPK pathway-driven cancers.

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

The combination is being evaluated in an ongoing international Phase 3 trial, RAMP 301, in recurrent LGSOC with or without a KRAS mutation. The trial was fully enrolled, as of December 2025, and serves as a confirmatory study for the initial indication and has the potential to expand the indication regardless of KRAS mutation status. The results will also be leveraged for potential geographic expansion. We expect to report a topline readout of the primary endpoint in the RAMMP 301 trial in middle of 2027.

➢	In April 2026, we announced new two-year median follow up data from the Phase 2 RAMP 201 trial that demonstrated durable benefit of avutometinib plus defactinib across both KRAS-mutant and KRAS wild-type recurrent LGSOC patients, with discontinuation rates due to adverse events remaining consistent with the primary analysis, presented at the Society of Gynecologic Oncology 2026 Annual Meeting on Women’s Cancers. A new exposure-response analysis further demonstrated that the approved dose and schedule of avutometinib plus defactinib achieve the optimal therapeutic effect.
➢	In June 2026, we announced positive updated results from the RAMP 205 Phase 1b/2a recommended phase 2 dose cohort of 29 patients evaluating avutometinib plus defactinib in combination with gemcitabine and nab-paclitaxel in first-line metastatic pancreatic ductal carcinoma (PDAC). As of the June 5, 2026 data cutoff (median follow-up of 9.8 months) the combination achieved a 52% confirmed objective response rate (cORR), with both an 86% overall survival rate and 68% progression-free survival rate at six months. The combination demonstrated a consistent safety profile with no new safety signals. Nine patients remain on treatment, and follow-up continues as survival data matures.
➢	In July 2026, updated data from the RAMP 201 Japan study were presented at the Annual Meeting of the Japanese Society of Gynecologic Oncology (JSGO). As of May 29, 2026, 16 efficacy-evaluable patients with recurrent LGSOC had received avutometinib plus defactinib, with a median follow up of 12.4 months. The combination achieved a 44% overall response rate and a 94% disease control rate across all patients. Response rates were 71% in patients with KRAS-mutated tumors and 22% in those with KRAS wild-type tumors, with disease control rates of 100% and 89%, respectively. Overall, 94% of patients experienced tumor shrinkage, and 11 of 16 patients remained on treatment at the data cutoff.

CLINICAL PIPELINE

VS-7375, an Oral KRAS G12D (ON/OFF) Inhibitor

VS-7375 is a potential best-in-class, potent, and selective oral KRAS G12D dual ON/OFF inhibitor. VS-7375 has a differentiated profile compared to other RAS inhibitors. Based on preclinical data, VS-7375 offers dual, potent inhibition of both ON and OFF states of KRAS G12D. We believe this correlates with better in vivo efficacy and durability versus ON-only RAS inhibitors. VS-7375 has demonstrated a high affinity for KRAS G12D with long residence time (18-24 hours) in preclinical models. We believe this correlates with a more rapid and durable suppression of pERK signaling (which controls growth and cell survival) when compared to other ON-only KRAS G12D inhibitors in tumor cell lines. The selective inhibition of VS-7375 to KRAS G12D has shown, in preclinical models, to spare T cell proliferation to maintain a normal healthy immune response, versus a RAS-multi-inhibitor, which impairs T cell proliferation at increasing concentrations of drug. The once daily (“QD”) oral dosing of VS-7375 achieves exposures corresponding to maximal tumor regressions across preclinical models for pancreatic, lung and colorectal cancers. Verastem announced in April 2025 that the U.S. Investigational New Drug (“IND”) application for (VS-7375-101) was cleared and initiated a Phase 1/2 clinical trial in June 2025 in patients with advanced KRAS G12D mutant solid tumors, including PDAC, non-small cell lung cancer (“NSCLC”) and colorectal cancer (“CRC”).

In April 2026 we branded the trials as the VS-7375 TARGET-D Clinical Trial Program. TARGET-D 101 (VS-7375-101) is a Phase 1/2 dose escalation, dose expansion and combination-evaluation trial. In the TARGET-D 101 Phase 1/2 study, the Company cleared multiple monotherapy dose levels, including the 1200 mg QD dose with no dose-limiting toxicities (“DLTs”) and no major toxicities. Patients continue to be evaluated at the 1200 mg QD dose level. The Company also cleared multiple dose levels in combination with cetuximab with no DLTs. The Company completed targeted enrollment in patients with pancreatic and lung cancer monotherapy cohorts and the colorectal cancer combination cohort with cetuximab in the Phase 1/2 study. Following feedback from the FDA, the Company amended its Phase 1/2 trial protocol to separate out disease-specific Phase 2 registration-directed trials for KRAS G12D mutated second line (“2L”) PDAC, 2L/ third line (“3L”) NSCLC and 2L or later CRC.

➢	In June 2026, we announced during an R&D event preliminary update and progress from the VS-7375 TARGET-D clinical development program. Data presented in June continued to support a differentiated profile of VS-7375, demonstrating encouraging anti-tumor activity across multiple KRAS G12D-driven tumor types, including metastatic PDAC, metastatic CRC and advanced NSCLC, with evidence of dose-dependent activity, favorable pharmacokinetics (“PK”) supporting target exposure, and a favorable and manageable safety and tolerability profile. The updated PK data continued to show the 900 mg QD dose achieves target plasma levels of VS-7375 and provides clear separation from the 600 mg QD dose.
➢	At the R&D event, we announced our and Erasca, Inc.’s (“Erasca”) intent to enter into an agreement to evaluate VS-7375 with Erasca’s potential best-in-class oral pan-RAS molecular glue ERAS-0015, across KRAS G12D mutant solid tumor models. In July, the companies executed an agreement enabling the planned preclinical evaluation. Subject to the outcome of the preclinical evaluation and the execution of a definitive agreement, the Companies intend to explore a future clinical trial collaboration to evaluate the combination in patients with advanced solid tumors.

➢	Also, in June 2026 we announced that the FDA granted Fast Track Designation to VS-7375 for the treatment of adult patients with KRAS G12D-mutated unresectable locally advanced or metastatic NSCLC who have received platinum-based chemotherapy and an anti-PD-(L)1 antibody either concurrently or sequentially.

➢	We have dosed the first patients in three Phase 2 registration-directed trials, including:
1.	TARGET-D 201 to evaluate VS-7375 at 900 mg QD both as monotherapy and in combination with cetuximab in patients with second-line PDAC. The study is also evaluating VS-7375 and cetuximab in the first-line PDAC setting.
2.	TARGET-D 202 to evaluate VS-7375 at 900 mg QD in patients with advanced NSCLC who have received one-to-two prior lines of therapy. The study is also evaluating VS-7375 in NSCLC patients with asymptomatic untreated brain metastasis.
3.	TARGET-D 203 to evaluate VS-7375 at 900 mg QD in 2L+ CRC as both monotherapy and in combination with epidermal growth factor receptor inhibitors, including cetuximab or panitumumab, and chemotherapy in patients with metastatic CRC.

Expected key milestones:

➢	We expect to report updating VS-7375 clinical data in October 2026.
➢	We expect to complete enrollment across all three TARGET-D phase 2 trials by end of 2026
➢	We expect to meet with the FDA before the end of 2026 to review Phase 3 pivotal trial designs in first-line (“1L”) metastatic PDAC, 1L metastatic CRC, and 1L advanced NSCLC
➢	We expect to enroll the first patient in each of the Phase 3 pivotal trials in the first half of 2027.

GENFLEET THERAPEUTICS (SHANGHAI), Inc

We shared updates from GenFleet Therapeutics, our partner developing VS-7375, known as GFH375, in China.

➢	In April 2026, GenFleet announced that GFH375 was granted Breakthrough Therapy Designation in China for patients with KRAS G12D-mutated metastatic pancreatic cancer who have received at least one prior systemic therapy.

FINANCIAL OPERATIONS OVERVIEW

As of June 30, 2026, we had an accumulated deficit of $1,236.3 million. Our net loss was $34.7 million, $71.3 million, $25.9 million, $78.0 million for the three and six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had cash, cash equivalents, and investments of $136.4 million. In accordance with applicable accounting standards, we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within twelve months after the date of the issuance of these condensed consolidated financial statements.

In our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 4, 2026, we disclosed that our existing cash resources, including proceeds from exercise of warrants in January 2026, along with revenue we expected to generate from sales of AVMAPKI FAKZYNJA CO-PACK, was expected to be sufficient to fund our planned operations through twelve months from the date of issuance of those consolidated financial statements. Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, we initiated TARGET-D 201, TARGET-D 202, and TARGET-D 203, resulting in a significant increase in projected research and development expenses. Consequently, the significant increase in costs we now expect to incur raises substantial doubt about our ability to continue as a going concern within the twelve months after the date of the issuance of these condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2026 and 2025

	Three months ended June 30,
	(dollar amounts in thousands)
	2026	2025	Change	% Change
Revenue:
Product revenue, net	$25,078	$2,137	$22,941	1074%
Sale of COPIKTRA license and related assets	15,000	—	15,000	N/M
Total revenue	40,078	2,137	37,941	1775%
Operating expenses:
Cost of sales - product	3,762	318	3,444	1083%
Cost of sales - intangible amortization	279	128	151	118%
Research and development	41,338	24,786	16,552	67%
Selling, general and administrative	27,409	20,669	6,740	33%
Total operating expenses	72,788	45,901	26,887	59%
Loss from operations	(32,710)	(43,764)	11,054	25%
Other expense	(52)	(110)	58	53%
Interest income	1,108	822	286	35%
Interest expense	(360)	(212)	(148)	(70)%
Change in fair value of warrant liability	—	20,320	(20,320)	(100)%
Change in fair value of Notes	(1,843)	(2,990)	1,147	38%
Net loss before taxes	(33,857)	(25,934)	(7,923)	(31)%
Income tax expense	(816)	—	(816)	N/M
Net loss	$(34,673)	$(25,934)	$(8,739)	(34)%

“N/M” - Percentage change is not meaningful (N/M) where the prior period amount is zero or not comparable

Product revenue, net.

We began commercial sales of AVMAPKI FAKZYNJA CO-PACK within the United States in May 2025, following receipt of FDA marketing approval on May 8, 2025. For the three months ended June 30, 2026 (the “2026 Quarter”) we recorded approximately $25.1 million of net product revenue. For the three months ended June 30, 2025 (the “2025 Quarter”) we recorded approximately $2.1 million of net product revenue.

Sale of COPIKTRA license and related assets

Sale of COPIKTRA license and related assets revenue for the 2026 Quarter was $15.0 million compared to $0.0 million for the 2025 Quarter. Sale of COPIKTRA license and related assets revenue for the 2026 Quarter consisted of one sales milestone of $15.0 million due to Secura achieving cumulative worldwide net sales of COPIKTRA exceeding $200.0 million since the closing of the Secura APA during the 2026 Quarter. The $15.0 million milestone payment was received by us in July 2026.

Cost of sales – product.

Cost of sales – product for the 2026 Quarter was $3.8 million compared to $0.3 million for the 2025 Quarter. Cost of sales – product for the 2026 Quarter and 2025 Quarter consisted of costs associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK, royalties owed on such sales, and certain period costs including inventory write downs. The Company began capitalizing inventory upon receiving FDA approval for AVMAPKI FAKZYNJA CO-PACK on May 8, 2025. Prior to the FDA approval of AVMAPKI FAKZYNJA CO-PACK, expenses associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK were recorded as research and development expense. Certain costs of AVMAPKI FAKZYNJA CO-PACK units recognized as revenue during the 2026 Quarter and 2025 Quarter, or approximately $0.2 million and less than $0.1 million, respectively, were expensed prior to obtaining regulatory approval, therefore, are not included in cost of sales – product during this period. We expect cost of sales - product to increase in relation to product revenues as we deplete these inventories.

Cost of sales – intangible amortization.

Cost of sales – intangible amortization for the 2026 Quarter and 2025 Quarter of approximately $0.3 million and $0.1 million, respectively, was related to finite-lived intangible assets related to AVMAPKI FAKZYNJA CO-PACK which we recognized and began amortizing during the second quarter of 2025.

Research and development expense.

Research and development expense for the 2026 Quarter was $41.3 million, compared to $24.8 million for the 2025 Quarter. The $16.6 million increase was primarily driven by a $7.4 million increase in investigator fees, a $5.5 million increase in contract research organization (“CRO”) costs, a $2.1 million increase in drug substance and drug product manufacturing costs, and a $1.6 million increase in personnel costs, including non-cash stock-based compensation.

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

Product/ product candidate/ project specific costs include:

●	direct third-party costs, which include expenses incurred under agreements with CROs, the cost of consultants who assist with the development of our product candidates on a program-specific basis, clinical site costs, and any other third-party expenses directly attributable to the development of the product candidates;
●	direct costs related to avutometinib or defactinib that are not specific to a clinical trial such as the costs relating to contract manufacturing operations including manufacturing costs in connection with producing avutometinib and defactinib are included within “Avutometinib and defactinib manufacturing and non-clinical trial specific” as the cost to manufacture avutometinib and defactinib is not allocated to specific clinical trials;
●	direct costs related to VS-7375 that are not specific to a clinical trial such as the costs relating to contract manufacturing operations including manufacturing costs in connection with producing VS-7375 are included within “VS-7375 manufacturing and non-clinical trial specific” as the cost to manufacture VS-7375 is not allocated to specific clinical trials; and
●	license fees.

Unallocated costs include:

●	research and development employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense;
●	cost of consultants, including our scientific advisory board, who assist with our research and development but are not allocated to a specific program; and
●	facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, and laboratory supplies.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the 2026 Quarter and the 2025 Quarter.

	Three months ended June 30,
	2026	2025	Change	% Change

	(dollar amounts in thousands)
Product/ product candidate / project specific costs
Avutometinib + defactinib - LGSOC	$9,210	$9,593	$(383)	(4)%
Avutometinib + defactinib - other indications	1,940	2,477	(537)	(22)%
Avutometinib and defactinib manufacturing and non-clinical trial specific	2,374	1,986	388	20%
VS-7375 - clinical trials	15,216	826	14,390	1742%
VS-7375 manufacturing and non-clinical trial specific	2,889	1,839	1,050	57%
Unallocated costs
Personnel costs, excluding stock-based compensation	5,759	4,577	1,182	26%
Stock-based compensation expense	1,222	808	414	51%
Other unallocated expenses	2,728	2,680	48	2%
Total research and development expense	$41,338	$24,786	$16,552	67%

The $14.4 million increase in VS-7375 clinical trial expenses was primarily attributable to higher CRO costs and investigator fees resulting from increased enrollment in the TARGET-D 101 trial, as well as study start-up and initiation activities for three Phase 2 TARGET-D trials. The $1.2 million increase in personnel costs, excluding stock-based compensation, was primarily attributable to increased headcount. The $1.1 million increase in VS-7375 manufacturing and non-clinical trial specific costs, was primarily attributable to increases in drug manufacturing and drug supply costs in support of the growing TARGET-D program.

Selling, general and administrative expense

Selling, general and administrative expense for the 2026 Quarter was $27.4 million compared to $20.7 million for the 2025 Quarter. The $6.7 million increase was primarily driven by a $4.3 million increase in commercial operations expenses, a $2.6 million increase in personnel costs, including non-cash based stock-based compensation expense, a $1.2 million increase in other general and administrative expenses. These increases were partially offset by a $1.4 million decrease in consulting and professional fees.

Other expense

Other expense for the 2026 Quarter and 2025 Quarter was $0.1 million. Other expense for the 2026 Quarter and 2025 Quarter consisted of transaction losses due to changes in foreign currency exchange rates.

Interest income

Interest income for the 2026 Quarter was $1.1 million, compared to $0.8 million for the 2025 Quarter. The $0.3 million increase was primarily driven by higher balances of cash equivalents during the 2026 Quarter compared to the 2025 Quarter.

Interest expense

Interest expense for the 2026 Quarter was $0.4 million compared to $0.2 million for the 2025 Quarter. The $0.2 million increase from the 2025 Quarter to the 2026 Quarter was primarily driven by interest expense incurred as part of the vendor financing arrangement.

Change in fair value of warrant liability

There was no change in fair value of the warrant liability for the 2026 Quarter compared to $20.3 million income for the 2025 Quarter. There was no change in the fair value of the warrant liability for the 2026 Quarter as all the outstanding Warrants were either exercised or expired as of January 25, 2026. The $20.3 million income for the 2025 Quarter consisted of the mark-to-market adjustment for the liability classified Warrants issued as part of the July 2024 Offering. The liability classified warrants decreased in value from December 31, 2024 as a result of the exercise of 2,787,499 Warrants during the quarter and a decrease in warrant valuation due to a lower stock price.

Change in fair value of Notes

The change in fair value of Notes was $1.8 million for the 2026 Quarter compared to $3.0 million for the 2025 Quarter. We elected the fair value option for the Notes and therefore changes in fair value, including interest, other than changes that are directly attributable to instrument specific credit risk are recorded as change in fair value of Notes in the condensed statements of operations and comprehensive loss. The change in fair value of Notes for the 2026 Quarter of $1.8 million was primarily driven by interest on the Notes. The change in fair value of Notes for the 2025 Quarter of $3.0 million was primarily driven by interest on the Notes and a reduction in risk free rate during the 2025 Quarter resulting in higher valuation of the Notes.

Income tax expense.

Income tax expense for the 2026 Quarter was $0.8 million compared to no income tax expense in the 2025 Quarter. The income tax expense within the 2026 Quarter was primarily a result of interest being owed under IRC section 453A related to the $15.0 million milestone payment from Secura because it was an installment sale.

Comparison of the six months ended June 30, 2026 and 2025

	Six months ended June 30,
	(dollar amounts in thousands)
	2026	2025	Change	% Change
Revenue:
Product revenue, net	$43,749	$2,137	41,612	1947%
Sale of COPIKTRA license and related assets	15,000	—	15,000	N/M
Total revenue	58,749	2,137	56,612	2649%
Operating expenses:
Cost of sales - product	6,532	318	6,214	1954%
Cost of sales - intangible amortization	559	128	431	337%
Research and development	79,555	53,938	25,617	47%
Selling, general and administrative	49,709	35,692	14,017	39%
Total operating expenses	136,355	90,076	46,279	51%
Loss from operations	(77,606)	(87,939)	10,333	12%
Other expense	(113)	(149)	36	24%
Interest income	2,405	1,782	623	35%
Interest expense	(743)	(404)	(339)	(84)%
Loss on debt extinguishment	—	(1,826)	1,826	100%
Change in fair value of warrant liability	9,323	17,904	(8,581)	(48)%
Change in fair value of Notes	(3,714)	(7,405)	3,691	50%
Net loss before taxes	(70,448)	(78,037)	7,589	10%
Income tax expense	(816)	—	(816)	N/M
Net loss	$(71,264)	$(78,037)	$6,773	9%

“N/M” - Percentage change is not meaningful (N/M) where the prior period amount is zero or not comparable.

Product Revenue, Net.

We began commercial sales of AVMAPKI FAKZYNJA CO-PACK within the United States in May 2025, following receipt of FDA marketing approval on May 8, 2025. For the six months ended June 30, 2026 (the “2026 Period”) we recorded approximately $43.7 million of net product revenue. For the six months ended June 30, 2025 (the “2025 Period”) we recorded approximately $2.1 million of net product revenue.

Sale of COPIKTRA license and related assets

Sale of COPIKTRA license and related assets revenue for the 2026 Period was $15.0 million compared to $0.0 million for 2025 Period. Sale of COPIKTRA license and related assets revenue for the 2026 Period consisted of one sales milestone of $15.0 million due to Secura achieving cumulative worldwide net sales of COPIKTRA exceeding $200.0 million since the closing of the Secura APA during the 2026 Period. The $15.0 million milestone payment was received by us in July 2026.

Cost of sales – product.

Cost of sales – product for the 2026 Period was $6.5 million compared to $0.3 million for the 2025 Period. Cost of sales – product for the 2026 Period and 2025 Period consisted of costs associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK, royalties owed on such sales, and certain period costs including inventory write downs. The Company began capitalizing inventory upon receiving FDA approval for AVMAPKI FAKZYNJA CO-PACK on May 8, 2025. Prior to the FDA approval of AVMAPKI FAKZYNJA CO-PACK, expenses associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK were recorded as research and development expense. Certain costs of AVMAPKI FAKZYNJA CO-PACK units recognized as revenue during the 2026 Period and 2025 Period, or approximately $0.3 million and less than $0.1 million, respectively, were expensed prior to obtaining regulatory approval, therefore, are not included in cost of sales – product during this period. We expect cost of sales - product to increase in relation to product revenues as we deplete these inventories.

Cost of sales – intangible amortization.

Cost of sales – intangible amortization for the 2026 Period and 2025 Period of approximately $0.6 million and $0.1 million, respectively, was related to finite-lived intangible assets related to AVMAPKI FAKZYNJA CO-PACK which we recognized and began amortizing during the second quarter of 2025.

Research and development expense.

Research and development expense for the 2026 Period was $79.6 million, compared to $53.9 million for the 2025 Period. The $25.6 million increase was primarily driven by a $12.1 million increase in investigator fees, an $8.2 million increase in CRO costs, a $5.8 million increase in drug substance and drug product manufacturing costs, a $3.4 million increase in personnel costs, including non-cash based stock-based compensation, a $3.0 million increase in clinical supply costs and a $0.4 million increase in investigator sponsored trial expenses. These increases were partially offset by a $6.0 million decrease in license fees, reflecting an Option exercise fee payment made during the 2025 Period pursuant to the GenFleet Agreement, and a $1.3 million decrease in consulting expenses.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the 2026 Period and the 2025 Period.

	Six months ended June 30,
	(dollar amounts in thousands)
	2026	2025	Change	% Change
Product/ product candidate / project specific costs
Avutometinib + defactinib - LGSOC	$18,355	$17,745	$610	3%
Avutometinib + defactinib - other indications	4,493	5,157	(664)	(13)%
Avutometinib and defactinib manufacturing and non-clinical trial specific	4,559	5,114	(555)	(11)%
VS-7375 - clinical trials	23,953	938	23,015	2454%
VS-7375 manufacturing and non-clinical trial specific	8,980	9,308	(328)	(4)%
Unallocated costs
Personnel costs, excluding stock-based compensation	11,948	9,055	2,893	32%
Stock-based compensation expense	1,812	1,405	407	29%
Other unallocated expenses	5,455	5,216	239	5%
Total research and development expense	$79,555	$53,938	$25,617	47%

The $23.0 million increase in VS-7375 clinical trial expenses was primarily attributable to higher CRO costs and investigator fees resulting from increased enrollment in the TARGET-D 101 trial, as well as study start-up and initiation activities for three Phase 2 TARGET-D studies. The $0.3 million decrease in VS-7375 manufacturing and non-clinical trial specific costs was driven by $6.0 million Option exercise fee incurred to license VS-7375 in the 2025 Period pursuant to the GenFleet Agreement, partially offset by increased VS-7375 drug substance and drug product costs in the 2026 Period. The $2.9 million increase in personnel costs, excluding stock-based compensation, was primarily attributable to increased headcount.

Selling, general and administrative expense

Selling, general and administrative expense for the 2026 Period was $49.7 million compared to $35.7 million for the 2025 Period. The $14.0 million increase was primarily driven by a $7.4 million increase in personnel costs, including non-cash based stock-based compensation expense, a $6.5 million increase in commercial operations expenses, a $2.0 million increase in other general and administrative expenses. These increases were partially offset by a $1.1 million decrease in consulting and professional fees and a $0.8 million decrease in financing fees related to the Note Purchase Agreement incurred in the 2025 Period.

Other expense

Other expense for the 2026 Period and 2025 Period was $0.1 million in both periods. Other expense for the 2026 Period and 2025 Period consisted of transaction losses due to changes in foreign currency exchange rates.

Interest income

Interest income for the 2026 Period was $2.4 million, compared to $1.8 million for the 2025 Period. The $0.6 million increase was primarily driven by higher balances of cash equivalents and investments during the 2026 Period compared to the 2025 Period.

Interest expense

Interest expense for the 2026 Period was $0.7 million compared to $0.4 million for the 2025 Period. The $0.3 million increase from the 2025 Period was primarily driven by interest expense incurred as part of the vendor financing arrangement.

Loss on debt extinguishment.

There was no loss on debt extinguishment in the 2026 Period. The loss on debt extinguishment for the 2025 Period of $1.8 million represents the loss recognized on early extinguishment of our Loan Agreement. On January 13, 2025, we repaid in full all principal, accrued and unpaid interest, fees, and expenses under the Loan Agreement in an aggregate amount of $42.7 million (the “Payoff Amount”). The Payoff Amount, excluding accrued interest, exceeded the carrying amount of the Term Loans on January 13, 2025 by $1.8 million which was recorded as a loss on debt extinguishment.

Change in fair value of warrant liability

The change in fair value of the warrant liability was $9.3 million income for the 2026 Period compared to $17.9 million income for the 2025 Period. The $9.3 million income for the 2026 Period and $17.9 million income for the 2025 Period consisted of the mark-to-market adjustment for the liability classified Warrants issued as part of the July 2024 Offering. The liability classified warrants decreased in value from December 31, 2025 to when 8,391,666 Warrants were exercised in January 2026 primarily driven by a reduction in our stock price and the expiration of 37,500 Warrants, resulting in $9.3 million income during the 2026 Period. The $17.9 million income for the 2025 Period consisted of the mark-to-market adjustment for the warrants issued as part of the July 2024 Offering which decreased primarily due to the decrease in our stock price from December 31, 2024 to when warrants were exercised during the 2025 Period and at the end of the 2025 Period.

Change in fair value of Notes

The change in fair value of Notes was $3.7 million for the 2026 Period compared to $7.4 million during the 2025 Period. We elected the fair value option for the Notes and therefore changes in fair value, including interest, other than changes that are directly attributable to instrument specific credit risk are recorded as change in fair value of Notes in the condensed statements of operations and comprehensive loss. The change in fair value of Notes for the 2026 Period of $3.7 million was primarily driven by interest and Revenue Participation Payments on the Notes. The change in fair value of Notes for the 2025 Period of $7.4 million was primarily driven by interest on the Notes and a reduction in risk free rate during the 2025 Period resulting in higher valuation of the Notes.

Income tax expense.

Income tax expense for the 2026 Period was $0.8 million compared to no income tax expense in the 2025 Period. The income tax expense within the 2026 Period was primarily a result of interest being owed under IRC section 453A related to the $15.0 million milestone payment from Secura because it was an installment sale.

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

As of June 30, 2026, we had $136.4 million in cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, government bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 4, 2026, and under “Risk Factors” in this Quarterly Report on Form 10-Q.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2026 Period and the 2025 Period (in thousands):

	Six months ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(96,025)	$(71,339)
Investing activities	235	—
Financing activities	27,153	146,843
(Decrease) increase in cash, cash equivalents and restricted cash	$(68,637)	$75,504

Operating activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges and adjustments was $74.6 million for the 2026 Period and $84.2 million for the 2025 Period. Non-cash charges and adjustments for the 2026 Period were primarily related to the change in fair value of common stock warrant liability and stock-based compensation expense. Non-cash charges and adjustments for the 2025 Period were primarily related to the change in fair value of warrant liability, non-cash changes in fair value of the Notes, loss on debt extinguishment and stock-based compensation expense.

Our cash outflow from operating activities due to changes in operating assets and liabilities was $21.4 million for the 2026 Period. Our cash inflow from operating activities due to changes in operating assets and liabilities was $12.9 million for the 2025 Period. Cash outflow due to changes in operating assets and liabilities for the 2026 Period was primarily driven by an increase of $20.1 million in accounts receivable, an increase of $6.5 million in prepaid expenses, other current assets and other assets, and an increase of $0.6 million in inventory, partially offset by an increase of $5.7 million in accounts payable, accrued expenses and other liabilities. Cash inflow due to changes in operating assets and liabilities for the 2025 Period was primarily driven by an increase of $6.6 million in accrued expenses and other liabilities, an increase of $6.3 million in accrued expenses, long-term, and an increase of $4.0 million in accounts payable, offset by an increase of $2.1 million in accounts receivable, an increase of $1.2 million in inventory, and an increase of $0.8 million in prepaid expenses, other current assets and other assets. The increases in both periods in prepaid expenses, other current assets, and other assets is exclusive of cash received from PanCAN and used on the RAMP 205 study. Cash used in operating activities was $96.0 million and $71.3 million for the 2026 Period and the 2025 Period, respectively.

Investing activities

The cash provided by investing activities was $0.2 million for the 2026 Period, compared with no investing activities for the 2025 Period. Investing activities during the 2026 Period consisted of $16.3 million of maturities of investments, partially offset by $16.0 million of purchases of investments.

Financing activities

The cash provided by financing activities for the 2026 Period represents $29.4 million of proceeds from the exercise of Warrants, $0.7 million of proceeds received from insurance premium financing, and $0.1 million of proceeds received from the exercise of stock options and our employee stock purchase plan, partially offset by $2.5 million of repayments under the vendor financing arrangement and $0.5 million of payments for insurance premium financing. The cash provided by financing activities for the 2025 Period represents $100.1 million of net proceeds received from the issuance of common stock and pre-funded warrants, $75.0 million of proceeds received pursuant to the Note Purchase Agreement, $13.8 million of proceeds from the exercise of Warrants, $1.2 million of proceeds received from insurance premium financing, and less than $0.1 million of proceeds received related to our employee stock purchase plan, partially offset by the $42.6 million repayment of our Loan Agreement, and $0.7 million of payments for insurance premium financing. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the Note Purchase Agreement and Loan Agreement; Note 15. Capital Stock to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the 2025 Private Placement, the Stock Purchase Agreement and the Warrants; Note 12. Notes Payable to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the finance agreement with AFCO Premium Credit LLC related to insurance premium financing and the monthly payments of principal and interest related thereto; Note 13. Vendor Financing Arrangement to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the vendor finance agreement with IQVIA related to the master service agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $136.4 million as of June 30, 2026, consisting of cash and U.S. Government money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally which may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2026, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of June 30, 2026, we have borrowed $75.0 million under the Note Purchase Agreement. The Notes under the Note Purchase Agreement bear interest at a floating rate equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, which is subject to an overall floor and cap. Changes in interest rates can cause interest charges to fluctuate under the Note Purchase Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three and six months ended June 30, 2026 due to the overall interest rate floor and cap.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three and six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

➢	We will require additional financing to execute our operating plan, and there is substantial doubt about our ability to continue as a going concern.

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the condensed consolidated financial statements are issued. We have incurred historical losses from operations and anticipate that operating losses may continue for the foreseeable future as we continue to incur operating costs to execute our strategic plan, including costs related to the commercialization of AVMAPKI FAKZYNJA CO-PACK and the research and development of our product candidates. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the issuance date of our condensed consolidated financial statements.

To address these conditions, we expect to finance our operations with our existing cash, cash equivalents and investments and through one or more potential sources of additional liquidity, including sufficient future net product revenues, potential future milestones and royalties received pursuant to the Secura APA, funding pursuant to our Note Purchase Agreement or other strategic financing opportunities that could include, but are not limited to, collaboration agreements, offerings of our equity or the incurrence of debt. However, given the risks associated with these potential strategic or financing opportunities, they are not deemed probable for purposes of the going concern assessment and do not alleviate the substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to generate sufficient net product revenues or obtain additional capital on favorable terms or at all.

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

4.1		Form of Pre-Funded Warrant to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 25, 2024).
4.2		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 25, 2025)
4.3		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 17, 2025)
10.1	#*	Amended and Restated 2021 Equity Incentive Plan
10.2	#*	Amended and Restated 2018 Employee Stock Purchase Plan
31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*

Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on August 6, 2026 (furnished herewith).
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

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

VERASTEM, INC.
Date: August 6, 2026	By:	/s/ DANIEL W. PATERSON

Daniel W. Paterson
President and Chief Executive Officer
(Principal executive officer)

Date: August 6, 2026	By:	/s/ DANIEL CALKINS

Daniel Calkins
Chief Financial Officer
(Principal financial and accounting officer)