Form 10-Q
period 2026-09-30
Verastem, Inc.
filed 2026-11-05
CIK 1526119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR
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

As of November 2, 2026 there were 126,014,804 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “believe,” “estimate,” “forecast,” “goal,” “potentially,” “project,” and other words of similar meaning. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. Such statements relate to, among other things, the commercial success of our marketed product AVMAPKI® FAKZYNJA® CO-PACK (avutometinib capsules; defactinib tablets), the development and activity of our programs and product candidates, avutometinib (rapidly accelerated fibrosarcoma (“RAF”)/ mitogen-activated protein kinase kinase (“MEK”) program), defactinib (focal adhesion kinase (“FAK”) program), and VS-7375 (a selective oral KRAS G12D dual ON/OFF inhibitor), the structure and potential clinical value of our completed, planned and pending clinical trials, including the RAMP 201, RAMP 201J, RAMP 205, RAMP 301, TARGET-D 101, TARGET-D 201, TARGET-D 202, TARGET-D 203 and TARGET-D 301; the timing of commencing and completing trials, including topline data reports, our interactions with regulators; the timeline and indications for clinical development, regulatory submissions and the potential for and timing of commercialization of our product candidates; the potential for additional development programs involving our lead compound and the potential market opportunities thereof; the expected outcome and benefits of our collaboration with GenFleet Therapeutics (Shanghai), Inc. (“GenFleet”) and the estimated addressable markets for, and anticipated market opportunities of our drug candidates.

Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statement. Applicable risks and uncertainties include the risks and uncertainties, among other things, regarding: the success in the development and potential commercialization of our product candidates; the uncertainties inherent in research and development, such as negative or unexpected results of clinical trials; the occurrence or timing of applications for our product candidates that may be filed with regulatory authorities in any jurisdictions; whether and when regulatory authorities in any jurisdictions may approve applications that may be filed for our product candidates and, if approved, whether our product candidates will be commercially successful in such jurisdictions; the impact of current and future healthcare reforms, including those affecting the delivery of or payment for healthcare products and services; our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates; the scope, timing, and outcome of any legal proceedings; decisions by regulatory authorities regarding trial design, labeling and other matters that could affect the timing, availability or commercial potential of our product candidates; whether preclinical testing of our product candidates and preliminary or interim data from clinical trials will be representative of more mature data or predictive of the results or success of ongoing or later clinical trials; that the timing, scope and rate of reimbursement for our product candidates is uncertain; actions or advice of regulatory agencies to maintain regulatory approval of AVMAPKI FAKZYNJA CO-PACK; that the market opportunities of AVMAPKI FAKZYNJA CO-PACK are based on internal and third-party estimates which may prove to be incorrect; that third-party payors (including government agencies) may not reimburse; the Company’s pro forma cash position; uncertainties related to the regulatory and policy actions proposed and enacted by the current U.S. presidential administration that may adversely affect our business; that there may be competitive developments affecting our product candidates; that data may not be available when expected; that enrollment of clinical trials may take longer than expected; that our marketed products and product candidates may cause adverse safety events and/or unexpected concerns may arise from additional data or analysis, or result in unmanageable safety profiles as compared to their levels of efficacy; that we may be unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so; that we may not be able to confirm the results from the RAMP 201 study or expand the approved indication for AVMAPKI FAKZYNJA CO-PACK; that our product candidates may experience manufacturing or supply interruptions or failures; that any of our third-party contract research organizations, contract manufacturing organizations, clinical sites, or contractors, among others, who we rely on may fail to fully perform; that we face substantial competition, which may result in others developing or commercializing products before or more successfully than we do which could result in reduced market share or market potential for our product candidates; that the development and commercialization of our product candidates may take longer or cost more than planned, including as a result of conducting additional studies or our decisions regarding execution of such commercialization; that we may not have sufficient cash to fund our contemplated operations, including certain of our product development programs; that we may not attract and retain high quality personnel; that we or Pfizer, Inc. (“Pfizer”) may fail to fully perform under the license agreement covering certain Pfizer FAK inhibitors, including defactinib; that we or Chugai Pharmaceutical, Co. Ltd. (“Chugai”) may fail to fully perform under the avutometinib license agreement; that we or Secura Bio, Inc. (“Secura”) may fail to fully perform under the asset purchase agreement with Secura, including in relation to milestone payments; that we may not see a return on investment on the payments we have and may continue to make pursuant to the collaboration and option agreement with GenFleet or that GenFleet may fail to fully perform under the agreement; that we may not be able to establish new or expand on existing collaborations or partnerships, including with respect to in-licensing of our product candidates, on favorable terms, or at all; that we may be unable to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity, debt financing or otherwise; that we may not pursue or submit regulatory filings for our product candidates; and that our product candidates will not receive regulatory approval, become commercially successful products, or result in new treatment options being offered to patients. Other risks and uncertainties include those identified under the heading “Risk Factors” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 4, 2026, and in any subsequent filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Verastem, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$172,801	$204,990
Accounts receivable, net	9,874	8,813
Inventory	2,251	1,833
Grant receivable	200	200
Prepaid expenses and other current assets	14,250	7,577
Total current assets	199,376	223,413
Right-of-use asset, net	2,455	491
Restricted cash	241	—
Intangible assets, net	15,588	16,426
Other assets	11,977	6,112
Total assets	$229,637	$246,442
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,226	$12,448
Accrued expenses	70,749	53,981
Vendor financing arrangement, short-term	5,191	5,304
Lease liability, short-term	769	535
Current portion of long-term debt	6,393	—
Total current liabilities	103,328	72,268
Non-current liabilities:
Long-term debt	113,037	76,330
Vendor financing arrangement, long-term	1,250	5,000
Lease liability, long-term	1,921	—
Warrant liability	—	35,647
Total liabilities	219,536	189,245
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, 0 shares issued and outstanding at September 30, 2026 and at December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized, 94,469 and 77,740 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	9	8
Additional paid-in capital	1,310,912	1,216,958
Accumulated other comprehensive income	10,165	5,229
Accumulated deficit	(1,310,985)	(1,164,998)
Total stockholders’ equity	10,101	57,197
Total liabilities and stockholders’ equity	$229,637	$246,442

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$24,012	$11,242	$67,761	$13,379
Sale of COPIKTRA license and related assets	—	—	15,000	—
Total revenue	24,012	11,242	82,761	13,379
Operating expenses:
Cost of sales - product	3,666	1,670	10,200	1,988
Cost of sales - intangible amortization	279	290	838	418
Research and development	68,806	28,989	148,361	82,925
Selling, general and administrative	26,485	21,008	76,193	56,702
Total operating expenses	99,236	51,957	235,592	142,033
Loss from operations	(75,224)	(40,715)	(152,831)	(128,654)
Other expense	(56)	(37)	(168)	(186)
Interest income	765	1,182	3,170	2,964
Interest expense	(212)	(319)	(955)	(723)
Loss on debt extinguishment	—	—	—	(1,826)
Change in fair value of warrant liability	—	(55,881)	9,323	(37,977)
Change in fair value of Notes	4	(2,748)	(3,710)	(10,153)
Net loss before taxes	(74,723)	(98,518)	(145,171)	(176,555)
Income tax expense	—	—	(816)	—
Net loss	$(74,723)	$(98,518)	$(145,987)	$(176,555)
Net loss per share—basic	$(0.74)	$(1.35)	$(1.46)	$(2.73)
Net loss per share—diluted	$(0.74)	$(1.35)	$(1.55)	$(2.73)

Weighted average common shares outstanding used in computing net loss per share—basic	101,236	73,157	99,892	64,561
Weighted average common shares outstanding used in computing net loss per share—diluted	101,236	73,157	100,174	64,561

Net loss	$(74,723)	$(98,518)	$(145,987)	$(176,555)
Change in fair value of Notes attributable to instrument specific credit risk	2,122	2,745	4,936	(2,545)
Comprehensive loss	$(72,601)	$(95,773)	$(141,051)	$(179,100)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	(deficit)	equity
Balance at December 31, 2025	77,739,712	8	1,216,958	5,229	(1,164,998)	$57,197
Net Loss	—	—	—	—	(36,591)	(36,591)
Change in fair value of long-term debt attributable to instrument specific credit risk	—	—	—	3,396	—	3,396
Stock-based compensation expense	—	—	2,046	—	—	2,046
Issuance of common stock under Employee Stock Purchase Plan	10,240	—	38	—	—	38
Issuance of common stock resulting from vesting of restricted stock units	271,866	—	—	—	—	—
Issuance of common stock upon exercise of options	1,000	—	4	—	—	4
Issuance of common stock upon exercise of warrants	8,391,666	1	55,693	—	—	55,694
Issuance of common stock upon exercise of pre-funded warrants	1,428,571	—	—	—	—	—
Unrealized loss on available for sale securities	—	—	—	(7)	—	(7)
Balance at March 31, 2026	87,843,055	$9	$1,274,739	$8,618	$(1,201,589)	$81,777
Net Loss	—	—	—	—	(34,673)	(34,673)
Change in fair value of long-term debt attributable to instrument specific credit risk	—	—	—	(582)	—	(582)
Stock-based compensation expense	—	—	3,430	—	—	3,430
Issuance of common stock resulting from vesting of restricted stock units	129,847	—	—	—	—	—
Issuance of common stock upon exercise of options	9,375	—	27	—	—	27
Issuance of common stock upon exercise of pre-funded warrants	2,499,338	—	—	—	—	—
Unrealized gain on available for sale securities	—	—	—	7	—	7
Balance at June 30, 2026	90,481,615	$9	$1,278,196	$8,043	$(1,236,262)	$49,986
Net Loss	—	—	—	—	(74,723)	(74,723)
Change in fair value of long-term debt attributable to instrument specific credit risk	—	—	—	2,122	—	2,122
Stock-based compensation expense	—	—	3,711	—	—	3,711
Issuance of common stock resulting from at-the-market transactions	3,842,191	—	28,804	—	—	28,804
Issuance of common stock resulting from vesting of restricted stock units	93,779	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	15,111	—	49	—	—	49
Issuance of common stock from exercise of options	36,003	—	152	—	—	152
Balance at September 30, 2026	94,468,699	$9	$1,310,912	$10,165	$(1,310,985)	$10,101

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	(deficit)	equity (deficit)
Balance at December 31, 2024	44,784,350	$4	$926,630	$—	$(955,527)	$(28,893)
Net loss	—	—	—	—	(52,103)	(52,103)
Issuance of common stock resulting from vesting of restricted stock units	114,010	—	—	—	—	—
Stock-based compensation expense	—	—	1,788	—	—	1,788
Change in fair value of Notes attributable to instrument specific credit risk	—	—	—	6,639	—	6,639
Issuance of common stock resulting from at-the-market transactions	4,000,000	1	22,735	—	—	22,736
Issuance of common stock, net of issuance costs of $74K	1,416,939	—	7,426	—	—	7,426
Issuance of common stock upon exercise of warrants	1,166,666	—	9,952	—	—	9,952
Issuance of common stock under Employee Stock Purchase Plan	8,033	—	22	—	—	22
Balance at March 31, 2025	51,489,998	$5	$968,553	$6,639	$(1,007,630)	$(32,433)
Net loss	—	—	—	—	(25,934)	(25,934)
Issuance of common stock resulting from vesting of restricted stock units	483,644	—	—	—	—	—
Stock-based compensation expense	—	—	3,413	—	—	3,413
Change in fair value of Notes attributable to instrument specific credit risk	—	—	—	(1,349)	—	(1,349)
Issuance of common stock upon exercise of warrants	2,787,499	—	22,426	—	—	22,426
Issuance of common stock upon exercise of pre-funded warrants	2,499,665	—	—	—	—	—
Issuance of common stock upon conversion of Series A Preferred Stock	833,332	—	—	—	—	—
Issuance of common stock, and pre-funded warrants, net of issuance cost of $5,072	3,429,287	1	69,932	—	—	69,933
Balance at June 30, 2025	61,523,425	$6	$1,064,324	$5,290	$(1,033,564)	$36,056
Net loss	—	—	—	—	(98,518)	(98,518)
Change in fair value of Notes attributable to instrument specific credit risk	—	—	—	(2,745)	—	(2,745)
Stock-based compensation expense	—	—	2,178	—	—	2,178
Issuance of common stock from exercise of options	6,424	—	44		—	44
Issuance of common stock upon exercise of warrants	5,166,666	1	47,429		—	47,430
Issuance of common stock resulting from vesting of restricted stock units	44,023	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	8,308	—	29	—	—	29
Balance at September 30, 2025	66,748,846	$7	$1,114,004	$2,545	$(1,132,082)	$(15,526)

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2026	2025
Operating activities
Net loss	$(145,987)	$(176,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	12
Amortization of acquired intangible assets	838	418
Non-cash operating lease cost	191	(62)
Stock-based compensation expense	9,187	7,379
Amortization of deferred financing costs, debt discounts and premiums and discounts on available-for-sale marketable securities	(235)	29
Change in fair value of warrant liability	(9,323)	37,977
Non-cash change in fair value of Notes	(1,948)	5,670
Loss on debt extinguishment	—	1,826
Changes in operating assets and liabilities:
Accounts receivable, net	(1,061)	(6,716)
Inventory	(418)	(1,794)
Prepaid expenses, other current assets and other assets	(12,779)	(1,898)
Accounts payable	7,778	4,518
Accrued expenses and other liabilities	24,139	21,641
Net cash used in operating activities	(129,618)	(107,555)
Investing activities
Purchases of intangible assets	(7,500)	(8,279)
Purchases of investments	(16,015)	—
Maturities of investments	16,250	—
Net cash used in investing activities	(7,265)	(8,279)
Financing activities
Proceeds from the issuance of common stock and pre-funded warrants, net	28,804	100,095
Repayment of vendor financing arrangement	(3,750)	—
Proceeds from exercise of warrants	29,371	31,923
Proceeds from long-term debt	50,000	75,000
Repayment of long-term debt	—	(42,580)
Proceeds from insurance premium financing	736	1,180
Payments on insurance premium financing	(736)	(992)
Proceeds from the exercise of stock options and employee stock purchase program	269	96
Net cash provided by financing activities	104,694	164,722
(Decrease) increase in cash, cash equivalents and restricted cash	(32,189)	48,888
Cash, cash equivalents and restricted cash at beginning of period	205,231	89,059
Cash, cash equivalents and restricted cash at end of period	$173,042	$137,947
Supplemental disclosure of non-cash investing and financing activities
Conversion of warrant liability into additional paid-in capital upon warrant exercise	$26,324	$47,884
Purchases of intangible asset in accounts payable and accrued expenses	$—	$8,844
Right of use assets obtained in exchange for operating lease liabilities	$2,515	$—

See accompanying notes to the condensed consolidated financial statements.

Verastem, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of business

Verastem, Inc. (the “Company”) is a biopharmaceutical company committed to the development and commercialization of new medicines to improve the lives of patients diagnosed with rat sarcoma (“RAS”)/ mitogen-activated protein kinase (“MAPK”) pathway-driven cancers. On May 8, 2025, the U.S. Food and Drug Administration (the “FDA”) approved AVMAPKI FAKZYNJA CO-PACK (avutometinib capsules; defactinib tablets) for the treatment of adult patients with Kirsten rat sarcoma viral oncogene homolog (“KRAS”) mutant (“KRAS mt”) recurrent low-grade serous ovarian cancer (“LGSOC”) who received prior systemic therapy. The Company markets AVMAPKI FAKZYNJA CO-PACK in the United States. The Company’s pipeline is focused on novel small molecule drugs that inhibit critical signaling pathways in cancer that promote cancer cell survival and tumor growth, including RAF/MEK inhibition, FAK inhibition and KRAS G12D inhibition.

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

As of September 30, 2026, the Company had cash, cash equivalents, and investments of $172.8 million. In accordance with applicable accounting standards, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date of the issuance of these condensed consolidated financial statements. The Company expects its existing cash resources plus the proceeds from the Offering in October 2026 (see Note 21. Subsequent events), along with the revenue it expects to generate from sales of AVMAPKI FAKZYNJA CO-PACK will be sufficient to fund its planned operations through 12 months from the date of issuance of these condensed consolidated financial statements.

As of June 30, 2026, the Company had concluded that there was substantial doubt about its ability to continue as a going concern primarily due to anticipated operating losses for the foreseeable future. The Company continues to incur operating costs to execute its strategic plan, including costs related to research and development of its product candidates and commercial execution activities. The Company’s increased cash and cash equivalents position as of September 30, 2026 plus net proceeds received from the Offering in October 2026 alleviated the substantial doubt.

The Company expects to finance its operations with its existing cash, cash equivalents and investments, through future net product revenues, through potential future milestones and royalties received pursuant to the Company’s Asset Purchase Agreement (“Secura APA”) with Secura, through a future potential issuance of Notes pursuant to the Company’s Note Purchase Agreement (as defined herein) (see Note 10. Debt), or through other strategic financing opportunities that could include, but are not limited to collaboration agreements, offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional capital or generate sufficient revenue from its commercialization activities in the future, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 under the assumption that the Company will continue as a going concern for the next twelve months. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, nor do they include any adjustments that might result from the uncertainty related to the Company’s ability to continue as a going concern. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 4, 2026.

Significant Accounting Policies

The significant accounting policies are described in Note 2. Significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the nine months ended September 30, 2026, there were no material changes to the significant accounting policies.

Recently issued accounting standards updates

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on its condensed consolidated financial statements and related disclosures.

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

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents, investments and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. The Company mitigates this risk by maintaining its cash, cash equivalents and investments with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of September 30, 2026, the Company’s cash, cash equivalents and investments were deposited at four financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

As of September 30, 2026 there were five customers that cumulatively comprised 100% of the Company’s trade accounts receivable balance and two customers that cumulatively accounted for more than 65% of the Company’s trade accounts receivable balance. The Company assesses the creditworthiness of all its customers and sets and reassesses customer credit limits to assess the collectability of trade accounts receivable. Based on the Company’s latest assessment of the collectability of its accounts receivable, an allowance for credit losses is not deemed necessary at September 30, 2026.

For each of the three and the nine months ended September 30, 2026, there were two customers who each individually accounted for greater than 10% of the Company’s product revenue, net. These two customers accounted for revenues of $20.2 million and $57.4 million for the three and nine months ended September 30, 2026, respectively. In addition, for the three and nine months ended September 30, 2026, the Company recognized $0 and $15.0 million related to the sale of COPIKTRA license and related assets revenue, respectively, upon Secura achieving cumulative worldwide net sales of $200.0 million. Refer to Note 18. License, collaboration and commercial agreements for a detailed discussion of the Secura APA.

Proceeds from Grants

In May 2022, the Company was awarded the “Therapeutic Accelerator Award” grant from Pancreatic Cancer Action Network (“PanCAN”) for up to $3.8 million (the “PanCAN Grant”). In August 2022, PanCAN agreed to provide the Company with an additional $0.5 million for the collection and analysis of patient samples. The grant is supporting a Phase 1b/2 clinical trial of GEMZAR (gemcitabine) and ABRAXANE (nab-paclitaxel) in combination with avutometinib and defactinib entitled RAMP 205. The RAMP 205 trial is evaluating whether combining avutometinib (to target KRAS mutant, which is found in more than 90% of pancreatic adenocarcinomas) and defactinib (to reduce stromal density and adaptive resistance to avutometinib) to the standard GEMZAR/ABRAXANE regimen improves outcomes for patients with such pancreatic cancers. The Company recognizes grants as contra research and development expense in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the Company recognizes as expenses the related costs for which the grants are intended to compensate. Eligible expenses incurred in excess of grant payments received up to the total amount of the PanCAN Grant are recorded as a grant receivable. Through September 30, 2026, the Company has received $4.1 million of cash proceeds, which were initially recorded as deferred liabilities on the balance sheet. The Company did not record any proceeds as a reduction of research and development expense for the nine months ended September 30, 2026 and September 30, 2025, respectively. As of September 30, 2026, and December 31, 2025, the Company recorded a grant receivable of $0.2 million related to the PanCAN Grant in the condensed consolidated balance sheets.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$172,801	$204,990
Restricted cash	241	241
Total cash, cash equivalents and restricted cash	$173,042	$205,231

Amounts included in restricted cash as of September 30, 2026 and December 31, 2025 represent cash held to collateralize outstanding letters of credit provided as a security deposit for the Company’s office space located in Needham, Massachusetts in the amount of $0.2 million. The letters of credit are included in non-current restricted cash as of September 30, 2026, and in prepaid expenses and other current assets on the condensed consolidated balance sheets as of December 31, 2025.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2026
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$114,894	$114,894	$—	$—
Total financial assets	$114,894	$114,894	$—	$—
Financial liabilities
Initial Notes	$73,067	$—	$—	$73,067
Revenue Notes	$46,363	$—	$—	$46,363
Total financial liabilities	$119,430	$—	$—	$119,430

	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$106,830	$106,830	$—	$—
Total financial assets	$106,830	$106,830	$—	$—
Financial liabilities
Warrant liability	$35,647	$—	$—	$35,647
Initial Notes	$76,330	$—	$—	$76,330
Total financial liabilities	$111,977	$—	$—	$111,977

The Company’s financial assets consist of cash equivalents, including U.S. Government money market funds and short-term investments comprised of commercial paper. The financial assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2026, or December 31, 2025.

Warrant Liability

A warrant liability was recorded as a result of the July 2024 Offering (as defined herein) (see Note 15. Capital Stock). The fair value measurement of the warrant liability was classified as Level 3 under the fair value hierarchy. The fair value of the warrant liability at inception was determined using the Black-Scholes valuation model. The inputs to the Black-Scholes valuation model include the risk-free rate, stock price volatility, expected dividends and remaining term. Significant increases or decreases in any of those inputs in isolation could have resulted in a significantly lower or higher fair value measurement. During the first quarter of 2026, all outstanding Warrants were either exercised or expired. As a result, no Warrants remained outstanding as of September 30, 2026. The Company marked the warrant liability to fair value at the exercise date using the Black-Scholes model and reclassified the warrant liability to equity upon exercise. No further fair value measurements using the Black-Scholes model were required.

Below are the inputs used to value the warrant liability at December 31, 2025:

December 31, 2025
Risk-free interest rate	3.74%
Volatility	53%
Dividend yield	—
Remaining term (years)	0.1

The following table represents a reconciliation of the warrant liability (in thousands):

December 31, 2025	$35,647
Fair value of warrants exercised	(26,324)
Fair value adjustment	(9,323)
September 30, 2026	$—

Note Purchase Agreement

The Company elected the fair value option under Accounting Standards Codification (“ASC”) 825 for the Initial Notes and the Revenue Notes issued pursuant to the Note Purchase Agreement (see Note 10. Debt). Each series is measured at fair value on a recurring basis. Both measurements are classified within Level 3 of the fair value hierarchy because they incorporate significant unobservable inputs.

Initial Notes

The Company determined the fair value of the Initial Notes utilizing a discounted cash flow model of estimated future payments including interest, principal, Repayment Amount and Revenue Participation Payments (each as defined in the Note Purchase Agreement) (see Note 10. Debt) utilizing a discount rate calculated as the term matched risk-free rate plus credit spread. The fair value of the Initial Notes at September 30, 2026 and December 31, 2025 was $73.1 million and $76.3 million, respectively. The fair value of the Initial Notes as of September 30, 2026 and December 31, 2025 differed from the contractual principal amount of $75.0 million by ($1.9) million and $1.3 million, respectively. Significant increases or decreases in any of these inputs in isolation could result in a significantly lower or higher fair value measurement.

Revenue Notes

The Company determined the fair value of the Revenue Notes using a Monte Carlo simulation under the income approach. The model simulates future product revenue in a risk-neutral framework and calculates payments under the contractual terms, including Revenue Payments, potential Contingent Make-Whole Payment and other applicable repayment provisions (each as defined in the Note Purchase Agreement) (see Note 10. Debt). The simulated payments are discounted using term-matched risk-free rates plus a credit spread, and the valuation reflects the average present value across the simulated outcomes. Significant unobservable inputs for the Revenue Notes include projected product revenue, regulatory approval probabilities, revenue volatility, revenue risk premium and the Company’s credit spread. The fair value of the Revenue Notes was determined to be $46.4 million at September 30, 2026. Significant increases or decreases in any of these inputs in isolation could result in a significantly lower or higher fair value measurement.

5. Investments

Cash, cash equivalents, restricted cash and investments consist of the following (in thousands):

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$173,042	$—	$—	$173,042
Total cash, cash equivalents & restricted cash	$173,042	$—	$—	$173,042

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash, cash equivalents & restricted cash:
Cash and money market accounts	$205,231	$—	$—	$205,231
Total cash, cash equivalents & restricted cash	$205,231	$—	$—	$205,231

There were no realized gains or losses on investments for the three or nine months ended September 30, 2026 or September 30, 2025. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the

Company's investments. Accrued interest receivable of $0.1 million and $0.2 million is presented within prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. There were no debt securities in an unrealized loss position as of September 30, 2026 or December 31, 2025.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025

Accrued clinical trial expenses	$32,734	$14,338
Accrued milestone payments and royalties	3,562	11,767
Accrued compensation and related benefits	8,617	10,860
Accrued commercialization costs	7,766	8,205
Accrued contract manufacturing expenses	11,442	3,224
Accrued other research and development expenses	2,000	3,015
Accrued consulting fees	2,251	1,287
Accrued professional fees	609	793
Accrued other	1,768	492
Total accrued expenses	$70,749	$53,981

7. Product revenue reserves and allowances

Since 2025, the Company’s sole source of product revenue has been from sales of AVMAPKI FAKZYNJA CO-PACK in the United States. The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2026 (in thousands):

	Trade	Third Party Payer	Government
	discounts	chargebacks,	rebates and
	and	discounts	other
	allowances	and fees	incentives	Returns	Total
Balance at December 31, 2025	$236	$252	$3,025	$376	$3,889
Provision related to sales in the current year	1,880	1,273	9,650	368	13,171
Adjustments related to prior period sales	—	—	(193)	—	(193)
Credits and payments made	(1,874)	(1,226)	(7,632)	(52)	(10,784)
Ending balance at September 30, 2026	$242	$299	$4,850	$692	$6,083

Trade discounts and payer chargebacks and discounts are recorded as a reduction to accounts receivable, net on the condensed consolidated balance sheets. Trade allowances and payer fees, government rebates, other incentives and returns are recorded as a component of accrued expenses on the condensed consolidated balance sheets.

8. Inventory

Inventory consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$91	$—
Work in process	1,440	1,797
Finished goods	720	36
Total inventory	$2,251	$1,833

At September 30, 2026, all of the Company’s inventory was related to AVMAPKI and FAKZYNJA. In May 2025, the FDA approved AVMAPKI FAKZYNJA CO-PACK, at which time the Company began to capitalize costs to manufacture AVMAPKI FAKZYNJA CO-PACK. Prior to FDA approval of AVMAPKI FAKZYNJA CO-PACK, all costs related to the manufacturing of AVMAPKI and FAKZYNJA and related material were charged to research and development expense in the period incurred. At September 30, 2026, the Company determined that a reserve related to inventory was not required.

9. Intangible Assets

The Company’s intangible assets consist of the following (in thousands):

	September 30, 2026	Weighted-Average Remaining Amortization Period (Years)
Acquired and in-licensed rights	$17,124	14.0
Less: accumulated amortization	(1,536)
Total intangible assets, net	$15,588

The Company's finite-lived intangible assets are the result of milestone payments due under the Pfizer Agreement (defined herein) and the License Agreement (defined herein). Refer to Note 18. License, collaboration and commercial agreements for further discussion of the Pfizer Agreement and License Agreement.

The Company recorded approximately $0.3 million and $0.8 million in cost of sales – intangible amortization expense related to finite-lived intangible assets during the three and nine months ended September 30, 2026, using straight-line methodology. Estimated future cost of sales – intangible amortization expense for finite-lived intangible assets as of September 30, 2026 is as follows (in thousands):

Year ending December 31,	Amount
2026	279
2027	1,117
2028	1,117
2029	1,117
2030	1,117
Thereafter	10,841
Total future amortization	$15,588

10. Debt

Note Purchase Agreement (Oberland)

On August 6, 2026 (the “Amendment Closing Date”), the Company entered into Amendment No. 3 (the “Third Amendment”) to that certain Note Purchase Agreement, dated as of January 13, 2025 (the “Original Closing Date”), as previously amended by Amendment No. 1 dated as of October 31, 2025 and Amendment No. 2 dated as of March 2, 2026 (as so amended, the “Note Purchase Agreement”) by and among the Company, certain funds managed by Oberland Capital Management LLC (together with other purchasers party thereto from time to time, the “Purchasers”) and RGCM SA LLC, as purchaser agent.

The Third Amendment amends the financing arrangement under the Note Purchase Agreement by establishing two separate series of senior secured notes: (i) the notes previously issued in an initial aggregate principal amount of $75.0 million previously issued on the Original Closing Date in connection with the first purchase under the Note Purchase Agreement (the “Initial Notes”), and (ii) a new series of notes to be issued in two tranches under the Note Purchase Agreement with an aggregate purchase price of up to $75.0 million (the “Revenue Notes”) (the Initial Notes and

Revenue Notes, together, the “Notes”). The establishment of the Revenue Notes replaces the previous conditional second and third tranches of $25.0 million principal amount of Initial Notes and $50.0 million principal amount of Initial Notes, respectively.

➢	Initial Notes

On the Original Closing Date, the Company entered into a Note Purchase Agreement with the Purchasers, pursuant to which the Company could sell to the Purchasers, and the Purchasers could buy from the Company, Initial Notes in an aggregate principal amount not to exceed $150.0 million. Following the Third Amendment, the aggregate principal amount of Initial Notes that may be issued under the Note Purchase Agreement may not exceed $75.0 million. On the Original Closing Date, the Company issued and sold an Initial Note in an aggregate principal amount of $75.0 million. In addition, prior to the Third Amendment, the Company could have issued additional notes with aggregate principal amount of up to $75.0 million as follows:

i.	at the option of the Company, a second purchase (the “Second Purchase”) of $25.0 million principal amount of Initial Notes, at any time prior to December 31, 2025, upon the FDA’s approval sufficient for the promotion and sale of avutometinib and defactinib for the treatment of LGSOC and subject to certain other customary conditions precedent. In March 2026, the Company amended the Note Purchase Agreement to extend the date by which the Company may draw down the Second Purchase from December 31, 2025 to June 30, 2026. As of June 30, 2026 the Company did not effect the Second Purchase and therefore the Second Purchase expired.
ii.	at the option of the Company, a third sale (the “Third Sale”) of up to $50.0 million principal amount of Initial Notes, at any time prior to December 31, 2026, provided that trailing six-month worldwide net sales of avutometinib and defactinib are at least $55.0 million and subject to certain other customary conditions precedent. The Third Sale was not exercised and was replaced by the Revenue Notes pursuant to the Third Amendment.

The Initial Notes bear interest at a rate per annum equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, subject to adjustment in certain circumstances set forth in the Note Purchase Agreement and an overall cap of 9.75%, payable quarterly in arrears until the seventh anniversary of the Original Closing Date or the date on which all amounts owing to the Purchasers under the Note Purchase Agreement have been paid in full (the “Initial Notes Maturity Date”). For the first eight (8) quarters following the Original Closing Date, at the Company’s option, up to 50% of the interest due may be paid-in-kind and added to the then-outstanding principal balance of the Initial Notes. Through September 30, 2026, the Company has not elected to defer any interest through its paid-in-kind option. Upon the occurrence and during the continuance of an Event of Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement, the then-applicable interest rate on all outstanding obligations may be increased by an additional 5.00%.

Beginning on January 13, 2025 and continuing until the Initial Notes Maturity Date, the Purchasers will receive 1.00% (the “Revenue Participation Percentage”) of the first $100.0 million of net sales of Included Products (as defined in the Note Purchase Agreement) by the Company or its affiliates or licensees in each calendar year, payable quarterly. “Included Products” is defined in the Note Purchase Agreement to include (a) avutometinib and defactinib, including any product that contains either one of the foregoing in combination with any other active ingredient(s), and (b) all other compounds, chemical entities or pharmaceutical products being designed, developed, licensed, manufactured or commercialized by the Company or its subsidiaries from time to time. The Revenue Participation Percentage will remain fixed at 1.00% following the Third Amendment as neither the Second Purchase nor the Third Sale was exercised prior to their replacement by the Revenue Notes. The outstanding principal amount of the Initial Notes, interest accrued thereon and any other amounts owing to the Purchasers under the Note Purchase Agreement will be due in two equal installments on (a) the sixth anniversary of the Original Closing Date, and (b) the Initial Notes Maturity Date.

All of the Initial Notes may be redeemed prior to the Initial Notes Maturity Date at the option of the Company, subject to payment of the Repayment Amount for the Initial Notes (as defined in the Note Purchase Agreement).

The Purchasers may demand redemption of the Initial Notes prior to the Initial Notes Maturity Date in the event of a Change of Control (as defined in the Note Purchase Agreement) of the Company or an Event of Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement, subject to payment of the Repayment Amount for the Initial Notes. The Repayment Amount for the Initial Notes is due at the earlier of the Initial Notes Maturity Date and when payment of all obligations under the Note Purchase Agreement are otherwise due. The Repayment Amount for the Initial Notes is (a) 135% of the principal amount of the Initial Notes if redemption occurs before the second anniversary of the Original Closing Date upon a Change of Control; (b) if the preceding clause (a) does not apply, 175% of the principal amount of the Initial Notes if redemption occurs on or prior to the third anniversary of the Original Closing Date; and (c) thereafter, 195% of the principal amount of the Initial Notes if redemption occurs after the third anniversary of the Original Closing Date, minus, in each case, the sum of regularly scheduled interest paid in cash, payments of principal in cash, and payments of revenue participation in cash prior to such redemption date.

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

The Company assessed the terms and features of the Initial Notes and determined that the Company is eligible to elect the fair value option under ASC 825, Financial Instruments. The Initial Notes contain various embedded features and the election of the fair value option allows the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issuance date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Initial Notes, which include accrued interest, if any, are recorded as a component of change in fair value of Notes in the condensed consolidated statements of operations. The Company has not elected to present interest expense separately from changes in fair value and therefore will not separately present interest expense associated with the Initial Notes. Changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss within the condensed statements of equity (deficit). The portion of total changes in fair value of Notes attributable to changes in instrument-specific credit risk is determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and is presented as a component of comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive loss. The change in fair value attributable to instrument specific credit risk recorded during the nine months ended September 30, 2026, September 30, 2025 and cumulatively life to date for the debt was a decrease of $2.3 million, $2.5 million and $7.5 million, respectively. Under the fair value option, debt issuance costs are expensed as incurred.

The following table reconciles the change in fair value of the Initial Notes during the nine months ended September 30, 2026 (in thousands):

Beginning fair value balance at December 31, 2025	$76,330
Change in fair value reported in statements of operations	4,234
Change in fair value reported in comprehensive loss	(2,266)
Interest and revenue participation payments	(5,231)
Ending fair value at September 30, 2026	$73,067

As of September 30, 2026, future principal payments under the Initial Notes are due as follows (in thousands):

2026	—
2027	—
2028	—
2029	—
2030	—
2031	37,500
2032	37,500
Total principal payments	$75,000

➢	Third Amendment – Revenue Notes

The Third Amendment provides for:

i.	an initial tranche of $50.0 million of Revenue Notes, which was issued on August 28, 2026 (the “Revenue Notes Second Purchase”) following satisfaction of certain customary conditions precedent; and

ii.	at the option of the Company, a second tranche of $25.0 million principal amount of Revenue Notes (the “Revenue Notes Third Purchase”), at any time on or prior to May 15, 2027, provided that worldwide net sales of avutometinib and defactinib are at least $40.0 million for the calendar quarter ended immediately prior to the Revenue Notes Third Purchase and subject to certain other customary conditions precedent. The Company’s ability to complete the Revenue Notes Third Purchase terminates on the earliest of May 15, 2027, a change of control of the Company and the redemption or repurchase in full of all Notes.

The Revenue Notes are a separate series of Notes which, rather than bearing fixed interest, entitle the Purchasers to quarterly payments (the “Revenue Payments”) equal to the “Revenue Payment Percentage” of net sales of the Company’s products that combine avutometinib and defactinib for such fiscal quarter, including any monetary damages recovered from a third party in any action brought for such third party’s infringement of any intellectual property related to such products, but only to the extent such damages are awarded for lost sales of the product and are net of specified enforcement expenses and amounts required to be allocated to licensors or sublicensees. The Revenue Payment Percentage will initially be 4.50%. If the total Revenue Payments are equal to or greater than 100% of the then total purchase price paid by the Purchasers for all Revenue Notes (the “Funded Amount”) (such condition, the “Test Date Condition”) as of December 31, 2031 (the “Test Date”), the Revenue Payment Percentage will automatically decrease to 1.75% after the Test Date. If the Test Date Condition is not satisfied by the Test Date, the Purchasers will be entitled to a one-time contingent make-whole payment from the Company (the “Contingent Make-Whole Payment”) in an amount equal to 100% of the Funded Amount as of the Test Date less the total Revenue Payments made by the Company as of the Test Date.

The maturity date for the Revenue Notes is June 30, 2033 (the “Revenue Notes Maturity Date”). All of the Revenue Notes may be redeemed prior to the Revenue Notes Maturity Date at the option of the Company, subject to payment of the “Repayment Amount for the Revenue Notes” (as defined in the Note Purchase Agreement). If the Revenue Notes are redeemed or repaid, the Repayment Amount for the Revenue Notes will be: (a) 135% of the Funded Amount if redemption occurs on or prior to the first anniversary of the date of the Revenue Notes Second Purchase (the “Revenue Notes Second Purchase Date”) upon a change of control of the Company; (b) 150% of the Funded Amount if clause (a) does not apply and redemption occurs on or prior to the first anniversary of the Revenue Notes Second Purchase Date upon a sale or exclusive license by the Company of all or substantially all intellectual property relating to the Primary Product (as defined in the Note Purchase Agreement) within the United States; (c) 150% of the Funded Amount if clauses (a) and (b) do not apply and the Repayment Amount for the Revenue Notes is paid on or prior to the Test Date and the Test Date Condition has been met; (d) 165% of the Funded Amount if clauses (a), (b) and (c) do not apply and redemption occurs on or prior to the third anniversary of the Revenue Notes Second Purchase Date; and (e) 185% of the Funded Amount (the “Cap Amount”) if clauses (a), (b) and (c) do not apply and redemption occurs after the third anniversary of the Revenue Notes Second Purchase Date (provided that the Cap Amount decreases to 150% of the Funded Amount following the Test Date if the Test Date Condition has been met), minus, in each case, total Revenue Payments, any Contingent Make-Whole Payment, and all payments of original issue discount in respect of the Revenue Notes paid in cash prior to such date. In the event of any voluntary prepayment of the Revenue Notes upon the sale or exclusive license (other than a Permitted License (as defined in the Note Purchase Agreement)) of all or substantially all intellectual property relating to the Primary Product within the United States, a portion of the Repayment Amount for the Revenue Notes in an amount not to exceed 25% of the Funded Amount may, at the option of the Company, be paid in shares of the Company’s common stock, subject to certain conditions and limitations.

The Note Purchase Agreement, as amended, has no financial covenants. The Revenue Notes are subject to the same customary affirmative and negative covenants described above with regard to the Initial Notes (including limits on asset sales, mergers, debt, liens, dividends, stock repurchases and investments, subject to exceptions) and share in the first-priority security interest, subject to permitted liens, on substantially all assets of the Company and its subsidiaries, including intellectual property related to avutometinib and defactinib. Upon an Event of Default, the Purchasers may require immediate payment of all outstanding obligations, including the applicable Repayment Amount for the Initial Notes and the applicable Repayment Amount for the Revenue Notes.

The Company assessed the terms and features of the Third Amendment and determined that the Initial Notes and the Revenue Notes are separate freestanding financial instruments.

The Company assessed the terms and features of the Revenue Notes and determined that the Company is eligible to elect the fair value option under ASC 825. The Revenue Notes contain various embedded features, including the Revenue Payments, the Contingent Make-Whole Payment and the Repayment Amount for the Revenue Notes provisions, and the election of the fair value option allows the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the Revenue Notes were initially measured at their fair value on August 28, 2026, (the “Funding Date”), which the Company determined to be equal to the transaction price of $50.0 million. The Revenue Notes will subsequently be remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Revenue Notes are recorded as a component of change in fair value of Notes in the condensed consolidated statements of operations. The Company has not elected to present interest expense separately from changes in fair value and therefore does not separately present interest expense associated with the Revenue Notes. Changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss within the condensed consolidated statements of equity (deficit). The portion of total changes in fair value of the Revenue Notes attributable to changes in instrument-specific credit risk is determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and is presented as a component of comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive loss. The change in fair value attributable to instrument-specific credit risk recorded during the period from the Funding Date through September 30, 2026 was a decrease of $2.7 million. Under the fair value option, debt issuance costs are expensed as incurred. As of September 30, 2026, the Company has made cumulative payments under the Revenue Notes totaling $0.4 million.

The following table reconciles the change in fair value of the Revenue Notes from August 28, 2026 through September 30, 2026 (in thousands):

Beginning fair value balance at August 28, 2026	$50,000
Change in fair value reported in statements of operations	(524)
Change in fair value reported in comprehensive loss	(2,670)
Revenue Payments	(443)
Ending fair value at September 30, 2026	$46,363

The fair value of the Revenue Notes is recorded as $6.4 million in current portion of long-term debt and $40.0 million in long-term debt as of September 30, 2026. The current portion represents the present value of expected payments within twelve months of September 30, 2026.

Loan Agreement (Oxford)

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

The following table sets forth total interest expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Contractual Interest	$212	$319	$955	$694
Amortization of debt discount and issuance costs	—	—	—	29
Amortization of Final Payment Fee	—	—	—	—
Total	$212	$319	$955	$723

11. Leases

On April 15, 2014, the Company entered into a lease agreement for approximately 15,197 square feet of office and laboratory space in Needham, Massachusetts. The lease term commenced on April 15, 2014 and it was scheduled to expire on September 30, 2019. Effective February 15, 2018, the Company amended its lease agreement to relocate within the facility to another location consisting of 27,810 square feet of office space (the “February 2018 Amended Lease Agreement”). The February 2018 Amended Lease Agreement extended the expiration date of the lease from September 2019 through June 2025. Pursuant to the February 2018 Amended Lease Agreement, the initial annual base rent amount was approximately $0.7 million, which increased during the lease term to $1.1 million for the last 12-month period. Effective November 1, 2024, the Company amended the February 2018 Amended Lease Agreement to extend the expiration date from June 2025 to June 2026 (the “November 2024 Amended Lease Agreement”). The payment terms of the November 2024 Amended Lease Agreement are $1.1 million per annum through the expiration date in June 2026. Effective March 12, 2026, the Company amended the November 2024 Amended Lease Agreement to extend the expiration date from June 2026 to September 2029 (the “March 2026 Amended Lease Agreement”). The payment terms of the March 2026 Amended Lease Agreement are $0.8 million per annum for the initial annual base rent, increasing during the lease term to $1.1 million for the last 12 month period. As a result of the March 2026 Amended Lease Agreement, the Company recorded an incremental $2.5 million right-of-use asset and corresponding lease liability during the nine months ended September 30, 2026.

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

As of September 30, 2026, a right-of-use asset of $2.5 million and lease liability of $2.7 million are reflected on the condensed consolidated balance sheets. The elements of lease expense were as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Lease Expense
Operating lease expense	$246	$255	$737	$756
Total Lease Expense	$246	$255	$737	$756
Other Information - Operating Leases
Operating cash flows paid for amounts included in measurement of lease liabilities	$—	$273	$546	$819

September 30, 2026
Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	3.0
Weighted average discount rate	11.5%
Maturity Analysis
2026	257
2027	1,036
2028	1,064
2029	813
Total	$3,170
Less: Present value discount	(480)
Lease Liability	$2,690

12. Notes Payable

In February 2026, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the agreement, AFCO loaned the Company the principal amount of $0.7 million which accrues interest at 7.9% per annum, to fund a portion of the Company’s insurance policies. Pursuant to the agreement, the Company is required to make monthly payments of $0.1 million, including principal and interest, through August 2026. The agreement assigns AFCO a first priority lien and security interest in the financed insurance policies. There was no outstanding balance as of September 30, 2026 and December 31, 2025, for the note payable previously recorded on the condensed consolidated balance sheet.

13. Vendor Financing Arrangement

The Company and IQVIA, Inc. (“IQVIA”) entered into a master services agreement (“IQVIA Master Services Agreement”) for the Company’s strategic collaboration with IQVIA to leverage IQVIA’s infrastructure and established commercialization solutions to complement the Company’s launch strategy for AVMAPKI FAKZYNJA CO-PACK in patients with KRAS mutant recurrent LGSOC. Pursuant to the IQVIA Master Services Agreement, the Company has extended payment terms with respect to a portion of the services provided and has recorded a vendor financing arrangement liability of $6.4 million and $10.3 million as of September 30, 2026 and December 31, 2025, respectively. The Company expects to pay the amounts recorded as vendor financing arrangement liabilities during 2026 and 2027.

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

The table below is a summary of segment net loss including significant segment expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$24,012	$11,242	$67,761	$13,379
Sale of COPIKTRA license and related assets	—	—	15,000	—
Expenses:
Cost of sales - product	3,666	1,670	10,200	1,988
Cost of sales - intangible amortization	279	290	838	418
Research and development expenses(1)	67,376	28,412	144,797	80,938
Commercial expenses(1)	12,440	9,594	34,215	22,282
Medical affairs expenses(1)	4,255	3,047	11,830	7,615
General and administrative expenses(1)	7,397	6,764	23,208	21,414
Stock-based compensation expense	3,711	2,178	9,187	7,379
Depreciation expense	—	2	—	12
Interest income	(765)	(1,182)	(3,170)	(2,964)
Interest expense	212	319	955	723
Loss on debt extinguishment	—	—	—	1,826
Change in fair value of warrant liability	—	55,881	(9,323)	37,977
Change in fair value of Notes	(4)	2,748	3,710	10,153
Other segment items(2)	168	37	1,485	173
Income tax expense	—	—	816	—
Net loss	$(74,723)	$(98,518)	$(145,987)	$(176,555)

(1)	This category is exclusive of non-cash stock-based compensation and severance expense.
(2)	Other segment items primarily include severance expense and transaction losses and gains due to foreign currency fluctuations.

15. Capital stock

November 2025 Public Offering

On November 13, 2025, the Company entered into an underwriting agreement with several underwriters to sell in a public offering 8,543,794 shares of the Company’s common stock, at a price to the public of $7.25 per share, less the underwriting discounts and commissions, and, in lieu of shares of common stock to certain investors, pre-funded warrants (the “November 2025 Pre-Funded Warrants”) to purchase up to an aggregate of 3,870,000 shares of common stock at a price to the public of $7.2499 per share of common stock underlying a pre-funded warrant, which represents the per share public offering price for the shares of common stock less the $0.0001 per share exercise price for each such share of common stock underlying a November 2025 Pre-Funded Warrant (the “November 2025 Public Offering”). Furthermore, as part of the underwriting agreement, Greenshoe Options (“November 2025 Overallotment Options”) were granted to the underwriters to purchase up to an aggregate of 1,862,069 shares of the Company’s common stock, par value $0.0001 per share, at a price to the underwriters of $7.25 per share, less the underwriting discounts and commissions. On November 14, 2025, the underwriters exercised the November 2025 Overallotment Options in full and the Company issued 1,862,069 additional shares of common stock at the price of $7.25 per share.

The exercise price of each November 2025 Pre-Funded Warrant equals $0.0001 per underlying share of common stock. The exercise price and the number of shares of common stock issuable upon exercise of each November 2025 Pre-

Funded Warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the Company’s common stock. The November 2025 Pre-Funded Warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the November 2025 Pre-Funded Warrants are fully exercised. The November 2025 Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed a specified beneficial ownership limitation.

The November 2025 Pre-Funded Warrants cannot require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the November 2025 Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the November 2025 Pre-Funded Warrants are classified as a component of permanent equity. The net proceeds of the November 2025 Public Offering were approximately $96.9 million, after deducting underwriting fees and other expenses. 3,870,000 November 2025 Pre-Funded Warrants remain outstanding as of September 30, 2026.

April 2025 Private Placement

On April 25, 2025, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “PIPE Investors”), pursuant to which the Company sold to the PIPE Investors, in a private placement (the “2025 Private Placement”), an aggregate of 3,429,287 shares of the Company’s common stock at an offering price of $7.00 per share and, in lieu of common stock to certain PIPE Investors, pre-funded warrants to purchase an aggregate of 7,285,713 shares of common stock (the “April 2025 Pre-Funded Warrants”) at an offering price of $6.9999 per April 2025 Pre-Funded Warrant. The 2025 Private Placement closed on April 28, 2025.

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

The April 2025 Pre-Funded Warrants cannot require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the April 2025 Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the April 2025 Pre-Funded Warrants are classified as a component of permanent equity. The net proceeds of the 2025 Private Placement were approximately $69.9 million, after deducting placement agent fees and other expenses. During the first quarter of 2026, the holders exercised 1,428,571 April 2025 Pre-Funded Warrants, exercise price $0.0001 per share, resulting in the issuance of 1,428,571 shares of common stock. 5,857,142 April 2025 Pre-Funded Warrants remain outstanding as of September 30, 2026.

Stock Purchase Agreement

In connection with the Note Purchase Agreement, on January 13, 2025, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with certain funds managed by Oberland Capital Management LLC and affiliates thereof (the “SPA Investors”), pursuant to which the SPA Investors purchased an aggregate of 1,416,939 shares of the Company’s common stock, at a price of $5.2931 per share, based on the trailing 30-trading day volume-weighted average price of the Company’s common stock, as of the date of the Stock Purchase Agreement. The Company received net proceeds of $7.4 million after deducting offering costs, which was recorded as a component of permanent equity during the three months ended March 31, 2025. In addition, pursuant to the Stock Purchase Agreement, the Company granted the SPA Investors, for a period of three years following the closing on January 13, 2025, a right to participate in any equity offerings consummated by the Company in an amount up to $2.5 million, subject to certain limitations and exclusions set out in the Stock Purchase Agreement.

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

The July 2024 Pre-Funded Warrants cannot require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock and Warrants with which they were issued, are immediately exercisable, and do not embody an obligation for the Company to repurchase its common stock shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the July 2024 Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the July 2024 Pre-Funded Warrants are classified as a component of permanent equity. The Company allocated $15.4 million of the proceeds to the July 2024 Pre-Funded Warrants and shares of common stock issued. During the second quarter of 2025, the holders exercised 2,500,000 July 2024 Pre-Funded Warrants, exercise price $0.001 per share, via cashless exercise resulting in the issuance of 2,499,665 shares of common stock. During the second quarter of 2026, the holders exercised the remaining 2,500,000 July 2024 Pre-Funded Warrants, exercise price $0.001 per share, via cashless exercise resulting in the issuance of 2,499,338 shares of common stock. No July 2024 Pre-Funded Warrants remain outstanding as of September 30, 2026.

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

The Warrants met the definition of a derivative pursuant to FASB ASC 815, Derivatives and Hedging, and did not meet the derivative scope exception given the Warrants did not qualify under the indexation guidance. As a result, the Warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model with subsequent changes in fair value recorded in earnings. The Warrants were recorded at a fair value of $39.6 million upon issuance and the Company allocated $39.6 million of the proceeds as warrant liability. During the years ended December 31, 2025 and 2024, 9,654,168 Warrants and 250,000 Warrants, respectively, were exercised for shares of common stock and the fair value of the Warrants on the respective exercise dates was $50.0 million and $0.5 million, respectively, which was reclassified from warrant liability to additional paid in capital. In January 2026, 8,391,666 Warrants were exercised for 8,391,666 shares of common stock. The fair value of the 8,391,666 Warrants on their exercise dates was $26.3 million, which was reclassified from warrant liability to additional paid-in capital during the first quarter of 2026.

On January 25, 2026, 37,500 Warrants expired. As of September 30, 2026, no Warrants remained outstanding and there was no warrant liability outstanding. The Company recorded the mark-to-market adjustment of $0.0 million and $9.3 million for the three and nine months ended September 30, 2026 under change in fair value of warrant liability within the condensed consolidated statements of operations and comprehensive loss.

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

Each share of the Series A Convertible Preferred Stock was convertible into 0.833 shares of the Company’s common stock at the option of the holder at any time, subject to certain limitations.

In June 2025, holders of the Series A Convertible Preferred Stock elected to convert all 1,000,000 shares of Series A Convertible Preferred Stock for 833,332 shares of the Company’s common stock and consequently, the Company issued 833,332 shares of its common stock to holders of the Series A Convertible Preferred Stock. As of September 30, 2026, there were no shares of Series A Convertible Preferred Stock outstanding.

At-the-market equity offering program

In August 2021, the Company entered into a sales agreement with Cantor pursuant to which the Company can offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2021 ATM”). In August 2025, the Company entered into a separate sales agreement with Cantor pursuant to which the Company could offer and sell up to $100.0 million of its common stock at the current market prices from time to time through Cantor as sales agent (the “August 2025 ATM” and together with the August 2021 ATM, “ATM Programs”). During the three and nine months ended September 30, 2026, the Company sold 3,842,191 shares under the August 2021 ATM for net proceeds of approximately $28.8 million after deducting commissions and other offering expenses. During the three and nine months ended September 30, 2025, the Company sold 0 shares and 4,000,000 shares, respectively, under the August 2021 ATM for net proceeds of approximately $0.0 million and $22.7 million, respectively, after deducting commissions and other offering expenses.

16. Stock-based compensation

Stock options

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2026 is as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2025	3,030,432	$10.53	7.7	$2,731
Granted	611,500	5.72
Exercised/released	(46,378)	3.96
Forfeited/cancelled	(346,563)	20.52
Outstanding at September 30, 2026	3,248,991	$8.65	7.5	$4,019
Vested at September 30, 2026	2,136,779	$9.67	7.0	$1,821

The fair value of each stock option granted during the nine months ended September 30, 2026 and 2025 was estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Nine months ended September 30,
	2026	2025
Risk-free interest rate	3.97%	3.98%
Volatility	102%	107%
Dividend yield	—	—
Expected term (years)	5.9	5.9

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the nine months ended September 30, 2026 is as follows:

	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2025	1,313,898	$5.73
Granted	3,513,970	$5.08
Vested	(758,354)	$5.73
Forfeited/cancelled	(515,214)	$5.51
Outstanding at September 30, 2026	3,554,300	$5.12

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

	Nine months ended September 30,
	2026	2025
Risk-free interest rate	3.96%	4.29%
Volatility	73%	87%
Dividend yield	—	—
Expected term (years)	0.5	0.5

For the nine months ended September 30, 2026 and 2025, the Company recognized $0.1 million and less than $0.1 million, respectively, of stock-based compensation expense under the Amended and Restated 2018 ESPP. During the nine months ended September 30, 2026, the Company issued 25,351 shares of common stock for proceeds of less than $0.1 million under the Amended and Restated 2018 ESPP.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss	$(74,723)	$(98,518)	$(145,987)	$(176,555)
Less: Change in fair value of warrant liability	—	—	(9,323)	—
Adjusted diluted net loss	$(74,723)	$(98,518)	$(155,310)	$(176,555)

Weighted average shares outstanding	101,236	73,157	99,892	64,561
Add: Dilutive effect of the Warrants	—	—	282	—
Weighted average diluted shares outstanding	101,236	73,157	100,174	64,561

Net loss per share - basic	$(0.74)	$(1.35)	$(1.46)	$(2.73)
Net loss per share - diluted	$(0.74)	$(1.35)	$(1.55)	$(2.73)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Outstanding stock options	3,248,991	2,962,676	3,248,991	2,962,676
Outstanding restricted stock units	3,554,300	1,455,068	3,554,300	1,455,068
Warrants	—	8,962,503	—	8,962,503
Employee stock purchase plan	67,617	9,468	67,617	9,468
Total potentially dilutive securities	6,870,908	13,389,715	6,870,908	13,389,715

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

Upon entering into the Pfizer Agreement, the Company made a one-time cash payment to Pfizer in the amount of $1.5 million and issued 16,001 shares of its common stock. In April 2025, the Company entered into an amendment to the Pfizer Agreement such that a $7.5 million milestone became payable upon FDA approval of AVMAPKI FAKZYNJA CO-PACK on May 8, 2025 (the “First Pfizer Milestone”), and an $8.0 million milestone (the “Second Pfizer Milestone”) was payable upon the one-year anniversary of the FDA approval of AVMAPKI FAKZYNJA CO-PACK. The Company recorded a $15.0 million intangible asset related to these payments on the condensed consolidated balance sheets and recorded $0.5 million of interest expense related to the Second Pfizer Milestone. Pfizer is also eligible to receive up to $2.0 million in developmental milestones and up to an additional $110.0 million based on the successful attainment of regulatory and commercial sales milestones. The future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved. Pfizer is also eligible to receive high single to mid-double-digit royalties on future net sales of the products. The Company’s royalty obligations with respect to each product in each country begin on the date of first commercial sale of the product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of expiration or abandonment of the last claim contained in any issued patent or patent application licensed by Pfizer to the Company that covers the product in that country.

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

GenFleet Therapeutics (Shanghai), Inc.

On August 24, 2023, the Company entered into the GenFleet Agreement, pursuant to which GenFleet granted the Company the option to obtain exclusive development and commercialization rights worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (the “Territory”) for up to three oncology programs targeting RAS pathway driven cancers (the “GenFleet Options”). The GenFleet Options were exercisable on a program-by-program basis. In

January 2025, the Company exercised its GenFleet Option with respect to VS-7375 and made a $6.0 million payment to GenFleet.

On July 27, 2026, the Company entered into the First Amendment to the GenFleet Agreement (the “GenFleet Amendment” and, together with the GenFleet Agreement, the “Amended GenFleet Agreement”) pursuant to which, among other things, the Company (i) discontinued a previously selected “First Additional Program” (as defined within the Amended GenFleet Agreement) due to technical futility, (ii) exercised its GenFleet Option for an undisclosed “Second Additional Program” (as defined within the Amended GenFleet Agreement) under certain amended payment terms, and (iii) as a result, obtained exclusive development and commercialization rights to the Second Additional Program in the Territory. The Territory for the Second Additional Program will expand worldwide if GenFleet does not timely elect to develop the program in mainland China, Hong Kong, Macau, and Taiwan (the “Retained Territory”) following receipt of the Company’s Phase 1a clinical data package. No option exercise fee was required for the Company to obtain rights to the Second Additional Program and proceed with further development; however a milestone is due when Company decides to continue development beyond Phase 1a. As of September 30, 2026, under the Amended GenFleet Agreement, the Company may be required to make future milestone payments to GenFleet up to $398.5 million, inclusive of (i) up to $98.5 million upon achievement of certain development and commercialization milestones, and (ii) up to $300.0 million upon achievement of certain sales milestones. These payments represent any remaining milestones for the VS-7375 program and those owed for the Second Additional Program. Consistent with the original terms of the GenFleet Agreement, the Company will pay GenFleet royalties on net sales of licensed products in the Territory ranging from the mid to high single digits. With respect to the Second Additional Program the royalties will expand to net sales within the Retained Territory should GenFleet not elect into development of the program in the Retained Territory.

The Company may terminate the Amended GenFleet Agreement in its entirety or on a program-by-program basis by providing 90 days’ written notice to GenFleet. Either party may terminate the Amended GenFleet Agreement in its entirety or on a program-by-program and country-by-country basis, with 60 days’ written notice for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the Amended GenFleet Agreement in its entirety upon certain insolvency events involving the other party.

The Company recognized the $6.0 million option exercise fee for VS-7375 in January 2025 as research and development expense in the condensed consolidated statements of operations and comprehensive loss. Future milestone payments are contingent in nature and will be recognized if and when the respective contingencies are resolved.

Secura Bio

On August 10, 2020, the Company and Secura Bio signed the Secura APA and on September 30, 2020, the transaction closed.

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

The Company evaluated the Secura APA in accordance with ASC 606, Revenue from Contracts with Customers, as the Company concluded that the counterparty, Secura, is a customer. The Company identified a bundled performance obligation consisting of delivery of the duvelisib global license and intellectual property, certain existing duvelisib inventory, certain duvelisib contracts and clinical trials, certain regulatory approvals, and certain regulatory documentation and books and records (the “Bundled Secura Performance Obligation”).

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

During the nine months ended September 30, 2026, Secura achieved $200.0 million of cumulative worldwide net sales of COPIKTRA which triggered a $15.0 million sales milestone payment to the Company under the Secura APA. The Company received the $15.0 million milestone payment in July 2026. During the three and nine months ended September 30, 2026, the Company recognized $0.0 million and $15.0 million, respectively, of sale of COPIKTRA license and related assets revenue within the condensed statements of operations and comprehensive loss. The Company determined all other future potential milestones and royalties were excluded from the transaction price, as all other milestone amounts were fully constrained under applicable accounting guidance as of September 30, 2026. As part of the Company’s evaluation of the constraint, the Company considered several factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors included: the likelihood and magnitude of revenue reversals related to future milestones, the amount of variable consideration that is highly susceptible to factors outside of the Company’s influence and the uncertainty about the consideration is not expected to be resolved for an extended period of time.

19. Income taxes

The Company recorded income tax expense of $0.0 million and $0.8 million for the three and nine months ended September 30, 2026. This was primarily from interest under Internal Revenue Code (“IRC”) section 453A related to the $15.0 million milestone payment from Secura because it was an installment sale. A portion was also related to state taxes. The Company did not record a federal or state income tax provision or benefit for the nine months ended September 30, 2025, due to the expected loss before income taxes to be incurred for the year ended December 31, 2025, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

20. Commitments and contingencies

The Company entered into a lease agreement for approximately 27,810 square feet of office space in Needham, Massachusetts. Please refer to Note 11. Leases for further details regarding the minimum aggregate future lease commitments as of September 30, 2026. In conjunction with the execution of the February 2018 Amended Lease

Agreement, November 2024 Amended Lease Agreement, and March 2026 Amended Lease Agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of $0.2 million as of September 30, 2026. The amount is included in non-current restricted cash on the consolidated balance sheets as of September 30, 2026.

As of September 30, 2026, the Company has a remaining commitment to spend approximately $27.3 million under the IQVIA Master Services Agreement which the Company expects to incur in the next two to three years. As of September 30, 2026, approximately $7.4 million of this commitment is included within vendor financing arrangements, accrued expenses, and accounts payable on the condensed balance sheet. Pursuant to the terms of various other agreements, the Company may be required to pay various development, regulatory and commercial milestones. In addition, the Company may be required to pay significant royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, the occurrence of which is highly uncertain.

21. Subsequent events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. The Company is not aware of any material subsequent events other than the following:

Underwriting Agreement

On October 14, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC and Guggenheim Securities, LLC, as representatives of the several underwriters (the “Underwriters”), relating to the underwritten offering, issuance and sale by the Company of 30,937,500 shares of the Company’s common stock and to certain investors, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 312,503 shares of common stock (collectively, the “Offering”). Each share of common stock was offered at an offering price of $8.00, less the underwriting discounts and commissions, and each Pre-Funded Warrant was offered at an offering price of $7.9999, which is equal to the offering price per share of common stock less the $0.0001 exercise price of each Pre-Funded Warrant, less the underwriting discounts and commissions. All 312,503 Pre-Funded Warrants were exercised on October 14, 2026. The Company received net proceeds from the Offering, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $234.7 million.

Termination of ATM Prospectus

Effective October 14, 2026, the Company suspended and terminated the prospectus relating to the August 2025 ATM (see Note 15. Capital stock). As a result, the Company will not make any sales of its securities pursuant to the sales agreement for the August 2025 ATM, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares of the Company’s common stock is filed. The sales agreement for the August 2025 ATM otherwise remains in full force and effect, and no shares of common stock have been sold under the August 2025 ATM.

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

The combination is being evaluated in an ongoing international Phase 3 trial, RAMP 301, in recurrent LGSOC with or without a KRAS mutation. The trial was fully enrolled as of December 2025 and serves as a confirmatory study for the initial indication and has the potential to expand the indication regardless of KRAS mutation status. The results will also be leveraged for potential geographic expansion.

➢	In September 2026, we announced that two-year results evaluating the efficacy and safety of AVMAPKI FAKZYNJA CO-PACK in women with recurrent LGSOC from the RAMP 201 study were published in and have since appeared in the October 2026 printed issue of Gynecologic Oncology, the official journal of the Society of Gynecologic Oncology. In the updated analysis, with ongoing patients presenting a median follow-up of 24.9 months, efficacy measures, including median duration of response and median progression free survival (“PFS”), and safety, are consistent with the primary analysis, which was conducted more than 13 months prior.

➢	In October 2026, we communicated that the FDA had accepted the New Drug Application (“NDA”) for the AVMAPKI FAKZYNJA CO-PACK Blister Pack, granting it priority review with a FDA decision by February 7, 2027. We believe the new package presentation is an important step in further supporting patient convenience and adherence.

➢	In October 2026, new data from our Phase 2 RAMP 201 clinical trial of avutometinib plus defactinib in patients with recurrent LGSOC was presented at the International Gynecologic Cancer Society 2026 Annual Global Meeting. The RAMP 201 molecular profiling analysis showed clinically meaningful activity in KRAS wild-type recurrent LGSOC, including overall response rates (“ORR”) of 22% in patients with neuroblastoma rat sarcoma viral oncogene homolog (“NRAS”) or B-rapidly accelerated fibrosarcoma (“BRAF”) mutated tumors and 18% in patients with KRAS/NRAS/BRAF triple wild-type tumors. Additionally, an external control arm analysis of RAMP 201 showed higher weighted ORR and statistically significant improvements in PFS versus conventional care in both KRAS-mutated and KRAS wild-type subgroups.

CLINICAL PIPELINE

VS-7375, an Oral KRAS G12D (ON/OFF) Inhibitor

VS-7375 is a potential best-in-class, potent, and selective oral KRAS G12D dual ON/OFF inhibitor. VS-7375 has a differentiated profile compared to other RAS inhibitors. Based on preclinical data, VS-7375 offers dual, potent inhibition of both ON and OFF states of KRAS G12D. We believe this correlates with better in vivo efficacy and durability versus ON-only RAS inhibitors. VS-7375 has demonstrated a high affinity for KRAS G12D with long residence time (18-24 hours) in preclinical models. We believe this correlates with a more rapid and durable suppression of pERK signaling (which controls growth and cell survival) when compared to other ON-only KRAS G12D inhibitors in tumor cell lines. The selective inhibition of VS-7375 to KRAS G12D has shown, in preclinical models, to spare T cell proliferation to maintain a normal healthy immune response, versus a RAS-multi-inhibitor, which impairs T cell proliferation at increasing concentrations of drug. The once daily (“QD”) oral dosing of VS-7375 achieves exposures corresponding to maximal tumor regressions across preclinical models for pancreatic, lung and colorectal cancers. The FDA granted Fast Track Designation (“FTD”) to VS-7375 in KRAS G12D-mutated pancreatic ductal adenocarcinoma (“PDAC”) in July 2025 for both first-line (“1L”) treatment of locally advanced or metastatic disease and treatment after at least one prior line of standard systemic therapy and, in June 2026, for KRAS G12D-mutated non-small cell lung cancer (“NSCLC”) in adult patients with unresectable locally advanced or metastatic disease who have received platinum-based chemotherapy and an anti-PD-(L)1 antibody, either concurrently or sequentially.

PHASE I/II

Verastem announced in April 2025 that the U.S. Investigational New Drug (“IND”) application for VS-7375-101 was cleared and initiated a Phase 1/2 clinical trial in June 2025 in patients with advanced KRAS G12D mutant solid tumors, including PDAC, NSCLC and colorectal cancer (“CRC”).

In April 2026, we branded the trials as the VS-7375 TARGET-D Clinical Trial Program. TARGET-D 101 (VS-7375-101) is a Phase 1/2 dose escalation, dose expansion and combination-evaluation trial. In the TARGET-D 101 Phase 1/2 study, we cleared multiple monotherapy dose levels, including the 1200 mg QD dose with no dose-limiting toxicities (“DLTs”) and no major toxicities. Patients continue to be evaluated at the 1200 mg QD dose level. We also cleared multiple dose levels in combination with cetuximab with no DLTs. We completed targeted enrollment in patients with pancreatic and lung cancer monotherapy cohorts and the colorectal cancer combination cohort with cetuximab in the Phase 1/2 study. Following feedback from the FDA, we amended our Phase 1/2 trial protocol to separate out disease-specific Phase 2 registration-directed trials for KRAS G12D mutated second line (“2L”) PDAC, 2L/ third line (“3L”) NSCLC and 2L or later CRC.

➢	In October 2026, we reported initial efficacy and updated safety and tolerability data for VS-7375 in pancreatic, lung, and colorectal cancers from the ongoing Phase 1/2 TARGET-D 101 clinical development program.

1.	In metastatic pancreatic ductal adenocarcinoma (“mPDAC”), VS-7375 900 mg QD monotherapy achieved a confirmed ORR of 50% (4/8) in the second line (2L) setting, a 41% (9/22) in second line or later (2L+) setting, including two complete responses, one confirmed and one unconfirmed (treatment ongoing), and 36% cORR (5/14) patients in the third and fourth line (3L/4L) setting. The disease control rate (DCR) was 86%, and the six-month landmark PFS rate was 67%.

2.	In NSCLC, VS-7375 600 mg QD monotherapy achieved a cORR of 43% (10/23) in the 2L+ setting. In preliminary first line (1L) data, VS-7375 600 mg in combination with standard-of-care carboplatin, pemetrexed, and pembrolizumab achieved an ORR of 75% (6/8) in 1L KRAS G12D adenocarcinoma of the lung. The 900 mg QD dose level is currently being evaluated in the TARGET-D 202 Phase 2 registration-directed advanced NSCLC trial.

3.	In early data in 3L+ metastatic colorectal cancer (mCRC), VS-7375 900 mg in combination with anti-EGFR therapy achieved an ORR of 33% (2/6; one confirmed and one unconfirmed response).

4.	Across TARGET-D 101 monotherapy and combination cohorts, VS-7375 demonstrated a favorable and manageable safety profile at both the 600 mg (n=73) and 900 mg dose levels (n=48), with no clinically significant cumulative toxicities observed. At 900 mg QD, the adverse event-related discontinuation rate was 2%, median relative dose intensity was 97%, and treatment-related adverse events (“TRAEs”) were primarily low-grade gastrointestinal events; Grade 3 TRAEs occurred in 10% of patients. Combination regimens with standard of care therapies were generally consistent with the safety profiles of the individual agents, with no new or meaningful overlapping toxicities observed.

PHASE II

In the first half of 2026, we initiated three Phase 2 registration-directed trials of VS-7375, our oral KRAS G12D (ON/OFF) inhibitor, dosing the first patients in TARGET-D 201 (PDAC) in June 2026, and both TARGET-D 202 (NSCLC) and TARGET-D 203 (CRC) in July 2026. Each trial evaluates VS-7375 at 900 mg QD. TARGET-D 201 is evaluating VS-7375 as monotherapy and in combination with cetuximab in second-line PDAC, and in combination with cetuximab in the first-line setting. TARGET-D 202 is evaluating VS-7375 in advanced NSCLC after one to two prior lines of therapy and in patients with asymptomatic untreated brain metastasis, while TARGET-D 203 is evaluating VS-7375 as monotherapy and in combination with cetuximab or panitumumab in 2L+ metastatic CRC, and in combination with cetuximab and chemotherapy in the first-line setting.

PHASE III

➢	In October 2026, we shared that we had reached alignment with the FDA on the design of TARGET-D 301, a three-arm Phase 3 pivotal trial in 1L mPDAC evaluating VS-7375 900 mg in combination with anti-EGFR therapy (chemotherapy-free option) and VS-7375 900 mg in combination with gemcitabine and nab-paclitaxel versus investigator’s choice of standard-of-care chemotherapy.

Expected key milestones:

➢	We expect the FDA’s decision on our NDA submitted for the AVMAPKI FAKZYNJA CO-PACK Blister Pack by February 7, 2027.
➢	We expect to report a topline readout of the primary endpoint in the RAMP 301 trial of avutometinib plus defactinib in patients with recurrent LGSOC in the middle of 2027.
➢	We expect to continue to pursue regulatory paths for potential expansion of recurrent LGSOC into Europe and Japan.
➢	We expect to report mature data from the TARGET-D 101 mCRC cohort evaluating VS-7375 900 mg in combination with anti-EGFR therapy in the first quarter of 2027 to allow for additional patient follow-up.
➢	We expect to report initial data from the TARGET-D 101 mPDAC cohort evaluating VS-7375 600 mg plus cetuximab in early 2027, with the data intended for presentation at a medical meeting.
➢	We expect to meet with the FDA before the end of 2026 to review Phase 3 pivotal trial designs in 1L mCRC (TARGET-D 303) and 1L advanced NSCLC (TARGET-D 302).
➢	We expect to open the TARGET-D 301 1L mPDAC trial by year-end 2026 as well as enroll the first patient in the TARGET-D 302 and TARGET-D 303 in the first half of 2027.
➢	We expect to report initial data from the 1L mPDAC combination with gemcitabine/nab-paclitaxel at the start of the second quarter of 2027, with the data intended for presentation at a medical meeting.
➢	We expect to complete enrollment in both the TARGET-D 201 (PDAC) Phase 2 trial and the TARGET-D 203 (CRC) Phase 2 trial by the end of 2026, and complete enrollment in the TARGET-D 202 (NSCLC) Phase 2 trial in the second quarter of 2027.

➢	We expect to report initial data from Phase 2 TARGET-D 201 2L PDAC in the second quarter of 2027. Additionally, we expect to report initial data from the Phase 2 TARGET-D 202 2L NSCLC and TARGET-D 203 2L CRC trials in the second half of 2027.

FINANCIAL OPERATIONS OVERVIEW

As of September 30, 2026, we had an accumulated deficit of $1,311.0 million. Our net loss was $74.7 million, $146.0 million, $98.5 million, $176.6 million for the three and nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had cash, cash equivalents, and investments of $172.8 million. In accordance with applicable accounting standards, we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within twelve months after the date of the issuance of these condensed consolidated financial statements.

We expect our existing cash resources including proceeds from the Offering in October 2026, along with revenue we expect to generate from sales of AVMAPKI FAKZYNJA CO-PACK, will be sufficient to fund our planned operations through 12 months from the date of issuance of these condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2026 and 2025

	Three months ended September 30,
	(dollar amounts in thousands)
	2026	2025	Change	% Change
Revenue:
Product revenue, net	$24,012	$11,242	$12,770	114%
Total revenue	24,012	11,242	12,770	114%
Operating expenses:
Cost of sales - product	3,666	1,670	1,996	120%
Cost of sales - intangible amortization	279	290	(11)	(4)%
Research and development	68,806	28,989	39,817	137%
Selling, general and administrative	26,485	21,008	5,477	26%
Total operating expenses	99,236	51,957	47,279	91%
Loss from operations	(75,224)	(40,715)	(34,509)	(85)%
Other expense	(56)	(37)	(19)	(51)%
Interest income	765	1,182	(417)	(35)%
Interest expense	(212)	(319)	107	34%
Change in fair value of warrant liability	—	(55,881)	55,881	100%
Change in fair value of Notes	4	(2,748)	2,752	100%
Net loss	$(74,723)	$(98,518)	$23,795	24%

Product revenue, net.

We began commercial sales of AVMAPKI FAKZYNJA CO-PACK within the United States in May 2025, following receipt of FDA marketing approval on May 8, 2025. For the three months ended September 30, 2026 (the “2026 Quarter”) we recorded approximately $24.0 million of net product revenue. For the three months ended September 30, 2025 (the “2025 Quarter”) we recorded approximately $11.2 million of net product revenue. The $12.8 million increase was primarily driven by an increase in the product shipments for AVMAPKI FAKZYNJA CO-PACK.

Cost of sales – product.

Cost of sales – product for the 2026 Quarter was $3.7 million compared to $1.7 million for the 2025 Quarter. Cost of sales – product for the 2026 Quarter and 2025 Quarter consisted of costs associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK, royalties owed on such sales, and certain period costs including inventory write downs. The Company began capitalizing inventory upon receiving FDA approval for AVMAPKI FAKZYNJA CO-PACK on May 8, 2025. Prior to the FDA approval of AVMAPKI FAKZYNJA CO-PACK, expenses associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK were recorded as research and development expense. Certain costs of AVMAPKI FAKZYNJA CO-PACK units recognized as revenue during the 2026 Quarter and 2025 Quarter, or approximately $0.1 million and less than $0.1 million, respectively, were expensed prior to obtaining regulatory approval, and, therefore, are not included in cost of sales – product during this period. We expect cost of sales - product to increase in relation to product revenues as we deplete these inventories.

Cost of sales – intangible amortization.

Cost of sales – intangible amortization for both the 2026 Quarter and 2025 Quarter of approximately $0.3 million was related to finite-lived intangible assets related to AVMAPKI FAKZYNJA CO-PACK which we recognized and began amortizing during the second quarter of 2025.

Research and development expense.

Research and development expense for the 2026 Quarter was $68.8 million, compared to $29.0 million for the 2025 Quarter. The $39.8 million increase was primarily driven by a $14.6 million increase in investigator fees, a $14.4 million increase in drug substance and drug product manufacturing costs, a $5.5 million increase in contract research organization (“CRO”) costs, a $3.2 million increase in personnel costs including non-cash stock-based compensation, and a $2.1 million increase in clinical supply costs.

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

	Three months ended September 30,
	(dollar amounts in thousands)
	2026	2025	Change	% Change
Product/ product candidate / project specific costs
Avutometinib + defactinib - LGSOC	$7,021	$9,148	$(2,127)	(23)%
Avutometinib + defactinib - other indications	2,263	3,222	(959)	(30)%
Avutometinib and defactinib manufacturing and non-clinical trial specific	1,857	2,914	(1,057)	(36)%
VS-7375 - clinical trials	25,900	1,301	24,599	1891%
VS-7375 manufacturing and non-clinical trial specific	20,847	4,231	16,616	393%
Unallocated costs
Personnel costs, excluding stock-based compensation	7,140	4,755	2,385	50%
Stock-based compensation expense	1,430	576	854	148%
Other unallocated expenses	2,348	2,842	(494)	(17)%
Total research and development expense	$68,806	$28,989	$39,817	137%

The $24.6 million increase in VS-7375 clinical trial expenses was primarily attributable to higher CRO costs, investigator fees and clinical supply costs resulting from increased enrollment in the TARGET-D 101 trial, increased startup and enrollment for the three Phase 2 TARGET-D trials and increased study initiation activities for the Phase 3 TARGET-D 301 trial. The $16.6 million increase in VS-7375 manufacturing and non-clinical trial specific costs was primarily attributable to increases in drug manufacturing and drug supply costs in support of the growing TARGET-D program. The $2.4 million increase in personnel costs, excluding stock-based compensation, and $0.9 million increase in stock-based compensation were primarily attributable to increased headcount. These increases were partially offset by decreases in CRO, manufacturing and investigator fee costs of $2.1 million, $1.1 million and $1.0 million in avutometinib and defactinib research within LGSOC, manufacturing and non-clinical trial specific and other indications, respectively.

Selling, general and administrative expense

Selling, general and administrative expense for the 2026 Quarter was $26.5 million compared to $21.0 million for the 2025 Quarter. The $5.5 million increase was primarily driven by a $3.4 million increase in personnel costs including non-cash stock-based compensation expense, a $2.7 million increase in commercial operations expenses, and a $1.5 million increase in other general and administrative expenses. These increases were partially offset by a $2.1 million decrease in consulting and professional fees.

Other expense

Other expense for the 2026 Quarter was $0.1 million compared to less than $0.1 million for the 2025 Quarter. Other expense for the 2026 Quarter and 2025 Quarter consisted of transaction losses due to changes in foreign currency exchange rates.

Interest income

Interest income for the 2026 Quarter was $0.8 million, compared to $1.2 million for the 2025 Quarter. The $0.4 million decrease was primarily driven by a decrease in investment balances on short-term investments and cash equivalents.

Interest expense

Interest expense for the 2026 Quarter was $0.2 million compared to $0.3 million for the 2025 Quarter. The $0.1 million decrease from the 2025 Quarter to the 2026 Quarter was primarily driven by reductions in amounts owed related to vendor financing arrangements.

Change in fair value of warrant liability

There was no change in fair value of the warrant liability for the 2026 Quarter compared to $55.9 million expense for the 2025 Quarter. There was no change in the fair value of the warrant liability for the 2026 Quarter as all the outstanding Warrants were either exercised or expired as of January 25, 2026. The $55.9 million expense for the 2025 Quarter was comprised of the mark-to-market adjustment for the liability classified Warrants issued as part of the July 2024 Offering. The increase was driven by an increase in fair value per Warrant from June 30, 2025 to the exercise date for the 5,166,666 Warrants exercised during the 2025 Quarter and an increase in fair value per Warrant for the 8,962,503 Warrants that remained outstanding at September 30, 2025, due to an increase in our stock price during the 2025 Quarter.

Change in fair value of Notes

The change in fair value of Notes was less than $0.1 million for the 2026 Quarter compared to $2.7 million for the 2025 Quarter. We elected the fair value option for both the Initial Notes and Revenue Notes and therefore changes in fair value, including interest, other than changes that are directly attributable to instrument specific credit risk are recorded as change in fair value of Notes in the condensed statements of operations and comprehensive loss. The change in fair value of Notes for the 2026 Quarter of less than $0.1 million was primarily driven by increases in the fair value option debt interest expense due to the addition of the Revenue Notes, offset by decreases in the fair value of both the Initial Notes and Revenue Notes due to increases in the risk-free rate during the 2026 Quarter. The change in fair value for the 2025 Quarter of $2.7 million was primarily driven by interest on the Notes and a reduction in the risk-free rate during the 2025 Quarter.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine months ended September 30,
	(dollar amounts in thousands)
	2026	2025	Change	% Change
Revenue:
Product revenue, net	$67,761	$13,379	$54,382	406%
Sale of COPIKTRA license and related assets	15,000	—	15,000	N/M
Total revenue	82,761	13,379	69,382	519%
Operating expenses:
Cost of sales - product	10,200	1,988	8,212	413%
Cost of sales - intangible amortization	838	418	420	100%
Research and development	148,361	82,925	65,436	79%
Selling, general and administrative	76,193	56,702	19,491	34%
Total operating expenses	235,592	142,033	93,559	66%
Loss from operations	(152,831)	(128,654)	(24,177)	(19)%
Other expense	(168)	(186)	18	10%
Interest income	3,170	2,964	206	7%
Interest expense	(955)	(723)	(232)	(32)%
Loss on debt extinguishment	—	(1,826)	1,826	100%
Change in fair value of warrant liability	9,323	(37,977)	47,300	125%
Change in fair value of Notes	(3,710)	(10,153)	6,443	63%
Net loss before taxes	(145,171)	(176,555)	31,384	18%
Income tax expense	(816)	—	(816)	N/M
Net loss	$(145,987)	$(176,555)	$30,568	17%

“N/M” - Percentage change is not meaningful (N/M) where the prior period amount is zero or not comparable.

Product Revenue, Net.

We began commercial sales of AVMAPKI FAKZYNJA CO-PACK within the United States in May 2025, following receipt of FDA marketing approval on May 8, 2025. For the nine months ended September 30, 2026 (the “2026 Period”) we recorded approximately $67.8 million of net product revenue. For the nine months ended September 30, 2025 (the “2025 Period”) we recorded approximately $13.4 million of net product revenue. The $54.4 million increase was primarily driven by an increase in the product shipments for AVMAPKI FAKZYNJA CO-PACK.

Sale of COPIKTRA license and related assets

Sale of COPIKTRA license and related assets revenue for the 2026 Period was $15.0 million compared to $0.0 million for the 2025 Period. Sale of COPIKTRA license and related assets revenue for the 2026 Period consisted of one sales milestone of $15.0 million due to Secura achieving cumulative worldwide net sales of COPIKTRA exceeding $200.0 million since the closing of the Secura APA during the 2026 Period. The $15.0 million milestone payment was received by us in July 2026.

Cost of sales – product.

Cost of sales – product for the 2026 Period was $10.2 million compared to $2.0 million for the 2025 Period. Cost of sales – product for the 2026 Period and 2025 Period consisted of costs associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK, royalties owed on such sales, and certain period costs including inventory write downs. The Company began capitalizing inventory upon receiving FDA approval for AVMAPKI FAKZYNJA CO-PACK on May 8, 2025. Prior to the FDA approval of AVMAPKI FAKZYNJA CO-PACK, expenses associated with the manufacturing of AVMAPKI FAKZYNJA CO-PACK were recorded as research and development expense. Certain costs of AVMAPKI FAKZYNJA CO-PACK units recognized as revenue during the 2026 Period and 2025 Period, or approximately $0.4 million and less than $0.1 million, respectively, were expensed prior to obtaining regulatory approval, and, therefore, are not included in cost of sales – product during this period. We expect cost of sales - product to increase in relation to product revenues as we deplete these inventories.

Cost of sales – intangible amortization.

Cost of sales – intangible amortization for the 2026 Period and 2025 Period of approximately $0.8 million and $0.4 million, respectively, was related to finite-lived intangible assets related to AVMAPKI FAKZYNJA CO-PACK which we recognized and began amortizing during the second quarter of 2025.

Research and development expense.

Research and development expense for the 2026 Period was $148.4 million, compared to $82.9 million for the 2025 Period. The $65.4 million increase was primarily driven by a $26.7 million increase in investigator fees, a $20.2 million increase in drug substance and drug product manufacturing costs, a $13.7 million increase in CRO costs, a $6.7 million increase in personnel costs including non-cash stock-based compensation, a $5.1 million increase in clinical supply costs and a $0.5 million increase in other research and development costs. These increases were partially offset by a $6.0 million decrease in license fees, reflecting an option exercise fee payment made during the 2025 Period pursuant to the GenFleet Agreement, and a $1.5 million decrease in consulting expenses.

The table below summarizes our direct research and development expenses for our product/ product candidates/ projects and our unallocated research and development costs for the 2026 Period and the 2025 Period.

	Nine months ended September 30,
	(dollar amounts in thousands)
	2026	2025	Change	% Change
Product/ product candidate / project specific costs
Avutometinib + defactinib - LGSOC	$25,397	$26,893	$(1,496)	(6)%
Avutometinib + defactinib - other indications	6,584	8,377	(1,793)	(21)%
Avutometinib and defactinib manufacturing and non-clinical trial specific	6,415	8,028	(1,613)	(20)%
VS-7375 - clinical trials	49,853	2,239	47,614	2127%
VS-7375 manufacturing and non-clinical trial specific	29,828	13,539	16,289	120%
Unallocated costs
Personnel costs, excluding stock-based compensation	19,238	13,809	5,429	39%
Stock-based compensation expense	3,242	1,982	1,260	64%
Other unallocated expenses	7,804	8,058	(254)	(3)%
Total research and development expense	$148,361	$82,925	$65,436	79%

The $47.6 million increase in VS-7375 clinical trial expenses was primarily attributable to higher CRO costs, investigator fees and clinical supply costs resulting from increased enrollment in the TARGET-D 101 trial, increased startup and enrollment for the three Phase 2 TARGET-D trials and increased study initiation activities for the Phase 3 TARGET-D 301 trial. The $16.3 million increase in VS-7375 manufacturing and non-clinical trial specific costs was primarily attributable to increases in drug manufacturing and drug supply costs in support of the growing TARGET-D program. The $5.4 million increase in personnel costs, excluding stock-based compensation, and $1.3 million increase in stock-based compensation were primarily attributable to increased headcount. These increases were partially offset by decreases in CRO, manufacturing and investigator fee costs of $1.8 million, $1.6 million and $1.5 million in avutometinib and defactinib research within other indications, manufacturing and non-clinical trial specific and LGSOC, respectively.

Selling, general and administrative expense

Selling, general and administrative expense for the 2026 Period was $76.2 million compared to $56.7 million for the 2025 Period. The $19.5 million increase was primarily driven by a $10.8 million increase in personnel costs, including non-cash stock-based compensation expense, a $9.2 million increase in commercial operations expenses and a $3.5 million increase in other general and administrative expenses. These increases were partially offset by a $3.2 million decrease in consulting and professional fees and $0.8 million in financing fees related to the Note Purchase Agreement and other expenses incurred in the 2025 Period.

Other expense

Other expense for the 2026 Period and 2025 Period was $0.2 million in both periods. Other expense for the 2026 Period and 2025 Period consisted of transaction losses due to changes in foreign currency exchange rates.

Interest income

Interest income for the 2026 Period was $3.2 million, compared to $3.0 million for the 2025 Period. The $0.2 million increase was primarily driven by higher balances of cash equivalents and investments during the 2026 Period compared to the 2025 Period.

Interest expense

Interest expense for the 2026 Period was $1.0 million compared to $0.7 million for the 2025 Period. The $0.3 million increase from the 2025 Period was primarily driven by interest expense incurred as part of the vendor financing arrangement.

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

Change in fair value of warrant liability

The change in fair value of the warrant liability was $9.3 million income for the 2026 Period compared to $38.0 million expense for the 2025 Period. The $9.3 million income for the 2026 Period and $38.0 million expense for the 2025 Period consisted of the mark-to-market adjustment for the liability classified Warrants issued as part of the July 2024 Offering. The liability classified warrants decreased in value from December 31, 2025 to when 8,391,666 Warrants were exercised in January 2026 and the expiration of 37,500 Warrants primarily driven by a reduction in our stock price, resulting in $9.3 million income during the 2026 Period. The $38.0 million expense for the 2025 Period was driven by an increase in fair value per Warrant from December 31, 2024 to the exercise date for the 9,120,831 Warrants exercised during the 2025 Period and an increase in fair value per Warrant for the 8,962,503 Warrants that remained outstanding at September 30, 2025, due to an increase in our stock price.

Change in fair value of Notes

The change in fair value of Notes was $3.7 million for the 2026 Period compared to $10.2 million during the 2025 Period. We elected the fair value option for both the Initial Notes and the Revenue Notes and therefore changes in fair value, including interest, other than changes that are directly attributable to instrument specific credit risk are recorded as change in fair value of Notes in the condensed statements of operations and comprehensive loss. The change in fair value of Notes for the 2026 Period of $3.7 million was primarily driven by interest and Revenue Participation Payments on the Notes offset by decreases in the fair value of the Notes driven by increases in the risk free rate during the 2026 Period. The change in fair value of Notes for the 2025 Period of $10.2 million was primarily driven by interest on the Notes and a reduction in the risk free rate during the 2025 Period resulting in higher valuation of the Notes.

Income tax expense.

Income tax expense for the 2026 Period was $0.8 million compared to no income tax expense in the 2025 Period. The income tax expense within the 2026 Period was primarily a result of interest owed under IRC section 453A related to the $15.0 million milestone payment from Secura because it was an installment sale.

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

As of September 30, 2026, we had $172.8 million in cash, cash equivalents, and investments. We primarily invest our cash, cash equivalents and investments in U.S. Government money market funds, government bonds, corporate bonds and commercial paper of publicly traded companies.

Risks and uncertainties include those identified under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 4, 2026, and under “Risk Factors” in this Quarterly Report on Form 10-Q.

Cash flows

The following table sets forth the primary sources and uses of cash for the 2026 Period and the 2025 Period (in thousands):

	Nine months ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(129,618)	$(107,555)
Investing activities	(7,265)	(8,279)
Financing activities	104,694	164,722
(Decrease) increase in cash, cash equivalents and restricted cash	$(32,189)	$48,888

Operating activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Our cash outflow from net losses adjusted for non-cash charges and adjustments was $147.3 million for the 2026 Period and $123.3 million for the 2025 Period. Non-cash charges and adjustments for the 2026 Period were primarily related to the change in fair value of common stock warrant liability, stock-based compensation expense and the change in fair value of the Notes. Non-cash charges and adjustments for the 2025 Period were primarily related to the change in fair value of warrant liability, non-cash changes in fair value of the Notes, loss on debt extinguishment and stock-based compensation expense.

Our cash inflows from operating activities due to changes in operating assets and liabilities were $17.7 million and $15.8 million for the 2026 Period and the 2025 Period, respectively. Cash inflow due to changes in operating assets and liabilities for the 2026 Period was primarily driven by an increase of $24.1 million in accrued expenses and other liabilities, an increase of $7.8 million in accounts payable, partially offset by an increase of $12.8 million in prepaid expenses, other current assets and other assets, and a combined increase of $1.5 million in accounts receivable and inventory. Cash inflow due to changes in operating assets and liabilities for the 2025 Period was primarily driven by an increase of $21.6 million in accrued expenses and other liabilities, and an increase of $4.5 million in accounts payable, partially offset by an increase of $6.7 million in accounts receivable, an increase of $1.9 million in prepaid expenses, other current assets and other assets, and an increase of $1.8 million in inventory. The increases in both periods in prepaid expenses, other current assets, and other assets are exclusive of cash received from PanCAN and used on the RAMP 205 study. Cash used in operating activities was $129.6 million and $107.6 million for the 2026 Period and the 2025 Period, respectively.

Investing activities

The cash used in investing activities was $7.3 million for the 2026 Period. The cash used in investing activities for the 2026 Period relates to the purchase of investments of $16.0 million and purchase of intangible assets of $7.5 million, partially offset by $16.3 million of maturities of investments. The cash used in investing activities for the 2025 Period relates to the purchase of intangible assets of $8.3 million.

Financing activities

The cash provided by financing activities for the 2026 Period represents $50.0 million of proceeds received pursuant to the Note Purchase Agreement, $29.4 million of proceeds from the exercise of Warrants, $28.8 million of net proceeds from issuance of common stock, $0.7 million of proceeds received from insurance premium financing, and $0.3 million of proceeds received from the exercise of stock options and our employee stock purchase plan. These inflows were partially offset by $3.8 million of repayments under the vendor financing arrangement and $0.7 million of payments for insurance premium financing. The cash provided by financing activities for the 2025 Period represents $100.1 million of proceeds from issuance of common stock and pre-funded warrants, $75.0 million of proceeds received pursuant to the Note Purchase Agreement, $31.9 million of proceeds from the exercise of Warrants, $1.2 million of proceeds received from insurance premium financing, and less than $0.1 million of proceeds received from exercise of stock options and employee stock purchase plan, partially offset by the $42.6 million repayment of our Loan Agreement, and $1.0 million of payments for insurance premium financing. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the Note Purchase Agreement and Loan Agreement; Note 15. Capital Stock to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the 2025 Private Placement, the Stock Purchase Agreement and the Warrants; Note 12. Notes Payable to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the finance agreement with AFCO Premium Credit LLC related to insurance premium financing and the monthly payments of principal and interest related thereto; Note 13. Vendor Financing Arrangement to our unaudited condensed consolidated financial statements included in this quarterly report for additional details on the vendor finance agreement with IQVIA related to the master service agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $172.8 million as of September 30, 2026, consisting of cash and U.S. Government money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because most of our investments are interest bearing. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Our contracts with CROs and contract manufacturers globally may be denominated in foreign currencies. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2026, an immaterial amount of our total liabilities was denominated in currencies other than the functional currency.

As of September 30, 2026, we have borrowed $75.0 million of Initial Notes under the Note Purchase Agreement. The Initial Notes bear interest at a floating rate equal to the sum of (i) the greater of the Term SOFR (as defined in the Note Purchase Agreement) and 4.29%, and (ii) 3.71%, which is subject to an overall floor and cap. Changes in interest rates can cause interest charges to fluctuate under the Note Purchase Agreement. A 10% increase in current interest rates would have resulted in an immaterial increase in the amount of cash interest expense for the three and nine months ended September 30, 2026 due to the overall interest rate floor and cap.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three and nine months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

We did not purchase any of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Securities Trading Plan of Directors and Executive Officers

On September 2, 2026, Eric K. Rowinsky, MD, a member of the board of directors, adopted a Rule 10b5-1 plan providing for the sale of up to 82,874 shares of the Company’s common stock. Pursuant to this plan, Dr. Rowinsky may sell shares of common stock beginning on December 1, 2026, subject to the terms of the plan, and the plan will terminate on or prior to December 24, 2028. The trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c).

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

4.1		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 25, 2025)
4.2		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 17, 2025)
10.1	†

Amendment No. 3 to Note Purchase Agreement, dated August 6, 2026, by and among Verastem, Inc., RGCM SA LLC and certain funds managed by Oberland Capital Management LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 6, 2026)

10.2	†*	First Amendment to the Collaboration and Option Agreement by and between Verastem, Inc. and GenFleet Therapeutics (Shanghai), Inc.
31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*

Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Press Release issued by Verastem, Inc. on November 5, 2026 (furnished herewith).
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

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

VERASTEM, INC.
Date: November 5, 2026	By:	/s/ DANIEL W. PATERSON

Daniel W. Paterson
President and Chief Executive Officer
(Principal executive officer)

Date: November 5, 2026	By:	/s/ DANIEL CALKINS

Daniel Calkins
Chief Financial Officer
(Principal financial and accounting officer)